Form 10-K
period 2010-12-31
STATE STREET Corp
filed 2011-02-28
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($33.82) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $16.87 billion.

The number of shares of the registrant’s common stock outstanding as of January 31, 2011 was 502,189,618.

Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:

(1) The registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2011 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.	BUSINESS

GENERAL

State Street Corporation is a financial holding company; we were organized in 1969 under the laws of the Commonwealth of Massachusetts, and through our subsidiaries, including our principal banking subsidiary State Street Bank and Trust Company, we provide a broad range of financial products and services to institutional investors worldwide. At December 31, 2010, we had consolidated total assets of $160.51 billion, consolidated total deposits of $98.35 billion, consolidated total shareholders’ equity of $17.79 billion and 28,670 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis; references to “parent company” mean State Street Corporation; and references to “State Street Bank” mean State Street Bank and Trust Company. The parent company is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management.

Our website is www.statestreet.com, through which we make available, free of charge, all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Except as may be specifically incorporated by reference into this Form 10-K, information on those websites is not part of this Form 10-K.

We have Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining & Audit Committee, the Executive Compensation Committee, the Risk and Capital Committee and the Nominating and Corporate Governance Committee of our Board of Directors, and a Code of Ethics for Senior Financial Officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on our website.

BUSINESS DESCRIPTION

Overview

We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $21.53 trillion of assets under custody and administration and $2.01 trillion of assets under management at year-end 2010. Our clients include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Including the United States, we operate in 26 countries and more than 100 geographic markets worldwide. We conduct our business primarily through State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank’s current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

Significant Developments

On April 1, 2010, we acquired Mourant International Finance Administration, or MIFA. Through this acquisition, we strengthened our position in fund administration and alternative asset servicing by adding $122 billion to our assets under administration as of June 30, 2010. We further expanded our reach in Europe and Asia, and we broadened our capabilities for servicing investors’ growing real estate administration requirements. This transaction builds on prior acquisitions completed over the past several years, each of which has contributed to our capabilities and reach in the alternative asset servicing segment of the global fund administration business. In 2002, we acquired International Fund Services, and in 2007, we acquired Investors Financial Services Corp. and Palmeri Fund Administrators. Additional information about our acquisition of MIFA is provided in note 2 to the consolidated financial statements included under Item 8.

On May 17, 2010, we completed our acquisition of the securities services business of Intesa Sanpaolo, or Intesa, composed of global custody, depository banking, correspondent banking and fund administration, with approximately €369 billion of assets under custody and administration as of March 31, 2010. As part of our acquisition of Intesa, we also assumed approximately €9 billion of client deposits. This transaction also added approximately 530 employees to our operations in Milan, Turin and Luxembourg, enhanced our position as the largest service provider in Italy and strengthened our presence in Luxembourg. As part of this acquisition, we entered into a long-term servicing agreement with Intesa Sanpaolo to service its investment management affiliates, including Eurizon Capital, which with its affiliates comprises the largest fund family in Italy, with approximately €139 billion of assets under management as of March 31, 2010. Additional information about our acquisition of Intesa is provided in note 2 to the consolidated financial statements included under Item 8.

On November 30, 2010, we announced a multi-year program to enhance service excellence and innovation, increase efficiencies and position us for accelerated growth. This program includes operational and information technology enhancements and targeted cost initiatives, including a reduction in force and a plan to reduce our occupancy costs. Additional information concerning actions taken by us in connection with, and charges resulting from, this program in 2010 is included in the “Overview of Financial Results—Financial Highlights” and “Consolidated Results of Operations—Expenses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, or Management’s Discussion and Analysis, included under Item 7 and in note 9 to the consolidated financial statements included under Item 8.

On January 10, 2011, we completed our acquisition of Bank of Ireland Asset Management, or BIAM. Our acquisition of BIAM provided State Street Global Advisors, or SSgA, with new Dublin-based clients and employees and additional assets under management, including global fundamental equities, fixed-income, cash, asset allocation, property and balanced funds. Aggregate BIAM assets under management as of December 31, 2010 were approximately €26 billion. The acquisition also expanded SSgA’s range of investment management solutions, and expanded State Street’s overall presence in Ireland, where we have been servicing institutional clients for fifteen years. Our resulting new operation in that country, known as State Street Global Advisors Ireland Limited, became SSgA’s tenth global investment center, from which investment teams manage client assets.

Additional Information

Additional information about our business activities is provided in the sections that follow. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Management’s Discussion and Analysis, Risk Factors included under Item 1A and our consolidated financial statements and accompanying footnotes included under Item 8, including notes 22 and 25 with respect to income taxes and non-U.S. activities.

LINES OF BUSINESS

We have two lines of business: Investment Servicing and Investment Management. These two lines of business provide services to support institutional investors, including custody, recordkeeping, daily pricing and administration, shareholder services, foreign exchange, brokerage and other trading services, securities finance, deposit and short-term investment facilities, loan and lease financing, investment manager and alternative investment manager operations outsourcing, performance, risk and compliance analytics, investment research and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of Management’s Discussion and Analysis and note 24 to the consolidated financial statements included under Item 8.

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

We believe that these markets have key competitive considerations. These considerations include, for investment servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, and price; and for investment management, expertise, experience, the availability of related service offerings, quality of service and performance, and price.

Our competitive success will depend upon our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing clients and to attract new clients.

SUPERVISION AND REGULATION

The parent company is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage to those that the Federal Reserve considers to be closely related to banking or managing or controlling banks. These limits also apply to non-banking entities of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity or its ownership or control of a non-banking subsidiary if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company qualifies as a financial holding company, which extends to some extent the scope of activities in which it may engage. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve interpretations, and therefore the parent company may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, each of our depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which became law in July 2010, will have a significant effect on the regulatory structure of the financial markets. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivative instruments, alters the regulatory capital treatment of trust preferred and other hybrid capital securities, and revises the FDIC’s assessment base for deposit insurance assessment. In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of Basel III and the Alternative Investment Fund Managers Directive, and the potential adoption of European Union derivatives initiatives and revisions to the European collective investment fund, or UCITS, directive.

Additional information about the Dodd-Frank Act and other new or modified laws and regulations applicable to our business is provided in Risk Factors included under Item 1A, in particular the risk factor titled “We face extensive and changing government regulation, including changes to capital requirements under the Dodd-Frank Act, Basel II and Basel III, which may increase our costs and expose us to risks related to compliance.”

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

Regulatory Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve minimum risk-based capital and leverage ratio guidelines. As noted above, our status as a financial holding company also requires that we maintain specified regulatory capital ratio levels. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2010, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, exceeded the applicable minimum capital requirements and the requirements to qualify as a financial holding company.

We are currently in the qualification period that is required to be completed prior to our full implementation of the Basel II final rules. During the qualification period, we must demonstrate that we comply with the Basel II requirements to the satisfaction of the Federal Reserve. During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the final rules and may require us to take certain actions to achieve compliance that could adversely affect our business operations, our capital structure, our regulatory capital ratios or our financial performance. Basel III, the Dodd-Frank Act and the regulatory rules to be adopted for the implementation of Basel III and the Dodd-Frank Act are expected to result in an increase in the minimum regulatory capital that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated. Banking regulators have not yet issued final rules and guidance with respect to the regulatory capital rules under Basel III and the Dodd-Frank Act.

Failure to meet regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of State Street Bank by the Federal Deposit Insurance Corporation, or FDIC, and to certain restrictions on our business that are described further in this “Supervision and Regulation” section.

For additional information about our regulatory capital position and regulatory capital adequacy, refer to the “Capital” section of Management’s Discussion and Analysis, Risk Factors, including the risk factor titled “Our business may be adversely affected upon our implementation of the revised capital requirements under Basel II Capital Rules, Basel III and the Dodd-Frank Act or in the event our capital structure is determined to be insufficient as a result of mandated stress testing,” and note 16 to the consolidated financial statements included under Item 8.

Subsidiaries

The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2010, the capital of each of these banking subsidiaries was in excess of the minimum legal capital requirements as set by those regulatory authorities.

The parent company and its non-banking subsidiaries are affiliates of State Street Bank under federal banking laws, which impose restrictions on transactions involving loans, extensions of credit, investments or asset purchases from State Street Bank to the parent company and its non-banking subsidiaries. Transactions of this kind to affiliates by State Street Bank are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined, and to 20% in the aggregate for all affiliates, and, in addition, are subject to collateral requirements. Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

Our investment management division, SSgA, which acts as an investment advisor to investment companies registered under the Investment Company Act of 1940, is registered as an investment advisor with the SEC. However, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. Our activities as a futures commission merchant are subject to regulation by the Commodities Futures Trading Commission in the U.S. and various regulatory authorities internationally, as well as the membership requirements of the applicable clearinghouses. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business relating to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA and is regulated by the U.S. Department of Labor.

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

The majority of our non-U.S. operations are conducted pursuant to Federal Reserve Regulation K through State Street Bank’s Edge Act corporation subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments that exceed 20% of their capital and surplus in their Edge Act corporations (and similar state law corporations), and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.

In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through the parent company or through non-banking subsidiaries of the parent company) pursuant to Federal Reserve Regulation Y, or through international bank branch expansion, which are not subject to the 20% investment limitation for Edge Act corporation subsidiaries.

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

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8)—presents consolidated average balance sheet amounts, related fully taxable-equivalent interest earned or paid, related average yields and rates paid and changes in fully taxable-equivalent interest revenue and expense for each major category of interest-earning assets and interest-bearing liabilities.

Note 3, “Investment Securities,” to the consolidated financial statements (Item 8) and “Investment Securities” section included in Management’s Discussion and Analysis—disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).

Note 1, “Summary of Significant Accounting Policies—Loans and Leases,” to the consolidated financial statements (Item 8)—discloses our policy for placing loans and leases on non-accrual status.

Note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) and “Loans and Leases” section included in Management’s Discussion and Analysis—disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.

“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis—disclose information regarding cross-border outstandings and other loan concentrations of State Street.

“Credit Risk” section of Management’s Discussion and Analysis and note 4, “Loans and Leases,” to the consolidated financial statements (Item 8)—present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.

“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8)—discloses deposit information.

Note 8, “Short-Term Borrowings,” to the consolidated financial statements (Item 8)—discloses information regarding short-term borrowings of State Street.

ITEM 1A.	RISK FACTORS

This Form 10-K, as well as other reports filed by us under the Securities Exchange Act of 1934 or registration statements filed by us under the Securities Act of 1933, contain statements (including statements in Management’s Discussion and Analysis included under Item 7) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry trends, management’s expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings, management’s confidence in our strategies and other matters that do not relate strictly to historical facts. Forward-looking statements are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•	the manner in which the Federal Reserve implements the Dodd-Frank Act, including any changes to our minimum regulatory capital ratios;

•	changes to our business model, or how we provide services, required by our compliance with the Dodd-Frank Act, and similar non-U.S. rules and regulations;

•

required regulatory capital ratios under Basel II and Basel III, in each case as fully implemented by State Street and State Street Bank (and in the case of Basel III, when finally adopted by the Federal Reserve), which may result in the need for substantial additional capital or increased levels of liquidity in the future;

•

changes in law or regulation that may adversely affect our, our clients’ or our counterparties’ business activities and the products or services that we sell, including additional or increased taxes or assessments thereon, capital adequacy requirements and changes that expose us to risks related to compliance;

•	financial market disruptions and the economic recession, whether in the U.S. or internationally;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our clients;

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

•

delays or difficulties in the execution of our previously announced global multi-year program designed to enhance our operating model, which could lead to changes in our estimates of the charges, expenses or savings associated with the planned program, resulting in increased volatility of our earnings;

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

•

the ability to complete acquisitions, divestitures and joint ventures, including the ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•	the performance of and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•	the possibility of our clients incurring substantial losses in investment pools where we act as agent, and the possibility of significant reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

•	potential changes to the competitive environment, including changes due to the effects of consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities on our consolidated balance sheet;

•	the results of litigation, government investigations and similar disputes or proceedings;

•

our ability to control operating risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will prove insufficient, fail or be circumvented;

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

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our consolidated results of operations and financial condition.

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

The failure or instability of any of our significant counterparties, many of whom are major financial institutions, and our assumption of significant credit and counterparty risk, could expose us to loss.

The financial markets are characterized by extensive interdependencies among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions, particularly large and complex institutions. Although we have procedures for monitoring both individual and aggregate counterparty risk, like other large financial institutions, the nature of our business is such that large individual and aggregate counterparty exposure is inherent in our business as our focus is on large institutional investors and their businesses. From time to time, we assume concentrated credit risk at the individual obligor, counterparty or guarantor level. Such concentrations may be material and can from time to time exceed 10% of our consolidated total shareholders’ equity. Our material counterparty exposures change daily, and the counterparties to which our risk exposure exceeds 10% of our consolidated total shareholders’ equity are also variable during any reported period; however, our largest exposures tend to be to other financial institutions. Further, exposure to such counterparties generally is the result of our role as agent to numerous entities affiliated with a single counterparty. These affiliated entities and our risk exposures to them also vary.

Concentration of counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of any of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of loss.

The instability of the financial markets since 2007 has resulted in many financial institutions becoming significantly less creditworthy, and as a result we may be exposed to increased counterparty risks, both in our role as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and are difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our businesses and our consolidated results of operations and financial condition. A counterparty default can also have adverse effects on, and financially weaken, other of our counterparties, which could also materially adversely affect our businesses and our consolidated results of operations and financial condition.

The degree of client demand for short-term credit also tends to increase during periods of market turbulence, exposing us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may engage in significant redemption activity due to adverse market or economic news that was not anticipated by the fund’s manager. Our relationship with our clients, the nature of the settlement process and our systems may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences credit difficulties. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to one of its affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured and, when our exposure is secured, the realizable market value of the collateral may have declined by the time we exercise rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily impaired market.

In addition, our clients often purchase securities or other financial instruments from a financial counterparty, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price at some point in the future. The anticipated value of the collateral is intended to exceed the counterparty’s repayment obligation. In many cases, we agree to indemnify our clients from any loss that would arise upon a default by the counterparty if the proceeds from the disposition of the securities or other financial assets are less than the amount of the repayment obligation by the client’s counterparty. In those instances, we, rather than our client, are exposed to the risks associated with counterparty default and collateral value.

We also engage in certain off-balance sheet activities that involve risks. For example, we provide benefit responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit responsive contracts at a time when the portfolio’s market value is less than its book value, potentially exposing us to risk of loss. Similarly, we provide credit facilities in connection with the remarketing of municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and to increased liquidity demands. In the current economic environment, where municipal credits are subject to increased investor concern, the risks associated with such businesses increase. Further, our off-balance sheet activities also include indemnified securities financing obligations, where we indemnify our clients against losses they incur in connection with the failure of borrowers under our program to return securities on loan. Finally, certain of our clients reinvest cash collateral in repurchase arrangements, and we may indemnify such clients against counterparty default.

Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, our currency and other trading activities, our securities lending business and our investment management business. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients’ counterparty credit risk. The current consolidation of financial service firms that began in 2008, and the failures of other financial institutions, have increased the concentration of our counterparty risk.

Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our operations or financial performance.

The financial markets remain concerned about the ability of certain European countries, particularly Greece, Ireland and Portugal, but also others such as Spain and Italy, to finance their deficits and service growing debt burdens amidst difficult economic conditions. This loss of confidence has led to rescue measures for Greece and Ireland by Euro-zone countries and the International Monetary Fund. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political discord within and among Euro-zone countries. The interdependencies among European economies and financial institutions have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, persistent disruptions in the European financial markets, the attempt of a country to abandon the Euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro, could have a material adverse impact on our operations or financial performance.

Our investment portfolio and financial condition could be adversely affected by changes in various interest, market and credit risks.

Our investment portfolio represented approximately 59% of our consolidated total assets as of December 31, 2010, and the interest revenue associated with our investment portfolio represented approximately 31% of our consolidated total gross revenue for the year ended December 31, 2010. As such, our consolidated results of operations and financial condition are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, access to liquidity, mark-to-market valuations and our ability to reinvest repayments of principal with respect to portfolio securities. Relative to many other major financial institutions, investment securities represent a greater percentage of our consolidated balance sheet and commercial loans represent a smaller percentage. Our investment portfolio continues to have significant concentrations in certain classes of securities, including non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial disruption that began in mid-2007. We also have material holdings of non-U.S. mortgage-backed and asset-backed securities with exposures to European countries whose sovereign debt markets have, to varying degrees, been under stress over the past year and may continue to experience stress in the future. For further information, see the risk factor above titled “Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our operations or financial performance.”

Further, we hold a portfolio of state and municipal bonds; in view of the budget deficits that most states and many municipalities are currently incurring due to the continued depressed economic environment, the risks associated with this portfolio have increased. If market conditions similar to those experienced in 2007 and 2008 were to return, our portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant non-credit losses in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010 with respect to these asset classes. In addition, deterioration in the credit quality of our portfolio holdings could result in other-than-temporary impairment. Our investment portfolio is further subject to changes in both domestic interest rates and foreign interest rates (primarily in Europe) and could be negatively impacted by rising interest rates. In addition, while the securities in our investment portfolio are primarily rated “AAA” or “AA,” if a material portion of our investment portfolio were to experience rating declines below investment grade, our capital ratios under the requirements of Basel II and Basel III could be adversely affected, which risk is greater with portfolios of investment securities than with loans or holdings of Treasury securities.

Our business activities expose us to liquidity and interest-rate risk.

In our business activities, we assume liquidity and interest-rate risk in our investment portfolio of longer-and intermediate-term assets, and our net interest revenue is affected by the levels of interest rates in global markets, changes in the relationship between short-and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. Our ability to anticipate these changes or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and liability-management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative durations of assets and liabilities as well as the currencies in which they are denominated. Sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads generally have a constraining effect on our net interest revenue. In particular, if short-term interest rates rise, our net interest revenue is likely to decline, and any such decline could be material.

In addition, we may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or where the clients participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and our investment portfolio does not have the liquidity to support those demands, we could be forced to sell investment securities at unfavorable prices.

If we are unable to continuously attract deposits and other short-term funding, our financial condition, including our capital ratios, our consolidated results of operations and our business prospects could be harmed.

Liquidity management is critical to the management of our consolidated balance sheet and to our ability to service our client base. We generally use our sources of funds to:

•	extend credit to our clients in connection with our custody business;

•	meet demands for return of funds on deposit by clients; and

•	manage the pool of long- and intermediate-term assets that are included in investment securities on our consolidated balance sheet.

Because the demand for credit by our clients is difficult to forecast and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment portfolio is significantly longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent upon, access to various sources of short-term funding.

In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these deposits and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets. For example, the contraction in the number of counterparties for which we have a favorable credit assessment as a result of ongoing market disruptions has made it difficult for us to invest our available liquidity, which has adversely affected the rate of return that we have earned on these assets, which could harm our ability to attract client deposits.

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

The global recession and financial crisis that began in mid-2007 have adversely affected us and increased the uncertainty and unpredictability we face in managing our businesses. Continued or additional disruptions in the global economy or financial markets could further adversely affect our business and financial performance.

Our businesses have been significantly affected by global economic conditions and their impact on financial markets. Since mid-2007, global credit and other financial markets have suffered from substantial volatility, illiquidity and disruption as a result of the global recession and financial crisis. The resulting economic pressure and lack of confidence in the financial markets have adversely affected our business, as well as the businesses of our clients and significant counterparties. These events, and the potential for continuing or additional disruptions, have also affected overall confidence in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income markets, have increased the uncertainty and unpredictability we face in managing our businesses and have had an adverse effect on our consolidated results of operations and our financial condition. While global economies and financial markets have shown initial signs of stabilizing, the occurrence of additional disruptions in, or a worsening of, global markets or economic conditions could adversely affect our businesses and the financial services industry in general.

Market disruptions can adversely affect our revenue if the value of assets under custody, administration or management decline, while the costs of providing the related services remain constant due to the fixed nature of such costs. These factors can reduce our asset-based fee revenue and could adversely affect our other transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients, but the costs of providing the related services would not similarly decline. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also our foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease market risk and our foreign exchange revenue.

In addition, as our business grows globally and as a greater percentage of our revenue is earned in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. As our product offering within our Global Markets businesses expands, in part to seek to take advantage of perceived opportunities arising under various regulatory reforms and resulting market changes, our exposure to volatility in currencies and interest rates may increase, potentially resulting in greater revenue volatility in our trading businesses. We also may need to make additional investments to enhance our risk management capabilities to support these businesses, which may increase the operating expenses of such businesses or, if our risk management resources fail to keep pace with product expansion, result in increased risk of loss from our trading businesses.

We face extensive and changing government regulation, including changes to capital requirements under the Dodd-Frank Act, Basel II and Basel III, which may increase our costs and expose us to risks related to compliance.

Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and outside the U.S. The regulations affect, among other things, the scope of our activities and client services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, the manner in which we market our services and our interactions with foreign regulatory agencies and officials, for example, as a result of the Foreign Corrupt Practices Act.

The Dodd-Frank Act, which became law in July 2010, will have a significant impact on the regulatory structure of the financial markets and will impose additional costs on us. It also could adversely affect certain of our business operations and competitive position, or those of our clients. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivatives, alters the regulatory capital treatment of trust preferred securities and other hybrid capital securities and revises the FDIC’s assessment base for deposit insurance. Provisions in the Dodd-Frank Act may also restrict the flexibility of financial institutions to compensate their employees. In addition, provisions in the Dodd-Frank Act may require changes to the existing Basel II capital rules or affect their interpretations by institutions or regulators, which could have an adverse effect on our ability to comply with Basel II regulations, our business operations, capital structure, capital ratios or financial performance. The final effects of the Dodd-Frank Act on our business will depend largely on the implementation of the Act by regulatory bodies and the exercise of discretion by these regulatory bodies.

In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of Basel III and the Alternative Investment Fund Managers Directive and the potential adoption of the EU derivatives initiatives and revisions to the European collective investment fund, or UCITS, directive. Among current regulatory developments are proposed rules to enhance the responsibilities of custodians to their clients for asset losses. The Dodd-Frank Act and these other international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements and impose additional costs on us, and otherwise adversely affect our business operations and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manner, which could have the impact of increasing the cost of compliance for us.

New or modified regulations and related regulatory guidance, including under Basel III and the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial services industry. The regulatory perspective, particularly that of the Federal Reserve Board, on regulatory capital requirements may affect our ability to make acquisitions, declare dividends or repurchase our common stock unless we can demonstrate, to the satisfaction of our regulators, that such actions would not adversely affect our regulatory capital position in the event of a severely stressed market environment. In addition, the implementation of certain of the proposals with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors.

If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations and, in turn, our consolidated results of operations. Similarly, many of our clients are subject to significant regulatory requirements, and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients. If we cause clients to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our consolidated results of operations.

Our business may be adversely affected upon our implementation of the revised capital requirements under Basel II Capital Rules, Basel III and the Dodd-Frank Act or in the event our capital structure is determined to be insufficient as a result of mandated stress testing.

We are currently in the qualification period that is required to be completed prior to our full implementation of the Basel II capital rules. During the qualification period we must demonstrate that we comply with the Basel II requirements to the satisfaction of the Federal Reserve. During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the regulation and may require us to take certain actions to come into compliance that could adversely affect our business operations, capital structure, capital ratios or financial performance. In addition, regulators could change the Basel II capital rules or their interpretations as they apply to State Street, potentially due to the rulemaking associated with certain provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with Basel II.

Basel III, the Dodd-Frank Act and the regulatory rules to be adopted for the implementation of Basel III and the Dodd-Frank Act will result in an increase in the minimum levels of capital and liquidity that we will be required to maintain and changes in the manner in which our capital ratios are calculated. In addition, we are required by the Federal Reserve to conduct periodic stress testing of our business operations, and our capital structure and liquidity management are subject to periodic review and stress testing by the Federal Reserve, which is used by the Federal Reserve to evaluate the adequacy of our capital and the potential requirement to maintain capital levels in addition to regulatory minimums. Banking regulators have not yet issued final rules and guidance for our implementation of the revised capital and liquidity rules under Basel III and the Dodd-Frank Act. Consequently, we cannot determine at this time the alignment of our regulatory capital and our business operations with the regulatory capital requirements to be implemented. Our implementation of the new capital requirements may not be approved by the Federal Reserve and the Federal Reserve may impose capital requirements in excess of our expectations, and maintenance of high levels of liquidity may adversely affect our revenues. In the event our implementation of the new capital requirements under Basel III and the Dodd-Frank Act or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders may be constrained and our business may be adversely affected.

Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.

Various independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. Our credit ratings were downgraded by each of the principal rating agencies during the first quarter of 2009. A further downgrade or a significant reduction in our capital ratios might adversely affect our ability to access the capital markets or might increase our cost of capital. We cannot provide assurance that we will continue to maintain our current ratings. The current market environment and our exposure to other financial institution counterparties increases the risk that we may not maintain our current ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products, may be negatively perceived by our clients or counterparties or may have other adverse reputational effects.

Additionally, our counterparties, as well as our clients, rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including the effects of market or regulatory developments, our announced or rumored business developments or consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may become less willing to enter into transactions, secured or unsecured, with us, our clients may reduce or place limits upon the level of services we provide them or seek other service providers and our prospective clients may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients’ behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide them, our revenues will decrease accordingly.

We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.

We may need to raise additional capital in order to maintain our credit ratings, in response to changes in regulatory capital rules or for other purposes, including to finance acquisitions. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. In the event of rising interest rates, disruptions in financial markets, negative perception of our business and financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us, which could adversely affect our business and ability to implement our business plan and strategic goals, including the financing of acquisitions.

Our businesses may be adversely affected by litigation.

From time to time, our clients, or the government on their behalf, may make claims and take legal action relating to, among other things, our performance of fiduciary or contractual responsibilities. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors or on client demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

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

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the period in which such actions or matters are resolved or a reserve is established.

We may incur losses, which could be material to our financial performance in the periods incurred, arising from bankruptcy-related claims by and against Lehman entities in the United States and the U.K.

We have claims against Lehman entities in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe to Lehman entities. These claims and amounts owed arise from the resolution of transactions that existed at the time the Lehman entities entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. In the aggregate, the amounts that we believe we owe Lehman entities, as reflected in our submissions in the bankruptcy proceedings, are less than our estimate of the realizable value of the claims we have asserted against Lehman entities. However, we may recognize gains and losses in different fiscal periods depending in part on the timing and sequence of the resolution of the claims by us and against us in the different proceedings. In addition, the process for resolving these claims and obligations is complex and may continue for some time. We do not know whether the bankruptcy courts and administrators will accept or challenge our claims; question positions we have taken as to our contractual rights and obligations; question any of the valuations or other calculations that we have used in preparing such claims; or seek amounts from us greater than those which we believe to be due.

For example, in connection with the resolution of our obligations pursuant to the repurchase agreements between our clients in the U.S. and a Lehman entity, we indemnified our clients against loss and assumed our clients’ rights with respect to collateral consisting of direct and indirect interests in commercial real estate loans. For purposes of our claim in the bankruptcy court, we valued this collateral at our estimate of its liquidation value following the Lehman bankruptcy; however, when we took possession of this collateral and recorded it in our consolidated balance sheet, we valued the collateral based on our estimate of its fair value in accordance with GAAP, which fair value was significantly greater than its liquidation value. This difference in valuation, among other factors, could result in the bankruptcy court assigning a lesser value to our claim or rejecting our claim entirely.

Similarly, certain of our clients had entered into securities lending arrangements and/or repurchase agreements with Lehman’s U.K. affiliate. In accordance with the terms of our lending program and repurchase agreement product, we have indemnified those clients against loss in connection with the resolution of these arrangements, and sold or taken possession of the related collateral, which included asset-backed securities. For purposes of the resolution of securities lending arrangements and repurchase agreements in the U.K. in connection with the bankruptcy proceedings, we valued the asset-backed securities at their assumed liquidation values, in each case reflecting the absence of an active trading market for these securities following the bankruptcy of Lehman. We subsequently recorded these assets in our consolidated balance sheet at a significantly greater value, based on relevant market conditions and our assessment of their fair value in accordance with GAAP at that time.

As a result of these valuation decisions, we determined that there was a shortfall in the collateral supporting repurchase agreements and applied excess collateral supporting Lehman’s obligations under securities lending arrangements against Lehman’s obligations under the repurchase agreements. The administrator in the U.K. bankruptcy proceedings may challenge any or all of the positions that we have taken, including our valuation of the collateral and the application of excess collateral supporting Lehman’s obligations under the securities lending arrangements against Lehman’s unsecured obligations under the repurchase agreements. Given the uncertainty in the process and the potential for a court or administrator to challenge the amounts that we believe are owed by us or due to us, it is possible that our obligations, net of recoveries, to Lehman entities may be substantial, with the result that our net payment obligations could be potentially as much as several hundred million dollars.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, with respect to prime broker arrangements we had with Lehman entities.

In our capacity as manager and trustee, we appointed Lehman as prime broker for certain common trust funds. Of the seven investors in these funds, one has obtained a judgment against us, we have entered into a settlement agreement with another and four others have commenced litigation against us. The aggregate net asset value, at September 15, 2008 (the date two of the Lehman entities involved entered into insolvency proceedings), of cash and securities held by Lehman entities attributable to clients with whom we have not resolved claims was approximately $170 million. The claims of these clients should be reduced by the value of the distributions from the Lehman entities to these common trust funds, which amounts cannot be determined at this time. There can be no assurance as to the outcome of these proceedings, and an adverse resolution could have a material adverse effect on our results of operations in the fiscal period or periods in which resolved.

We face litigation and governmental and client inquiries in connection with our provision of foreign exchange services to custody clients.

In October 2009, the Attorney General of the State of California commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code relating to foreign exchange services State Street Bank provides to certain California state pension plans. The California Attorney General has asserted that the pricing of certain foreign exchange transactions for these pension plans was not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General has asserted actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties, including treble damages. We provide custody and principal foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as U.S. Attorney’s offices, have requested information or issued subpoenas in connection with inquiries into our foreign exchange pricing. We have entered into a settlement with respect to our foreign exchange services to the State of Washington, to which we had contractual obligations different from those owed to the California state pension plans.

Litigation concerning foreign exchange pricing could have a material impact on our reputation and on our future revenues. The services we offer to the State of California are also offered to a broad range of custody clients in the U.S. and internationally. We are responding to information requests from other clients. Two clients have commenced litigation with respect to our foreign exchange services, including a putative class action filed in Massachusetts in February 2011 that seeks unspecified damages on behalf of all custodial clients that executed foreign exchange transactions through State Street. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts or any other proceedings that might be commenced against us by any other Attorneys General or clients, and the resolution of any such proceedings could have a material adverse effect on our future consolidated results of operations. In light of the action commenced by the California Attorney General, we are providing clients with more information about the way that we set the rates for this product and the alternatives offered by us for addressing foreign exchange requirements. Although we believe this disclosure will address client interests for increased information, over time it could result in pressure on our pricing of these services or result in clients electing other foreign exchange execution options, which would have an adverse impact on the revenue from, and profitability of, these services for us.

Our reputation and business prospects may be damaged if our clients incur substantial losses in investment pools where we act as agent.

Our management of collective investment pools on behalf of clients exposes us to reputational risk and, in some cases, operational losses. If our clients incur substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share), receive redemptions as in-kind distributions rather than in cash, or experience significant underperformance relative to the market or our competitors’ products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate. While it is currently not our intention, any decision by us to provide financial support to our investment pools to support our reputation in circumstances where we are not statutorily or contractually obligated to do so would potentially result in the recognition of significant losses and could in certain situations require us to consolidate the investment pools onto our consolidated balance sheet. A failure or inability to provide such support could damage our reputation among current and prospective clients.

We may be exposed to client claims, financial loss, reputational damage and regulatory scrutiny in connection with our securities lending programs.

A portion of the cash collateral received by clients under our securities lending program is invested in cash collateral pools that we manage. Interests in these cash collateral pools are held by unaffiliated clients and by registered and unregistered investment funds that we manage. Our cash collateral pools that are money market funds registered under the Investment Company Act of 1940 are required to maintain, and have maintained, a constant net asset value of $1.00 per unit. The remainder of our cash collateral pools are collective investment funds that are not required to be registered under the Investment Company Act. These unregistered cash collateral pools seek, but are not required, to maintain, and transact purchases and redemptions at, a constant net asset value of $1.00 per unit.

The net asset values of our collateral pools have been below $1.00 per unit.

Our securities lending operations consist of two components: a direct lending program for third-party investment managers and asset owners, the collateral pools for which we refer to as agency lending collateral pools; and investment funds with a broad range of investment objectives that are managed by SSgA and engage in securities lending, which we refer to as SSgA lending funds.

SSgA lending funds. From 2007 until June 2010, the net asset value of the assets held by the collateral pools underlying the SSgA lending funds declined below $1.00 per unit; however, the SSgA lending funds continued to transact purchase and sale transactions with these collateral pools at $1.00 per unit. In response to market conditions following the Lehman bankruptcy, SSgA limited cash redemptions from the lending funds commencing in 2008. In June 2010, at our election we made a one-time cash contribution of $330 million to the collateral pools and liquidity trusts underlying the SSgA lending funds that restored the net asset value per unit of such collateral pools to $1.00 as of the date of such contribution and allowed us to eliminate the restrictions on redemption from the SSgA lending funds. These actions contributed to the pre-tax charge of $414 million in the second quarter of 2010 ($330 million plus $9 million of associated costs and the $75 million reserve discussed on page 20), which was recorded in our consolidated statement of income.

Agency lending collateral pools. Similarly, in 2007, the net asset value of the assets held by the agency lending collateral pools declined below $1.00 per unit. The agency lending collateral pools have continued to transact purchases and redemptions at a constant net asset value of $1.00 per unit even though the market value of the collateral pools’ portfolio holdings, determined using pricing from third-party pricing sources, has been below $1.00 per unit. This difference between the transaction value used for purchase and redemption activity and the market value of the collateral pools’ assets arose, depending upon the collateral pool, at various points since the commencement of the financial crisis in mid-2007 and has declined but persisted throughout 2008, 2009 and 2010. In 2008, we imposed restrictions on cash redemptions from the agency lending collateral pools.

Because of differences between the two lending programs, we did not make a cash contribution to the agency lending collateral pools in June 2010, as we did with respect to the SSgA lending funds. In December 2010, in order to increase participants’ control over the degree of their participation in the lending program, we divided certain agency lending collateral pools into liquidity pools, from which clients can obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. Depending upon the agency lending collateral pool, the percentage of the collateral pool’s assets that were represented by interests in the liquidity pool varied as of such division date from 58% to 84%.

The following table shows the aggregate net asset values of our unregistered cash collateral pools underlying the agency lending program at December 31, 2010, 2009, 2008 and 2007, based on a constant net asset value of $1.00 per unit:

(In billions)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Agency lending collateral pools	$49	$85	$85	$150

Additionally, the table below indicates the range of net asset values per unit and weighted-average net asset values per unit based upon the market value of our unregistered cash collateral pools (including, for December 31, 2010, the net asset value of the duration pools) underlying the agency lending program for the periods ending December 31, 2010, 2009, 2008 and 2007:

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Agency lending collateral pools	$0.91 to $1.00	$0.993	$0.93 to $1.00	$0.986	$0.92 to $1.00	$0.941	$0.99 to $1.00	$0.993

As of December 31, 2010, the aggregate net asset value of the duration pools was approximately $11.8 billion, and as of such date the range of net asset values of such pools was $0.91 to $0.99 per unit. The return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $319 million, which amount is expected to be eliminated as the assets in the duration pools mature or amortize.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of our past practice of effecting purchase and redemptions of interests in the collateral pools based upon a consistent $1.00 per unit net asset value during periods when those pools had a market value of less than $1.00 per unit.

We believe that our practice of effecting purchases and redemptions of units of the collateral pools at $1.00 per unit, notwithstanding that the underlying portfolios have a market value of less than $1.00 per unit, was in compliance with the terms of our unregistered cash collateral pools and in the best interests of participants in the agency lending program and the SSgA lending funds. We continued this practice until June 30, 2010 for the SSgA lending funds and until the end of 2010 for the agency lending collateral pools for a number of reasons, including that none of the securities in the cash collateral pools were in default or considered to be materially impaired, and that the collective investment funds restricted withdrawals.

Although the market value of the assets in the collateral pools improved during 2009 and 2010, a portion of these assets are floating rate instruments with several years of remaining maturity; consequently, the rate of valuation improvement for the duration pools is likely to slow in 2011 or the market value may decline again as a result of changes in market sentiment or in the credit quality of such instruments. In addition, the assets of the liquid pools are currently insufficient to satisfy in full the obligations of participants in the agency lending program to return cash collateral to borrowers. Participants in the agency lending program who received units of the duration pool, or who previously received in-kind redemptions from the agency lending collateral pools, could seek to assert claims against us in connection with either their loss of liquidity or unrealized mark-to-market losses. If such claims were successfully asserted, such a resolution could adversely affect our results of operations in future periods.

The SEC is conducting an inquiry into the management of our securities lending program and disclosures made to agency lending participants and participants in the SSgA lending funds, in particular, as to the adequacy of our disclosures regarding the collateral pools during periods when those pools had a market value of less than $1.00 and the redemption policy applicable to agency lending participants. While we are cooperating with such inquiry, we cannot determine whether the staff of the SEC will conclude that our disclosures or conduct of the program form the basis of a potential formal proceeding seeking damages or other remedies. In addition to the action with the redeeming participant in the agency lending program referred to below, participants in certain of the lending funds have commenced putative class actions on behalf of all investors in the lending funds that are benefit plans subject to the Employee Retirement Income Security Act, or ERISA. The class actions allege, among other things, failure to exercise prudence in the management of the collateral pools and breach of the governing instruments in connection with our imposition of restrictions on redemptions and seek both damages and injunctive relief, and breaches of ERISA with respect to compensation paid to us for the operation of the securities lending program on behalf of the SSgA lending funds. A determination by the SEC or any other regulatory authority to commence an enforcement proceeding with regard to our agency securities lending operations or SSgA lending funds, or an adverse outcome in the class action or any future proceedings, could have a material adverse impact on our securities lending operations or the operations of SSgA, on our consolidated results of operations or on our reputation.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of our imposition of restrictions on redemptions from, and our management of, the direct lending program.

Beginning in October 2008, following the increased market disruption resulting from the bankruptcy of Lehman, we began to require that direct participants in the collateral pools who wish to redeem their interests in the pools, other than in connection with the ordinary course operation of the securities lending program, to accept redemption proceeds in the form of in-kind distributions. While the redemption restrictions were imposed to protect the interests of all participants in the agency lending program (which include ERISA plans, governmental retirement plans, mutual funds and other institutional asset owners), the prolonged imposition of these restrictions could materially and adversely affect the relationship with our lending clients and the financial performance of our agency lending operation. We established a $75 million reserve on June 30, 2010 (part of the $414 million charge discussed on page 18) to address potential inconsistencies in connection with our implementation of those redemption restrictions prior to May 31, 2010. The reserve, which still existed as of December 31, 2010, reflects our assessment, as of the same date, of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy; however, there can be no assurance that participants in the agency lending program will not assert additional damages as a result of the implementation or existence of the redemption restrictions.

Despite these redemption restrictions, one significant participant in the agency lending program redeemed a substantial portion of its interest in a collateral pool in a manner that we determined not to be consistent with the ordinary course of operations of the securities lending program. After attempts to resolve the dispute with the redeeming participant and have the participant restore short-term liquidity to the collateral pool, we took action, as trustee, that in effect resulted in an in-kind redemption of the participant’s remaining interest in the collateral pool in a manner that caused such in-kind redemption and the prior cash redemptions, taken as a whole, to be completed on substantially the same basis as if the participant had initially requested an in-kind redemption of its entire interest in the collateral pool. The redeeming participant has commenced a legal action against us for damages that it alleges it incurred as a result of this redemption. An adverse judgment in such case could have an adverse impact on our consolidated results of operations for the period in which such judgment is issued.

The illiquidity and volatility of global fixed-income and equity markets has affected our ability to effectively and profitably manage assets on behalf of clients and may make our products less attractive to clients.

We manage assets on behalf of clients in several forms, including in collective investment pools, money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. In addition to the impact on the market value of client portfolios, at various times since 2007 the illiquidity and volatility of both the global fixed-income and equity markets have negatively affected our ability to manage client inflows and outflows from our pooled investment vehicles. Within our asset management business, we manage investment pools, such as mutual funds and collective investment funds, that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients.

During the market disruption that accelerated following the bankruptcy of Lehman, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all client demands in these investment pools without adversely affecting the return to non-withdrawing clients became more difficult. For clients that invest directly or indirectly in certain of the collateral pools and seek to terminate participation in lending programs, we have required, in accordance with the applicable client arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities, and in the case of SSgA funds that engage in securities lending, we implemented limitations, which were terminated in 2010, on the portion of an investor’s interest in such fund that may be withdrawn during any month, although such limitations do not apply to participant-directed activity in defined contribution plans. If higher than normal demands for liquidity from our clients were to return to post-Lehman-bankruptcy levels or increase, managing the liquidity requirements of our collective investment pools could become more difficult and, as a result, we may elect to support the liquidity of these pools. If liquidity in the fixed-income markets were to deteriorate further or remain disrupted for a prolonged period, our relationships with our clients may be adversely affected; we could, in certain circumstances, be required to consolidate the investment pools, levels of redemption activity could increase and our consolidated results of operations and business prospects could be adversely affected.

In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.

Alternatively, although we have no such obligations or arrangements currently in place, we have in the past guaranteed, and may in the future guarantee, liquidity to investors desiring to make withdrawals from a fund, and making a significant amount of such guarantees could adversely affect our own liquidity and financial condition. Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity demands of our clients. The extreme volatility in the equity markets has led to potential for the return on passive and quantitative products deviating from their target returns. The temporary closures of securities exchanges in certain markets create a risk that client redemptions in pooled investment vehicles may result in significant tracking error and underperformance relative to stated benchmarks. Any failure of the pools to meet redemption requests or to underperform relative to similar products offered by our competitors could harm our business and our reputation.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationship with many of our clients is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations. If any of these developments has a material effect on our reputation, our business will suffer.

We may not be successful in implementing our announced multi-year program to transform our operating model.

In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational efficiencies, plans for entering or exiting business lines or geographic markets, plans for acquiring or disposing of businesses and plans to build new systems and other infrastructure. On November 30, 2010, we announced a multi-year program to enhance service excellence and innovation, increase efficiencies and position us for accelerated growth.

Operating model transformations, including this program, entail significant risks. The program, and any future strategic or business plan we implement, may prove to be inadequate for the achievement of the stated objectives, may result in increased or unanticipated costs, may result in earnings volatility, may take longer than anticipated to achieve and may not be successfully implemented. In particular, elements of the program include investment in new technologies, such as private processing clouds, to increase global computing capabilities, and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and solutions and the security of our systems. The transition to new operating models and technology infrastructure may cause disruptions in our relationships with clients and employees and may present other unanticipated technical or operational hurdles. The success of the program and our other strategic plans could also be affected by continuing market disruptions and unanticipated changes in the overall market for financial services and the global economy. We also may not be able to abandon or alter these plans without significant loss, as the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to generate any related revenues. Accordingly, our business, our consolidated results of operations and our consolidated financial condition may be adversely affected by any failure or delay in our strategic decisions, including the program. For additional information about the program, see the “Consolidated Results of Operations — Expenses” section of Management’s Discussion and Analysis, included under Item 7, and note 9 to the consolidated financial statements included under Item 8.

We depend on information technology, and any failures of our information technology systems could result in significant costs and reputational damage.

Our businesses depend on information technology infrastructure to record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets. Any interruptions, delays or breakdowns of this infrastructure could result in significant costs to us and damage to our reputation.

Cost shifting to non-U.S. jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.

We actively strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations, including by forming joint ventures and by establishing operations in lower cost locations, such as Poland, India and China, and by outsourcing to vendors in various jurisdictions. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist regarding the continuity of a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and client acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that may offset or exceed the expected financial benefits of the lower-cost locations.

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

Our success depends, in large part, on our ability to attract and/or retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable, or which may become applicable, to banks (and potentially not applicable to other financial services firms). The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our clients’ perception of our ability to continue to manage certain types of investment management mandates or other services.

We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than us, or may provide customers with a more attractive offering of products and services, adversely affecting our business. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker-dealers, outsourcing companies and data processing companies. Ongoing consolidation within the financial services industry could pose challenges in the markets we serve, including potentially increased downward pricing pressure across our businesses.

Many of our competitors, including our competitors in core services, have substantially greater capital resources than we do. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

Acquisitions, strategic alliances and divestiture pose risks for our business.

As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and divest portions of our business. In January 2011, we completed our acquisition, for cash, of Bank of

Ireland Asset Management, or BIAM, and during 2010 we completed our acquisition of the global custody, depository banking, correspondent banking and fund administration business of Intesa Sanpaolo, or Intesa, and the acquisition of Mourant International Finance Administration, or MIFA. We undertake transactions such as these to, among other reasons, expand our geographic footprint, access new clients, technologies or services, develop closer relationships with our business partners, efficiently deploy capital or to leverage cost savings or other financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital and diminished competitive position or reputation.

These transactions also involve a number of risks and financial, accounting, tax, regulatory, managerial and operational challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances may underperform relative to the price paid or the resources committed by us, we may not achieve anticipated cost savings or we may otherwise be adversely affected by acquisition-related charges. Further, past acquisitions, including the acquisitions of Intesa, MIFA and BIAM, have resulted in the recording of goodwill and other significant intangible assets on our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under current proposals, and we may be required to record impairment in our consolidated statement of income in future periods if we determine that we will not realize the value of these assets. Through our acquisitions we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, adequate due diligence and indemnification provisions, we cannot be certain that the due diligence we have conducted is adequate or that the indemnification provisions and other risk mitigants we put in place will be sufficient.

Various regulatory approvals or consents are generally required prior to closing of acquisitions and, which may include approvals of the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Some acquisitions we announce may not be completed, if we do not receive the required regulatory approvals or if other closing conditions are not satisfied.

The integration of our acquisitions results in risks to our business and other uncertainties.

The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in client dissatisfaction and defection. Clients of asset servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these clients or a significant reduction in revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions. With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company’s ongoing businesses, or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Regulatory and internal control requirements, capital requirements, competitive alternatives and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to manage successfully these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

Long-term contracts expose us to pricing and performance risk.

We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services, primarily for conversions, to clients, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. Profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner and our ability to control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in the assets under the clients’ management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross sell additional services to these clients, and we may be unable to do so.

In addition, performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. Our failure to meet specified service levels may also adversely affect our revenue from such arrangements, or permit early termination of the contracts by the client. If the demand for these types of services were to decline, we could see our revenue decline.

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

Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing, that give rise to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We face the risk that the policies, procedures and systems we have established to comply with our operational requirements will fail, be inadequate or become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms or other systems or controls, which could materially affect our future consolidated results of operations. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses. We may also be subject to disruptions from external events that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our clients, vendors and counterparties could suffer from such events. Should these events affect us, or the clients, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.

Changes in accounting standards may be difficult to predict and may adversely affect our consolidated results of operations and financial condition.

New accounting standards, including the potential adoption of International Financial Reporting Standards, or changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board, the International Accounting Standards Board or the SEC, can potentially affect our consolidated results of operations and financial condition. These changes are difficult to predict, and can materially affect how we record and report our consolidated results of operations and financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of consolidated prior period financial statements.

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

Our businesses and relationships with clients are dependent upon our ability to maintain the confidentiality of our and our clients’ trade secrets and confidential information (including client transactional data and personal data about our employees, our clients and our clients’ clients). Unauthorized access to such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationships with our clients and our reputation and could subject us to regulatory inquiries and enforcement, civil litigation and possible financial liability or costs.

The quantitative models we use to manage our business may contain errors that result in imprecise risk assessments, inaccurate valuations or poor business decisions.

We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest rate risk and business risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset and liability management and whether to change business strategy. In all of these uses, errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences. Because of our widespread usage of models, potential errors in models pose an ongoing risk to us.

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

We may incur losses as a result of unforeseen events, including terrorist attacks, the emergence of a pandemic or acts of embezzlement.

Acts of terrorism or the emergence of a pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from terrorism and pandemic; however, forecasting or addressing all potential contingencies is not possible for events of this nature. Acts of terrorism, either targeted or broad in scope, could damage our physical facilities, harm our employees and disrupt our operations. A pandemic, or concern about a possible pandemic, could lead to operational difficulties and impair our ability to manage our business. Acts of terrorism and pandemics could also negatively affect our clients and counterparties, as well as result in disruptions in general economic activity and the financial markets.

Terrorism may also take the form of the theft or misappropriation of property, confidential information or financial assets. Due to our role as a financial services institution, our businesses are already subject to similar risks of theft, misappropriation and embezzlement with respect to our and our clients’ property, information and assets. Our employees and contractors and other partners have access to our facilities and internal systems and may seek to create the opportunity to engage in these activities. In the event our controls and procedures to prevent theft, misappropriation or embezzlement fail or are circumvented, our business would be negatively affected by, among other things, the related financial losses, diminished reputation and threat of litigation and regulatory inquiry and investigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy a total of approximately 9.0 million square feet of office space and related facilities around the world, of which approximately 8.1 million square feet are leased. Of the total leased space, approximately 3.2 million square feet are located in eastern Massachusetts. An additional 2.2 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 2.0 million square feet in the U.K. and elsewhere in Europe, and approximately 725,000 square feet in the Asia/Pacific region.

Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for 153,000 square feet of the building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1,057,000 square feet (677,000 square feet owned and 380,000 square feet leased), function as State Street Bank’s principal operations facilities.

We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in note 20 to the consolidated financial statements included under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. To the extent that we have established balance sheet reserves for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated results of operations or financial condition. Except where otherwise noted below, we have not recorded a reserve with respect to the claims discussed and do not believe that potential exposure, if any, as to any matter discussed can be reasonably estimated.

As previously reported, the SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in February 2010, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies.

We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed funds which challenges the division of our securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent. Another putative ERISA class action relating to such unregistered funds was voluntarily dismissed in February 2011.

As previously reported, two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

We instituted redemption restrictions with respect to our agency lending collateral pools in the fall of 2008 during the disruption in the financial markets. As previously reported, we established a $75 million reserve on June 30, 2010 to address potential inconsistencies in connection with our implementation of those redemption restrictions. The reserve, which still existed as of December 31, 2010, reflects our assessment, as of the same date, of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. For a discussion of the aggregate net assets and net asset values per unit at December 31, 2010 of the agency lending collateral pools and our division of such collateral pools into liquidity and duration pools, see the “Consolidated Results of Operations—Fee Revenue—Securities Finance” section of Management’s Discussion and Analysis included under Item 7.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of our one-time $330 million cash contribution to the cash collateral pools and liquidity trusts underlying the SSgA lending funds or the above-described establishment of the $75 million reserve, and the outcome of those matters cannot be assured.

As previously reported, the Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. We provide custody and principal foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as U.S. Attorney’s offices, have requested information or issued subpoenas in connection with inquiries into our foreign exchange pricing. In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington that ended in 2007. Our contractual obligations to the State of Washington were significantly different from those presented in our ongoing litigation in California. In addition, we are responding to information requests from other clients with respect to our foreign exchange services. Two clients have commenced litigation against us, including a putative class action filed in February 2011 in federal court in Boston that seeks unspecified damages, including treble damages, on behalf of all custodial clients that executed foreign exchange transactions through State Street. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice and a breach of the duty of loyalty.

Three shareholder-related class action complaints are currently pending in federal court in Boston. One complaint purports to be brought on behalf of State Street shareholders. The two other complaints purport to be brought on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program’s State Street common stock investment option. The complaints variously allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income funds that were the subject of the February 2010 settlement with the SEC referred to above. In January 2011, the trial court granted State Street’s motion to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some clients who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven clients were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two clients, one of which was entered into after the client obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the five clients with whom we have not entered into settlement agreements had approximately $170 million invested in the funds at issue.

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers as of February 25, 2011.

Name	Age	Position
Joseph L. Hooley	53	Chairman, President and Chief Executive Officer
Joseph C. Antonellis	56	Vice Chairman
Jeffrey N. Carp	54	Executive Vice President, Chief Legal Officer and Secretary
John L. Klinck, Jr.	47	Executive Vice President
Andrew Kuritzkes	50	Executive Vice President and Chief Risk Officer
James J. Malerba	56	Executive Vice President, Corporate Controller and Chief Accounting Officer
David C. O’Leary	64	Executive Vice President and Chief Administrative Officer
James S. Phalen	60	Executive Vice President
David C. Phelan	53	Executive Vice President, General Counsel and Assistant Secretary
Scott F. Powers	51	President and Chief Executive Officer of State Street Global Advisors
David W. Puth	54	Executive Vice President
Alison A. Quirk	48	Executive Vice President
Edward J. Resch	58	Executive Vice President and Chief Financial Officer
Michael F. Rogers	53	Executive Vice President

All executive officers are appointed by the Board of Directors. All officers hold office at the discretion of the Board. There are no family relationships among any of our directors and executive officers.

Mr. Hooley joined State Street in 1986 and has served as our President and Chief Executive Officer since March 2010, prior to which he had served as President and Chief Operating Officer since April 2008. From 2002 to April 2008, Mr. Hooley served as Executive Vice President and head of Investor Services and, in 2006, was appointed Vice Chairman and Global Head of Investment Servicing and Investment Research and Trading. Mr. Hooley was elected to serve on the Board of Directors effective October 22, 2009, and he was appointed Chairman of the Board effective January 1, 2011.

Mr. Antonellis joined State Street in 1991 and has served as head of all Europe and Asia/Pacific Global Services and Global Markets businesses since March 2010. Prior to this, in 2003, he was named head of Information Technology and Global Securities Services. In 2006, he was appointed Vice Chairman with additional responsibility as head of Investor Services in North America and Global Investment Manager Outsourcing Services.

Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. In 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982. Mr. Carp served as interim Chief Risk Officer from February 2010 until September 2010.

Mr. Klinck joined State Street in 2006 and has served as Executive Vice President and global head of Corporate Development and Global Relationship Management since March 2010, prior to which he served as Executive Vice President and global head of Alternative Investment Solutions. Prior to joining State Street, Mr. Klinck was with Mellon Financial Corporation, a global financial services company, from 1997 to 2006. During that time, he served as vice chairman and president of its Investment Manager Solutions group and before that as chairman for Mellon Europe, where he was responsible for the company’s investor services business in the region.

Mr. Kuritzkes joined State Street in 2010 as Executive Vice President and Chief Risk Officer. Prior to joining State Street, Mr. Kuritzkes was a partner at Oliver, Wyman & Company, an international management consulting firm, and led the firm’s Public Policy practice in North America. He joined Oliver, Wyman & Company in 1988, was a managing director in the firm’s London office from 1993 to 1997, and served as vice chairman of Oliver, Wyman & Company globally from 2000 until the firm’s acquisition by MMC in 2003. From 1986 to 1988, he worked as an economist and lawyer for the Federal Reserve Bank of New York.

Mr. Malerba joined State Street in 2004 as Deputy Corporate Controller. In 2006, he was appointed Corporate Controller. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation from 2000 and continued in that role after the merger with Bank of America Corporation in 2004.

Mr. O’Leary joined State Street in 2005 and has served as Executive Vice President and Chief Administrative Officer since March 2010. Prior to that, Mr. O’Leary served as Executive Vice President and head of Global Human Resources. In 2004, he served as a senior advisor to Credit Suisse First Boston Corporation, a global financial services company, after serving as Managing Director from 1990 to 2003 and Global Head of Human Resources from 1988 to 2003.

Mr. James Phalen joined State Street in 1992 and has served as Executive Vice President and head of Global Operations, Technology and Product Development since March 2010. Prior to that, starting in 2003, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of SSgA, following which he returned to his role as head of international operations for Investment Servicing and Investment Research and Trading.

Mr. David Phelan joined State Street in 2006 as Executive Vice President, General Counsel and Assistant Secretary. From 1995 until 2006, he was a senior partner at the law firm of Hale and Dorr LLP (and, following a merger, of Wilmer Cutler Pickering Hale and Dorr LLP), where he was an attorney since 1993.

Mr. Powers joined State Street in 2008 as President and Chief Executive Officer of State Street Global Advisors. Prior to joining State Street, Mr. Powers served as Chief Executive Officer of Old Mutual US, the U.S. operating unit of London-based Old Mutual plc, an international savings and wealth management company, from 2001 through 2008.

Mr. Puth joined State Street in 2008 as Executive Vice President and head of State Street’s Securities Finance, Global Markets and Investment Research businesses. Prior to joining State Street, Mr. Puth was the President of the Eriska Group, a risk management advisory firm that he founded in 2007. Prior to that time, Mr. Puth was with JPMorgan Chase and heritage corporations from 1988 where he was a Managing Director and a member of the bank’s Executive Committee.

Ms. Quirk joined State Street in 2002 and has served as Executive Vice President and head of Global Human Resources since March 2010. Prior to that, Ms. Quirk served as Executive Vice President in Global Human Resources and held various senior roles in that group.

Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. He also served as Treasurer from 2006 until January 2008.

Mr. Rogers joined State Street in 2007 as part of our acquisition of Investors Financial Services Corp., and he has served as Executive Vice President and head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held since 2009. From State Street’s acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. in various capacities, most recently as President beginning in 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 3,878 shareholders of record as of January 31, 2011. Information concerning the market prices of, and dividends on, our common stock during the past two years is included under Item 8, under the caption “Quarterly Summarized Financial Information.”

Additional information about our common stock, including existing Board of Directors authorization with respect to purchases by us of our common stock, and other equity securities is provided in the “Capital—Regulatory Capital” section of Management’s Discussion and Analysis, included under Item 7, and in note 13 to the consolidated financial statements included under Item 8.

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

In 2009, in light of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a reduction of our quarterly dividend on our common stock to $0.01 per share. Currently, any increase in our common stock dividend requires the prior approval of the Federal Reserve. Information about dividends from the parent company and from our subsidiary banks is provided in the “Capital—Regulatory Capital” section of Management’s Discussion and Analysis, included under Item 7, and in note 16 to the consolidated financial statements included under Item 8. Future dividend payments of State Street Bank and other non-banking subsidiaries cannot be determined at this time.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The graph presented below compares the cumulative total shareholder return on State Street’s common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index for the five fiscal years which commenced January 1, 2006 and ended December 31, 2010. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2005, and also assumes reinvestment of dividends. The S&P Financial Index is a publicly available measure of 81 of the Standard & Poor’s 500 companies, representing 27 diversified financial services companies, 22 insurance companies, 16 banking companies and 16 real estate companies.

Comparison of Five-Year Cumulative Total Shareholder Return

	2005	2006	2007	2008	2009	2010
State Street Corporation	$100	$123	$150	$74	$82	$88
S&P 500 Index	100	116	122	77	97	112
S&P Financial Index	100	119	97	43	51	57

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2010	2009	2008	2007	2006
Total fee revenue	$6,540	$5,935	$7,747	$6,633	$5,186
Net interest revenue	2,699	2,564	2,650	1,730	1,110
Gains (Losses) related to investment securities, net(1)	(286)	141	(54)	(27)	15
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	350	—	—

Total revenue	8,953	8,640	10,693	8,336	6,311
Provision for loan losses	25	149	—	—	—
Expenses:
Expenses from operations	6,176	5,667	6,780	5,768	4,540
Provisions for legal exposure, net(2)	—	250	—	467	—
Securities lending charge	414	—	—	—	—
Provision for investment account infusion	—	—	450	—	—
Restructuring charges	156	—	306	—	—
Provision for indemnification exposure	—	—	200	—	—
Merger and integration costs and U.K. bonus tax	96	49	115	198	—

Total expenses	6,842	5,966	7,851	6,433	4,540

Income from continuing operations before income tax expense and extraordinary loss	2,086	2,525	2,842	1,903	1,771
Income tax expense from continuing operations	530	722	1,031	642	675

Income from continuing operations before extraordinary loss	1,556	1,803	1,811	1,261	1,096
Extraordinary loss, net of taxes	—	(3,684)	—	—	—
Income (Loss) from discontinued operations, net of taxes	—	—	—	—	10

Net income (loss)	$1,556	$(1,881)	$1,811	$1,261	$1,106

Adjustments to net income (loss)(3)	(16)	(163)	(22)	—	—

Net income before extraordinary loss available to common shareholders	$1,540	$1,640	$1,789	$1,261	$1,106

Net income (loss) available to common shareholders	$1,540	$(2,044)	$1,789	$1,261	$1,106

PER COMMON SHARE:
Basic earnings before extraordinary loss:
Continuing operations	$3.11	$3.50	$4.32	$3.49	$3.30
Net income	3.11	3.50	4.32	3.49	3.33
Basic earnings:
Continuing operations	$3.11	$(4.32)	$4.32	$3.49	$3.30
Net income (loss)	3.11	(4.32)	4.32	3.49	3.33
Diluted earnings before extraordinary loss:
Continuing operations	$3.09	$3.46	$4.30	$3.45	$3.26
Net income	3.09	3.46	4.30	3.45	3.29
Diluted earnings:
Continuing operations	$3.09	$(4.31)	$4.30	$3.45	$3.26
Net income (loss)	3.09	(4.31)	4.30	3.45	3.29
Cash dividends declared	.04	.04	.95	.88	.80
Closing market price (at year end)	46.34	43.54	39.33	81.20	67.44

AT YEAR END:
Investment securities	$94,130	$93,576	$76,017	$74,559	$64,992
Total assets	160,505	157,946	173,631	142,543	107,353
Deposits	98,345	90,062	112,225	95,789	65,646
Long-term debt	8,550	8,838	4,419	3,636	2,616
Total shareholders’ equity	17,787	14,491	12,774	11,299	7,252
Assets under custody and administration (in billions)	21,527	18,795	15,907	20,213	15,648
Assets under management (in billions)	2,010	1,951	1,466	1,996	1,758
Number of employees	28,670	27,310	28,475	27,110	21,700

RATIOS:
Continuing operations:
Return on common shareholders’ equity before extraordinary loss	9.5%	13.2%	14.8%	13.4%	16.2%
Return on average assets before extraordinary loss	1.02	1.12	1.11	1.02	1.03
Common dividend payout before extraordinary loss	1.29	1.17	22.4	25.2	24.2
Net income:
Return on common shareholders’ equity before extraordinary loss	9.5%	13.2%	14.8%	13.4%	16.4%
Return on average assets before extraordinary loss	1.02	1.12	1.11	1.02	1.04
Common dividend payout before extraordinary loss	1.29	1.17	22.4	25.2	24.0
Average common equity to average total assets	10.8	8.5	7.5	7.6	6.3
Net interest margin, fully taxable-equivalent basis	2.24	2.19	2.08	1.71	1.25
Tier 1 risk-based capital	20.5	17.7	20.3	11.2	13.7
Total risk-based capital	22.0	19.1	21.6	12.7	15.9
Tier 1 leverage ratio	8.2	8.5	7.8	5.3	5.8

(1)	Amount for 2010 included a net sale loss related to a repositioning of the investment portfolio.

(2)	Amount for 2007 was composed of a provision for legal exposure of $600 million, a reduction of salaries and benefits expense of $141 million, and other expenses of $8 million.

(3)

Amount for 2010 represented the allocation of earnings to participating securities using the two-class method. Amounts for 2009 and 2008 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation is a financial holding company organized under the laws of the Commonwealth of Massachusetts. All references in this Management’s Discussion and Analysis to the parent company are to State Street Corporation. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. State Street Bank and Trust Company is referred to as State Street Bank. At December 31, 2010, we had total assets of $160.51 billion, total deposits of $98.35 billion, total shareholders’ equity of $17.79 billion and employed 28,670. With $21.53 trillion of assets under custody and administration and $2.01 trillion of assets under management at year-end 2010, we are a leading specialist in meeting the needs of institutional investors worldwide.

We report two lines of business: Investment Servicing and Investment Management. These lines of business provide a broad range of products and services for our clients, which include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Investment Servicing provides services to support institutional investors, such as custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; shareholder services, including mutual fund and collective investment fund shareholder accounting; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loan and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics. Investment Management provides a broad array of services for managing financial assets, such as investment research services and investment management, including passive and active U.S. and non-U.S. equity and fixed-income strategies. For additional information about our lines of business, see the “Line of Business Information” section of this Management’s Discussion and Analysis and note 24 to the consolidated financial statements included under Item 8.

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

Certain financial information provided in this Management’s Discussion and Analysis, or in other public statements, announcements or reports filed by us with the SEC, is prepared on both a GAAP basis and a non-GAAP basis, the latter of which we refer to as “operating” basis. Management measures and compares certain financial information on an operating basis, as it believes that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in accordance with GAAP.

This Management’s Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. securities laws. Forward-looking statements are based on our current expectations about revenue and market growth, acquisitions and divestitures, new technologies, services, opportunities, earnings and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management’s Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in Risk Factors included under Item 1A.

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2010(1)	2009	2008
(Dollars in millions, except per share amounts)
Total fee revenue	$6,540	$5,935	$7,747
Net interest revenue	2,699	2,564	2,650
Gains (Losses) related to investment securities, net	(286)	141	(54)
Gain on CitiStreet interest, net of exit and other associated costs	—	—	350

Total revenue	8,953	8,640	10,693
Provision for loan losses	25	149	—
Expenses:
Expenses from operations	6,176	5,667	6,780
Provision for legal exposure, net	—	250	—
Securities lending charge	414	—	—
Provision for investment account infusion	—	—	450
Restructuring charges	156	—	306
Provision for indemnification exposure	—	—	200
Merger and integration costs and U.K. bonus tax	96	49	115

Total expenses	6,842	5,966	7,851

Income before income tax expense and extraordinary loss	2,086	2,525	2,842
Income tax expense	530	722	1,031

Income before extraordinary loss	1,556	1,803	1,811
Extraordinary loss, net of taxes	—	(3,684)	—

Net income (loss)	$1,556	$(1,881)	$1,811

Adjustments to net income (loss):
Preferred stock dividends and accretion/prepayment of discount(2)	—	(163)	(22)
Earnings allocated to participating securities(3)	(16)	—	—

Net income before extraordinary loss available to common shareholders	$1,540	$1,640	$1,789

Net income (loss) available to common shareholders	$1,540	$(2,044)	$1,789

Earnings per common share before extraordinary loss:
Basic	$3.11	$3.50	$4.32
Diluted	3.09	3.46	4.30
Earnings (Loss) per common share:
Basic	$3.11	$(4.32)	$4.32
Diluted	3.09	(4.31)	4.30
Average common shares outstanding (in thousands):
Basic	495,394	470,602	413,182
Diluted	497,924	474,003	416,100
Return on common shareholders’ equity before extraordinary loss(4)	9.5%	13.2%	14.8%

(1)	Financial results for 2010 included those of acquired businesses from their respective dates of acquisition, as described in the following “Financial Highlights” section.

(2)	Adjustments represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

(3)	Adjustments represented the allocation of earnings to participating securities using the two-class method. See note 23 to the consolidated financial statements included under Item 8.

(4)	For 2009, return on common shareholders’ equity was determined by dividing net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the year.

Financial Highlights

This section provides highlights with respect to our financial results for 2010 presented in the preceding table. Additional information is provided under “Consolidated Results of Operations,” which follows this section. Our financial results for 2010 reflected the following:

During the second quarter of 2010, we completed our acquisitions of Intesa Sanpaolo’s securities services business (May 17, 2010) and Mourant International Finance Administration (April 1, 2010). For full-year 2010, from their respective acquisition dates through December 31, 2010, the acquired Intesa and MIFA businesses added in the aggregate approximately $300 million of revenue and $235 million of expenses, excluding merger and integration costs, to our consolidated statement of income. We also recorded aggregate merger and integration costs of $57 million in connection with these two acquisitions in 2010, from their respective acquisition dates through December 31, 2010 (see note 2 to the consolidated financial statements included under Item 8).

During the second quarter of 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income related to the following:

•

a pre-tax charge of $330 million to provide for a one-time cash contribution to certain cash collateral pools and liquidity trusts underlying SSgA-managed investment funds engaged in securities lending (see the “Investment Management” section under “Line of Business Information” in this Management’s Discussion and Analysis), and

•

a pre-tax charge of $75 million to establish a reserve to address potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the cash collateral pools underlying our agency lending program (see the “Securities Finance” section under “Consolidated Results of Operations—Total Revenue” in this Management’s Discussion and Analysis).

During the fourth quarter of 2010, as previously reported, we recorded pre-tax restructuring charges of approximately $156 million in our consolidated statement of income, related primarily to a reduction in force of approximately 1,400 employees that began in December 2010 and is intended to be completed by the end of 2011, as well as actions taken in 2010 to reduce our occupancy costs. The charges were part of a global multi-year program that began during the fourth quarter of 2010, and which will include operational and information technology enhancements and targeted cost initiatives (see the “Expenses” section under “Consolidated Results of Operations” in this Management’s Discussion and Analysis).

During the fourth quarter of 2010, as previously reported, we recorded a pre-tax loss of approximately $344 million in our consolidated statement of income associated with the sale of approximately $11 billion of mortgage- and asset-backed investment securities. The securities were sold in connection with a repositioning of our investment portfolio to allow for enhanced capital ratios under evolving regulatory capital standards, increased balance sheet flexibility, and a reduction of our exposure to certain asset classes (see the “Investment Securities” section under “Financial Condition” in this Management’s Discussion and Analysis).

Total revenue increased 4% compared to 2009. A 10% increase in total fee revenue from 2009 levels and a 5% increase in net interest revenue were partly offset by higher net losses related to investment securities, which resulted from the above-mentioned securities portfolio repositioning completed during the fourth quarter of 2010.

Servicing and management fees were up 18% and 8%, respectively, from 2009. Servicing fee revenue increased mainly due to the impact of new business, the addition of revenue from the acquired Intesa and MIFA businesses and improvement in equity market valuations. Management fee revenue increased primarily due to the improvement in equity markets as well as the impact of new business. Trading services revenue increased 1%, primarily as a result of higher electronic trading revenues in brokerage and other fees, offset slightly by the impact of lower levels of foreign exchange trading volatility. Securities finance revenue was down 44% as a result of continued lower spreads and securities lending demand. Processing fees and other revenue increased 104% due to higher net revenue from structured products and higher net revenue related to certain tax-advantaged investments.

In 2010, we recorded net interest revenue of $2.70 billion, which included $712 million of discount accretion related to investment securities added to our consolidated statement of condition in connection with the May 2009 conduit consolidation (see the “Net Interest Revenue” section under “Consolidated Results of Operations” in this Management’s Discussion and Analysis and note 12 to the consolidated financial statements included under Item 8). Net interest revenue increased 5% on both a GAAP and fully taxable-equivalent basis (the latter $2.83 billion compared to $2.69 billion, reflecting increases from tax-equivalent adjustments of $129 million and $126 million, respectively). These increases were primarily the result of the impact of the Intesa deposits added in May 2010 in connection with that acquisition, spread improvement and increased volume associated with non-U.S. investment securities and higher discount accretion ($712 million for 2010 compared to $621 million for 2009), offset by a decreased spread on our long-term cost of borrowing and spread compression in our floating-rate investment securities. Net interest margin increased 5 basis points, from 2.19% in 2009 to 2.24% in 2010.

Total expenses of $6.84 billion increased 15% from $5.97 billion in 2009, and included merger and integration costs of $89 million associated with acquisitions, as well as the previously referenced pre-tax charges of $414 million related to our securities lending business and $156 million related to our global multi-year program. Expenses from operations of $6.18 billion ($6.84 billion net of $659 million delineated above) increased 9% compared to 2009 expenses from operations of $5.67 billion ($5.97 billion net of $299 million composed of a $250 million provision for legal exposure and $49 million of merger and integration costs), mainly as a result of increases in salaries and benefits expense associated with higher levels of incentive compensation accruals and the addition of expenses from the Intesa and MIFA acquisitions. Salaries and benefits expenses in 2009 were abnormally low, as we did not accrue cash incentive compensation for the first half of 2009 as part of our plan to increase tangible common equity.

For 2010, net income available to common shareholders decreased 6% to $1.54 billion, or $3.09 per diluted share, compared to net income before extraordinary loss available to common shareholders of $1.64 billion, or $3.46 per diluted share, for 2009. The after-tax extraordinary loss of $3.68 billion, or $7.77 per diluted share, was related to the consolidation of the asset-backed commercial paper conduits completed in May 2009. Return on common equity was 9.5% compared to 13.2% for 2009, the latter before the extraordinary loss.

During 2010, we won mandates for approximately $1.37 trillion in assets to be serviced; of the total, $976 billion was installed prior to December 31, 2010, with the remainder expected to be installed in subsequent periods. The new business not installed by December 31, 2010 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for 2010, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods. We will provide various services for these assets including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for 2010 compared to 2009, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8. A comparison of consolidated results of operations for 2009 with those for 2008 is provided in the “Comparison of 2009 and 2008” section of this Management’s Discussion and Analysis.

TOTAL REVENUE

Years ended December 31,	2010	2009	2008	% Change 2009-2010
(Dollars in millions)
Fee revenue:
Servicing fees	$3,938	$3,334	$3,798	18%
Management fees	829	766	975	8
Trading services	1,106	1,094	1,467	1
Securities finance	318	570	1,230	(44)
Processing fees and other	349	171	277	104

Total fee revenue	6,540	5,935	7,747	10
Net interest revenue:
Interest revenue	3,462	3,286	4,879	5
Interest expense	763	722	2,229	6

Net interest revenue	2,699	2,564	2,650	5
Gains (Losses) related to investment securities, net	(286)	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	350	—

Total revenue	$8,953	$8,640	$10,693	4

Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by securities finance, trading services and processing fees and other revenue. We earn net interest revenue from client deposits and short-term investment activities by providing deposit services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet clients’ needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.

Fee Revenue

Servicing and management fees collectively composed approximately 73% of our total fee revenue for 2010 and 69% for 2009. These fees are influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and are generally affected by changes in worldwide equity and fixed-income security valuations.

Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on servicing fee revenue. Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees for enhanced index and actively managed products are generally earned at higher rates than those for passive products. Enhanced index and actively managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue. We would expect the foregoing relationships to exist in normalized financial markets, which we have not experienced since mid-2007. The disrupted conditions that began during the second half of 2007 have adversely affected our market-driven revenues, particularly those from foreign exchange trading services and securities finance. Even though the financial markets began to improve during the second half of 2009, the effect of the disrupted conditions on our total revenue, particularly our market-driven revenue, has been more significant through 2010 than we would anticipate in normalized markets.

The following table presents selected equity market indices for the years ended December 31, 2010 and 2009. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing and management fee revenue, respectively. Year-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
S&P 500®	1,140	948	20%	1,131	949	19%	1,258	1,115	13%
NASDAQ®	2,350	1,845	27	2,334	1,857	26	2,653	2,269	17
MSCI EAFE®	1,525	1,336	14	1,511	1,344	12	1,658	1,581	5

FEE REVENUE

Years ended December 31,	2010	2009	2008	% Change 2009-2010
(Dollars in millions)
Servicing fees	$3,938	$3,334	$3,798	18%
Management fees(1)	829	766	975	8
Trading services	1,106	1,094	1,467	1
Securities finance	318	570	1,230	(44)
Processing fees and other	349	171	277	104

Total fee revenue	$6,540	$5,935	$7,747	10

(1)	Included performance fees of $4 million, $9 million and $21 million for 2010, 2009 and 2008, respectively.

Servicing Fees

Servicing fees include fee revenue from U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody; product- and participant-level accounting; daily pricing and administration; recordkeeping; investment manager and alternative investment manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics.

We are the largest provider of mutual fund custody and accounting services in the U.S. We distinguish ourselves from other mutual fund service providers by offering customers a broad array of integrated products and services, including accounting, daily pricing and fund administration. We calculate more than 40% of the U.S. mutual fund prices provided to NASDAQ that appear daily in The Wall Street Journal and other publications with an accuracy rate of 99.97%. We service U.S. tax-exempt assets for corporate and public pension funds, and we provide trust and valuation services for more than 5,000 daily-priced portfolios.

We are a service provider outside of the U.S. as well. In Germany, we provide Depotbank services for retail and institutional fund assets. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. We service approximately $700 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and Toronto. We have more than $970 billion in assets under administration in the Asia/Pacific region, and in Japan, we hold approximately 92% of the trust assets held by non-domestic trust banks in that region.

We are an alternative asset servicing provider worldwide, with approximately $660 billion of assets under administration. We are also a hedge fund administration provider worldwide, as well as a worldwide provider of private equity administration services and real estate administration services.

The 18% increase in servicing fees from 2009 primarily resulted from the impact of new business awarded to us and installed during 2010 and prior periods on current-period revenue, the addition of revenue generated by the acquired Intesa and MIFA businesses from May 17 and April 1, respectively, through December 31 and increases in daily average equity market valuations. For 2010, servicing fees generated outside the U.S. were approximately 41% of total servicing fees compared to approximately 37% for 2009.

At year-end 2010, our total assets under custody and administration were $21.53 trillion, compared to $18.79 trillion a year earlier. The increase compared to 2009 was primarily the result of increases in equity market valuations and a higher level of new servicing business won and installed prior to December 31, 2010, as well as the effects of the Intesa and MIFA acquisitions. These asset levels as of year-end did not reflect new business awarded to us during 2010 that had not been installed prior to December 31, 2010. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue. Assets under custody and administration consisted of the following as of December 31:

ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2010	2009	2008	2007	2006	2009-2010 Annual Growth Rate	2006-2010 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$5,540	$4,734	$4,093	$5,200	$4,007	17%	8%
Collective funds	4,350	3,580	2,679	3,968	1,947	22	22
Pension products	4,726	4,395	3,621	5,246	4,914	8	(1)
Insurance and other products	6,911	6,086	5,514	5,799	4,780	14	10

Total	$21,527	$18,795	$15,907	$20,213	$15,648	15	8

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2010	2009	2008
(In billions)
Equities	$11,000	$8,828	$6,691
Fixed-income	7,875	7,236	6,689
Short-term and other investments	2,652	2,731	2,527

Total	$21,527	$18,795	$15,907

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2010	2009	2008
(In billions)
United States	$15,889	$14,585	$12,424
Other Americas	599	606	536
Europe/Middle East/Africa	4,067	2,773	2,391
Asia/Pacific	972	831	556

Total	$21,527	$18,795	$15,907

(1)	Geographic mix is based on the location at which the assets are custodied or serviced.

Management Fees

Through State Street Global Advisors, or SSgA, we provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. Based on assets under management, SSgA is the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the U.S., and the third largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange traded funds, or ETFs, such as the SPDR® ETF brand.

The 8% increase in management fees from 2009 resulted primarily from the impact of increases in average month-end equity market valuations and, to a lesser extent, the impact of new business won and installed in prior periods on current-period revenue. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of 20% compared to 2009. Management fees generated outside the U.S. were approximately 34% of total management fees for 2010, down from 36% for 2009.

At year-end 2010, assets under management were $2.01 trillion, compared to $1.95 trillion at year-end 2009. Such amounts include assets of the SPDR® Gold ETF, for which we act as distribution agent rather than investment manager, and certain assets managed for the U.S. government under programs adopted during the financial crisis. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees. During 2010, we benefited from the continued focus in the institutional markets on passive strategies, particularly passive equities and exchange-traded funds, where we had year-to-year increases in assets under management of 30% and 24%, respectively. These increases were partly offset by continued weakness in our sales of active products and a reduction in managed cash balances, which in part reflected the effect of reductions of securities lending volumes associated with continued weak loan demand.

The overall increase in assets under management at December 31, 2010 compared to December 31, 2009, which can be seen in the tables that follow this discussion, reflected appreciation in the values of the assets managed, partly offset by a net loss of asset management business. Our levels of assets under management were affected by a number of factors, including reaction to prior issues related to SSgA’s active fixed-income strategies, restrictions on redemptions related to funds engaged in securities lending, and the relative under-performance of certain of our passive equity products. The net loss of business of $68 billion for 2010 presented in the table on page 43 does not reflect new business awarded to us during 2010 that had not been installed prior to December 31, 2010. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.

Assets under management consisted of the following as of December 31:

ASSETS UNDER MANAGEMENT

As of December 31,	2010	2009	2008	2007	2006	2009-2010 Annual Growth Rate	2006-2010 Compound Annual Growth Rate
(Dollars in billions)
Passive:
Equities	$655	$504	$344	$522	$504	30%	7%
Fixed-income	361	395	200	178	144	(9)	26
Exchange-traded funds(1)	255	205	170	171	111	24	23
Other	210	211	163	171	122	—	15

Total Passive	1,481	1,315	877	1,042	881	13	14
Active:
Equities	55	66	72	179	152	(17)	(22)
Fixed-income	20	25	32	38	34	(20)	(12)
Other	28	28	17	105	114	—	(30)

Total Active	103	119	121	322	300	(13)	(23)
Cash	426	517	468	632	577	(18)	(7)

Total	$2,010	$1,951	$1,466	$1,996	$1,758	3	3

(1)	Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2010	2009	2008
(In billions)
United States	$1,425	$1,397	$1,042
Other Americas	29	29	24
Europe/Middle East/Africa	341	345	272
Asia/Pacific	215	180	128

Total	$2,010	$1,951	$1,466

(1)	Geographic mix is based on the location at which the assets are managed.

The following table presents a roll-forward of assets under management for the three years ended December 31:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2010	2009	2008
(In billions)
Balance at beginning of year	$1,951	$1,466	$1,996
Net new business	(68)	261	(49)
Market appreciation (depreciation)	127	224	(481)

Balance at end of year	$2,010	$1,951	$1,466

Trading Services

Trading services revenue includes revenue from foreign exchange trading and brokerage and other trading services. We offer a complete range of foreign exchange services under an account model that focuses on the global requirements of our clients for our proprietary research and the execution of trades in any time zone.

Foreign exchange trading revenue is influenced by three principal factors: the volume and type of client foreign exchange transactions; currency volatility; and the management of currency market risks.

For 2010, foreign exchange trading revenue totaled $597 million, a 12% decrease from revenue of $677 million in 2009, primarily the result of lower spreads on foreign exchange trades and a decline in currency volatility, partly offset by higher client volumes. 60% of our total foreign exchange trading revenue for 2010 was earned in the second and fourth quarters, and such revenue for the fourth quarter increased 60% compared to the third quarter.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Brokerage and other trading fees of $509 million were 22% higher compared to $417 million in 2009, with the increase largely attributable to higher electronic trading volumes.

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

Our securities finance business provides liquidity to the financial markets, as well as an effective means for clients to earn incremental revenue on their securities portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity to clients worldwide. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair value of the loaned securities. As the fair value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. Such movements are typically referred to as daily mark-to-market collateral adjustments.

We also participate in securities lending transactions as a principal, rather than an agent. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to transact directly with the market and requires us to execute the transaction and furnish the securities. We provide our credit rating to the transaction as well as our ability to source securities through our assets under custody and administration.

For cash collateral, our clients pay a usage fee to the provider of the cash collateral, and we invest the cash collateral in certain investment vehicles or managed accounts as directed by the owner of the loaned securities. In some cases, the investment vehicles or managed accounts may be managed by SSgA. The spread between the yield on the investment vehicle and the usage fee paid to the provider of the collateral is split between the lender of the securities and State Street as agent. For non-cash collateral, the borrower pays a fee for the loaned securities, and the fee is split between the lender of the securities and State Street.

Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For 2010, securities finance revenue decreased 44% from 2009, substantially the result of lower spreads across all lending programs, as average lending volumes were essentially flat year to year ($396 billion for 2010 compared to $406 billion for 2009).

Beginning in 2007, the market value per unit of the assets held in the certain of the collateral pools underlying both the agency lending program and SSgA lending funds fell below $1.00. However, we continued to transact purchases into and redemptions out of these pools at $1.00 per unit and imposed restrictions on redemptions from the SSgA lending funds and certain of the agency lending collateral pools.

We continued to transact purchase and redemptions at $1.00 per unit for a number of reasons, including that none of the securities in the cash collateral pools was then in default or considered to be materially impaired, and that restrictions on withdrawals from the agency lending collateral pools were and are in place, which, absent a substantial reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value.

During 2010, we took several actions to seek a resolution to these issues:

•

In June 2010, we contributed $330 million to the collateral pools and liquidity trusts underlying the SSgA lending funds, eliminating the difference between the market value and amortized cost of the assets held by such vehicles as of June 30, 2010.

•

In June 2010, as a result of a review of the implementation of our policy restricting redemptions from certain agency lending collateral pools, and based on our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy, we recorded a pre-tax charge of $75 million to address these potential inconsistencies.

•

In August 2010, SSgA removed the redemption restrictions from the SSgA lending funds. In the period subsequent to the elimination of the redemption restrictions, some clients that invested in SSgA lending funds transitioned their assets to other SSgA products that did not engage in securities lending, or, to a lesser degree, other investment managers. As a result of the elimination of the redemption restrictions and reduced utilization of lendable assets in the SSgA lending funds, the aggregate net assets of the collateral pools underlying the SSgA lending funds declined to $8 billion as of December 31, 2010 from $24 billion as of December 31, 2009.

•

In December 2010, we divided certain agency lending collateral pools into liquidity and duration pools, and in January 2011, we removed the redemption restrictions from the liquidity pools. These actions were taken to provide greater flexibility to participants with respect to their control of their level of participation in our agency lending program. As of December 31, 2010, the aggregate net assets of these liquidity pools and duration pools were $26.2 billion and $11.8 billion, respectively, and the return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $319 million, which amount is expected to be eliminated as the assets in the duration pools mature or amortize.

Market influences continued to affect our revenue from, and the profitability of, our securities lending activities during 2010, and may do so in future periods. While the average volume of securities on loan has generally stabilized over the past two years, spreads have declined significantly compared to those earned in late 2007 and throughout 2008 (which were extraordinarily high), reflecting prevailing interest rates and the effects of government actions taken to stimulate the economy.

The actions taken during 2010 outlined above are expected to provide an opportunity for increased securities lending volumes, although their effect will be influenced by overall market and client-specific factors and could, particularly in the short-term, result in decreased lending volumes. As long as securities lending spreads remain below the more normal levels generally experienced prior to late 2007, client demand is likely to remain at a reduced level and our revenues from our securities lending activities will be adversely affected relative to the revenues we earned in 2007, 2008 (which were extraordinarily high) and 2009. While these actions are also intended to address client issues, we do not know at this time how our agency lending clients will react to these measures. For additional information, refer to Risk Factors included under Item 1A.

As previously disclosed, in 2009, we determined that withdrawals by two related participants in one of the agency lending collateral pools were inconsistent with our redemption restrictions. In response, we redeemed in-kind the remaining units of such participants, effectively distributing, together with prior cash withdrawals, the same amount of cash and longer-dated securities that the participants would have received under the redemption restrictions. We are in litigation with these participants; see note 11 to the consolidated financial statements included under Item 8. We also undertook a review of our implementation of the redemption restrictions with respect to other participants in the agency lending collateral pools. This review identified the potential inconsistencies, referenced above, in connection with our implementation of the redemption policy.

Processing Fees and Other

Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our investments in tax-advantaged financings. Processing fees and other revenue was $349 million for 2010, an increase of 104% compared to 2009. This increase primarily resulted from higher net revenue from structured products, including fees from our tax-exempt investment program, and higher net revenue related to certain tax-advantaged investments.

NET INTEREST REVENUE

Years ended December 31,	2010			2009			2008
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$13,550	$93	.69%	$24,162	$156	.64%	$24,003	$760	3.17%
Securities purchased under resale agreements	2,957	24	.83	3,701	24	.65	10,195	276	2.71
Federal funds sold	—	—	—	68	—	.29	2,700	63	2.33
Trading account assets	376	—	—	1,914	20	1.02	2,423	78	3.22
Investment securities	96,123	3,140	3.27	81,190	2,943	3.63	72,227	3,163	4.38
Investment securities purchased under AMLF(1)	—	—	—	882	25	2.86	9,193	367	4.00
Loans and leases(2)	12,094	331	2.73	9,703	242	2.49	11,884	276	2.32
Other interest-earning assets	1,156	3	.24	1,303	2	.15	—	—	—

Total interest-earning assets	$126,256	$3,591	2.84	$122,923	$3,412	2.78	$132,625	$4,983	3.75

Interest-bearing deposits:
U.S.	$8,632	$37	.43%	$7,616	$61	.81%	$11,216	$223	1.99%
Non-U.S.	68,326	176	.26	61,551	134	.22	68,291	1,103	1.62
Securities sold under repurchase agreements	8,108	4	.05	11,065	3	.03	14,261	177	1.24
Federal funds purchased	1,759	1	.05	956	—	.04	1,026	18	1.77
Short-term borrowings under AMLF(1)	—	—	—	877	18	2.02	9,170	299	3.26
Other short-term borrowings	13,590	252	1.86	16,847	197	1.17	5,996	180	2.99
Long-term debt	8,681	286	3.30	7,917	304	3.84	4,106	229	5.59
Other interest-bearing liabilities	940	7	.69	1,131	5	.46	—	—	—

Total interest-bearing liabilities	$110,036	$763	.69	$107,960	$722	.67	$114,066	$2,229	1.95

Interest-rate spread			2.15%			2.11%			1.80%
Net interest revenue - fully taxable-equivalent basis(3)		$2,828			$2,690			$2,754

Net interest margin - fully taxable-equivalent basis			2.24%			2.19%			2.08%
Net interest revenue - GAAP basis		$2,699			$2,564			$2,650

(1)

Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF, and associated borrowings. The AMLF expired in February 2010.

(2)

Interest revenue for 2008 reflected a cumulative reduction of $98 million recorded in connection with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 11 to the consolidated financial statements included under Item 8.

(3)	Amounts included fully taxable-equivalent adjustments of $129 million for 2010, $126 million for 2009 and $104 million for 2008.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases, and other liquid assets, are financed primarily by client deposits and short-term borrowings. Net interest margin represents the relationship between fully taxable-equivalent net interest revenue and total average interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 18 to the consolidated financial statements included under Item 8.

For 2010, on both a GAAP and a fully taxable-equivalent basis, net interest revenue increased 5% compared to 2009 (with fully taxable-equivalent net interest revenue reflective of increases from tax-equivalent adjustments of $129 million and $126 million, respectively). If the discount accretion related to former conduit securities, more fully described below, is excluded, fully taxable-equivalent net interest revenue for 2010 increased to $2.12 billion ($2.83 billion presented in the preceding table less accretion of $712 million) from $2.07 billion ($2.69 billion presented in the preceding table less accretion of $621 million), an increase of 2%. The increase was primarily the result of the impact of a higher portfolio allocation to fixed-rate investment securities, U.S. and non-U.S. investment portfolio growth, and the impact of the Intesa deposits added in May 2010 in connection with that acquisition, partly offset by lower spreads on both floating-rate investment securities and non-U.S. transaction deposits.

In May 2009, we elected to take actions that required the consolidation onto our balance sheet, for financial reporting purposes, of the assets and liabilities of the asset-backed commercial paper conduits that we sponsored and administered. Upon consolidation, the aggregate fair value of the conduits’ investment securities of approximately $16.6 billion on the date of consolidation was established as their carrying amount, resulting in a $6.1 billion discount to the assets’ aggregate par value of approximately $22.7 billion. To the extent that the expected future cash flows from the securities held by us exceed their carrying amount, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms.

Subsequent to the May 2009 consolidation, we have recorded aggregate discount accretion in interest revenue of $1.33 billion ($712 million in 2010 and $621 million in 2009). The timing and ultimate recognition of accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of accretion can also be influenced by our ongoing management of the risk and other characteristics associated with our investment portfolio, including any resulting sales of securities from which we would otherwise generate accretion.

As we discussed in the “Overview of Financial Results – Financial Highlights” section of this Management’s Discussion and Analysis, and as more fully described in note 3 to the consolidated financial statements included under Item 8, during the fourth quarter of 2010, we sold approximately $11 billion of mortgage- and asset-backed investment securities, including $4.93 billion of former conduit securities, to reposition our investment portfolio and allow for enhanced capital ratios under evolving regulatory capital standards, increased balance sheet flexibility, and a reduction of our exposure to certain asset classes. Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will affect our net interest revenue, and may increase the volatility of our net interest revenue and margin; however, the portfolio repositioning resulted in a significant decrease in the accretion that we expect to recognize in future periods. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the former conduit securities carried in our investment portfolio as of December 31, 2010 to generate aggregate accretion in future periods of approximately $1.3 billion over their remaining terms.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $13.55 billion for 2010, a decrease of 44% compared to $24.16 billion for 2009. An average of $4.98 billion was held at the Federal Reserve Bank during 2010, a decrease of 60% compared to $12.42 billion for 2009, with balances in both periods exceeding minimum reserve requirements. The overall decreases in both comparisons reflected excess liquidity held by us during 2009 due to the then-ongoing financial markets instability that was re-allocated to higher-yielding investment securities.

Average securities purchased under resale agreements decreased 20% from $3.70 billion for 2009 to $2.96 billion for 2010, mainly due to lower client demand for short-term investment.

Average trading account assets declined 80% from $1.91 billion for 2009 to $376 million for 2010, due to the absence of conduit asset-backed commercial paper purchased by us, which was eliminated for financial reporting purposes when the conduits were consolidated onto our balance sheet in May 2009 as previously described.

Our average investment securities portfolio increased 18% from $81.19 billion for 2009 to approximately $96.12 billion for 2010, generally the result of the continued execution of our re-investment strategy that we began in the second half of 2009, partly offset by maturities and sales of securities during the year. In addition, as described earlier in this section, we repositioned our portfolio in December 2010 by selling approximately $11 billion of mortgage- and asset-backed securities. By the end of 2010, we had re-invested approximately $7 billion of the proceeds from the repositioning, primarily in agency mortgage-backed securities. As of December 31, 2010, securities rated “AAA” and “AA” comprised approximately 90% of our investment securities portfolio (approximately 79% rated “AAA”), compared to 80% “AAA” and “AA” rated (approximately 69% rated “AAA”) as of December 31, 2009, with the improvement primarily due to the repositioning.

Loans and leases averaged $12.09 billion for 2010, up 25% from $9.70 billion for 2009. The increase was primarily due to increased client demand for short-term liquidity and the addition of structured asset-backed loans in connection with the May 2009 conduit consolidation. Approximately 27% of the average loan and lease portfolio, compared to 31% for 2009, was composed of U.S. and non-U.S. short-duration advances that provided liquidity to clients in support of their transaction flows, which averaged approximately $3.29 billion for 2010, up 11% from $2.97 billion for 2009. U.S. short-duration advances averaged approximately $1.92 billion for 2010, down 13% compared to $2.21 billion for 2009. Average non-U.S. short-duration advances increased 80% to $1.37 billion for 2010, mainly due to activity associated with clients added in connection with the Intesa acquisition.

Average interest-bearing deposits increased 11%, from $69.17 billion to $76.96 billion for 2010 compared to 2009. The increases reflected the deposits added in connection with the Intesa acquisition, partly offset by the return of client deposits to levels more consistent with those experienced prior to late 2007.

Average other short-term borrowings decreased 19% to $13.59 billion for 2010, primarily due to the absence of borrowings under the Federal Reserve’s term auction facility, which is further discussed in the “Liquidity” section under “Financial Condition” in this Management’s Discussion and Analysis. Average long-term debt increased 10% to $8.68 billion for 2010, as a result of the full-year impact of the issuance of an aggregate of approximately $4 billion of unsecured senior notes by State Street and State Street Bank in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program, as well as the May 2009 issuance of unsecured senior notes, partly offset by a subordinated debt maturity in 2010.

Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the shapes of the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment portfolio (discussed earlier in this section); and the relative impact of the yields earned on the securities purchased by us with the proceeds from the portfolio repositioning compared to the yields earned on the securities sold. In the second half of 2009, based on market conditions, we re-initiated our strategy of re-investing proceeds from amortizing and maturing securities into highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

In connection with our ongoing management of the investment portfolio, we may, from time to time, sell investment securities, including former conduit securities, to manage risk, to reduce our risk profile, to take advantage of favorable market conditions, or for other reasons. In 2010, we recorded net realized losses of $55 million from sales of approximately $29.41 billion of investment securities, compared to net realized gains of $368 million from sales of approximately $8.27 billion of investment securities in 2009. The $55 million of net sale losses realized during 2010 included the $344 million net realized loss that resulted from the investment portfolio repositioning described below. For 2010, $1.08 billion of net gains were realized from sales of $5.53 billion of former conduit securities, composed of gross realized gains of $1.11 billion and gross realized losses of $27 million. For 2009, $104 million of net gains were realized from sales of $333 million of former conduit securities, composed of gross realized gains of $125 million and gross realized losses of $21 million.

In December 2010, we undertook a repositioning of our investment securities portfolio by selling approximately $11 billion of securities, composed of $4.3 billion of asset-backed securities, $4.1 billion of non-agency mortgage-backed securities and $2.5 billion of mortgage-backed securities. The repositioning was undertaken to enhance our capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital, and reduce our exposure to certain asset classes. The sale resulted in a pre-tax loss of approximately $344 million, which was recorded in our consolidated statement of income and is reflected in the $55 million of net sale losses described in the preceding paragraph. The repositioning included the sale of approximately $4.93 billion of former conduit securities at a net realized gain of $964 million.

Of the $11 billion of securities sold in the repositioning, approximately $4.8 billion were classified as held to maturity in our consolidated statement of condition. Additional information about the sale, including the held-to-maturity portion, is included in note 3 to the consolidated financial statements included under Item 8.

The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2010 was $651 million. Of this total, $420 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded losses from other-than-temporary impairment related to credit of the remaining $231 million in our 2010 consolidated statement of income, compared to $227 million in 2009, which resulted from our assessment of impairment.

For 2010, the substantial majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the year. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included under Item 8.

Years ended December 31,	2010	2009
(In millions)
Net realized gains (losses) from sales of investment securities(1)	$(55)	$368
Gross losses from other-than-temporary impairment	(651)	(1,155)
Losses not related to credit(2)	420	928

Net impairment losses	(231)	(227)

Gains (Losses) related to investment securities, net	$(286)	$141

Impairment associated with expected credit losses	$(203)	$(151)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(1)	(54)
Impairment associated with adverse changes in timing of expected future cash flows	(27)	(22)

Net impairment losses	$(231)	$(227)

(1)	Amount for 2010 included the net sale loss of $344 million associated with the repositioning of the investment portfolio.
(2)

Pursuant to new GAAP adopted on April 1, 2009, these losses were not recorded in our consolidated statement of income, but were recognized as a component of other comprehensive income, net of related taxes, in our consolidated balance sheet; refer to the following discussion and note 13 to the consolidated financial statements included under Item 8.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. Pursuant to the provisions of new GAAP, which we adopted on April 1, 2009, impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (which credit-related impairment is recorded in our consolidated statement of income) is recognized, net of taxes, as a component of other comprehensive income in the shareholders’ equity section of our consolidated balance sheet, and is accreted prospectively over the remaining terms of the securities based on the timing of their estimated future cash flows. For other-than-temporary impairment of debt securities that results from management’s decision to sell the security prior to its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated statement of income.

Prior to our adoption of new GAAP on April 1, 2009, we recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management’s intent to hold the securities or expected credit losses, and such impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated statement of income.

Additional information about investment securities, the gross gains and losses that compose the net sale gains and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included under Item 8.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $25 million in 2010 and $149 million in 2009. The substantial majority of the provisions recorded in both years resulted from changes in expectations with respect to future cash flows from certain of the commercial real estate loans acquired in 2008 in connection with indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

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

EXPENSES

Years Ended December 31,	2010	2009	2008	% Change 2009-2010
(Dollars in millions)
Salaries and employee benefits	$3,524	$3,037	$3,842	16%
Information systems and communications	713	656	633	9
Transaction processing services	653	583	644	12
Occupancy	463	475	465	(3)
Securities lending charge	414	—	—
Provision for legal exposure	—	250	—
Provision for investment account infusion	—	—	450
Restructuring charges	156	—	306
Merger and integration costs	89	49	115	82
Other:
Professional services	277	264	360	5
Amortization of other intangible assets	179	136	144	32
Provision for indemnification exposure	—	—	200
Securities processing	63	114	187	(45)
Regulator fees and assessments	45	71	45	(37)
Other	266	331	460	(20)

Total other	830	916	1,396	(9)

Total expenses	$6,842	$5,966	$7,851	15

Number of employees at year end	28,670	27,310	28,475

The increase in salaries and employee benefits expenses for 2010 compared to 2009 was primarily due to the effect of our reinstatement of cash incentive compensation accruals, as we did not accrue such incentive compensation during the first half of 2009 as part of our plan to increase our tangible common equity; the addition of the employees and associated expenses of the acquired Intesa and MIFA businesses subsequent to their respective acquisition dates; and higher benefits requirements for payroll taxes, medical insurance and pensions.

The increase in information systems and communications expenses for 2010 compared to 2009 reflected higher levels of spending on telecommunications hardware and software for our global infrastructure, as well as the addition of expenses from the acquired Intesa and MIFA businesses subsequent to their respective acquisition dates. Transaction processing services expenses, which are volume-related and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services, increased due to higher levels of sub-custody expenses and higher external contract services costs related to increases in transaction volumes.

On June 30, 2010, we recorded an aggregate pre-tax charge of $414 million, which included $9 million of associated legal costs. The charge provided for a one-time cash contribution of $330 million to the cash collateral pools and liquidity trusts underlying the SSgA lending funds, which reflected the cost to us to restore the net asset value per unit of such collateral pools to $1.00 as of June 30, 2010. As a result of this contribution, SSgA removed the redemption restrictions from these SSgA lending funds in August 2010. We also established a $75 million reserve to address potential inconsistencies in connection with our implementation of redemption restrictions applicable to the collateral pools underlying our agency lending program.

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

In November 2010, we announced a global multi-year program designed to enhance service excellence and innovation, deliver increased efficiencies in our operating model and position us for accelerated growth. The program includes operational and information technology enhancements and targeted cost initiatives, including planned reductions in staff and a plan to reduce our occupancy costs. To implement this program, we expect to recognize aggregate restructuring charges of approximately $400 million to $450 million over four years, beginning with the fourth quarter of 2010. In connection with the program, we recorded restructuring charges of $156 million during the fourth quarter of 2010, and initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which we plan to have substantially completed by the end of 2011. The fourth-quarter charges also included costs related to actions taken to reduce our occupancy costs through real estate consolidation.

Excluding related restructuring charges, we expect that the program will result in an annualized reduction of our expenses from operations of between approximately $575 million and $625 million by the end of 2014. Additional information with respect to the charges, and activity during 2010 in the related balance sheet reserve, is provided in note 9 to the consolidated financial statements included under Item 8.

During 2010, we recorded merger and integration costs of $89 million, with $57 million related to Intesa and MIFA. These costs consisted only of certain transaction-related costs and direct incremental costs to integrate the acquired businesses into our operations, and did not include ongoing expenses of the combined organization. Additional information about these costs is provided in note 2 to the consolidated financial statements included under Item 8.

The decrease in aggregate other expenses (professional services, amortization of other intangible assets, securities processing, regulator fees and assessments, and other) for 2010 compared to 2009 resulted primarily from the impact of an adverse judgment of $60 million rendered by a Netherlands court in 2009, the impact of $115 million of insurance recoveries received in 2010 and lower levels of FDIC assessments. This overall decrease was offset slightly by a higher level of other intangible assets amortization associated with the Intesa and MIFA acquisitions.

The $115 million of insurance recoveries that reduced other expenses for 2010 was received with respect to settlement payments made by us to clients in prior periods in connection with certain active fixed-income strategies managed by SSgA prior to August 2007. We account for insurance recoveries as gains in accordance with GAAP, and therefore do not record the gains until the cash is received.

Income Taxes

We recorded income tax expense of $530 million for 2010, compared to income tax expense before extraordinary loss of $722 million for 2009. Our effective tax rate for 2010 was 25.4% compared to 28.6% for 2009. The difference in the tax rates was primarily attributable to the restructuring of former non-U.S. conduit assets in the second quarter of 2010, the partial write-off of a deferred tax asset associated with certain of the investment securities sold in connection with the portfolio repositioning completed in the fourth quarter of 2010, and the absence of the impact of the non-deductible portion of the SSgA-related legal reserve established in 2009.

Information about income tax contingencies related to our SILO lease transactions is provided in note 11 to the consolidated financial statements included under Item 8.

LINE OF BUSINESS INFORMATION

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies with respect to these lines of business, is provided in note 24 to the consolidated financial statements included under Item 8.

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to our sale of that interest in July 2008. The amounts presented in the “Other” column for 2010 represent the net loss from sales of investment securities associated with our repositioning of the portfolio, the restructuring charges associated with our global multi-year program, and merger and integration costs associated with acquisitions.

The amounts presented in the “Other” column for 2009 represent net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF and merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The amounts in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded in that year primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for client indemnification associated with collateralized repurchase agreements; and merger and integration costs recorded in connection with the Investors Financial acquisition. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,938	$3,334	$3,798										$3,938	$3,334	$3,798
Management fees	—	—	—	$829	$766	$975							829	766	975
Trading services	1,106	1,094	1,467	—	—	—							1,106	1,094	1,467
Securities finance	265	387	900	53	183	330							318	570	1,230
Processing fees and other	225	72	200	124	99	85			$(8)				349	171	277

Total fee revenue	5,534	4,887	6,365	1,006	1,048	1,390			(8)				6,540	5,935	7,747
Net interest revenue	2,633	2,489	2,480	66	68	96			6		$7	$68	2,699	2,564	2,650
Gains (Losses) related to investment securities, net	58	141	(54)	—	—	—			—	$(344)	—	—	(286)	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—			—	—	—	350	—	—	350

Total revenue	8,225	7,517	8,791	1,072	1,116	1,486			(2)	(344)	7	418	8,953	8,640	10,693
Provision for loan losses	25	148	—	—	1	—			—	—	—	—	25	149	—
Expenses from operations	5,430	4,920	5,699	753	747	1,076			5	—	—	—	6,183	5,667	6,780
Securities lending charge	75	—	—	339	—	—			—	—	—	—	414	—	—
Provision for legal exposure	—	—	—	—	250	—			—	—	—	—	—	250	—
Provision for investment account infusion	—	—	—	—	—	450			—	—	—	—	—	—	450
Restructuring charges	—	—	—	—	—	—			—	156	—	306	156	—	306
Provision for indemnification exposure	—	—	—	—	—	—			—	—	—	200	—	—	200
Merger and integration costs	—	—	—	—	—	—			—	89	49	115	89	49	115

Total expenses	5,505	4,920	5,699	1,092	997	1,526			5	245	49	621	6,842	5,966	7,851

Income (Loss) from continuing operations before income taxes	$2,695	$2,449	$3,092	$(20)	$118	$(40)			$(7)	$(589)	$(42)	$(203)	$2,086	$2,525	$2,842

Pre-tax margin	33%	33%	35%	(2)%	11%	(3)%
Average assets (in billions)	$148.5	$143.7	$158.3	$3.5	$3.1	$2.9			$0.5				$152.0	$146.8	$161.7

Investment Servicing

Total revenue for 2010 increased 9% from 2009 and total fee revenue increased 13% in the same comparison. The increases in total fee revenue generally related to servicing fees and processing fees and other revenue, partly offset by a decline in securities finance revenue.

Servicing fees increased primarily as a result of the impact on current-period revenue of new business awarded to us and installed during 2010 and prior periods, the addition of revenue from the acquired Intesa and MIFA businesses and increases in daily average equity market valuations. Processing fees and other revenue increased primarily as a result of higher net revenue from structured products, including fees from our tax-exempt investment program, and higher net revenue related to certain tax-advantaged investments.

Trading services revenue was essentially flat compared to 2009, as higher brokerage and other fees attributable to higher levels of electronic trading volumes were offset by lower revenue from foreign exchange trades, caused primarily by lower spreads, and declines in volatility, partly offset by higher client volumes. Securities finance revenue declined primarily as a result of compression of credit spreads and slightly lower volumes of assets on loan associated with continued low levels of client demand.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” sections under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided in the “Processing Fees and Other” section under “Total Revenue.”
Net interest revenue increased 6% compared to 2009, primarily as a result of higher levels of investment securities associated with our re-investment strategy and the impact of the Intesa deposits added in May 2010 in connection with that acquisition. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of client liabilities attributable to that business.

Total expenses increased 12% from 2009, primarily because of the absence of cash incentive compensation accruals during the first six months of 2009, as we did not accrue such compensation as part of our plan to increase our tangible common equity, and the addition of expenses from the acquired Intesa and MIFA businesses.

Investment Management

Total revenue for 2010 decreased 4% compared to 2009, generally reflective of the impact of decreases in total fee revenue, as increases in management fees and processing and other revenue were more than offset by a decline in securities finance revenue. The 8% increase in management fees, generated by SSgA, resulted from the impact of increases in average month-end equity market valuations and, to a lesser extent, the impact on current-period revenue of new business won and installed in prior periods. Securities finance revenue declined 71% because of lower spreads across all lending programs, reduced utilization of lendable assets in the SSgA lending funds and the transition of assets by clients from lending to non-lending products. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion.

Total expenses increased 10% from 2009, primarily the result of the securities lending charge, discussed below, partly offset by the absence of the 2009 provision for legal exposure related to SSgA-managed fixed-income strategies.

Beginning in 2007, the market value per unit of the assets held in certain of the collateral pools underlying the SSgA lending funds fell below $1.00. However, we continued to transact purchases into and redemptions out of these pools at $1.00 per unit and imposed restrictions on redemptions from the SSgA lending funds.

We continued to transact purchase and redemptions at $1.00 per unit for a number of reasons, including that none of the securities in the collateral pools was then in default or considered to be materially impaired, and that withdrawals from the collateral pools were restricted, which, absent a substantial reduction in the lending program, should permit the securities in the collateral pools to be held until they recover to their par value.

In June 2010, to seek a resolution of these issues, we made a one-time cash contribution of $330 million to the collateral pools and liquidity trusts underlying the SSgA lending funds, eliminating the difference between the market value and amortized cost of the assets held by such vehicles as of June 30, 2010. Consequently, in August 2010, SSgA removed the redemption restrictions from the SSgA lending funds. In the period subsequent to the elimination of the redemption restrictions, some clients that invested in SSgA lending funds transitioned their assets to other SSgA products that did not engage in securities lending, or, to a lesser degree, other investment managers. As a result of the elimination of the redemption restrictions and reduced utilization of lendable assets in the SSgA lending funds, the aggregate net assets of the collateral pools underlying the SSgA lending funds declined to approximately $8 billion as of December 31, 2010 from approximately $24 billion as of December 31, 2009.

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

COMPARISON OF 2009 AND 2008

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2009	2008	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$5,935	$7,747	(23)%
Net interest revenue	2,564	2,650	(3)
Gains (Losses) related to investment securities, net	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350

Total revenue	8,640	10,693	(19)
Provision for loan losses	149	—
Total expenses	5,966	7,851	(24)

Income before income tax expense	2,525	2,842	(11)
Income tax expense	722	1,031	(30)

Net income	1,803	1,811	—
Extraordinary loss, net of taxes	(3,684)	—

Net income (loss)	$(1,881)	$1,811

Adjustment to net income (loss)(1)	(163)	(22)

Net income before extraordinary loss available to common shareholders	$1,640	$1,789	(8)

Net income (loss) available to common shareholders	$(2,044)	$1,789	(214)

Earnings per common share:
Basic	$3.50	$4.32
Diluted	3.46	4.30
Earnings per common share:
Basic	$(4.32)	$4.32
Diluted	(4.31)	4.30
Average common shares outstanding (in thousands):
Basic	470,602	413,182
Diluted	474,003	416,100
Return on common shareholders’ equity before extraordinary loss(2)	13.2%	14.8%

(1)	Amounts represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

(2)	For 2009, return on common shareholders’ equity was determined by dividing net income before extraordinary loss available to common shareholders by average common shareholders’ equity for the year.

TOTAL REVENUE

Years ended December 31,	2009	2008	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$3,334	$3,798	(12)%
Management fees	766	975	(21)
Trading services	1,094	1,467	(25)
Securities finance	570	1,230	(54)
Processing fees and other	171	277	(38)

Total fee revenue	5,935	7,747	(23)
Net interest revenue:
Interest revenue	3,286	4,879	(33)
Interest expense	722	2,229	(68)

Net interest revenue	2,564	2,650	(3)
Gains (Losses) related to investment securities, net	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	350

Total revenue	$8,640	$10,693	(19)

The decline in total revenue compared to 2008 was driven primarily by a 23% decline in total fee revenue, partly offset by higher net gains related to investment securities. Total revenue also reflected the absence of the $350 million gain from the sale of our joint venture interest in CitiStreet in 2008.

The 12% decrease in servicing fees was the result of the impact of declines in daily average equity market valuations, partly offset by the impact of new business won and installed in prior periods on current-period revenue. Approximately 37% of our servicing fees were generated outside the U.S. in 2009, compared with 41% in 2008. Assets under custody and administration were $18.79 trillion, compared to $15.91 trillion in 2008, with the increase from 2008 primarily the result of increases in equity market valuations and a higher level of new business.

Management fees declined 21% from 2008 to 2009, primarily from the impact of declines in average month-end equity market valuations and the impact of client investment of a higher percentage of assets in lower-rate passive strategies, partly offset by the impact of new business on current-period revenue. Approximately 33% of our management fees were generated outside the U.S. in 2009, down from 40% in 2008. Assets under management increased to $1.95 trillion at December 31, 2009, up $485 billion from $1.47 trillion a year earlier.

Trading services revenue declined 25% primarily as a result of a decline in client volumes and currency volatility, partly offset by an increase in brokerage and other trading fees from growth in fixed-income transition management and equity trading, as well as an increase in electronic trading revenues attributable to higher volumes.

Securities finance revenue was down 54% as a result of compression of spreads and lower lending volumes. Processing fees and other revenue declined 38% due to lower product-related revenue from deposit services and structured products, the latter specifically our tax-exempt investment and conduit commercial paper programs.

Net interest revenue decreased primarily due to the impact of lower average levels of client deposits and lower deposit interest-rate spreads, largely offset by discount accretion recorded in connection with the former conduit assets added to our balance sheet in May 2009.

We recorded net gains of $368 million from sales of available-for-sale securities and losses from other-than-temporary impairment related to credit of $227 million for 2009, compared to net sale gains of $68 million and losses from other-than-temporary impairment related to credit of $122 million for 2008. The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2009 was $1.15 billion, of which $928 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. As a result, net gains related to investment securities for 2009 totaled $141 million, compared to net losses of $54 million for 2008.

For 2009, the $227 million of impairment losses was composed of $151 million associated with expected credit losses, $54 million related to management’s decision to sell the impaired securities prior to their recovery in value, and $22 million associated with adverse changes in the timing of expected future cash flows from the securities. The majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses.

The aforementioned accounting for other-than-temporary impairment was adopted by us, pursuant to new GAAP, effective April 1, 2009. Prior to that date, we recognized losses from other-than-temporary impairment of debt and equity securities for either a change in management’s intent to hold the securities or expected credit losses, and such impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in our consolidated statement of income.

PROVISION FOR LOAN LOSSES

We recorded an aggregate provision for loan losses of $149 million during 2009. Of the total provision, $124 million resulted from changes in management expectations with respect to future principal and interest cash flows from certain of the commercial real estate loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The changes in management expectations were primarily based on its assessment of the impact of the deteriorating economic conditions in the commercial real estate markets on certain of these loans during 2009.

EXPENSES

Years ended December 31,	2009	2008	% Change
(Dollars in millions)
Salaries and employee benefits	$3,037	$3,842	(21)%
Information systems and communications	656	633	4
Transaction processing services	583	644	(9)
Occupancy	475	465	2
Provision for legal exposure	250	—
Provision for investment account infusion	—	450
Restructuring charges	—	306
Merger and integration costs	49	115	(57)
Professional services	264	360	(27)
Amortization of other intangible assets	136	144	(6)
Provision for indemnification exposure	—	200
Other	516	692	(25)

Total expenses	$5,966	$7,851	(24)

Number of employees at year end	27,310	28,475

The decrease in salaries and employee benefits for 2009 compared to 2008 was primarily due to the effect of our reduction in force, announced in December 2008 and substantially completed in the first quarter of 2009, as well as lower accruals for cash incentive compensation in 2009 in connection with our plan to increase our tangible common equity and lower contract services spending.

Information systems and communications expense increased due to higher levels of spending on telecommunications hardware and software. Transaction processing services expenses decreased due to lower volumes in the investment servicing business and lower costs related to external contract services.

The provision for legal exposure of $250 million resulted from an increase in the reserve initially established in 2007 associated with certain active fixed-income strategies managed by SSgA. We settled regulatory inquiries related to this exposure in February 2010.

During 2008, we elected to provide support to certain investment accounts managed by SSgA through the purchase of asset- and mortgage-backed securities and a cash infusion, which resulted in an income statement provision of $450 million. In addition, as referenced above, we announced a reduction in force and related actions designed to reduce our operating costs, and recorded aggregate restructuring charges of $306 million.

In 2009, in connection with the Investors Financial acquisition, we recorded merger and integration costs of $49 million, compared to $115 million for 2008. These costs consisted only of certain transaction-related costs and direct incremental costs to integrate the acquired Investors Financial business into our operations, primarily related to employee retention and system and client integration, and did not include ongoing expenses of the combined organization.

During the second half of 2008, Lehman Brothers and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman or its affiliates, we indemnified certain clients in connection with collateralized repurchase agreements with Lehman entities. In the then-current market environment, the market value of the underlying collateral had declined, and to the extent that these declines resulted in aggregate collateral value falling below the aggregate indemnification obligation, we recorded a balance sheet reserve, and a corresponding provision, of $200 million in our 2008 consolidated statement of income to provide for our estimated net exposure. The reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, which we acquired subsequent to the Lehman proceedings. The collateral, composed of commercial real estate loans, was recorded in loans and leases in our consolidated statement of condition.

The decrease in aggregate other expenses (professional services, amortization of other intangible assets and other costs) for 2009 compared to 2008 resulted primarily from a 39% decrease in securities processing costs due to lower processing volume and a 27% decrease in professional services spending, primarily legal and consulting costs. This overall decrease was offset slightly by higher regulatory assessments associated with the increased cost of deposit insurance.

Income Taxes

The decrease in income tax expense for 2009 compared to 2008 resulted from an increase in the proportion of earnings from certain of our non-U.S. subsidiaries, where management’s intention is to reinvest those earnings indefinitely overseas, consistent with our business strategy to pursue growth in non-U.S. markets. This strategy allowed us to reduce taxes accrued with respect to 2009 earnings, as well as certain taxes accrued in prior periods. The overall effective tax rate for 2009 was 28.6% compared to 36.2% for 2008.

SIGNIFICANT ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP, and we apply accounting policies that affect the determination of amounts reported in these financial statements. Our significant accounting policies are described in note 1 to the consolidated financial statements included under Item 8.

The majority of the accounting policies described in note 1 do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to our consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent financial statements.

Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with fair value measurements; interest revenue recognition and other-than-

temporary impairment; and goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.

The following is a brief discussion of the above-mentioned significant accounting policies. Management of State Street has discussed these significant accounting estimates with the Examining & Audit Committee of our Board of Directors.

Fair Value Measurements

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and various types of derivative instruments.

As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income, or as components of other comprehensive income within shareholders’ equity in our consolidated statement of condition. In addition to those financial assets and liabilities that we carry at fair value in our consolidated financial statements on a recurring basis, we estimate the fair values of other financial assets and liabilities that we carry at amortized cost in our consolidated statement of condition, and we disclose these fair value estimates in the notes to our consolidated financial statements. We estimate the fair values of these financial assets and liabilities using the definition of fair value described below.

At December 31, 2010, approximately $87.78 billion of our financial assets and approximately $6.58 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $77.36 billion and $4.77 billion, respectively, at December 31, 2009. The amounts at December 31, 2010 represented approximately 55% of our consolidated total assets and approximately 5% of our consolidated total liabilities, compared to 49% and 3%, respectively, at December 31, 2009. The increase in the relative percentage of consolidated total assets at December 31, 2010 resulted primarily from purchases of mortgage-backed and other debt securities as part of our continued re-investment strategy, partly offset by the net impact of the December 2010 investment portfolio repositioning. The increase in the relative percentage of consolidated total liabilities as of December 31, 2010 generally resulted from higher levels of derivatives related to our foreign exchange activities. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in note 14 to the consolidated financial statements included under Item 8.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets or liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets, and as a result we use alternate valuation techniques to measure their fair value.

In accordance with GAAP, we categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based upon a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). At December 31, 2010, we categorized approximately 8% of our financial assets carried at fair value in level 1, 85% in level 2 and 7% in level 3 of the fair value hierarchy, including the effect of master netting agreements. At December 31, 2010, we categorized approximately 11% of our financial liabilities carried at fair value in level 1, 85% in level 2 and the remaining 4% in level 3, including the effect of master netting agreements.

The investment securities categorized in level 1 were substantially composed of U.S. Treasury securities, specifically Treasury bills, which have a maturity of one year or less. Fair value was measured by management using unadjusted quoted prices in active markets for identical securities.

The fair value of the investment securities categorized in level 2 was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to review the information provided, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited in comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

Derivative instruments categorized in level 2 predominantly represented foreign exchange and interest rate contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques with inputs consisting of observable spot and forward points, as well as observable interest rate curves.

While the majority of our financial assets categorized in level 3 were composed of asset-backed and other debt securities available for sale, level 3 also included certain foreign exchange derivatives. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2010, compared to December 31, 2009, decreased approximately 22%, primarily composed of transfers of asset-backed securities, principally those collateralized by credit cards and student loans, and other debt securities to level 2, as fair value was measured using prices for which observable market information became available.

With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for 2010, 2009 or 2008.

Interest Revenue Recognition and Other-Than-Temporary Impairment

A significant portion of the assets carried in our consolidated balance sheet is our portfolio of fixed-income investment securities. As discussed below, the estimation of future cash flows from these securities is a significant factor in the recognition of both interest revenue and other-than-temporary impairment with respect to these securities.

Expectations of defaults and prepayments are the most significant assumptions underlying our estimates of future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest rate curves, industry standard asset-class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash flow expectations and resulting estimates. Management reviews its underlying assumptions and develops expected future cash flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided in the “Financial Condition—Investment Securities” section of this Management’s Discussion and Analysis.

Interest Revenue Recognition

Our investment portfolio, excluding the former conduit assets consolidated in 2009, consists of securities which were not typically acquired at significant discounts or premiums to their face amounts. In connection with the conduit consolidation, we recorded certain of the conduits’ investment securities at a significant discount to their face amount. To the extent that future cash flows from these securities are expected to exceed their recorded carrying amounts, the portion of the discount not related to credit will be accreted into interest revenue in our consolidated statement of income over the securities’ remaining terms. As a result of the magnitude of the discount, the estimates associated with the timing and amount of the accretion of these security discounts into interest revenue are significant to our consolidated financial statements.

A portion of the former conduit securities, primarily asset-backed securities, had expected credit losses on the date of consolidation, or were considered to be certain beneficial interests in a securitization that were not of high credit quality, and therefore we account for these securities in accordance with specialized GAAP. As a result, interest revenue recognition for these securities differs from the accounting for the remainder of our portfolio. The accounting for these securities requires an estimation of the timing and amount of each of the securities’ expected future principal, interest and other contractual cash flows, and the calculation of an effective yield based upon these estimates is used to record interest revenue. Generally, the timing and amount of these securities’ future cash flows are inherently uncertain, due to unknown timing and amount of principal payments (including potential credit losses) and the variability of future interest rates.

Since the conduits were consolidated, we have recorded aggregate discount accretion in interest revenue in our consolidated statement of income of $1.33 billion, composed of $712 million in 2010 and $621 million in 2009. We expect to record significantly less accretion in the future as a result of the repositioning of our investment portfolio completed during the fourth quarter of 2010, as described under “Consolidated Results of Operations—Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis.

Other-Than-Temporary Impairment

GAAP also requires the use of cash flow estimates to evaluate other-than-temporary impairment of our investment securities. The amount and timing of expected future cash flows are significant estimates in the determination of other-than-temporary impairment. Additional information with respect to management’s assessment of other-than-temporary impairment is provided in note 3 to the consolidated financial statements included under Item 8.

Goodwill and Other Intangible Assets

Goodwill is created when the purchase price exceeds the assigned value of the net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Other acquired identifiable intangible assets are recorded at their estimated fair value. Goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, and both goodwill and other intangible assets are subject to an impairment adjustment if events or circumstances indicate the potential inability to realize the carrying amount. As required by GAAP, we evaluate goodwill and other intangible assets for impairment annually or more frequently if circumstances dictate. Substantially all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions of our Investment Servicing line of business, with the remainder associated with our Investment Management line of business.

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

On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment of the carrying amount. We perform this evaluation at the reporting unit level, which is one level below our two major business lines. The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions.

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

To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies—a market approach, based on a comparison of the reporting unit to publicly-traded companies in similar lines of business; or an income approach, based on the value of the cash flows that the business can be expected to generate in the future.

Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is provided in note 5 to the consolidated financial statements included under Item 8.

Our evaluation of goodwill and other intangible assets for impairment in 2010 indicated that $6 million of other intangible assets was impaired, which impairment was recorded in our 2010 consolidated statement of income. No impairment of goodwill or other intangible assets was recorded in 2009. In 2008, we recorded $27 million of impairment of other intangible assets in our consolidated statement of income, $23 million of which was recorded as a component of the $306 million of restructuring charges. Goodwill and other intangible assets recorded in our consolidated statement of condition at December 31, 2010 totaled approximately $5.60 billion and $2.59 billion, respectively, compared to $4.55 billion and $1.81 billion, respectively, at December 31, 2009. The increase in both amounts substantially resulted from our acquisitions of Intesa and MIFA.

FINANCIAL CONDITION

Years ended December 31,	2010 Average Balance	2009 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$13,550	$24,162
Securities purchased under resale agreements	2,957	3,701
Federal funds sold	—	68
Trading account assets	376	1,914
Investment securities	96,123	81,190
Investment securities purchased under AMLF(1)	—	882
Loans and leases	12,094	9,703
Other interest-earning assets	1,156	1,303

Total interest-earning assets	126,256	122,923
Cash and due from banks	2,781	2,237
Other assets	22,920	21,650

Total assets	$151,957	$146,810

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$8,632	$7,616
Non-U.S.	68,326	61,551

Total interest-bearing deposits	76,958	69,167
Securities sold under repurchase agreements	8,108	11,065
Federal funds purchased	1,759	956
Short-term borrowings under AMLF(1)	—	877
Other short-term borrowings	13,590	16,847
Long-term debt	8,681	7,917
Other interest-bearing liabilities	940	1,131

Total interest-bearing liabilities	110,036	107,960
Non-interest-bearing deposits	13,879	15,443
Other liabilities	11,682	10,090
Shareholders’ equity	16,360	13,317

Total liabilities and shareholders’ equity	$151,957	$146,810

(1)	Amounts represent averages of asset-backed commercial paper purchases and associated borrowings in connection with our participation in the AMLF. The AMLF expired in February 2010.

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

Our clients’ needs and our operating objectives determine the volume, mix and currency denomination of our consolidated balance sheet. Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits and securities purchased under resale agreements. As our non-U.S. business activities continue to grow, we have expanded our capabilities and processes to enable us to manage the liabilities generated by our core businesses and the related assets in which these liabilities are invested, in a manner that more closely aligns our businesses and related activities with the cash management, investment activities and other operations of our clients. As a result, the structure of our balance sheet continues to evolve to reflect these efforts.

The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets. Managing our consolidated balance sheet structure is conducted within specific Board-approved policies for interest-rate risk, credit risk and liquidity.

Additional information about our average balance sheet, primarily our interest-earning assets and interest-bearing liabilities, is included in the “Consolidated Results of Operations—Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis.

Investment Securities

The carrying values of investment securities by type were as follows as of December 31:

(In millions)	2010	2009	2008
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,577	$11,162	$11,579
Mortgage-backed securities	23,640	14,936	10,798
Asset-backed securities:
Student loans(1)	14,416	11,928	7,860
Credit cards	7,451	6,607	3,090
Sub-prime	1,818	3,197	3,859
Other	1,588	2,797	1,464

Total asset-backed	25,273	24,529	16,273

Non-U.S. debt securities	13,045	10,311	5,714
State and political subdivisions	6,604	5,937	5,712
Collateralized mortgage obligations	1,861	2,409	1,441
Other debt securities	2,640	2,234	2,160
U.S. equity securities	1,115	1,098	314
Non-U.S. equity securities	126	83	172

Total	$81,881	$72,699	$54,163

Held to maturity purchased under AMLF:
Asset-backed commercial paper	$—	$—	$6,087

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations		$500	$501
Mortgage-backed securities	$413	620	810
Asset-backed securities:
Credit cards	—	20	—
Other	64	447	321

Total asset-backed	64	467	321

Non-U.S. debt securities	7,186	10,822	3,774
State and political subdivisions	134	206	382
Collateralized mortgage obligations	4,452	8,262	9,979

Total	$12,249	$20,877	$15,767

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Additional detail about our investment securities is provided in note 3 to the consolidated financial statements included under Item 8.

We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities and in the context of our overall balance sheet structure, which is maintained within internally approved risk limits, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated balance sheet. The portfolio is concentrated in securities with high credit quality, with approximately 90% of the carrying value of the portfolio rated “AAA” or “AA” as of December 31, 2010. The percentages of the carrying value of the investment securities portfolio, by external credit rating, were as follows as of December 31:

	2010	2009
AAA(1)	79%	69%
AA	11	11
A	6	7
BBB	2	4
Below BBB	2	8
Non-rated	—	1

	100%	100%

(1)	Includes U.S. Treasury securities.

The investment portfolio of approximately 9,880 securities is also diversified with respect to asset class. Approximately 76% of the aggregate carrying value of the portfolio is composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of credit card- and student loan-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations. Approximately 21% of the aggregate carrying amount of the portfolio is composed of non-U.S. debt securities. The following table summarizes our aggregate non-U.S. debt securities, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of December 31, 2010:

(In millions)
United Kingdom	$7,511
Australia	6,355
Netherlands	2,320
Cayman Islands	981
Germany	920
Spain	530
Other	1,614

Total non-U.S. debt securities	$20,231

Approximately 86% of the aggregate carrying value of these securities was rated “AAA” and “AA” as of December 31, 2010. As of that date, the securities had an aggregate pre-tax unrealized loss of approximately $156 million and an average market-to-book ratio of 99.2%. The majority is floating-rate securities, and accordingly the aggregate holdings have minimal interest-rate risk. The underlying collateral includes U.K. prime mortgages, Netherlands mortgages and German automobiles, sectors which have an outstanding history of credit performance.

The carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, were as follows as of December 31, 2010:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1) :
U.S. Treasury and federal agencies:
Direct obligations	$166	1.11%	$5,367	1.87%	$1,525	3.16%	$519	3.12%
Mortgage-backed securities	8	3.97	1,074	3.73	10,425	3.49	12,133	3.37
Asset-backed securities:
Student loans(2)	166	0.52	3,242	0.53	7,476	0.61	3,532	0.67
Credit cards	633	0.67	5,510	0.74	1,308	0.62	—	—
Sub-prime	670	0.68	856	0.70	20	1.81	272	1.12
Other	94	0.79	843	2.84	386	0.61	265	0.59

Total asset-backed	1,563		10,451		9,190		4,069

Non-U.S. debt securities	3,166	2.14	3,863	2.07	1,442	1.88	4,574	2.06
State and political subdivisions(3)	410	5.74	2,521	6.55	2,684	5.96	989	5.63
Collateralized mortgage obligations	77	5.55	1,022	4.55	271	4.49	491	4.55
Other U.S. debt securities	230	5.86	1,690	4.60	681	5.55	39	0.84

Total	$5,620		$25,988		$26,218		$22,814

Held to maturity(1) :
U.S. Treasury and federal agencies:
Mortgage-backed securities	$7	3.75%	$46	4.76%	$154	4.95%	$206	5.47%
Asset-backed securities:
Other	7	0.48	—	—	—	—	57	0.93

Total asset-backed	7		—	—	—	—	57

Non-U.S. debt securities	614	0.42	2,138	1.23	318	4.86	4,116	3.54
State and political subdivisions(2)	23	5.97	108	7.22	2	6.64	1	6.87
Collateralized mortgage obligations	299	5.19	2,104	3.96	647	3.99	1,402	3.16

Total	$950		$4,396		$1,121		$5,782

(1)	The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.

(2)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

(3)	Yields have been calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

Impairment

Net unrealized losses on securities available for sale were as follows as of December 31:

(In millions)	2010	2009
Fair value	$81,881	$72,699
Amortized cost	82,329	74,843

Net unrealized loss, pre-tax	$(448)	$(2,144)

Net unrealized loss, after-tax	$(270)	$(1,316)

The net unrealized loss amounts excluded the remaining net unrealized loss of $523 million, or $317 million after-tax, and $1.01 billion, or $635 million after-tax, respectively, as of December 31, 2010 and 2009, generally related to the 2008 reclassification of securities available for sale to securities held to maturity. These after-tax amounts were recorded in other comprehensive income. The decline in the remaining after-tax unrealized loss on transferred securities resulted primarily from amortization and from the recognition of losses from other-than-temporary impairment on certain of the securities.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is broken into a credit component and a non-credit component. The credit component is recognized in our consolidated statement of income, and the non-credit component is recognized in other comprehensive income to the extent that management does not intend to sell the security (see note 3 to the consolidated financial statements included under Item 8).

Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 3, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.

Given the exposure of our investment securities portfolio, particularly mortgage-backed and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a significant driver of the portfolio’s credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2009, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 29% peak-to-current. Through September 30, 2010, there was a decline of approximately 1%, resulting in a peak-to-current decline of approximately 30%. Despite increased stabilization in housing prices, management’s base assumption is that the year-end 2010 information will indicate that peak-to-current housing prices will have declined by an additional 5% to 10%.

In particular, the performance of certain mortgage products and vintages continues to deteriorate. In addition, management continues to believe that housing prices will decline further as indicated above. The combination of these factors has led to an increase in management’s overall loss expectations. Our investment portfolio continues to be sensitive to management’s estimates of defaults and prepayment speeds. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio.

For example, as it relates to our U.S. non-agency prime and “Alt-A” residential mortgage-backed portfolios, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment on these securities related to credit would increase by approximately $20 million to $40 million. This impairment would be recorded in our consolidated statement of income. As it relates to our U.S. sub-prime asset-backed portfolio, if we were to increase default estimates to 110% of management’s current expectations with a corresponding 10% slowdown of prepayment speeds to 90% of management’s current expectations, we estimate that other-than-temporary impairment on these securities related to credit would increase by approximately $5 million to $10 million. This impairment would be recorded in our consolidated statement of income.

The sensitivity estimates discussed above are based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of December 31, 2010 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included under Item 8.

Several major U.S. financial institutions are participating in a mortgage foreclosure moratorium with respect to residential mortgages. Generally, we have no direct exposure to this moratorium, since we do not originate, purchase or service residential mortgage loans. However, the rate at which existing residential mortgage foreclosure issues are resolved, as well as certain outcomes of the resolution of these issues, may affect, among other things, our investment securities portfolio. Such effects could include the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities, and, accordingly, could also affect the amount of other-than-temporary impairment that we recognize in future periods.

Loans and Leases

U.S. and non-U.S. loans and leases, by segment, and aggregate average loans and leases, were as follows, as of and for the years ended December 31 (excluding the allowance for loan losses):

(In millions)	2010	2009	2008	2007	2006
Institutional:
U.S.	$7,001	$6,637	$6,004	$9,798	$3,895
Non-U.S.	4,192	3,571	2,327	6,004	5,051
Commercial real estate:
U.S.	764	600	800	—	—

Total loans and leases	$11,957	$10,808	$9,131	$15,802	$8,946

Average loans and leases	$12,094	$9,703	$11,884	$10,753	$7,670

Additional detail about these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included under Item 8.

The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. Investment funds includes lending to mutual and other collective investment funds and short-duration advances to fund clients to provide liquidity in support of their transaction flows associated with securities settlement activities. Aggregate short-duration advances to our clients included in the institutional segment were $2.63 billion and $2.07 billion at December 31, 2010 and 2009, respectively.

Commercial and financial includes lending to corporate borrowers, including broker/dealers. Purchased receivables represents undivided interests in securitized pools of underlying third-party receivables added in connection with the May 2009 conduit consolidation. Lease financing includes our investment in leveraged leases. As of December 31, 2010 and 2009, unearned income included in lease financing was $168 million and $183 million, respectively, for U.S. leases and $667 million and $907 million, respectively, for non-U.S. leases.

The commercial real estate loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition.

Certain of the loans are accounted for under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). The provisions of ASC Topic 310-30 require management to periodically estimate the loans’ expected future cash flows, and if the timing and amount of cash flows expected to be collected can be reasonably estimated, these cash flows are used to record interest revenue on the loans. If the loans’ expected future cash flows increase, the increase is recorded over the remaining terms of the loans as an increase to the loans’ yields. If expected future cash flows decrease, an allowance for loan losses is established and the accretable yields on the loans are maintained. In accordance with ASC Topic 310-30 and our accounting policy with respect to non-accrual loans, we would place these acquired commercial real estate loans on non-accrual status in the future if and when we were unable to reasonably estimate their expected future cash flows.

During 2010, in connection with the modification of one of the commercial real estate loans acquired in 2008, we executed a $180 million revolver facility with the borrower, under which $160 million was outstanding as of December 31, 2010, resulting in an aggregate loan to the borrower of $345 million as of December 31, 2010. The facility has a remaining term of seven years, with two one-year extension options. The original loan is classified as a troubled debt restructuring. In addition, during 2010, as a result of a settlement related to the indemnified repurchase agreements, we acquired an additional commercial real estate loan and recorded it at its then-current fair value of $16 million. Prior to its acquisition, this loan had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date, and accordingly is not accounted for under the above-described provisions of ASC Topic 310-30.

As of December 31, 2010, we held an aggregate of approximately $307 million of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. There were no troubled debt restructurings outstanding as of December 31, 2009, 2008, 2007 or 2006.

We define past-due loans as loans on which principal or interest payments are over 90 days delinquent, but for which interest continues to be accrued. There were no institutional loans 90 days or more contractually past-due as of December 31, 2010, 2009, 2008, 2007 or 2006. Although a portion of the commercial real estate loans is 90 days or more contractually past-due, we do not report them as past-due loans, because in accordance with GAAP, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.

We generally place loans on non-accrual status once principal or interest payments are 60 days past-due, or earlier if management determines that full collection is not probable. Loans 60 days past-due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended.

As of December 31, 2010 and 2009, approximately $158 million and $2 million, respectively, of the aforementioned commercial real estate loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses. There were no non-accrual loans as of December 31, 2008, 2007 or 2006.

Contractual maturities for loan and lease balances were as follows as of December 31, 2010:

(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$5,316	$4,974	$342
Non-U.S.	1,478	1,478	—
Commercial and financial:
U.S.	540	510	30
Non-U.S.	190	162	28
Purchased receivables:
U.S.	728	728	—
Non-U.S.	1,471	1,471	—
Lease financing:
U.S.	417	—	18	$399
Non-U.S.	1,053	—	55	998

Total institutional	11,193	9,323	473	1,397
Commercial real estate:
U.S.	764	107	205	452

Total loans and leases	$11,957	$9,430	$678	$1,849

The following table presents the classification of loan and lease balances due after one year according to sensitivity to changes in interest rates as of December 31, 2010:

(In millions)
Loans and leases with predetermined interest rates	$1,470
Loans and leases with floating or adjustable interest rates	1,057

Total	$2,527

At December 31, 2010 and 2009, the allowance for loan losses was $100 million and $79 million, respectively. Changes in the allowance for loan losses were as follows for the years ended December 31:

(In millions)	2010	2009	2008	2007	2006
Beginning balance	$79	$18	$18	$18	$17
Provision for loan losses:
Commercial real estate loans	22	124	—	—	—
Other	3	25	—	—	—
Charge-offs:
Commercial real estate loans	(4)	(72)	—	—	—
Other	—	(19)	—	—	—
Recoveries:
Commercial real estate loans	—	3	—	—	—
Reclassification	—	—	—	—	1

Total balance at end of year	$100	$79	$18	$18	$18

The majority of the provision for loan losses recorded in 2010 was related to commercial real estate loans, primarily the result of changes in expectations with respect to future cash flows from certain of the commercial real estate loans acquired in 2008. The charge-offs recorded in 2010 related to certain of the commercial real estate loans that management considered no longer collectible.

The commercial real estate loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors.

Cross-Border Outstandings

Cross-border outstandings, as defined by bank regulatory rules, are amounts payable to State Street by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. These cross-border outstandings consist primarily of deposits with banks, loans and lease financing and investment securities. As our non-U.S. business activities have grown, our cross-border outstandings have increased, as we have invested in more non-U.S. assets.

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

Cross-border outstandings to countries in which we do business which amounted to at least 1% of our consolidated total assets were as follows as of December 31:

(In millions)	2010	2009	2008
United Kingdom	$8,781	$8,116	$5,836
Germany	6,936	1,623	—
Australia	5,559	5,767	2,044
Netherlands	2,574	1,783	—
Canada	2,478	2,322	—

The aggregate cross-border outstandings presented in the table represented 16%, 12% and 5% of our consolidated total assets as of December 31, 2010, 2009 and 2008, respectively. There were no cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2010. Aggregate cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2009 amounted to $1.26 billion (Italy). Aggregate cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2008 amounted to $3.45 billion (Canada and Germany).

Capital

The management of regulatory and economic capital both involve key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Our capital management process focuses on our risk exposures, our regulatory capital requirements, the evaluations of the major independent credit rating agencies that assign ratings to our public debt and our capital position relative to our peers. Our Asset, Liability and Capital Committee, referred to as ALCCO, oversees the management of our regulatory capital, and is responsible for ensuring capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies.

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

Regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank were as follows as of December 31:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2010	2009	2010	2009
Regulatory capital ratios:
Tier 1 risk-based capital	4%	6%	20.5%	17.7%	18.1%	17.3%
Total risk-based capital	8	10	22.0	19.1	19.9	19.0
Tier 1 leverage ratio(1)	4	5	8.2	8.5	7.1	8.2

(1)	Regulatory guideline for “well capitalized” applies only to State Street Bank.

At December 31, 2010, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios increased compared to year-end 2009. The increases for State Street and State Street Bank resulted primarily from the impact of the investment portfolio repositioning completed in December, which significantly reduced on-balance sheet risk-weighted assets. The decreases in the tier 1 leverage ratios for both entities were generally due to increases in adjusted quarterly average assets associated with overall balance sheet growth. At December 31, 2010, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well-capitalized” thresholds.

In February 2011, we issued an aggregate of approximately $500 million of 4.956% junior subordinated debentures due March 15, 2018, in a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008 in connection with our offering of the trust’s 8.25% fixed-to-floating rate normal automatic preferred enhanced capital securities, or normal APEX (see note 10 to the consolidated financial statements included under Item 8).

The net proceeds from the sale of the remarketed 4.956% junior subordinated debentures were used to purchase U.S. Treasury securities maturing in March 2011, and the proceeds from the maturity of these securities will be used in March 2011 by Capital Trust III to make a final distribution to the holders of the normal APEX with respect to the original 6.001% junior subordinated debentures and to satisfy the obligation of Capital Trust III to purchase shares of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, whereby the principal asset of Capital Trust III will be the shares of our preferred stock.

As a result of the above-described transactions, we will have outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The perpetual preferred stock will qualify as tier 1 regulatory capital, and the junior subordinated debentures will qualify as tier 2 regulatory capital, under federal regulatory capital guidelines.

Common Stock

No shares of our common stock were purchased during 2009 or 2010 under existing Board authorization. As of December 31, 2010, approximately 13.25 million shares remained available for future purchase under the Board authorization. We cannot currently purchase shares of our common stock without Federal Reserve approval.

In January 2008, under an existing authorization by our Board of Directors, we purchased 552,000 shares of our common stock, at an average historical cost per share of approximately $75, in connection with a $1 billion accelerated share repurchase program that concluded in January 2008. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock, which totaled $20 million ($0.04 per share) in both 2010 and 2009 (compared to $400 million, or $0.95 per share, in 2008), is reviewed regularly and determined by the Board of Directors considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. During the first quarter of 2009, in light of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a reduction of our quarterly dividend on our common stock to $0.01 per share. Currently, any increase in our common stock dividend requires the prior approval of the Federal Reserve.

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in note 16 to the consolidated financial statements included under Item 8.

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

Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve, State Street’s and State Street Bank’s primary U.S. banking regulator. State Street is currently in the qualification period for Basel II.

In addition, in response to the recent financial crisis and ongoing global financial market dynamics, the Basel Committee has proposed new guidelines, referred to as Basel III. Basel III would establish more stringent capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. These requirements, as well as related provisions of the Dodd-Frank Act and other international regulatory initiatives, could have a material impact on our businesses and our profitability. U.S. banking regulators will be required to enact new rules specific to the U.S. banking industry to implement the final Basel III accord. Consequently, it is not possible to determine with certainty at this time how our regulatory capital and our operations will align with the regulatory capital requirements of Basel III, or when we will be expected to be compliant with the Basel regulatory capital requirements.

We believe that we will be able to comply with the relevant Basel II and Basel III regulatory capital requirements when and as applied to us.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “AA” senior debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street’s risk profile. ALCCO is responsible for overseeing our economic capital process. The framework and methodologies used to quantify economic capital for each of the risk types described below have been developed by our Enterprise Risk Management, Global Treasury and Corporate Finance groups and are designed to be generally consistent with our risk management principles and Basel II. This economic capital framework has been approved by senior management. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

We quantify capital requirements for the risks inherent in our business activities and group them into one of the following broadly-defined categories:

•	Market risk: the risk of adverse financial impact due to fluctuations in market prices, primarily as they relate to our trading activities;

•

Interest-rate risk: the risk of loss in non-trading asset and liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between our balance sheet assets and liabilities;

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

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by our consolidated balance sheet asset structure.

Our Global Treasury group is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCCO. Management maintains a liquidity measurement framework to assess the sources and uses of liquidity that is monitored by Global Treasury and our Enterprise Risk Management group. Embedded in this framework is a process that outlines several levels of potential risk to our liquidity and identifies “triggers” that we use as early warning signals of a possible difficulty. These triggers are a combination of internal and external measures of potential increases in cash needs or decreases in available sources of cash and possible impairment of our ability to access the global capital markets. Another important component of the framework is a contingency funding plan that is designed to identify and manage through a potential liquidity crisis. The plan defines roles, responsibilities and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the levels of “triggers.”

We generally manage our liquidity risk on a global basis at the State Street consolidated level. We also manage parent company liquidity, and in certain cases branch liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve’s discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. We typically hold enough cash, primarily in the form of interest-bearing deposits with subsidiary banks, to meet current debt maturities and cash needs, as well as those projected over the next one-year period.

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

Uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs on unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of term investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-term money market assets which are recorded in our consolidated balance sheet and would be available to meet cash needs. At December 31, 2010, this wholesale CD portfolio totaled $6.82 billion, compared to $5.74 billion at December 31, 2009. In connection with our management of liquidity where we seek to maintain access to sources of back-up liquidity at reasonable costs, we have participated in the Federal Reserve’s secured lending program available to financial institutions, referred to as the term auction facility, or TAF. State Street Bank terminated its participation in the TAF in February 2010, and consequently had no TAF balance outstanding at December 31, 2010, compared to $2.0 billion at December 31, 2009. Since then, the Federal Reserve has terminated the TAF program. The highest TAF balance outstanding during the year ended December 31, 2010 for State Street Bank was $2.0 billion, compared to $10.0 billion during the year ended December 31, 2009. The average TAF balance outstanding for the year ended December 31, 2010 was approximately $214 million, compared to an average TAF balance of approximately $4.9 billion for the year ended December 31, 2009.

In addition to these funding sources, at December 31, 2010, asset-backed commercial paper issued to third parties by the conduits, which were consolidated into our financial statements in May 2009, totaled approximately $1.92 billion, compared to $12.07 billion at December 31, 2009. We continue to market the conduit commercial paper program to investors in order to fund the remaining former conduit assets.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as federal funds sold and interest-bearing deposits with banks, the latter of which are multicurrency instruments invested with major multinational banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. At December 31, 2010, the value of our liquid assets, as defined, totaled $83.41 billion, compared to $75.98 billion at December 31, 2009. Due to the unusual size and volatile nature of our quarter-end client deposits, we maintained approximately $16.61 billion at central banks as of December 31, 2010, compared to $22.45 as of December 31, 2009, both in excess of regulatory required minimums.

Aggregate investment securities carried at $44.81 billion as of December 31, 2010, compared to $40.96 billion as of December 31, 2009, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of December 31, 2010, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based on our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity at December 31, 2010 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our clients.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by increasing the potential market for our debt. A downgrade or reduction of these credit ratings could have an adverse effect to our ability to access funding at favorable interest rates.

The following table presents information about State Street’s and State Street Bank’s credit ratings as of February 25, 2011. Fitch does not have a current subordinated debt rating for State Street. The previous subordinated debt rating of “A” was retired in June 2010 when the corresponding State Street subordinated debt matured.

	Standard & Poor’s	Moody’s Investors Service	Fitch	Dominion Bond Rating Service
State Street:
Short-term commercial paper	A-1	P-1	F1+	R-1 (Middle)
Senior debt	A+	A1	A+	AA (Low)
Subordinated debt	A	A2	–	A (High)
Capital securities	BBB+	A3	A-	A (High)
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (High)
Long-term deposits	AA-	Aa2	AA-	AA
Senior debt	AA-	Aa2	A+	AA
Subordinated debt	A+	Aa3	A	AA (Low)
Outlook	Negative	Negative	Stable	Stable

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

We currently maintain a corporate commercial paper program, unrelated to the former conduit asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2010, we had $2.80 billion of commercial paper outstanding, compared to $2.78 billion at December 31, 2009. Corporate commercial paper issuances are recorded in other short-term borrowings in our consolidated statement of condition. Additional information about our corporate commercial paper program is provided in note 8 to the consolidated financial statements included under Item 8.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of December 31, 2010, State Street Bank’s outstanding unsecured senior notes issued under this Board authority totaled $2.45 billion. Additional information with respect to these outstanding bank notes is provided in note 10 to the consolidated financial statements included under Item 8.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $802 million as of December 31, 2010, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2010, no balance was outstanding on this line of credit.

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2010 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$10,207	$2,649	$2,092	$980	$4,486
Operating leases	1,218	237	396	277	308
Capital lease obligations	1,015	68	130	131	686

Total contractual cash obligations	$12,440	$2,954	$2,618	$1,388	$5,480

(1)

Long-term debt excludes capital lease obligations (reported as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2010.

The obligations presented in the table above are recorded in our consolidated statement of condition at December 31, 2010, except for interest on long-term debt. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 7 and 8 to the consolidated financial statements included under Item 8.

The table does not include obligations related to derivative instruments, because the amounts included in our consolidated statement of condition at December 31, 2010 related to derivatives do not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about derivative contracts is provided in note 17 to the consolidated financial statements included under Item 8. We have obligations under pension and other post-retirement benefit plans, more fully described in note 19 to the consolidated financial statements included under Item 8, which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 10 and 20 to the consolidated financial statements included under Item 8. The consolidated statement of cash flows, also included under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	DURATION OF COMMITMENT
As of December 31, 2010 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years
Indemnified securities financing	$334,235	$334,235
Unfunded commitments to extend credit	14,772	11,041	$3,480	$251
Asset purchase agreements	4,549	1,286	2,540	723
Standby letters of credit	3,870	1,924	1,945	1
Purchase obligations(2)	375	125	227	23

Total commercial commitments	$357,801	$348,611	$8,192	$998

(1)	Total amounts committed reflect participations to independent third parties.

(2)

Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about commitments is provided in note 11 to the consolidated financial statements included under Item 8.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balance risk and return.

We have a disciplined approach to risk management that involves all levels of management. The Board, through its Risk and Capital Committee, provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. Risk Management, a corporate function, provides oversight, support and coordination across business units independent of the business units’ activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, Risk Management establishes and reviews approved limits and, in collaboration with business line management, monitors key risks. Our Chief Risk Officer meets regularly with the Board and its Risk and Capital Committee, and has the authority to escalate issues as necessary.

The execution of duties with respect to the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards, and providing oversight of the business-owned risks. Accordingly, risk management is a shared responsibility between the Risk Management function and the business lines, and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees, as well as the Board’s Risk and Capital Committee. The Management Risk and Capital Committee, or MRAC, co-chaired by our Chief Risk Officer and Chief Financial Officer, is the senior management decision-making body for risk and capital issues, and is responsible for ensuring that State Street’s strategy, budget, risk appetite and capital adequacy are properly aligned. ALCCO, chaired by our Treasurer, oversees the management of our consolidated balance sheet, the management of our global liquidity and interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and debt and equity issuances.

State Street’s risk management program is supported by the activities of a number of corporate risk oversight committees, all of which are chaired by senior executives within Risk Management. Our Fiduciary Review Committee reviews the criteria for the acceptance of fiduciary duties, and assists our business lines with their fiduciary responsibilities executed on behalf of clients. Our Credit Committee acts as the credit and counterparty risk guidelines committee for State Street. Our Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. Our Model Assessment Committee provides recommendations concerning technical modeling issues and independently validates financial models utilized by our business units.

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

We engage in trading and investment activities primarily to serve our clients’ needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall risk appetite, objectives and liquidity needs, our clients’ requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management” portion of this “Market Risk” section.

Trading Activities

Market risk associated with foreign exchange and other trading activities is managed through corporate guidelines, including established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use a variety of risk management tools and methodologies, including value-at-risk, or VaR, described later in this section, to measure, monitor and manage market risk. All limits and measurement techniques are reviewed and adjusted as necessary on a regular basis by business managers, the Market Risk Management group and the Trading and Market Risk Committee.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, and interest-rate futures. As of December 31, 2010, the aggregate notional amount of these derivatives was $744.64 billion, of which $637.85 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 17 to the consolidated financial statements included under Item 8.

As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and foreign exchange implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, our VaR methodology is subject to inherent limitations and assumptions. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of trading positions held at the end of each business day. Therefore, implicit in the VaR estimate is the assumption that no intra-day actions are taken by management during adverse market movements. As a result, the methodology does not incorporate risk associated with intra-day changes in positions or intra-day price volatility.

The following table presents VaR with respect to our trading activities, for trading positions held during the periods indicated, as measured by our VaR methodology. The generally lower total VaR amounts compared to component VaR amounts primarily relate to diversification benefits across risk types.

VALUE-AT-RISK

	Year Ended December 31,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$3.0	$9.4	$0.6	$3.1	$9.7	$0.5
Interest rates	3.3	8.3	1.6	1.8	4.1	0.6
Total VaR for trading assets	$4.6	$10.2	$1.8	$3.7	$9.2	$1.2

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. During the years ended December 31, 2010 and 2009, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

Our VaR methodology also measures VaR associated with certain assets classified as trading account assets in our consolidated balance sheet. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these assets is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	Years Ended December 31,
	2010			2009
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$4.6	$10.2	$1.8	$3.7	$9.2	$1.2
VaR for non-trading assets	2.6	6.7	1.1	2.1	3.2	1.6
Total regulatory VaR	$7.2	$13.1	$4.5	$4.8	$10.4	$1.2

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

Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCCO. Our Global Treasury group has responsibility for managing State Street’s day-to-day interest-rate risk. To effectively manage the consolidated balance sheet and related NIR, Global Treasury has the authority to assume a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. The use of derivatives is subject to ALCCO-approved guidelines. Additional information about our use of derivatives is provided in note 17 to the consolidated financial statements included under Item 8.

As a result of growth in our non-U.S. operations, including the Intesa and MIFA acquisitions, non-U.S. dollar denominated client liabilities are a significant portion of our consolidated balance sheet. This growth results in exposure to changes in the shape and level of non-U.S. dollar yield curves, which we include in our consolidated interest-rate risk management process.

Because no one individual measure can accurately assess all of our exposures to changes in interest rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on NIR and balance sheet values. Net interest revenue simulation is the primary tool used in our evaluation of the potential range of possible NIR results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates.

To measure, monitor, and report on our interest-rate risk position, we use (1) NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates; and (2) economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street. Both of these measures are subject to ALCCO-approved guidelines, and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCCO.

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

Key assumptions used in the models described above include the timing of cash flows; the maturity and repricing of balance sheet assets and liabilities, especially option-embedded financial instruments like mortgage-backed securities; changes in market conditions; and interest-rate sensitivities of our client liabilities with respect to the interest rates paid and the level of balances. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict future NIR or predict the impact of changes in interest rates on NIR and economic value. Actual results could differ from simulated results due to the timing, magnitude and frequency of changes in interest rates and market conditions, changes in spreads and management strategies, among other factors. Projections of potential future streams of NIR are assessed as part of our forecasting process.

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of December 31, 2010 and December 31, 2009, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	December 31, 2010	December 31, 2009
Rate change:
+100 bps shock	$121	$(165)
-100 bps shock	(231)	(330)
+100 bps ramp	42	(128)
-100 bps ramp	(117)	(112)

As of December 31, 2010, for an upward-100-basis-point shock in market rates versus NIR sensitivity at December 31, 2009, NIR improved due to forecasted investment portfolio re-investment, which would occur at higher rates, after the shock, coupled with the current assumptions for client deposit pricing sensitivities. For an upward-100-basis-point ramp in market rates, the same factors affect this analysis; however, the benefit is depressed as rates increase more slowly.

For a downward-100-basis-point shock in market rates, forecasted portfolio re-investment would compress asset yields with little relief on deposit expense due to the historically low level of interest rates; however, the increase in portfolio duration in 2010 provides some benefit to NIR sensitivity as of December 31, 2010 compared to December 31, 2009. For a downward-100-basis-point ramp in market rates, the same factors described above affect NIR-at-risk, but to a lesser extent as decreases in interest rates occur more slowly.

Other important factors which affect the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of December 31, 2010 and December 31, 2009, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	December 31, 2010	December 31, 2009
Rate change:
+200 bps shock	$(2,058)	$(1,205)
- 200 bps shock	949	(434)

The increase in the exposure to EVE for an upward-200-basis-point shock as of December 31, 2010 compared to December 31, 2009 is attributable to the re-investment of investment portfolio amortization and other run-off into fixed-rate U.S. government securities. These same factors account for the improvement in the exposure to EVE for a downward-200-basis-point shock as of December 31, 2010 compared to December 31, 2009.

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

An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. Counterparties are evaluated on an individual basis at least annually, while significant exposures to counterparties are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual. Exposure to these counterparties is regularly evaluated by Risk Management.

We provide, on a limited basis, traditional loan products and services to key clients in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based upon credit quality and the overall institutional relationship.

An allowance for loan losses is maintained to absorb probable credit losses inherent in our loan and lease portfolio that can be estimated, and is reviewed regularly by management for adequacy. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered adequate relative to the level of estimated probable credit losses in the loan and lease portfolio. Information about provisions for loan losses is included in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis.

We purchase securities under agreements to resell, referred to as repurchase agreements. Most repurchase agreements are short-term, with maturities of less than 90 days. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is required from the borrower.

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

On behalf of clients enrolled in our lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $334.24 billion at December 31, 2010, and $365.25 billion at December 31, 2009. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $343.41 billion and $375.92 billion as collateral for indemnified securities on loan at December 31, 2010 and December 31, 2009, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $343.41 billion at December 31, 2010 and $375.92 billion at December 31, 2009 referenced above, $89.07 billion at December 31, 2010 and $77.73 billion at December 31, 2009 was invested in indemnified repurchase agreements. We held, as agent, $93.29 billion and $82.62 billion as collateral for indemnified investments in repurchase agreements at December 31, 2010 and December 31, 2009, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Risk Management. Procedures are in place for assessing impaired securities, as discussed in notes 1 and 3 to the consolidated financial statements included under Item 8.

Operational Risk

We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing, that give rise to operational risk. Consequently, active management of operational risk is an integral component of all aspects of our business. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for its management. The Policy Statement is reinforced by the Operational Risk Guidelines, which document our practices and provide a mandate within which programs, processes, and regulatory elements are implemented to ensure that operational risk is identified, measured, managed and controlled in a consistent manner across State Street. Responsibility for the management of operational risk lies with every individual at State Street.

We maintain a governance structure related to operational risk designed to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. The Risk and Capital Committee of the Board sets operational risk policy and oversees implementation of the operational risk framework. Risk Management develops corporate programs to manage operational risk and oversees the overall operational risk program. Business units take responsibility for their own operational risk and periodically review the status of the business controls, which are designed to provide a sound operational environment. The business units also identify, manage, and report on operational risk. The Operational Risk Committee reviews operational risk related information and policies, provides oversight of the operational risk program, and escalates operational risk issues of note to the MRAC and Risk and Capital Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining & Audit Committee of the Board.

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

Separating the effects of a potential material adverse event into operational and business risk is sometimes difficult. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and the potential loss of clients and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain clients, would be classified as a business risk loss.

Business risk is managed with a long-term focus. Techniques for its assessment and management include the development of business plans and appropriate management oversight. The potential impact of the various elements of business risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on State Street attributable to business risk. Management and control of business risks are generally the responsibility of the business units as part of their overall strategic planning and internal risk management processes.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of our business, we utilize three types of special purpose entities. One type is utilized in connection with our involvement as collateral manager with respect to managed investment vehicles. Since we have determined that we are not the primary beneficiary of these managed investment vehicles as defined by GAAP, we do not record them in our consolidated financial statements. A second type is utilized in connection with our asset-backed commercial paper program, under which conduits administered by us sell commercial paper to our institutional clients, primarily mutual fund clients, as short-term investments. We have determined that we are the primary beneficiary of these conduits as defined by GAAP, and they are recorded in our consolidated financial statements. A third type is utilized in connection with our tax-exempt investment program, under which trusts structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. The activities associated with these vehicles are recorded in our consolidated financial statements, since we treat the underlying transactions as secured borrowings, not as sales, for accounting purposes.

Additional information about the activities of the above-described special purpose entities is provided in note 12 to the consolidated financial statements included under Item 8.

In the normal course of our business, we hold assets under custody and administration and assets under management in a custodial or fiduciary capacity for our clients, and, in accordance with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds associated with our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about these off-balance sheet activities is provided in note 11 to the consolidated financial statements included under Item 8.

In the normal course of our business, we utilize derivative financial instruments to support our clients’ needs, to conduct our trading activities and to manage our interest-rate and foreign currency risk. Additional information about our use of derivative instruments is provided in note 17 to the consolidated financial statements included under Item 8.

RECENT ACCOUNTING DEVELOPMENTS

Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included under Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the “Market Risk” section of Management’s Discussion and Analysis, included under Item 7, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided under Item 5, and in the “Financial Condition—Capital” section of Management’s Discussion and Analysis included under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF

STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2011

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2010	2009	2008
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$3,938	$3,334	$3,798
Management fees	829	766	975
Trading services	1,106	1,094	1,467
Securities finance	318	570	1,230
Processing fees and other	349	171	277

Total fee revenue	6,540	5,935	7,747
Net interest revenue:
Interest revenue	3,462	3,286	4,879
Interest expense	763	722	2,229

Net interest revenue	2,699	2,564	2,650
Gains (Losses) related to investment securities, net:
Net gains (losses) from sales of investment securities	(55)	368	68
Losses from other-than-temporary impairment	(651)	(1,155)	(122)
Losses not related to credit	420	928	—

Gains (Losses) related to investment securities, net	(286)	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	350

Total revenue	8,953	8,640	10,693
Provision for loan losses	25	149	—
Expenses:
Salaries and employee benefits	3,524	3,037	3,842
Information systems and communications	713	656	633
Transaction processing services	653	583	644
Occupancy	463	475	465
Securities lending charge	414	—	—
Provision for legal exposure	—	250	—
Provision for investment account infusion	—	—	450
Restructuring charges	156	—	306
Merger and integration costs	89	49	115
Professional services	277	264	360
Amortization of other intangible assets	179	136	144
Other	374	516	892

Total expenses	6,842	5,966	7,851

Income before income tax expense and extraordinary loss	2,086	2,525	2,842
Income tax expense	530	722	1,031

Income before extraordinary loss	1,556	1,803	1,811
Extraordinary loss, net of taxes	—	(3,684)	—

Net income (loss)	$1,556	$(1,881)	$1,811

Net income before extraordinary loss available to common shareholders	$1,540	$1,640	$1,789

Net income (loss) available to common shareholders	$1,540	$(2,044)	$1,789

Earnings per common share before extraordinary loss:
Basic	$3.11	$3.50	$4.32
Diluted	3.09	3.46	4.30
Earnings (Loss) per common share:
Basic	$3.11	$(4.32)	$4.32
Diluted	3.09	(4.31)	4.30
Average common shares outstanding (in thousands):
Basic	495,394	470,602	413,182
Diluted	497,924	474,003	416,100

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2010	2009
(Dollars in millions, except per share amounts)
Assets
Cash and due from banks	$3,311	$2,641
Interest-bearing deposits with banks	22,234	26,632
Securities purchased under resale agreements	2,928	2,387
Trading account assets	479	148
Investment securities available for sale	81,881	72,699
Investment securities held to maturity (fair value of $12,576 and $20,928)	12,249	20,877
Loans and leases (less allowance for losses of $100 and $79)	11,857	10,729
Premises and equipment (net of accumulated depreciation of $3,425 and $3,046)	1,843	1,953
Accrued income receivable	1,733	1,497
Goodwill	5,597	4,550
Other intangible assets	2,593	1,810
Other assets	13,800	12,023

Total assets	$160,505	$157,946

Liabilities
Deposits:
Noninterest-bearing	$17,464	$11,969
Interest-bearing—U.S.	6,957	5,956
Interest-bearing—Non-U.S.	73,924	72,137

Total deposits	98,345	90,062
Securities sold under repurchase agreements	7,599	10,542
Federal funds purchased	7,748	4,532
Other short-term borrowings	8,694	20,200
Accrued expenses and other liabilities	11,782	9,281
Long-term debt	8,550	8,838

Total liabilities	142,718	143,455
Commitments and contingencies (note 11)
Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; none issued
Common stock, $1 par: 750,000,000 shares authorized; 502,064,454 and 495,365,571 shares issued	502	495
Surplus	9,356	9,180
Retained earnings	8,634	7,071
Accumulated other comprehensive loss	(689)	(2,238)
Treasury stock, at cost (420,016 and 431,832 shares)	(16)	(17)

Total shareholders’ equity	17,787	14,491

Total liabilities and shareholders’ equity	$160,505	$157,946

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TREASURY STOCK
		Shares	Amount				Shares	Amount	Total
Balance at December 31, 2007		398,366	$398	$4,630	$7,745	$(575)	12,082	$(899)	$11,299
Comprehensive income:
Net income					1,811				1,811
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $(2,866)						(4,527)			(4,527)
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(116)						(187)			(187)
Foreign currency translation, net of related taxes of $(91)						(263)			(263)
Change in net unrealized losses on cash flow hedges, net of related taxes $(10)						(16)			(16)
Change in net unrealized losses on hedges of net investments in non-U.S. subsidiaries, net of related taxes						1			1
Change in minimum pension liability, net of related taxes of $(48)						(83)			(83)

Total comprehensive income (loss)					1,811	(5,075)			(3,264)
Preferred stock and common stock warrant issued under TARP	$1,879			121					2,000
Cash dividends:
Common stock—$.95 per share					(400)				(400)
Preferred stock					(18)				(18)
Accretion of preferred stock discount	4				(4)				—
Common stock acquired ($75 per share)							552		—
Common stock issued		33,156	34	2,181			(7,391)	538	2,753
Contract payments to State Street Capital Trust III				(36)					(36)
Common stock awards and options exercised, including related taxes of $52		454	—	96	1		(4,825)	343	440

Balance at December 31, 2008	1,883	431,976	432	6,992	9,135	(5,650)	418	(18)	12,774
Comprehensive income:
Net loss					(1,881)				(1,881)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $2,158						3,410			3,410
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $82						129			129
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(237)						(387)			(387)
Foreign currency translation, net of related taxes of $(96)						213			213
Change in net unrealized losses on cash flow hedges, net of related taxes of $7						10			10
Change in minimum pension liability, net of related taxes of $23						37			37

Total comprehensive income					(1,881)	3,412			1,531
Cash dividends:
Common stock—$.04 per share					(20)				(20)
Preferred stock					(46)				(46)
Accretion of preferred stock discount	11				(11)				—
Prepayment of preferred stock discount	106				(106)				—
Common stock issued		58,974	59	2,172					2,231
Redemption of TARP preferred stock	(2,000)								(2,000)
Repurchase of TARP common stock				(60)					(60)
Common stock awards and options exercised, including related taxes of $(52)		4,416	4	76					80
Other							14	1	1

Balance at December 31, 2009	—	495,366	495	9,180	7,071	(2,238)	432	(17)	14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Balance at January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					1,556				1,556
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $870						1,398			1,398
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(17)						(22)			(22)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $164						276			276
Foreign currency translation, net of related taxes of $56						(65)			(65)
Change in net unrealized losses on cash flow hedges, net of related taxes						7			7
Change in minimum pension liability, net of related taxes of $(11)						(18)			(18)

Total comprehensive income					1,556	1,576			3,132
Cash dividends declared—$.04 per share					(20)				(20)
Common stock awards and options exercised, including related taxes of $(11)		6,698	7	176					183
Other							(12)	1	1

Balance at December 31, 2010	$—	502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31,	2010	2009	2008
(In millions)
Operating Activities:
Net income (loss)	$1,556	$(1,881)	$1,811
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	1,244	(1,961)	(642)
Amortization of other intangible assets	179	136	144
Other non-cash adjustments for depreciation, amortization and accretion	(409)	(457)	225
Extraordinary loss	—	6,096	—
(Gains) Losses related to investment securities, net	286	(141)	54
Change in trading account assets, net	(331)	366	(689)
Change in accrued income receivable	(236)	241	358
Change in collateral deposits	(1,900)	1,358	(2,684)
Change in trading liabilities, net	555	—	—
Other, net	(121)	(7,988)	(454)

Net cash (used in) provided by operating activities	823	(4,231)	(1,877)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	4,398	29,222	(49,462)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(541)	(752)	22,038
Proceeds from sales of available-for-sale securities	24,736	8,274	5,408
Proceeds from maturities of available-for-sale securities	34,250	43,995	32,291
Purchases of available-for-sale securities	(65,485)	(58,780)	(41,044)
Net decrease (increase) in securities related to AMLF	—	6,111	(5,818)
Proceeds from sales of held-to-maturity securities	4,676	—	—
Proceeds from maturities of held-to-maturity securities	5,249	4,498	1,766
Purchases of held-to-maturity securities	(426)	(1,600)	(1,062)
Net (increase) decrease in loans	(1,320)	800	6,532
Proceeds from sale of joint venture investment	—	—	464
Business acquisitions, net of cash acquired	(2,332)	—	(38)
Purchases of equity investments and other long-term assets	(114)	(241)	(242)
Purchases of premises and equipment	(262)	(325)	(681)
Other, net	363	430	278

Net cash (used in) provided by investing activities	3,192	31,632	(29,570)

Financing Activities:
Net increase (decrease) in time deposits	857	1,267	(13,988)
Net increase (decrease) in all other deposits	7,426	(23,408)	30,416
Net increase (decrease) in short-term borrowings related to AMLF	—	(6,042)	6,139
Net increase (decrease) in short-term borrowings	(11,233)	(4,163)	3,163
Proceeds from issuance of long-term debt, net of issuance costs	—	4,435	493
Payments for long-term debt and obligations under capital leases	(341)	(29)	(44)
Proceeds from public offering of common stock, net of issuance costs	—	2,231	2,251
Proceeds from issuance of TARP preferred stock	—	—	1,879
Proceeds from issuance of warrant to purchase common stock	—	—	121
Repurchase of TARP preferred stock investment	—	(2,000)	—
Repurchase of TARP common stock warrant	—	(60)	—
Proceeds from exercises of common stock options	10	34	12
Repurchases of common stock for employee tax withholding	(44)	(38)	(79)
Proceeds from issuances of treasury stock	—	—	623
Payments for cash dividends	(20)	(168)	(399)

Net cash (used in) provided by financing activities	(3,345)	(27,941)	30,587

Net increase (decrease)	670	(540)	(860)
Cash and due from banks at beginning of year	2,641	3,181	4,041

Cash and due from banks at end of year	$3,311	$2,641	$3,181

Supplemental disclosure:

Interest paid	$763	$722	$2,302
Income taxes paid (refunded), net	(11)	884	1,118
Non-cash acquisitions of investment securities	—	14,111	—
Non-cash acquisitions of loans	—	2,510	—
Non-cash investments in premises and equipment and capital leases	—	126	48
Non-cash additions of short-term borrowings	—	20,919	—

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

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-K with the SEC.

The following is a summary of our significant accounting policies.

Basis of Presentation:

Our consolidated financial statements include the accounts of the parent company and its majority- and wholly-owned subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current year presentation.

We consolidate subsidiaries in which we hold a majority of the voting rights or exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, are generally accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue in our consolidated statement of income. Investments not meeting the criteria for equity method treatment are accounted for under the cost method of accounting.

Foreign Currency Translation:

The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income, a component of shareholders’ equity.

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

Investment Securities:

Investment securities held by us are classified as either trading account assets, investment securities available for sale or investment securities held to maturity at the time of purchase, based on management’s intent.

Trading account assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available for sale are those that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset and liability management activities that may be sold in response to changes in interest rates, pre-payment risk, liquidity needs or other factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.

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

Management reviews the fair values of investment securities at least quarterly, and evaluates individual securities for impairment that may be deemed to be other than temporary. For impaired securities that we plan to sell, or when it is more likely than not that we will be forced to sell the security, the impairment is deemed to be other than temporary. Otherwise, management determines whether or not it expects to recover the entire amortized cost basis of the security, primarily by comparing the present value of expected future principal, interest and other contractual cash flows to the security’s amortized cost basis. When management concludes that other-than-temporary impairment exists, the impairment is separated into the amount related to credit losses and the amount related to factors other than credit. The amount related to credit losses is recognized in our consolidated statement of income in gains (losses) related to investment securities, net, and the amortized cost basis of the security is written down by this amount. The portion of impairment related to all other factors is recognized in other comprehensive income.

Interest revenue related to debt securities is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any nonrefundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.

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

With respect to certain debt securities acquired which are considered to be beneficial interests in securitized financial assets, the excess of management’s estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment as described above. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

Loans and Leases:

Loans generally are recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans are recorded at fair value, based on management’s expectation with respect to future principal and interest collection as of the date of acquisition.

Loans acquired with evidence of deterioration in credit quality subsequent to origination, and for which it is probable on the date of acquisition that we will be unable to collect all contractually required payments, are recorded at fair value. The excess of expected future cash flows from these loans over their initial recorded investment is accreted into interest revenue on a level yield basis over the remaining life of the loans. The carrying amount of acquired loans is assessed on an ongoing basis using a discounted cash flow model, which incorporates management expectations of prepayments. Subsequent decreases in expected cash flows result in an addition to the related valuation allowance to allow the loan to maintain its level yield. Increases in expected cash flows are recognized, first, as a reduction of any remaining valuation allowance, and then are recognized prospectively over the remaining life of the loan through a recalculation of the loan’s level yield.

Interest revenue related to loans is recognized in our consolidated statement of income using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest revenue over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.

For all loan classes, other than loans acquired with evidence of deterioration in credit quality, loans are placed on non-accrual status when they become 60 days past-due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. Loans 60 days past-due, but considered both well secured and in the process of collection, are treated as exceptions and may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated.

In order to minimize our economic loss and to avoid foreclosure or repossession of underlying collateral, we may restructure troubled loans by granting concessions to a borrower experiencing financial difficulty. Once restructured, a loan is generally considered impaired until its maturity, regardless of whether the borrower performs under the restructured loan’s modified terms.

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

Allowance for Loan Losses:

The allowance for loan losses, recorded as a reduction of loans and leases in our consolidated statement of condition, represents management’s estimate of probable credit losses inherent in our loan and lease portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance for both the institutional and commercial real estate segments of our loan and lease portfolio include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, and the performance of individual credits in relation to contract terms, and other relevant factors. The provision for loan losses, recorded in our consolidated statement of income, is based on management’s estimate of the amount necessary to maintain the allowance at a level considered adequate to absorb estimated probable credit losses.

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan or a portion of a loan is determined to be uncollectible. In addition, any impaired loan that is determined to be collateral dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan is identified as collateral dependent when management believes that foreclosure is probable and the underlying collateral will be the sole source of repayment. Recoveries are recorded as adjustments to the allowance on a cash basis.

In addition, we maintain a reserve for off-balance sheet credit exposures that is recorded in other liabilities in our consolidated statement of condition. The adequacy of this reserve is subject to the same considerations and review as the allowance for loan losses. Provisions to change the level of this reserve are recorded in other expenses in our consolidated statement of income.

Premises and Equipment:

Buildings, leasehold improvements, computers, software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization, recorded in occupancy expense and information systems and communications expense in our consolidated statement of income, are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally three to forty years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or the remaining terms of the lease.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets related to customer relationships generally are amortized on a straight-line basis over periods ranging from twelve to twenty years, and core deposit intangible assets over periods ranging from sixteen to twenty-two years, with amortization recorded in other expenses. Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses.

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

Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities are recorded in our consolidated statement of income as components of net interest revenue, and are generally based on the effective yield of the related financial asset or liability.

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

Equity-Based and Other Deferred Compensation:

We record compensation expense in our consolidated statement of income equal to the estimated fair value on the grant date of common stock options granted to employees, on a straight-line basis over the options’ vesting period. We record compensation expense for equity-based awards based on the timing of vesting.

The fair values of equity-based awards other than common stock options, such as restricted stock and deferred stock, are based on the price of our common stock on the date of grant, adjusted if appropriate based upon the award’s eligibility to receive dividends. Compensation expense related to equity-based awards with service-only conditions and terms that provide for a graded vesting schedule are recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule are recognized over the requisite service period for each separately vesting tranche of the award. The expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution. Compensation expense related to deferred cash awards is recognized as incurred over the two-year deferral period. Compensation expense for common stock and cash awards granted to employees meeting early retirement eligibility criteria is fully expensed and accrued by the grant date.

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

Earnings Per Share:

Basic earnings per share, or EPS, is calculated pursuant to the “two-class” method, using net income available to common shareholders and the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period and the shares representing the dilutive effect of common stock options and other equity-based awards. The effect of common stock options and other equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.

The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested restricted stock and director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with common shareholders in undistributed earnings.

Fair Value Measurements:

We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative financial instruments. In addition, we measure certain assets, such as goodwill, investment securities held to maturity and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Variable Interest Entities:

We are involved with various types of special purpose entities, some of which are variable interest entities, or VIEs, as defined by GAAP, in the normal course of our business. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities.

We use special purpose entities to structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at adjusted book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. The investment securities of the trusts are carried in investment securities available for sale at fair value. The certificated interests are carried in other short-term borrowings at the amount owed to the third-party investors. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.

We use conduits in connection with an asset-backed commercial paper program that provides short-term investments for our clients. The conduits, which are administered by us, are third-party owned and are structured as bankruptcy-remote limited liability companies. The conduits purchase financial assets with various asset classifications from a variety of independent third parties and fund those purchases through the issuance of commercial paper. We do not sell our own assets to these conduits, and we hold no direct or indirect ownership interest in them. These conduits meet the definition of a VIE. We have determined that we are the primary beneficiary of the conduits, as defined by GAAP, and they are recorded in our consolidated financial statements.

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

We record derivatives in our consolidated statement of condition at their fair value. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a non-U.S. operation; or (5) a derivative utilized in either our trading activities or in our asset and liability management activities that is not accounted for as a hedge of an asset or liability.

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

Changes in the fair value of a derivative that is highly effective—and that is designated and qualifies as a foreign currency hedge—are recorded currently either in processing fees and other revenue or in other comprehensive income, net of tax, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a non-U.S. operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of tax, in the foreign currency translation component of other comprehensive income. Lastly, entire changes in the fair value of derivatives utilized in our trading activities are recorded in trading services revenue, and entire changes in the fair value of derivatives utilized in our asset and liability management activities are recorded in processing fees and other revenue.
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

Recent Accounting Developments:

The FASB is currently deliberating potentially significant changes to the U.S. accounting framework as part of an overall convergence effort with the International Accounting Standards Board under a previously signed memorandum of understanding. Some of these proposed changes have been exposed for comment, while others are expected to be exposed for comment over the next twelve to eighteen months. These new proposals include potential changes to the accounting for financial instruments and hedging, the accounting for leases, revenue recognition and financial statement presentation. Once these proposed changes are finalized, we will disclose their nature and potential effect, if any, on our consolidated financial statements in our future filings. These proposed changes may have a material effect on our consolidated financial statements.

In July 2010, the FASB issued an amendment to GAAP that requires new qualitative and quantitative disclosures about the credit quality of loans and leases and the allowance for loan losses. The amendment requires disclosures with respect to impaired, non-accrual and past-due loans, as well as a roll-forward of the allowance for loan losses. The disclosures are required to be disaggregated by loan segment and class, as defined in the amendment. The amendment is effective, for State Street, as of December 31, 2010, except for disclosures with respect to changes in loans and leases and activity in the allowance for loan losses, which will be required beginning on January 1, 2011. The disclosures currently required by the amendment are provided in note 4.

In February 2010, the FASB issued an amendment to GAAP related to fair value measurement disclosures. The amendment requires new disclosures for significant transfers of financial assets and liabilities into and out of level 1 and level 2 of the prescribed valuation hierarchy, and requires the disaggregation of information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy. The amendment also provides several clarifications with respect to disclosures about valuation techniques and inputs. The requirement to disclose disaggregated information about purchases, sales, issuances and settlements for financial assets and liabilities categorized in level 3 of the valuation hierarchy was deferred, with respect to State Street, to January 1, 2011. The disclosures currently required by the amendment are provided in note 14.

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

The acquired Intesa business added approximately $564 billion to our assets under custody and administration as of June 30, 2010. These assets are not recorded in our consolidated financial statements. Results of operations of the acquired Intesa business are included in our consolidated financial statements beginning on May 17, 2010.

We accounted for the Intesa transaction using the acquisition method of accounting, and the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated statement of condition at their estimated fair values on the acquisition date. Our allocation of the purchase price, presented in the table below, was preliminary as of December 31, 2010, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained.

(In millions)
Total fair value of consideration	$2,176
Allocation of purchase price (preliminary):
Book value of tangible net assets acquired	843
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Write-off of certain assets and liabilities, net	(235)
Contingent asset	72
Customer relationship intangible assets	635
Core deposit intangible assets	199
Other intangible assets	14
Deferred tax liability, net	(284)

Estimated fair value of net assets acquired	1,244

Goodwill resulting from acquisition	$932

The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business.

In connection with the acquisition, we may be entitled to adjust the purchase price, to allow for a return of a portion of the purchase price, should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which is presented in the preceding table, will be re-measured to fair value at each subsequent reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

During the fourth quarter of 2010, Italian tax authorities issued an assessment for taxes, penalties and interest of approximately €130 million to an Italian banking subsidiary acquired by us in connection with the acquisition. The assessment relates to a pre-acquisition tax year (2005). State Street is indemnified for this liability under the acquisition agreement, which further requires the indemnity obligation to be collateralized in the event of a tax assessment. We did not accrue for the assessment as of December 31, 2010. The Italian banking subsidiary is also currently under audit by the Italian tax authorities for the 2006 tax year.

On April 1, 2010, we completed our acquisition of Mourant International Finance Administration, or MIFA, in a cash transaction financed through available capital. We acquired MIFA to enhance our position as an administrator of alternative investments and to expand our presence outside of the U.S. In connection with our acquisition of MIFA, a provider of fund administration services, particularly for alternative investment funds such as private equity, real estate and hedge funds with operations in Jersey in the Channel Islands, Dublin, Singapore and New York, we recorded $73 million of goodwill and $59 million of other intangible assets in our consolidated balance sheet, and added approximately $122 billion to our assets under administration as of June 30, 2010. The assets under administration are not recorded in our consolidated financial statements. Results of operations of the acquired MIFA business are included in our consolidated financial statements beginning on April 1, 2010.

During 2010, in connection with the Intesa and MIFA acquisitions, we recorded merger and integration costs in our consolidated statement of income, as summarized in the following table. These costs consisted only of certain transaction-related costs and direct incremental costs to integrate the acquired businesses into our operations, and did not include ongoing expenses of the combined organization.

(In millions)
Professional services	$41
Retention and other compensation	9
Other	7

Total merger and integration costs related to the Intesa and MIFA acquisitions	$57

Note 3.     Investment Securities

As of December 31,
(In millions)	2010				2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,505	$74	$2	$7,577	$11,164	$6	$8	$11,162
Mortgage-backed securities	23,398	325	83	23,640	14,895	94	53	14,936
Asset-backed securities:
Student loans(1)	14,975	93	652	14,416	12,652	128	852	11,928
Credit cards	7,429	53	31	7,451	6,515	192	100	6,607
Sub-prime	2,161	3	346	1,818	5,054	12	1,869	3,197
Other	1,508	174	94	1,588	2,581	400	184	2,797

Total asset-backed securities	26,073	323	1,123	25,273	26,802	732	3,005	24,529

Non-U.S. debt securities(2)	13,041	131	127	13,045	10,210	283	182	10,311
State and political subdivisions	6,706	102	204	6,604	5,954	221	238	5,937
Collateralized mortgage obligations	1,828	49	16	1,861	2,477	203	271	2,409
Other U.S. debt securities	2,541	117	18	2,640	2,161	94	21	2,234
U.S. equity securities	1,115	—	—	1,115	1,101	—	3	1,098
Non-U.S. equity securities	122	5	1	126	79	4	—	83

Total	$82,329	$1,126	$1,574	$81,881	$74,843	$1,637	$3,781	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations					$500	$13		$513
Mortgage-backed securities	$413	$26		$439	620	33		653
Asset-backed securities:
Credit cards	—	—		—	20	—	$2	18
Other	64	—	$5	59	447	—	68	379

Total asset-backed securities	64	—	5	59	467	—	70	397

Non-U.S. debt securities(3)	7,186	184	165	7,205	10,822	569	245	11,146
State and political subdivisions	134	3	—	137	206	6	—	212
Collateralized mortgage obligations	4,452	328	44	4,736	8,262	249	504	8,007

Total	$12,249	$541	$214	$12,576	$20,877	$870	$819	$20,928

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

(2)	Composed primarily of asset-backed, foreign government and corporate debt securities.

(3)	Composed primarily of asset-backed and corporate debt securities.

Investment securities presented in the table above included former conduit securities with an aggregate amortized cost and fair value of $5.96 billion and $6.28 billion, respectively, as of December 31, 2010, and $13.33 billion and $14.75 billion, respectively, as of December 31, 2009. Aggregate investment securities carried at $44.81 billion and $40.96 billion at December 31, 2010 and 2009, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

Contractual maturities of debt investment securities were as follows as of December 31, 2010:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$166	$5,367	$1,525	$519
Mortgage-backed securities	8	1,074	10,425	12,133
Asset-backed securities:
Student loans(1)	166	3,242	7,476	3,532
Credit cards	633	5,510	1,308	—
Sub-prime	670	856	20	272
Other	94	843	386	265

Total asset-backed securities	1,563	10,451	9,190	4,069

Non-U.S. debt securities	3,166	3,863	1,442	4,574
State and political subdivisions	410	2,521	2,684	989
Collateralized mortgage obligations	77	1,022	271	491
Other U.S. debt securities	230	1,690	681	39

Total	$5,620	$25,988	$26,218	$22,814

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$7	$46	$154	$206
Asset-backed securities:
Other	7	—	—	57

Total asset-backed securities	7	—	—	57

Non-U.S. debt securities	614	2,138	318	4,116
State and political subdivisions	23	108	2	1
Collateralized mortgage obligations	299	2,104	647	1,402

Total	$950	$4,396	$1,121	$5,782

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

Impairment:

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

The majority of our investment securities portfolio is composed of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell, and believes that it is more likely than not that it will not be required to sell, the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2010.

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

Loss rates are determined for each security and take into consideration collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected credit losses based on current delinquencies and expected future loss trends. Based on management’s analysis, we believe that the most significant exposure to credit losses resides in our 2006 and 2007 U.S. residential mortgage-backed securities portfolio. Critical assumptions with respect to the aforementioned 2006 and 2007 vintages include:

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2010:
Prepayment rate	2-3%	7%	7-10%
Cumulative loss estimates	33	21	13
Loss severity(1)	67	49	49
Peak-to-trough housing price decline(2)	35-40	35-40	35-40

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2009:
Prepayment rate	5%	5%	10%
Cumulative loss estimates	41	14	8
Loss severity(1)	70	41	40
Peak-to-trough housing price decline(2)	37	37	37

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.

(2)	Management’s expectation of the Case-Shiller National Home Price Index.

The reduction in the assumptions of loss severity, cumulative loss estimates and prepayment rate for sub-prime from December 31, 2009 to December 31, 2010 was based on lower weighted averages for the 2006 and 2007 vintages. As of December 31, 2010, a substantially greater portion of 2006 vintage securities in the portfolio had a lower expected loss severity, after taking into consideration the sale of securities undertaken in connection with our repositioning of the portfolio described later in this note.

For securities that relate to these vintages, other-than-temporary impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the year ended December 31, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $158 million, with $26 million related to sub-prime first-lien mortgages, $43 million related to “Alt-A” mortgages, and $89 million related to non-agency prime mortgages. During the period from April 1, 2009 through December 31, 2009, we recorded credit-related other-than-temporary impairment on securities in these vintages of $109 million, with $29 million related to sub-prime first-lien mortgages, $20 million related to “Alt-A” mortgages, and $60 million related to non-agency prime mortgages.

In assessing other-than-temporary impairment, we may from time to time place reliance on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those guarantors management deems to be under financial duress, we assume an immediate default by those guarantors, with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices which reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, we recorded other-than-temporary impairment of $231 million during the year ended December 31, 2010.

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during 2010, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $1.79 billion related to 2,454 securities as of December 31, 2010 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following tables present the aggregate fair values of investment securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for longer than 12 months, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$153	$2	$153	$2
Mortgage-backed securities	$6,637	$81	431	2	7,068	83
Asset-backed securities:
Student loans(1)	1,980	25	8,457	627	10,437	652
Credit cards	1,268	5	2,396	26	3,664	31
Sub-prime	—	—	1,768	346	1,768	346
Other	90	1	458	93	548	94

Total asset-backed	3,338	31	13,079	1,092	16,417	1,123

Non-U.S. debt securities	4,436	26	1,089	101	5,525	127
State and political subdivisions	1,097	19	1,967	185	3,064	204
Collateralized mortgage obligations	494	5	109	11	603	16
Other U.S. debt securities	360	8	61	10	421	18
Non-U.S. equity securities	9	1	—	—	9	1

Total	$16,371	$171	$16,889	$1,403	$33,260	$1,574

Held to maturity:
Asset-backed securities:
Other			$53	$5	$53	$5

Total asset-backed			53	5	53	5

Non-U.S. debt securities	$1,667	$74	930	91	2,597	165
Collateralized mortgage obligations	125	3	575	41	700	44

Total	$1,792	$77	$1,558	$137	$3,350	$214

	Less than 12 months		12 months or longer		Total
December 31, 2009 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$775	$8	$775	$8
Mortgage-backed securities	$3,272	$32	1,366	21	4,638	53
Asset-backed securities:
Student loans(1)	934	38	8,301	814	9,235	852
Credit cards	908	8	2,696	92	3,604	100
Sub-prime	12	5	3,071	1,864	3,083	1,869
Other	367	18	496	166	863	184

Total asset-backed	2,221	69	14,564	2,936	16,785	3,005

Non-U.S. debt securities	3,443	40	723	142	4,166	182
State and political subdivisions	647	231	293	7	940	238
Collateralized mortgage obligations	267	33	727	238	994	271
Other U.S. debt securities	113	1	99	20	212	21
U.S. equity securities	37	3	—	—	37	3

Total	$10,000	$409	$18,547	$3,372	$28,547	$3,781

Held to maturity:
Asset-backed securities:
Credit cards	$18	$2			$18	$2
Other	—	—	$221	$68	221	68

Total asset-backed	18	2	221	68	239	70

Non-U.S. debt securities	1,905	61	1,145	184	3,050	245
Collateralized mortgage obligations	1,366	53	2,549	451	3,915	504

Total	$3,289	$116	$3,915	$703	$7,204	$819

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Realized gains and losses related to investment securities were as follows for the years ended December 31:

(In millions)	2010	2009	2008
Gross realized gains from sales of investment securities	$1,330	$418	$100
Gross realized losses from sales of investment securities	(1,385)	(50)	(32)

Gross losses from other-than-temporary impairment	(651)	(1,155)	(122)
Losses not related to credit(1)	420	928	—

Net impairment losses	(231)	(227)	(122)

Gains (Losses) related to investment securities, net	$(286)	$141	$(54)

Impairment associated with expected credit losses	$(203)	$(151)	$(122)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(1)	(54)	—
Impairment associated with adverse changes in timing of expected future cash flows	(27)	(22)	—

Net impairment losses	$(231)	$(227)	$(122)

(1)	Pursuant to new GAAP adopted on April 1, 2009, these losses were recorded, net of related taxes, as component of other comprehensive income; see note 13.

The following summary presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)
Balance at December 31, 2009	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	89
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	142
Less losses realized for securities sold	(342)
Less losses realized for securities intended or required to be sold	(1)

Balance at December 31, 2010	$63

The substantial majority of the impairment losses was related to non-agency securities collateralized by mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows. These securities are classified as asset-backed securities in the preceding investment securities tables.

Gross realized gains from sales of investment securities for 2010 included $1.11 billion, and gross realized losses included $27 million, from sales of former conduit securities (see note 12). For 2009, gross realized gains included $125 million, and gross realized losses included $21 million, from sales of former conduit securities. Net impairment losses for 2010 included $35 million, and for 2009 included $29 million, related to former conduit securities.

In December 2010, we undertook a repositioning of our investment securities portfolio by selling approximately $11 billion of securities, composed of $4.3 billion of asset-backed securities, $4.1 billion of non-agency mortgage-backed securities and $2.5 billion of mortgage-backed securities. The repositioning was undertaken to enhance our regulatory capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital, and reduce our exposure to certain asset classes. The sale resulted in a pre-tax net loss of approximately $344 million, which was recorded in our consolidated statement of income and is reflected in the gross realized gains and gross realized losses presented in the preceding table.

The sale included approximately $4.8 billion of securities classified as held to maturity in our consolidated statement of condition. These securities were sold at a net pre-tax loss of $119 million in response to changes in regulatory capital requirements and previous downgrades of the securities.

Conduit Consolidation:

The May 2009 consolidation of the asset-backed commercial paper conduits, described in note 12, added debt securities to our investment securities portfolio, which we account for under specialized GAAP based on specific characteristics of the securities.

Securities with Evidence of Credit Deterioration

In May 2009, in connection with the conduit consolidation, we added $343 million of securities which had evidence of deterioration in credit quality since their issuance, and management considered it probable, as of the date of consolidation, that we would be unable to collect all contractually required payments from the securities. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer). Pursuant to the provisions of ASC Topic 310-30, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. On a quarterly basis, management updates its expected cash flow assumptions. Subsequent decreases in these securities’ expected future cash flows are either evaluated for other-than-temporary impairment or are recognized prospectively through an adjustment of the yields on the securities over their remaining terms.

For 2010, no gross losses from other-than-temporary impairment on these securities were recorded. For 2009, we recorded gross losses from other-than-temporary impairment of $16 million on certain of these securities, with $8 million related to credit and which was recorded in our consolidated statement of income. Increases in expected future cash flows will be recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

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

The following summary presents activity for 2010 in the accretable yield related to the acquired debt securities.

(In millions)
Accretable yield, December 31, 2009	$279
Accretion	(45)
Sales(1)	(220)
Other adjustments	(13)

Accretable yield, December 31, 2010	$1

(1)	Associated with the December 2010 repositioning of the investment portfolio.

Beneficial Interests in a Securitization

In May 2009, in connection with the conduit consolidation, we added $4.34 billion of securities which were considered to be beneficial interests in a securitization that were not of high credit quality. As a result, these securities are accounted for pursuant to the provisions of ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (formerly FASB Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets). Pursuant to the provisions of ASC Topic 325-40, the excess of management’s estimate of undiscounted future principal, interest and other contractual cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either evaluated for other-than-temporary impairment or are recognized prospectively through an adjustment of the yields on the securities over their remaining terms.

For 2010 and 2009, we recorded gross losses from other-than-temporary impairment on these securities of $76 million and $50 million, respectively, with $27 million and $20 million, respectively, related to credit. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through a recalculation of their yields.

Note 4.     Loans and Leases

The following table presents our recorded investment in loans and leases, by segment and class, as of December 31:

(In millions)	2010	2009
Institutional:
Investment funds:
U.S.	$5,316	$4,834
Non-U.S.	1,478	547
Commercial and financial:
U.S.	540	599
Non-U.S.	190	120
Purchased receivables:
U.S.	728	796
Non-U.S.	1,471	1,596
Lease financing:
U.S.	417	408
Non-U.S.	1,053	1,308

Total institutional	11,193	10,208
Commercial real estate:
U.S.	764	600

Total loans and leases	11,957	10,808
Allowance for loan losses	(100)	(79)

Loans and leases, net of allowance for loan losses	$11,857	$10,729

The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2010	2009
Net rental income receivable	$2,187	$2,677
Estimated residual values	118	129
Unearned income	(835)	(1,090)

Investment in leveraged lease financing	1,470	1,716
Less related deferred income tax liabilities	(463)	(505)

Net investment in leveraged lease financing	$1,007	$1,211

We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within these two segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.

The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. Investment funds includes lending to mutual and other collective investment funds and short-duration advances to fund clients to provide liquidity in support of their transaction flows associated with securities settlement activities. Aggregate short-duration advances to our clients included in the institutional segment were $2.63 billion and $2.07 billion at December 31, 2010 and 2009, respectively.

Commercial and financial includes lending to corporate borrowers, including broker/dealers. Purchased receivables represents undivided interests in securitized pools of underlying third-party receivables added in connection with the May 2009 conduit consolidation. Lease financing includes our investment in leveraged leases.

The CRE segment represents the commercial real estate loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors. The CRE segment is composed of the following classes: property development; property development—acquired credit-impaired; other—acquired credit-impaired; and other.

The two “acquired credit-impaired” classes are composed of CRE loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), because when we acquired the loans, we considered it probable that all contractual payments would not be collected. The remaining two classes consist of acquired CRE loans that had no evidence of credit deterioration when they were acquired, and acquired CRE loans subsequently modified in troubled debt restructurings. These modified loans were previously accounted for under ASC Topic 310-30, but this method of accounting ceased following the modifications.

During 2010, in connection with the modification of one of the CRE loans acquired in 2008, we executed a $180 million revolver facility with a borrower, under which $160 million was outstanding as of December 31, 2010, resulting in an aggregate loan to the borrower of approximately $345 million as of December 31, 2010. The facility has a remaining term of seven years, with two one-year extension options. The original loan is classified as a troubled debt restructuring. In addition, during 2010, as a result of a settlement related to the indemnified repurchase agreements, we acquired an additional CRE loan and recorded it at its then-current fair value of $16 million. This loan, prior to acquisition, had been performing in accordance with its contractual terms and had no evidence of credit deterioration as of the acquisition date.

The following table presents our recorded investment in each class of total loans and leases by credit quality indicator as of December 31, 2010:

	Institutional				Commercial Real Estate
(In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Property Development Acquired- Credit Impaired	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$6,674	$579	$2,199	$1,279	$3		$3	$49	$10,786
Speculative	120	101	—	191	362		47	108	929
Substandard	—	50	—	—	—		—	—	50
Doubtful	—	—	—	—	86	$42	49	15	192

Total	$6,794	$730	$2,199	$1,470	$451	$42	$99	$172	$11,957

Loans and leases are grouped in the table presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of December 31, 2010. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower’s debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.

The following table presents our recorded investment in loans and leases and the related allowance for loan losses, disaggregated based on our impairment methodology, as of December 31, 2010:

(In millions)	Institutional	CRE	Total
Loans and leases:
Individually evaluated for impairment	$112	$623	$735
Collectively evaluated for impairment	11,081	—	11,081
Loans acquired with deteriorated credit quality	—	141	141

Total loans and leases	$11,193	$764	$11,957

Allowance for loan losses:
Individually evaluated for impairment		$24	$24
Collectively evaluated for impairment	$31	—	31
Loans acquired with deteriorated credit quality	—	45	45

Total allowance for loan losses	$31	$69	$100

The following table presents our recorded investment in impaired loans and leases as of December 31, 2010:

(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE - property development	$209	$240
CRE - property development – acquired credit-impaired		34
CRE - other - acquired credit-impaired	16	47
CRE - other	27	29
With an allowance recorded:
CRE - property development	79	113	$24
CRE - property development – acquired credit-impaired	42	47	19
CRE - other - acquired credit-impaired	83	100	26
CRE - other	7	9	—

Total CRE	$463	$619	$69

(1)	As of December 31, 2010, there was an additional allowance for loan losses of $31 million associated with loans and leases that were not impaired.

As of December 31, 2010, we held an aggregate of approximately $307 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date.

There were no institutional loans or leases 90 days or more contractually past-due as of December 31, 2010 or 2009. Although a portion of the CRE loans was 90 days or more contractually past-due as of December 31, 2010 and 2009, we do not report them as past-due loans, because under the previously referenced specialized GAAP, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management expectations, which consider market conditions.

We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended. The following table presents the components of our recorded investment in loans and leases on non-accrual status as of December 31, 2010:

Commercial Real Estate:
Property development	$79
Property development – acquired credit-impaired	42
Other – acquired credit-impaired	22
Other	15

Total	$158

The CRE loans presented in the table above were placed on non-accrual status by management because the yield associated with those loans was deemed to be non-accretable, based on management’s expectation of the expected future collection of principal and interest from the loans. As of December 31, 2009, approximately $2 million of the aforementioned CRE loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable, based on management’s expectations of the future collection of principal and interest from the loans.

The following summary presents activity in the allowance for loan losses for the years ended December 31:

(In millions)	2010	2009	2008
Beginning balance	$79	$18	$18
Provision for loan losses:
Institutional	3	25	—
Commercial real estate	22	124	—
Charge-offs:
Institutional	—	(19)	—
Commercial real estate	(4)	(72)	—
Recoveries:
Commercial real estate loans	—	3	—

Total	$100	$79	$18

The substantial majority of the provision for loan losses recorded in 2010 was related to the CRE loans, primarily the result of changes in expectations with respect to future cash flows from certain of the loans. The charge-offs recorded in 2010 related to certain of the loans that management considered no longer collectible.

The CRE loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors.

Note 5.     Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows for the years ended December 31:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2008	$4,521	$6	$4,527
Reduction of goodwill previously recorded	(16)	—	(16)
Foreign currency translation, net	39	—	39

Balance at December 31, 2009	$4,544	$6	$4,550

Acquisitions of Intesa and MIFA	1,005	—	1,005
Foreign currency translation, net	42	—	42

Balance at December 31, 2010	$5,591	$6	$5,597

The reduction in 2009 of goodwill previously recorded was associated with a refund of foreign income taxes during that year that was originally paid in connection with a previous acquisition.

The gross carrying amount and accumulated amortization of other intangible assets were as follows as of December 31:

	2010			2009
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,341	$(520)	$1,821	$1,628	$(409)	$1,219
Core deposits	710	(83)	627	500	(57)	443
Other	220	(75)	145	243	(95)	148

Total	$3,271	$(678)	$2,593	$2,371	$(561)	$1,810

Amortization expense related to other intangible assets was $179 million, $136 million and $144 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expected amortization expense for other intangible assets held at December 31, 2010 is $210 million for 2011, $205 million for 2012, $194 million for 2013, $193 million for 2014 and $188 million for 2015.

Note 6.     Other Assets

Other assets consisted of the following as of December 31:

(In millions)	2010	2009
Unrealized gains on derivative financial instruments	$5,423	$4,511
Collateral deposits	3,251	1,351
Deferred tax assets, net of valuation allowance	1,786	3,973
Investments in joint ventures and other unconsolidated entities	927	886
Income taxes receivable	530	—
Accounts receivable	403	68
Prepaid expenses	382	449
Other	1,098	785

Total	$13,800	$12,023

Note 7.     Deposits

At December 31, 2010 and 2009, we had $9.03 billion and $8.17 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $2.21 billion and $2.39 billion at December 31, 2010 and 2009, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more, and the entirety of the $9.03 billion of time deposits matures in 2011.

At December 31, 2010, the scheduled maturities of U.S. time deposits were as follows:

(In millions)
3 months or less	$6,778
4 months to a year	45

Total	$6,823

Note 8.     Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings, including borrowings associated with our tax-exempt investment program, more fully discussed in note 12, commercial paper issued under our corporate program and commercial paper issued by the conduits, which were consolidated into our financial statements in May 2009. Collectively, these short-term borrowings had weighted-average interest rates of 1.10% and .73% for the years ended December 31, 2010 and 2009, respectively.

The following tables present the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Balance at December 31	$7,599	$10,542	$11,154	$7,748	$4,532	$1,082
Maximum outstanding at any month end	9,058	12,993	17,274	7,748	7,166	4,853
Average outstanding during the year	8,108	11,065	14,261	1,759	956	1,026
Weighted-average interest rate at year end	.04%	.03%	.01%	.01%	.01%	.01%
Weighted-average interest rate during the year	.05	.03	1.24	.05	.04	1.77

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Balance at December 31	$2,501	$2,736	$2,858	$2,799	$2,777	$2,588
Maximum outstanding at any month end	2,690	2,838	3,068	2,831	2,851	2,588
Average outstanding during the year	2,594	2,774	2,946	2,791	1,993	1,784
Weighted-average interest rate at year end	.37%	.33%	2.80%	.31%	.21%	.82%
Weighted-average interest rate during the year	.33	.47	3.73	.31	.30	2.78

	Conduit Commercial Paper Program
(Dollars in millions)	2010	2009 (1)
Balance at December 31	$1,919	$12,071
Maximum outstanding at any month end	7,275	15,645
Average outstanding during the year	6,339	10,691
Weighted-average interest rate at year end	.57%	1.31%
Weighted-average interest rate during the year	.32	1.26

(1)	Amounts other than balance and weighted-average interest rate at year end relate to the period subsequent to the May 2009 consolidation of the conduits.

Securities sold under repurchase agreements included the following at December 31, 2010:

(In millions)
Collateralized by securities purchased under resale agreements	$955
Collateralized by investment securities	6,644

Total	$7,599

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $6.79 billion underlying the repurchase agreements remained in investment securities at December 31, 2010. Information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2010, is presented in the following table. The table excludes repurchase agreements collateralized by securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$6,700	$6,789	$6,644	.02%

We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $16.27 billion for 2010 and by $14.82 billion for 2009.

We maintain a corporate commercial paper program, unrelated to the conduit asset-backed commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issue. At December 31, 2010 and 2009, $2.80 billion and $2.78 billion, respectively, of commercial paper was outstanding under our corporate program.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. At both December 31, 2010 and 2009, $2.45 billion of senior notes was outstanding (see note 10). State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $802 million as of December 31, 2010, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2010, no balance was outstanding on this line of credit.

Note 9.    Restructuring Charges

In November 2010, we announced a global multi-year program designed to enhance service excellence and innovation, deliver increased efficiencies in our operating model and position us for accelerated growth. The program includes operational and information technology enhancements and targeted cost initiatives, including planned reductions in force and a plan to reduce our occupancy costs. We initiated the first reduction in force in December 2010, and we expect the reduction in staff to be substantially completed by the end of 2011. In connection with this and other actions taken to consolidate real estate, we recorded aggregate restructuring charges of $156 million in our 2010 consolidated statement of income.

Of the aggregate restructuring charges, $105 million consisted of employee-related costs, including severance, a portion of which will be paid in a lump sum or over a defined period, and a portion of which will provide related benefits and outplacement services for approximately 1,400 employees identified for involuntary termination in connection with the plan. The severance-related costs included $12 million related to acceleration of equity-based compensation expense. The remaining $51 million related to actions taken in 2010 to reduce our occupancy costs through consolidation of real estate.

In December 2010, approximately 550 employees were involuntarily terminated and left State Street. The following table presents the activity in the related balance sheet reserve for 2010.

(In millions)	Employee-Related Costs	Real Estate Consolidation	Total
Initial accrual	$105	$51	$156
Payments	(15)	(4)	(19)

Balance at December 31, 2010	$90	$47	$137

In December 2008, in connection with a plan to reduce our expenses from operations and support our long-term growth, we recorded aggregate restructuring charges of $306 million in our consolidated statement of income. The primary component of the plan was an involuntary reduction of approximately 7% of our global workforce, which we completed in 2009. Other components of the plan included lease and software license terminations, restructuring of agreements with technology providers and other actions.

Of the aggregate restructuring charges of $306 million, $243 million related to severance, paid in a lump sum or over a defined period, and related benefits and outplacement services for approximately 2,100 employees identified for involuntary termination in connection with the plan. In addition, $63 million related to future lease obligations and write-offs of capitalized assets, including $23 million for impairment of other intangible assets, and other costs primarily associated with information technology. The severance component included $47 million related to acceleration of equity-based compensation expense. All employees involuntarily terminated left State Street by the end of 2009.

Note 10.    Long-Term Debt

(Dollars in millions)	2010	2009
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Subordinated notes due to State Street Capital Trust III in 2042	500	500
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
2.15% notes due 2012(1)	1,499	1,498
Long-term capital leases	716	751
4.30% notes due 2014	500	500
5.375% notes due 2017	450	450
7.65% subordinated notes due 2010(2)	—	305
Floating-rate notes due 2012	268	250
7.35% notes due 2026	150	150
State Street Bank issuances:
Floating-rate notes due 2011(1)	1,450	1,450
1.85% notes due 2011(1)	1,000	1,000
5.25% subordinated notes due 2018(2)	439	430
5.30% subordinated notes due 2016	423	399
Floating-rate subordinated notes due 2015	200	200

Total long-term debt	$8,550	$8,838

(1)	Notes are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program, or TLGP.

(2)

We have entered into interest-rate swap agreements to modify our interest expense on these subordinated notes from a fixed rate to a floating rate. These swaps are recorded as fair value hedges, and at December 31, 2010 and 2009, we recorded an increase of $81 million and $31 million, respectively, in the carrying value of long-term debt. See note 17 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

Statutory Business Trusts:

As of December 31, 2010, we had three statutory business trusts, State Street Capital Trusts I, III and IV, which as of December 31, 2010, collectively had issued $1.45 billion of trust preferred capital securities (see additional discussion of Capital Trust III below). Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, we do not record the trusts in our consolidated financial statements in accordance with GAAP.

Payments made by the trusts to holders of the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in note 16.

Interest paid on the debentures by the parent company is recorded in interest expense. Distributions to holders of the capital securities by the trusts are payable from interest payments received on the debentures and are due quarterly by State Street Capital Trusts I and IV, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time upon the occurrence of certain tax events or changes to tax treatment, investment company regulation or capital treatment; or at any time after May 15, 2008 for the Capital Trust I securities and any time after June 15, 2012 for the Capital Trust IV securities. Redemptions are subject to federal regulatory approval.

In 2008, State Street Capital Trust III issued 8.25% fixed-to-floating-rate normal automatic preferred enhanced capital securities, referred to as normal APEX, and used the proceeds to invest in a like amount of remarketable 6.001% junior subordinated debentures due 2042 from the parent company. In addition, the trust entered into stock purchase contracts with the parent company under which the trust agreed to purchase, and the parent company agreed to sell, on the stock purchase date, a like amount in aggregate liquidation amount of the parent company’s non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, and to make contract payments to the trust at an annual rate of 2.249% of the stated amount of $100,000 per stock purchase contract.

In February 2011, we issued an aggregate of approximately $500 million of 4.956% junior subordinated debentures due March 15, 2018, in a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The original debentures were issued to Capital Trust III in connection with our offering of the trust’s 8.25% fixed-to-floating rate normal APEX.

The net proceeds from the sale of the remarketed 4.956% junior subordinated debentures were used to purchase U.S. Treasury securities maturing in March 2011, and the proceeds from the maturity of these securities will be used in March 2011 by Capital Trust III to make a final distribution to the holders of the normal APEX with respect to the original 6.001% junior subordinated debentures and to satisfy the obligation of Capital Trust III to purchase shares of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, whereby the principal asset of Capital Trust III will be the shares of our preferred stock.

As a result of the above-described transactions, we will have outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The perpetual preferred stock will qualify as tier 1 regulatory capital, and the junior subordinated debentures will qualify as tier 2 regulatory capital, under federal regulatory capital guidelines.

Interest on the remarketed junior subordinated debentures will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The debentures will mature on March 15, 2018, and we will not have the right to redeem the debentures prior to maturity other than upon the occurrence of specified events. Redemption of the debentures will be subject to federal regulatory approval.

Parent Company and Non-Banking Subsidiary Issuances:

The $500 million of 4.30% notes mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year. We cannot redeem the notes prior to maturity. We completed the issuance primarily in connection with our intention to redeem the U.S. Treasury’s preferred equity investment received in October 2008 under the TARP Capital Purchase Program.

The $1.5 billion of 2.15% notes mature on April 30, 2012, with interest payable semi-annually in arrears on April 30 and October 30 of each year. We have the option to redeem the notes prior to their maturity if we become obligated to pay certain additional amounts because of changes in the laws or regulations of any U.S. taxing authority. These senior notes are guaranteed by the FDIC under its TLGP. If we fail to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee of the notes will expire upon their redemption or on April 30, 2012.

At December 31, 2010 and 2009, $431 million and $452 million, respectively, were included in long-term debt related to the capital leases for One Lincoln Street and the One Lincoln Street parking garage. In addition, at December 31, 2010 and 2009, long-term debt included $279 million and $290 million related to an office facility in the U.K. See note 20 for additional information.

The $450 million of 5.375% notes mature on April 30, 2017, with interest payable semi-annually in arrears on April 30 and October 30 of each year. The $268 million of floating-rate notes mature on April 30, 2012, with interest payable quarterly in arrears at the three-month LIBOR rate plus 10 basis points on January 30, April 30, July 30, and October 30 of each year. We may not redeem the notes prior to their maturity. The $150 million of 7.35% notes mature on June 15, 2026, with interest payable semi-annually on June 15 and December 15 of each year. The notes are not redeemable at our option prior to their maturity.

State Street Bank Issuances:

The $1 billion of 1.85% notes matures on March 15, 2011, and interest is payable semi-annually in arrears on March 15 and September 15 of each year. In addition, the $1.45 billion of floating-rate notes matures on September 15, 2011, and interest is payable quarterly at the three-month LIBOR rate plus 20 basis points on March 15, June 15, September 15 and December 15 of each year. The interest on the floating-rate senior notes will reset quarterly on each interest payment date each year.

State Street Bank has the option to redeem the notes before their maturity if it becomes obligated to pay additional interest because of changes in the laws or regulations of any U.S. taxing authority. The aggregate senior notes are guaranteed by the FDIC under its TLGP. If State Street Bank fails to make a timely payment of any principal or interest, the FDIC is obligated to make such payment following required notification. The FDIC’s guarantee of the notes will expire upon redemption of the notes or on each of the notes’ respective maturities.

With respect to the 5.25% subordinated bank notes due 2018, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify for inclusion in tier 2 regulatory capital under federal regulatory capital guidelines. With respect to the 5.30% subordinated notes due 2016 and the floating-rate subordinated notes due 2015, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% notes on January 15 and July 15 of each year, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year. Each of the subordinated notes qualifies for inclusion in tier 2 regulatory capital under federal regulatory capital guidelines.

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

(In millions)	2010	2009
Indemnified securities financing(1)	$334,235	$365,251
Unfunded commitments to extend credit	14,772	18,014
Asset purchase agreements	4,866	8,211
Standby letters of credit	4,174	4,783

(1)	Related collateral and other information is provided in the following “Securities Finance” section.

Approximately 75% of the unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Securities Finance:

On behalf of our clients, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to maintain collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase obligation. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition.

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, at December 31:

(In millions)	2010	2009
Aggregate fair value of indemnified securities financing	$334,235	$365,251
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	343,410	375,916
Collateral for indemnified securities financing invested in indemnified repurchase agreements	89,069	77,726
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	93,294	82,622

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

As previously reported, the SEC has requested information regarding registered mutual funds managed by State Street Global Advisors, or SSgA, that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in February 2010, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston has also requested information in connection with our active fixed-income strategies.

We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed funds which challenges the division of our securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent. Another putative ERISA class action related to such unregistered funds was voluntarily dismissed in February 2011.

As previously reported, two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

We instituted redemption restrictions with respect to our agency lending collateral pools in the fall of 2008 during the disruption in the financial markets. As previously reported, we established a $75 million reserve on June 30, 2010 to address potential inconsistencies in connection with our implementation of those redemption restrictions. The reserve, which still existed as of December 31, 2010, reflects our assessment, as of the same date, of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. For a discussion of the aggregate net assets and net asset values per unit at December 31, 2010 of the agency lending collateral pools and our division of such collateral pools into liquidity and duration pools, see the “Consolidated Results of Operations—Fee Revenue—Securities Finance” section of Management’s Discussion and Analysis included under Item 7.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of our one-time $330 million cash contribution to the cash collateral pools and liquidity trusts underlying the SSgA lending funds or the above-described establishment of the $75 million reserve, and the outcome of those matters cannot be assured.

As previously reported, the Attorney General of the State of California has commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of $56 million for periods from 2001 to 2007 and seeks additional penalties. We provide custody and principal foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as U.S. Attorneys, have requested information in connection with inquiries into our foreign exchange pricing. In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington that ended in 2007. Our contractual obligations to the State of Washington were significantly different from those presented in our ongoing litigation in California. In addition, we are responding to information requests from other clients with respect to our foreign exchange services. Two clients have commenced litigation against us, including a putative class action filed in February 2011 in federal court in Boston that seeks unspecified damages, including treble damages, on behalf of all custodial clients that executed foreign exchange transactions through State Street. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice and a breach of the duty of loyalty.

Three shareholder-related class action complaints are currently pending in federal court in Boston. One complaint purports to be brought on behalf of State Street shareholders. The two other complaints purport to be brought on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program’s State Street common stock investment option. The complaints variously allege violations of the federal securities laws and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. In addition, two State Street shareholders have filed a shareholder derivative complaint in Massachusetts state court alleging fiduciary breaches by present and former directors and officers of State Street in connection with the SSgA active fixed-income funds that were the subject of the February 2010 settlement with the SEC referred to above. In January 2011, the trial court granted State Street’s motion to dismiss the complaint based on the Board of Directors’ consideration and rejection of the shareholders’ original demand letter.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some customers who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven customers were invested in such funds, of which four currently have suits pending against us. Three cases are pending in federal court in Boston and the fourth is pending in Nova Scotia. We have entered into settlements with two customers, one of which was entered into after the customer obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the five customers with whom we have not entered into settlement agreements had approximately $170 million invested in the funds at issue.

Tax Contingencies:

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.

The IRS has completed its review of our U.S. income tax returns for the tax years 2000 - 2006. In the course of this audit, we engaged in negotiations with the IRS with respect to our treatment of leveraged leases known as sale-in, lease-out, or SILO, transactions. We recently reached an agreement with the IRS concerning SILO transactions for all tax years, which agreement will close the entire IRS audit for the tax years 2000 - 2003. We expect to reach an agreement to close the IRS audit for the tax years 2004 - 2006 within the next 12 months.

Management believes that we have sufficiently accrued liabilities as of December 31, 2010 for tax exposures, including, but not limited to, exposures related to the IRS audit of the tax years 2000 - 2006, and related interest expense. Refer to note 2 for information with respect to tax assessments issued in 2010 associated with our acquisition of Intesa.

Other Contingencies:

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. To manage our exposure associated with this contingency, we impose stipulations on the types of withdrawals, the timing of certain withdrawals, the manner in which the portfolio is liquidated and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate cushion and guard against payments even under extreme stress scenarios.

As of December 31, 2010 and 2009, the aggregate notional amount of these contingencies, which are individually accounted for as derivative financial instruments, totaled $46.76 billion and $52.95 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives, specifically written options, in the table of aggregate notional amounts of derivative financial instruments provided in note 17. As of December 31, 2010, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.

Note 12.    Variable Interest Entities

We are involved with various types of special purpose entities, some of which are variable interest entities, or VIEs, as defined by GAAP. Some of these special purpose entities are recorded in our consolidated financial statements. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about asset-backed securities is provided in note 3.

Tax-Exempt Investment Program:

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund customers. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2010 and 2009, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.85 billion and $3.13 billion, respectively, and other short-term borrowings (see note 8) of $2.50 billion and $2.74 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.7 years at December 31, 2010, compared to approximately 8.1 years at December 31, 2009. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer and the credit enhancer, if any, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.80 billion at December 31, 2010, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program:

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits, which are recorded in our consolidated financial statements. These conduits, the first of which was established in 1992, were originally designed to satisfy the demand of our institutional clients, particularly mutual fund customers, for commercial paper. The conduits purchase financial assets with various asset classification from a variety of independent third parties and obtain funding through the issuance of the above-described commercial paper. We consider the activities of the conduits in our liquidity management process, and offer the program to our clients to fund the conduits’ assets. The conduits hold diversified investments, which are primarily asset-backed securities purchased from independent third parties, collateralized by student loans, automobile and equipment loans and credit card receivables, among other asset types.

In May 2009, we elected to take action that resulted in the consolidation, for financial reporting purposes, of all of the assets and liabilities of the conduits into our consolidated balance sheet. This consolidation was required by GAAP following the voluntary redemption by us, as administrator of the conduits, of the conduits’ aggregate outstanding subordinated debt, or first-loss notes, of approximately $67 million. We consolidated the conduits only for accounting purposes and did not legally acquire all of their assets and liabilities.

In accordance with GAAP, our redemption of the first-loss notes resulted in our determination that we were the primary beneficiary of the conduits, which meet the GAAP definition of a VIE, and as a result we were required to consolidate them. Accordingly, we recorded the conduits’ aggregate assets and liabilities in our consolidated balance sheet at their estimated fair values on the date of consolidation, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after-tax, in our consolidated statement of income. This loss was primarily related to the difference between the fair value of the conduits’ aggregate assets, primarily mortgage- and asset-backed securities, and the conduits’ aggregate liabilities, primarily short-term borrowings composed of commercial paper issued by the conduits.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. Based on a detailed security-by-security analysis, we believe that the vast majority of this discount is related to factors other than credit. To the extent that the projected future cash flows from the securities we continue to hold exceed their recorded carrying amounts, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms. The sale of any of these securities will reduce the accretion recorded for the period in which the securities are sold and in future periods. During the years ended December 31, 2010 and 2009, we recorded accretion of approximately $712 million and $621 million, respectively, in interest revenue in our consolidated statement of income.

Collateralized Debt Obligations:

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At December 31, 2010 and 2009, the aggregate notional value of these CDOs was $1.0 billion and $2.0 billion, respectively. At December 31, 2010 and 2009, the carrying value of the underlying collateral was $323 million and $1.2 billion, respectively. We did not acquire or transfer any investment securities to a CDO during 2010 or 2009.

Note 13.    Shareholders’ Equity

No shares of our common stock were purchased during 2010 or 2009 under existing Board authorization. As of December 31, 2010, approximately 13.25 million shares remained available for future purchase under the Board authorization. We cannot currently purchase shares of our common stock without prior Federal Reserve approval. In January 2008, under an existing authorization by our Board of Directors, we purchased 552,000 shares of our common stock, at an average historical cost per share of approximately $75, in connection with a $1 billion accelerated share repurchase program that concluded in January 2008. We generally employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase program.

Our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2010, on a cumulative basis, approximately 420,016 shares have been purchased and are held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

Accumulated other comprehensive loss included the following after-tax components as of December 31:

(In millions)	2010	2009	2008
Foreign currency translation	$216	$281	$68
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(14)
Net unrealized loss on available-for-sale securities portfolio	(90)	(1,001)	(3,815)
Net unrealized loss related to reclassified available-for-sale securities	(317)	(635)	(1,390)

Net unrealized loss on available-for-sale securities	(407)	(1,636)	(5,205)
Net unrealized loss on fair value hedges of available-for-sale securities	(135)	(113)	(242)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(17)	(159)	—
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(111)	(387)	—
Minimum pension liability	(210)	(192)	(229)
Net unrealized loss on cash flow hedges	(11)	(18)	(28)

Total	$(689)	$(2,238)	$(5,650)

For the year ended December 31, 2010, we realized net losses of $55 million from sales of investment securities. Unrealized pre-tax losses of $728 million were included in other comprehensive income, or OCI, at December 31, 2009, net of deferred taxes of $291 million, related to these sales.

For the year ended December 31, 2009, we realized net gains of $368 million from sales of available-for-sale securities. Unrealized pre-tax gains of $46 million were included in OCI at December 31, 2008, net of deferred taxes of $18 million, related to these sales.

For the year ended December 31, 2008, we realized net gains of $68 million from sales of available-for-sale securities. Unrealized pre-tax gains of $71 million were included in OCI at December 31, 2007, net of deferred taxes of $28 million, related to these sales.

The following table presents total comprehensive income (loss) for the years ended December 31:

(In millions)	2010	2009	2008
Net income (loss)	$1,556	$(1,881)	$1,811
Other comprehensive income (loss)	1,576	3,412	(5,075)

Total comprehensive income (loss)	$3,132	$1,531	$(3,264)

Note 14.    Fair Value

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

We measure fair value for the above-described financial assets and liabilities in accordance with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of these standards. We categorize the financial assets and liabilities that we carry at fair value based upon a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below.

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

Level 2. Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from, or corroborated by, observable market information through correlation or other means for substantially the full term of the asset or liability.

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

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for 2010, 2009 or 2008.

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

•

Foreign exchange contracts carried in other assets and other liabilities were primarily composed of forward contracts and options. The fair value of foreign exchange forward contracts was measured using discounted cash flow techniques. However, in certain circumstances, extrapolation was required to develop certain forward points, which were not observable. The fair value of foreign exchange options was measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs were unobservable, such as volatilities, which were based on historical experience.

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and other liabilities, was measured using a matrix pricing approach. Observable market prices were not available for these derivatives, so extrapolation was necessary to value these instruments, since they had a strike and/or maturity outside of the matrix.

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of December 31, 2010 and 2009. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during 2010.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$357	$122			$479
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,529	1,048			7,577
Mortgage-backed securities	—	22,967	$673		23,640
Asset-backed securities:
Student loans	—	13,182	1,234		14,416
Credit cards	—	7,423	28		7,451
Sub-prime	—	1,818	—		1,818
Other	—	568	1,020		1,588

Total asset-backed securities	—	22,991	2,282		25,273

Non-U.S. debt securities	—	10,905	2,140		13,045
State and political subdivisions	—	6,554	50		6,604
Collateralized mortgage obligations	—	1,502	359		1,861
Other U.S. debt securities	—	2,637	3		2,640
U.S. equity securities	—	1,115	—		1,115
Non-U.S. equity securities	7	119	—		126

Total investment securities available for sale	6,536	69,838	5,507		81,881
Other assets	168	7,971	254	$(2,970)	5,423

Total assets carried at fair value	$7,061	$77,931	$5,761	$(2,970)	$87,783

Liabilities:
Other liabilities	$723	$8,557	$269	$(2,970)	$6,579

Total liabilities carried at fair value	$723	$8,557	$269	$(2,970)	$6,579

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$53	$95			$148
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,004	1,158			11,162
Mortgage-backed securities	—	14,878	$58		14,936
Asset-backed securities:
Student loans	—	8,753	3,175		11,928
Credit cards	—	6,280	327		6,607
Sub-prime	—	3,194	3		3,197
Other	—	913	1,884		2,797

Total asset-backed securities	—	19,140	5,389		24,529

Non-U.S. debt securities	—	8,534	1,777		10,311
State and political subdivisions	—	5,935	2		5,937
Collateralized mortgage obligations	—	2,210	199		2,409
Other U.S. debt securities	—	2,231	3		2,234
U.S. equity securities	—	1,098	—		1,098
Non-U.S. equity securities	—	83	—		83

Total investment securities available for sale	10,004	55,267	7,428		72,699
Other assets	—	6,251	128	$(1,868)	4,511

Total assets carried at fair value	$10,057	$61,613	$7,556	$(1,868)	$77,358

Liabilities:
Other liabilities	$5	$6,483	$147	$(1,868)	$4,767

Total liabilities carried at fair value	$5	$6,483	$147	$(1,868)	$4,767

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the years ended December 31, 2010 and 2009. Transfers out of level 3 during the year ended December 31, 2010 were substantially related to certain asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(1)	$659	$(42)	$673
Asset-backed securities:
Student loans	3,175	9	81	(317)	(1,714)	1,234
Credit cards	327	17	(17)	(31)	(268)	28
Sub-prime	3	1	—	—	(4)	—
Other	1,884	90	118	(771)	(301)	1,020

Total asset-backed securities	5,389	117	182	(1,119)	(2,287)	2,282

Non-U.S. debt securities	1,777	60	84	1,551	(1,332)	2,140
State and political subdivisions	2	—	—	(1)	49	50
Collateralized mortgage obligations	199	(35)	6	362	(173)	359
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	141	271	1,452	(3,785)	5,507
Other assets	128	(55)	—	181	—	254	$(41)

Total assets	$7,556	$86	$271	$1,633	$(3,785)	$5,761	$(41)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$147	$(72)	—	$194	—	$269	$(36)

Total liabilities	$147	$(72)	—	$194	—	$269	$(36)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2009	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Trading account assets	$366				$(366)	$—
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	2			$56	—	58
Asset-backed securities:
Student loans	7,475		$226	(188)	(4,338)	3,175
Credit cards	24		15	235	53	327
Sub-prime	5		(2)	—	—	3
Other	337		42	241	1,264	1,884

Total asset-backed securities	7,841		281	288	(3,021)	5,389

Non-U.S. debt securities	1,011	$18	1,051	1,071	(1,374)	1,777
State and political subdivisions	1	—	—	2	(1)	2
Collateralized mortgage obligations	4	(119)	(6)	324	(4)	199
Other U.S. debt securities	28	—	—	(25)	—	3

Total investment securities available for sale	8,887	(101)	1,326	1,716	(4,400)	7,428
Other assets	760	(366)	—	(266)	—	128	$(71)

Total assets	$10,013	$(467)	$1,326	$1,450	$(4,766)	$7,556	$(71)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
	Fair Value at December 31, 2008	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2009	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2009
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other liabilities	$857	$(445)	—	$(265)	—	$147	$(116)

Total liabilities	$857	$(445)	—	$(265)	—	$147	$(116)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the years ended December 31, 2010 and 2009 were recorded in revenue as follows:

	Year Ended December 31, 2010
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010
Fee revenue:
Trading services	$17	$(5)

Total fee revenue	17	(5)
Net interest revenue	141	—

Total revenue	$158	$(5)

	Year Ended December 31, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
Fee revenue:
Trading services	$38	$(5)
Processing fees and other	50	50

Total fee revenue	88	45
Net interest revenue	(101)	—

Total revenue	$(13)	$45

(1)

Excludes unrealized losses on written options related to book-value protection provided to stable value funds, which are recorded in other expenses in our consolidated statement of income, and totaled $9 million for the year ended December 31, 2009.

Fair Values of Financial Instruments:

Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by GAAP, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by GAAP for certain items, such as lease financing, equity method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income tax assets and liabilities. Accordingly, aggregate fair value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.

We use the following methods to estimate the fair values of our financial instruments:

•	For financial instruments that have quoted market prices, those quoted prices are used to estimate fair value.

•

Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates their reported value, after taking into consideration any applicable credit risk.

•

For financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

The short duration of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

The reported amounts and estimated fair values for financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, were as follows as of December 31, 2010 and 2009:

(In millions)	Reported Amount	Fair Value
2010:
Financial Assets:
Investment securities held to maturity	$12,249	$12,576
Net loans (excluding leases)	10,387	10,242

Financial Liabilities:
Long-term debt	8,550	8,498

2009:
Financial Assets:
Investment securities held to maturity	$20,877	$20,928
Net loans (excluding leases)	9,013	8,729

Financial Liabilities:
Long-term debt	8,838	8,715

Note 15.    Equity-Based Compensation

In May 2009, our shareholders amended the 2006 Equity Incentive Plan to increase the number of shares of common stock approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards, from 20,000,000 shares to 37,000,000 shares. As of December 31, 2010, a total of 26,386,041 shares had been awarded under the 2006 plan, compared with cumulative year-end totals of 17,590,911 shares and 12,173,627 shares as of December 31, 2009 and 2008, respectively.

In addition, up to 8,000,000 shares from our 1997 Equity Incentive Plan were approved for issuance under the 2006 Plan. This included shares that were available for issuance when the plan expired on December 18, 2006, and any shares that become available for issuance due to cancellations and forfeitures. As of December 31, 2010, 7,036,001 shares from the 1997 Plan have been added to, and may be awarded from, the 2006 Plan. We have stock options outstanding from the 1997 Plan under which no further grants can be made.

The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 and 2006 plans generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards granted under the plans, stock certificates are issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. For deferred stock awards granted under the plans, no stock is issued at the time of grant. Generally, these grants vest over two to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over three to four years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on certain financial ratios, after the conclusion of each performance period.

We record compensation expense, equal to the estimated fair value of the options or stock appreciation rights on the grant date, on a straight-line basis over the options’ vesting periods. We use a Black-Scholes option-pricing model to estimate the fair value of the grant.

No options or stock appreciation rights were granted in 2010. The weighted-average assumptions used in connection with the option-pricing model were as follows for 2009 and 2008:

	2009	2008
Dividend yield	4.82%	1.32%
Expected volatility	26.70	21.00
Risk-free interest rate	2.49	3.17
Expected option lives (in years)	7.8	7.8

Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of salaries and employee benefits expense in our consolidated statement of income, was $229 million, $126 million and $321 million for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 expense excluded $12 million associated with acceleration of expense in connection with the December 2010 reduction in force. This expense was included in the severance-related portion of the restructuring charges described in note 9. The aggregate income tax benefit recorded in our consolidated statement of income related to the above-described compensation expense was $95 million, $50 million and $127 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Information about the 2006 Plan and 1997 Plan as of December 31, 2010, and activity during the years ended December 31, 2009 and 2010, is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding at December 31, 2008	14,316	51.86
Granted	516	19.31
Exercised	(832)	40.57
Forfeited or expired	(833)	46.32

Outstanding at December 31, 2009	13,167	51.64
Exercised	(297)	37.53
Forfeited or expired	(1,887)	54.76

Outstanding at December 31, 2010	10,983	$51.49	3.60	$32.2

Exercisable at December 31, 2010	9,862	$50.82	3.18	$21.8

The weighted-average grant date fair value of options granted in 2009 and 2008 was $2.96 and $21.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2 million, $5 million and $102 million, respectively. As of December 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to options and stock appreciation rights was $2 million, which is expected to be recognized over a weighted-average period of 13 months.

Other stock awards and related activity consisted of the following for the years ended December 31, 2009 and 2010:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2008	489	$73.95
Granted	1,075	34.58
Vested	(279)	72.66
Forfeited	(38)	22.00

Outstanding at December 31, 2009	1,247	41.87
Granted	5,264	44.49
Vested	(489)	52.87
Forfeited	(221)	44.95

Outstanding at December 31, 2010	5,801	$43.21

The weighted-average grant date fair value of restricted stock awards granted in 2008 was $81.70 per share. The total fair value of restricted stock awards vested was $23 million, $20 million and $16 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $163 million, which is expected to be recognized over a weighted-average period of 36 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding at December 31, 2008	6,464	$71.59
Granted	3,076	25.51
Vested	(2,843)	67.94
Forfeited	(124)	56.73

Outstanding at December 31, 2009	6,573	51.88
Granted	2,287	42.45
Vested	(2,356)	57.76
Forfeited	(313)	43.13

Outstanding at December 31, 2010	6,191	$46.71

The weighted-average grant date fair value of deferred stock awards granted in 2008 was $78.62 per share. The total fair value of deferred stock awards vested was $107 million, $193 million and $166 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to deferred stock awards was $153 million, which is expected to be recognized over a weighted-average period of 27 months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding at December 31, 2008	2,280	$73.18
Granted	721	19.46
Forfeited	(1,502)	64.96
Paid out	(1,069)	68.01

Outstanding at December 31, 2009	430	24.14
Granted	1,421	43.33
Forfeited	(716)	25.72
Paid out	(15)	64.57

Outstanding at December 31, 2010	1,120	$43.89

The weighted-average grant date fair value of performance awards granted in 2008 was $80.90 per share. The total fair value of performance awards paid out was $12 million, $23 million and $35 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to performance awards was $14 million, which is expected to be recognized over a weighted-average period of 24 months.

We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of stock to meet common stock issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including our regulatory capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and the number of shares of common stock we will purchase or when we will purchase them cannot be assured.

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

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital, each divided by adjusted total risk-weighted assets and market-risk equivalents, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2010 and 2009, State Street and State Street Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2010, State Street Bank was categorized as “well capitalized” under the regulatory capital adequacy framework. To be categorized as “well capitalized,” State Street Bank must exceed the “well capitalized” guideline ratios, as set forth in the table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” requirements as of December 31, 2010 and 2009. Management believes that no conditions or events have occurred since December 31, 2010 that have changed the capital categorization of State Street Bank.

Regulatory capital ratios and related amounts were as follows as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2010	2009	2010	2009
Risk-based ratios:
Tier 1 capital	4%	6%	20.5%	17.7%	18.1%	17.3%
Total capital	8	10	22.0	19.1	19.9	19.0
Tier 1 leverage ratio	4	5	8.2	8.5	7.1	8.2
Total shareholders’ equity			$17,787	$14,491	$16,697	$14,668
Capital trust securities			1,450	1,450	—	—
Unrealized loss on available-for-sale securities and cash flow hedges			680	2,313	682	2,309
Deferred tax liability associated with acquisitions			748	521	748	521
Recognition of pension plan funded status			186	168	187	168
Less:
Goodwill			5,597	4,550	5,365	4,387
Other intangible assets			2,593	1,810	2,460	1,716
Other deductions(2)			336	578	—	185

Tier 1 capital			12,325	12,005	10,489	11,378
Qualifying subordinated debt			959	999	959	999
Allowances for on- and off-balance sheet credit exposures			116	104	115	104
Unrealized gain on available-for-sale equity securities			2	1	—	1

Tier 2 capital			1,077	1,104	1,076	1,104
Deduction for investments in finance subsidiaries			(171)	(148)	—	—

Total capital			$13,231	$12,961	$11,565	$12,482

Adjusted total risk-weighted assets and market-risk equivalents:
On-balance sheet			$46,209	$56,780	$44,103	$54,832
Off-balance sheet			13,177	10,159	13,177	10,159
Market-risk equivalents			791	752	750	703

Total			$60,177	$67,691	$58,030	$65,694

Adjusted quarterly average assets			$150,770	$140,978	$147,908	$138,914

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

(2)	Amounts include deferred tax assets not eligible for inclusion in capital.

Cash, Dividend, Loan and Other Restrictions:

During 2010, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $1.44 billion to satisfy reserve requirements. In addition, federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company, and therefore dividends by State Street Bank to the parent company may be subject to prior regulatory approval.

In 2009, in light of the continued disruption in the global capital markets experienced since the middle of 2007, and as part of a plan to strengthen our tangible common equity, we announced a reduction of our quarterly dividend on our common stock to $0.01 per share. Currently, any increase in our common stock dividend requires the prior approval of the Federal Reserve.

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

At December 31, 2010, our consolidated retained earnings included $422 million representing undistributed earnings of unconsolidated entities that are accounted for under the equity method of accounting.

Note 17.    Derivative Financial Instruments

We use derivative financial instruments to support our customers’ needs, conduct our trading activities, and manage our interest-rate and currency risk.

As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, and interest-rate futures.

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

Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory capital guidelines.

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

Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or to receive the net contractual settlement amount on the settlement date.

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2010 totaled approximately $551 million, against which we had posted aggregate collateral of approximately $283 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2010 was approximately $268 million. Such accelerated settlement would not affect our consolidated results of operations.

Trading Activities:

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients’ investment and risk management needs. In addition, we use derivative financial instruments in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to hedge volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients’ requirements and market volatility.

Our clients use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, clients have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs. We also participate in the interest-rate markets, and provide interest-rate swaps, interest-rate futures and other interest-rate contracts to our clients to enable them to mitigate or modify their interest-rate risk. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, and interest-rate futures. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. Gains or losses in the fair values of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

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

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Gains and losses on fair value hedges are recorded in net interest revenue or in processing fees and other revenue in our consolidated statement of income along with the gain or loss on the asset or liability attributable to the hedged risk. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness, which is recorded in net interest revenue or in processing fees and other revenue. We use interest-rate swap agreements in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.7 years. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

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

During 2010, we terminated interest-rate swap contracts with an aggregate notional amount of $900 million, which were used to hedge a senior note maturing in 2014 and a subordinated note maturing in 2016. Cumulative mark-to-market losses of $19 million and $25 million, respectively, to increase the carrying amount of the respective notes had been recorded against processing fees and other revenue through the termination dates of the respective interest-rate swap contracts; these losses will be amortized into interest expense in our consolidated statement of income over the remaining terms of the respective notes.

Cash flow hedges

Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash flow hedges that are considered highly effective are recorded in other comprehensive income in our consolidated statement of condition until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated other comprehensive income into earnings, they are recorded in net interest revenue in our consolidated statement of income. The ineffectiveness of cash flow hedges, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.8 years. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

During 2010, we terminated an interest-rate swap agreement with an aggregate notional amount of $200 million, which had modified our interest payments on a subordinated note maturing in 2015 from a floating rate to a fixed rate. A cumulative mark-to-market loss of $24 million on the interest-rate swap agreement was recorded in other comprehensive income as of the termination date; this loss will be amortized into interest expense in our consolidated statement of income over the remaining term of the subordinated note.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments held or issued for trading and asset and liability management activities as of December 31:

(In millions)	2010	2009
Trading:
Interest-rate contracts:
Swap agreements	$52,383	$261
Options and caps purchased	140	169
Options and caps written	130	169
Futures	25,253	747
Foreign exchange contracts:
Forward, swap and spot	637,847	565,661
Options purchased	14,299	10,977
Options written	14,587	10,710
Credit derivative contracts:
Credit default swap agreements	155	170
Other contracts:
Options written(1)	46,758	52,948
Asset and liability management:
Interest-rate contracts:
Swap agreements	1,886	2,577

(1)	Notional amounts are related to book-value protection provided to stable value funds; see note 11.

In connection with our asset and liability management activities, we have executed interest-rate swap agreements designated as fair value and cash flow hedges to manage our interest-rate risk. The aggregate notional amounts of these interest-rate swap agreements and the related assets or liabilities being hedged are presented in the following table.

	2010			2009
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,561	$125	$1,686	$1,707	$170	$1,877
Long-term debt(1)	200	—	200	500	200	700

Total	$1,761	$125	$1,886	$2,207	$370	$2,577

(1)

For the years ended December 31, 2010 and 2009, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $81 million and $31 million, respectively.

The contractual and weighted-average interest rates, which include the effects of hedges related to these financial instruments, were as follows for the periods indicated:

	December 31,
	2010		2009
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.70%	3.30%	3.93%	3.84%

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

The following table presents the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition. The impact of master netting agreements is disclosed in note 14.

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$412	Other liabilities	$423
Foreign exchange contracts	Other assets	7,779	Other liabilities	8,174
Credit derivative contracts	Other assets	1	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$8,193		$8,598

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$32	Other liabilities	$228

Total		$32		$228

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$13	Other liabilities	$13
Foreign exchange contracts	Other assets	6,345	Other liabilities	6,398
Credit derivative contracts	Other assets	1	Other liabilities	1

Total		$6,359		$6,412

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$20	Other liabilities	$206

Total		$20		$206

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Year ended December 31, 2010
Derivatives utilized in trading activities(1):
Interest-rate contracts	Trading services revenue	$7
Interest-rate contracts	Processing fees and other revenue	10
Foreign exchange contracts	Trading services revenue	618
Foreign exchange contracts	Processing fees and other revenue	(4)

Total		$631

(1)	Losses on written options related to book-value protection provided to stable value funds are recorded in other expenses, and totaled approximately $5 million for the year ended December 31, 2010.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Year ended December 31, 2009
Derivatives utilized in trading activities(2):
Interest-rate contracts	Processing fees and other revenue	$5
Foreign exchange contracts	Processing fees and other revenue	(5)
Foreign exchange contracts	Trading services revenue	677
Other derivative contracts	Trading services revenue	(3)

Total		$674

(2)

Unrealized losses on written options related to book-value protection provided to stable value funds are recorded in other expenses, and totaled approximately $9 million for the year ended December 31, 2009.

Foreign exchange trading revenue related to foreign exchange contracts was $1.08 billion for the year ended December 31, 2008.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		December 31, 2010	December 31, 2009			December 31, 2010	December 31, 2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other		$(22)	Deposits	Processing fees and other		$22
Interest-rate contracts	Processing fees and other	$57	(30)	Long- term debt	Processing fees and other	$(49)	30
Interest-rate contracts	Processing fees and other revenue	(43)	200	Available- for-sale securities	Processing fees and other revenue	40	(208)

Total		$14	$148			$(9)	$(156)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	December 31, 2010	December 31, 2009		December 31, 2010	December 31, 2009		December 31, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$7	$14	Net interest revenue	$(7)	—	Net interest revenue	$5	—

Total	$7	$14		$(7)	—		$5	—

Note 18.    Net Interest Revenue

(In millions)	2010	2009	2008
Interest revenue:
Deposits with banks	$93	$156	$760
Investment securities:
U.S. Treasury and federal agencies	682	520	889
State and political subdivisions	222	225	246
Other investments	2,109	2,075	1,931
Securities purchased under resale agreements and federal funds sold	24	24	339
Loans and leases(1) (2)	329	239	269
Trading account assets	—	20	78
Interest revenue associated with AMLF	—	25	367
Other interest-earning assets	3	2	—

Total interest revenue	3,462	3,286	4,879

Interest expense:
Deposits	213	195	1,326
Short-term borrowings(1)	257	200	375
Long-term debt	286	304	229
Interest expense associated with AMLF	—	18	299
Other interest-bearing liabilities	7	5	—

Total interest expense	763	722	2,229

Net interest revenue	$2,699	$2,564	$2,650

(1)

Amounts for 2010 included $67 million related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of new GAAP. These trusts were de-consolidated in June 2010.

(2)

Interest revenue for 2008 reflected a cumulative reduction of $98 million recorded in connection with revisions of tax cash flow projections associated with our SILO lease transactions. Additional information about our SILO lease transactions is provided in note 11.

Note 19.    Employee Benefits

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. Effective January 1, 2008, this plan was amended, and employer contribution credits to the plan were discontinued as of that date. Employee account balances will continue to earn annual interest credits until the employee’s retirement. In addition to the defined benefit pension plan, we have non-qualified unfunded supplemental retirement plans, referred to as SERPs, that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans. State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for certain retired employees.

Combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, is as follows as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2010	2009	2010	2009
Benefit obligations:
Beginning of year	$808	$765	$112	$94
Service cost	11	13	5	4
Interest cost	44	45	6	6
Employee contributions	1	—	—	—
Actuarial losses (gains)	75	14	(4)	14
Benefits paid	(28)	(33)	(7)	(7)
Curtailments	—	(1)	—	—
Settlements	(2)	(7)	—	—
Special termination benefits	—	—	—	1
Foreign currency translation	(4)	12	—	—
Adjustment for rounding	—	—	2	—

End of year	$905	$808	$114	$112

Plan assets at fair value:
Beginning of year	$828	$692
Actual return on plan assets	82	113
Employer contributions	8	46	$7	$7
Benefits paid	(28)	(33)	(7)	(7)
Plan settlements	(2)	(7)	—	—
Foreign currency translation	(4)	17	—	—

End of year	$884	$828	$—	$—

Prepaid (Accrued) benefit expense:
Funded status (plan assets less benefit obligations)	$(21)	$20	$(114)	$(112)

Net prepaid (accrued) benefit expense	$(21)	$20	$(114)	$(112)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post- Retirement Plan
(In millions)	2010	2009	2010	2009
Amounts recognized in our consolidated statement of condition as of December 31:
Non-current assets	$26	$60
Current liabilities	(2)	(2)	$(9)	$(10)
Noncurrent liabilities	(45)	(38)	(105)	(102)

Net prepaid (accrued) amount recognized in statement of condition	$(21)	$20	$(114)	$(112)

Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(4)	$(4)	$4	$5
Net loss	(242)	(204)	(43)	(49)

Accumulated other comprehensive loss	(246)	(208)	(39)	(44)
Cumulative employer contributions in excess of net periodic benefit cost	225	228	(75)	(68)

Net asset (obligation) recognized in our consolidated statement of condition	$(21)	$20	$(114)	$(112)

Accumulated benefit obligation	$887	$796

Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	7.25	7.25	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	7.62%	8.40%
Rate to which the cost trend rate is assumed to decline	—	—	4.50	4.50
Year that the rate reaches the ultimate trend rate	—	—	2026	2028

Expected benefit payments for the next ten years are as follows:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post-Retirement Plan
2011	$46	$27	$9
2012	47	27	8
2013	48	10	8
2014	49	10	8
2015	32	14	8
2016-2020	177	72	35

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $784 million and $739 million at December 31, 2010, and 2009, respectively.

To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 7.25% for the year ended December 31, 2010.

Plan Assets:

The primary purpose of the investment policy and strategy is to invest plan assets in a manner that provides for sufficient resources to be available to meet the plans’ benefit and expense obligations when due. The portfolio, together with contributions, is intended to provide adequate liquidity to make benefit payments when due while preserving principal and maximizing returns, given appropriate risk constraints. A secondary but important objective is to enhance the plans’ long-term viability through the generation of competitive returns that will limit the financial burden on State Street and contribute to our ability to maintain our retirement program.

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

With respect to the U.S. and U.K. pension plans, the plan assets are primarily invested in pooled investment funds of State Street Bank. The fair value of the participation units owned by the plans is based on the redemption value on the last business day of the plan year, where values are based on the fair value of the underlying assets in each fund. The net asset value of units of participation in other funds is based on the fair value of the underlying securities in each fund.

Investments in limited liability corporations and limited liability partnerships are valued at fair value as determined by the fund managers, and represent the plans’ proportionate share of the estimated fair value of the underlying net assets of the limited liability corporations.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or be reflective of future fair values. Furthermore, while management believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement as of the reporting date.

The following tables sets forth, by level within the fair value hierarchy prescribed by GAAP, the plans’ assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity		$120		$120
Domestic small cap equity		15		15
Developed international equities		67		67
Emerging markets equity		38		38
Investment grade fixed-income		308		308
High yield fixed-income		31		31
Real estate investment trusts		21		21
Alternative investments (commingled fund)		—	$5	5
Alternative investments (fund of funds)		—	14	14
Private equity		—	2	2
Cash		9	—	9

Fair value at end of period	—	$609	$21	$630

U.K. Pension Plan
Investments in pooled investment funds:
Developed international equity		$33		$33
U.K. fixed-income		144		144
Emerging market index		8		8
Alternative investments		—	$33	33

Total U.K. pension plan	—	$185	$33	$218

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts			$36	$36

Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	$36	$36

Total assets carried at fair value	—	$794	$90	$884

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
	U.S. Pension Plan	U.S. Pension Plan	U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value at January 1, 2010	$13	$2	$24	$31
Purchases and sales, net	4	—	7	1
Unrealized gains (losses)	2	—	2	4

Fair value at December 31, 2010	$19	$2	$33	$36

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
(In millions)	Quoted Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investment in pooled investment funds:
Domestic large cap equity		$109		$109
Domestic small cap equity		12		12
Developed international equities		59		59
Emerging markets equity		32		32
Investment grade fixed-income		293		293
High yield fixed-income		27		27
Real estate investment trusts		22		22
Alternative investments (commingled fund)		8		8
Alternative investments (fund of funds)		—	$13	13
Private equity		—	2	2
Cash		10	—	10

Fair value at end of period	—	$572	$15	$587

U.K. Pension Plan
Investment in pooled investment funds:
Developed international equity		$24		$24
U.K. fixed-income		139		139
Investment grade debt		23		23
Alternative investments		—	$24	24

Total U.K. pension plan	—	$186	$24	$210

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts			$31	$31

Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	$31	$31

Total assets carried at fair value	—	$758	$70	$828

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2009
	U.S. Pension Plan	U.S. Pension Plan	U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value at January 1, 2009	$12	$3	$24	$34
Purchases and sales, net	—	—	(1)	(3)
Unrealized gains (losses)	1	(1)	1	—

Fair value at December 31, 2009	$13	$2	$24	$31

The plans’ investment strategy is intended to reduce the concentration risk of an adverse influence on investment values from the poor performance of a small number of individual investments through diversification of the assets. The significant holdings of the plans are monitored each quarter so that the plans do not fall outside of the allowable maximum amount per issuer. The plans are re-balanced on a monthly basis so that actual weights of the plan assets are within the allowable ranges set forth in the investment policy. The plans’ operating cash flows (benefit payments, expenses, contributions) are used to bring the weights back into line on a monthly basis. If these cash flows do not provide enough benefit, additional re-balancing is effected.

Expected employer contributions to the tax-qualified U.S. and Non-U.S. defined benefit pension plan, SERPs and post-retirement plan for the year ending December 31, 2011 are $5 million, $27 million and $9 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2010	2009
Benefit obligations:
Beginning of year	$182	$209
Service cost	1	2
Interest cost	10	10
Actuarial gain	(2)	(16)
Benefits paid	(2)	(2)
Settlements	(24)	(21)

End of year	$165	$182

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(165)	$(182)

Net accrued benefit expense	$(165)	$(182)

Amounts recognized in our consolidated statement of condition as of December 31:
Current liabilities	$(27)	$(24)
Non-current liabilities	(138)	(158)

Net accrued amount recognized in consolidated statement of condition	$(165)	$(182)

Amounts recognized in accumulated other comprehensive income:
Net loss	$(45)	$(60)

Accumulated other comprehensive loss	(45)	(60)
Cumulative employer contributions in excess of net periodic benefit cost	(120)	(122)

Net obligation recognized in consolidated statement of condition	$(165)	$(182)

Accumulated benefit obligation	$165	$171

Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	4.75%	4.75%
Rate of increase for future compensation—Executive SERPs	10.00	10.00

For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009, the accumulated benefit obligations are $231 million and $239 million, respectively, and the plan assets are $36 million and $39 million, respectively.

For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2010 and 2009, the projected benefit obligations are $263 million for both years and the plan assets are $50 million and $42 million, respectively.

If trend rates for health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2010 would have increased 7%, and the aggregate expense for service and interest costs for 2010 would have increased 10%. Conversely, if trend rates for health care costs were decreased by 1%, the post-retirement benefit obligation as of December 31, 2010 would have decreased 6%, and the aggregate expense for service and interest costs for 2010 would have decreased 8%.

The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$11	$13	$18	$5	$4	$4
Interest cost	44	45	47	6	6	5
Assumed return on plan assets	(55)	(56)	(59)	—	—	—
Amortization of net loss	7	6	4	2	1	1

Net periodic benefit cost	7	8	10	13	11	10
Settlements	—	(1)	—	—	—	—
Curtailments	—	(1)	—	—	—	—
Special termination benefits	—	—	—	—	1	—

Total expense	$7	$6	$10	$13	$12	$10

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(13)	$(7)	$(6)	$(2)	$(2)	$(1)

Estimated amortization	$(13)	$(7)	$(6)	$(2)	$(2)	$(1)

	Non-Qualified SERPs
(In millions)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$1	$2	$4
Interest cost	10	10	12
Amortization of net loss	5	3	8

Net periodic benefit cost	16	15	24
Settlements	8	4	—

Total expense	$24	$19	$24

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(3)	$(5)	$(7)

Estimated amortization	$(3)	$(5)	$(7)

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan, or post-tax Roth contributions, or both, up to the annual IRS limit. Our matching portion of these contributions is paid in cash, and the related expense was $71 million, $73 million and $87 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $45 million for each of the years ended December 31, 2010 and 2009, and $55 million for the year ended December 31, 2008.

Shares of common stock and interest in the savings plan may be acquired by eligible employees through the Employee Stock Ownership Plan, referred to as an ESOP. The ESOP is a non-leveraged plan. Compensation cost is equal to the contribution called for by the plan formula and is composed of the cash contributed for the purchase of common stock on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for the calculation of earnings per common share.

Note 20.    Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $373 million, $380 million and $353 million, respectively.

We lease approximately 872,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related 366,000-square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028, with the option to cancel the lease after the first 15 years. As of December 31, 2010 and 2009, an aggregate net book value of $606 million and $660 million, respectively, related to the above-described capital leases was recorded in premises and equipment in our consolidated statement of condition, with the related liability recorded in long-term debt. Capital lease asset amortization is recorded in occupancy expense over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2010 and 2009 and 2008, interest expense related to these capital lease obligations, reflected in net interest revenue, was $44 million, $47 million and $36 million, respectively. As of December 31, 2010 and 2009, accumulated amortization of assets related to capital leases was $230 million and $185 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.

Total rental expense, net of sublease revenue, amounted to $241 million, $230 million and $241 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total rental expense was reduced by sublease revenue of $12 million, $17 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2010. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $58 million for capital leases and $21 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2011	$68	$237	$305
2012	65	203	268
2013	65	193	258
2014	65	165	230
2015	66	112	178
Thereafter	686	308	994

Total minimum lease payments	1,015	$1,218	$2,233

Less amount representing interest payments	(364)

Present value of minimum lease payments	$651

Note 21.    Expenses

In June 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income with respect to the cash collateral pools underlying SSgA-managed investment funds engaged in securities lending, as well as the cash collateral pools underlying our agency lending program. In connection with the charge, we made a one-time cash contribution of $330 million to the cash collateral pools and liquidity trusts underlying the SSgA lending funds. In light of our assessment with respect to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds and other considerations, we elected to make the cash contribution, which restored the net asset value per unit of the underlying cash collateral pools to $1.00 as of June 30, 2010. As a result of this action, SSgA removed the redemption restrictions from the SSgA lending funds in August 2010.

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

In June 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of certain of its active fixed-income strategies during 2007 and prior periods. Subsequent to the receipt of the Wells notice, we engaged in discussions with the SEC and other governmental and regulatory authorities regarding a potential settlement of this matter. Based on such discussions during the fourth quarter of 2009, we determined it appropriate to increase our reserve, initially established in 2007 to address litigation exposure and other costs associated with SSgA’s management of these fixed-income strategies, by $250 million, to take into account such a potential settlement with these governmental authorities and the other ongoing litigation related to the active fixed-income strategies. As a result, we recorded a provision of $250 million in our 2009 consolidated statement of income related to our estimate of this legal exposure. We settled regulatory inquiries related to this exposure in February 2010.

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

During the third and fourth quarters of 2008, Lehman Brothers Holdings Inc., or Lehman, and certain of its affiliates filed for bankruptcy or other insolvency proceedings. While we had no unsecured financial exposure to Lehman or its affiliates, we indemnified certain customers in connection with collateralized repurchase agreements with Lehman entities. In the then current market environment, the market value of the underlying collateral had declined. To the extent that these declines resulted in collateral value falling below the indemnification obligation, we recorded a balance sheet reserve, and a corresponding provision, of $200 million in other expenses in our 2008 consolidated statement of income to provide for our estimated net exposure. The reserve was based on the cost of satisfying the indemnification obligation net of the fair value of the collateral, which we acquired subsequent to the Lehman proceedings. The collateral, composed of commercial real estate loans discussed in note 4, is recorded in loans and leases in our consolidated statement of condition.

Note 22.    Income Taxes

The components of income tax expense consisted of the following for the years ended December 31:

(In millions)	2010	2009	2008
Current:
Federal	$(885)	$75	$1,065
State	15	39	299
Non-U.S.	156	157	309

Total current expense (benefit)	(714)	271	1,673

Deferred:
Federal	745	383	(442)
State	141	28	(194)
Non-U.S.	358	40	(6)

Total deferred expense (benefit)	1,244	451	(642)

Total income tax expense	$530	$722	$1,031

The table above excludes an income tax benefit of $2.41 billion associated with the extraordinary loss recorded in connection with the May 2009 conduit consolidation. Income tax expense (benefit) related to net gains (losses) from sales of available-for-sale investment securities was $(98) million, $147 million and $27 million for the years ended December 31, 2010, 2009 and 2008, respectively. Pre-tax income attributable to operations located outside the U.S. was $1.34 billion, $801 million and $1.11 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. tax when effectively repatriated. As of December 31, 2010, we have chosen to indefinitely reinvest $1.5 billion of the retained earnings of certain

non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation, and it is not practicable to determine the tax liability that could be incurred upon repatriation.

Significant components of deferred tax liabilities and assets were as follows at December 31:

(In millions)	2010	2009
Deferred tax liabilities:
Lease financing transactions	$463	$505
Fixed and intangible assets	1,029	725
Other	122	30

Total deferred tax liabilities	1,614	1,260

Deferred tax assets:
Foreign currency translation	70	32
Unrealized losses on securities, net	1,083	3,353
Deferred compensation	183	165
Defined benefit pension plan	121	124
Operating expenses	177	231
Real estate	33	36
Other	137	39

Total deferred tax assets	1,804	3,980

Valuation allowance for deferred tax assets	(18)	(7)

Deferred tax assets, net of valuation allowance	1,786	3,973

Net deferred tax assets	$(172)	$(2,713)

Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. Management has determined that a valuation allowance is not required for the remaining deferred tax assets, because it is more likely than not that there is sufficient taxable income of the appropriate nature within the carryback and carryforward periods to realize these assets. At December 31, 2010 and 2009, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $26 million and $16 million, respectively, included in “other” in the above table. Loss carryforwards expire in 2011 through 2017.

A reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income tax expense, excluding the aforementioned extraordinary loss for 2009, was as follows for the years ended December 31:

	2010	2009	2008
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.2	1.7	3.4
Tax-exempt income	(3.6)	(3.1)	(2.0)
Tax credits	(1.3)	(1.6)	(0.9)
Foreign tax differential	(3.6)	(5.0)	(1.4)
Transactions related to investment securities (1)	(2.3)	—	—
Provisions related to LILO and SILO transactions	—	0.1	2.4
Non-deductible penalty	—	1.0	—
Other, net	—	0.5	(0.3)

Effective tax rate	25.4%	28.6%	36.2%

(1)

Represented the net effect of a discrete tax benefit associated with the restructuring of former non-U.S. conduit assets and the partial write-off of a deferred tax asset associated with certain of the investment securities sold in connection with the repositioning of the investment portfolio.

A summary of activity related to unrecognized tax benefits as of December 31 follows:

(In millions)	2010	2009
Balance at beginning of year	$359	$345
Increase related to tax positions taken during prior years	27	14
Increase related to tax positions taken during current year	33	—

Balance at end of year	$419	$359

Included in the balance in the table above as of December 31, 2010 is $354 million of tax positions highly certain to ultimately result in deductions or credits, but for which the timing of such deductibility is uncertain.

We are presently under audit by a number of tax authorities. It is reasonably possible that unrecognized tax benefits will decrease by up to $336 million over the next 12 months as a result of the closing of the IRS audit of the tax years 2000 – 2006. See note 11.

We record interest and penalties related to income taxes as a component of income tax expense. There were no penalties or interest included in income tax expense in 2010; approximately $3 million and $22 million of interest was included in income tax expense for the years ended December 31, 2009 and 2008, respectively. We had approximately $65 million of accrued interest at both December 31, 2010 and 2009. The earliest tax year open to examination in jurisdictions where we have material operations is 2000.

Note 23.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2010	2009	2008
Net income before extraordinary loss	$1,556	$1,803	$1,811
Less:
Prepayment of preferred stock discount	—	(106)	—
Preferred stock dividends	—	(46)	(18)
Accretion of preferred stock discount	—	(11)	(4)

Net income before extraordinary loss available to common equity	1,556	1,640	1,789
Less: Dividends and undistributed earnings allocated to participating securities(1)	(16)	—	—

Net income before extraordinary loss available to common shareholders	$1,540	$1,640	$1,789

Average shares outstanding (in thousands):
Basic average shares	495,394	470,602	413,182
Effect of dilutive securities: stock options and stock awards	2,530	3,401	2,918

Diluted average shares	497,924	474,003	416,100

Anti-dilutive securities(2)	10,316	12,904	3,874

Earnings per share:
Basic	$3.11	$3.50	$4.32
Diluted (3)	$3.09	$3.46	$4.30

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

(3)

Calculation for 2010 reflects the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 24.    Line of Business Information

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

Investment Management provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Investment management strategies include passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities.

Our investment servicing strategy is to focus on total client relationships and the full integration of our products and services across our client base through cross-selling opportunities. In general, a client will use a combination of services, depending on their needs, rather than one product or service. For instance, a custody client may purchase securities finance and cash management services from different business units. Products and services that we provide to our clients are parts of an integrated offering to these clients. We price our products and services on the basis of overall client relationships and other factors; as a result, revenue may not necessarily reflect the stand-alone market price of these products and services within the business lines in the same way it would for independent business entities.

Generally, approximately two-thirds of our consolidated total revenue (fee revenue from investment servicing and investment management, as well as trading services and securities finance activities) is generated by these two business lines. The remaining one-third is composed of processing and other fee revenue, net interest revenue, which is largely generated by the investment of client deposits in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.

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

The following is a summary of our line of business results. The amounts in the “Divestitures” columns represent the operating results of our joint venture interest in CitiStreet prior to our sale of that interest in July 2008. The amounts presented in the “Other” column for 2010 represent the net loss from sales of investment securities associated with our repositioning of the portfolio described in note 3, the restructuring charges associated with our global multi-year program described in note 9, and merger and integration costs associated with acquisitions.

The amounts presented in the “Other” column for 2009 represent net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF and merger and integration costs recorded in connection with our July 2007 acquisition of Investors Financial. The amounts in the “Other” column for 2008 represent the net interest revenue associated with our participation in the AMLF; the gain on the sale of our joint venture interest in CitiStreet; the restructuring charges recorded in that year primarily in connection with our plan to reduce our expenses from operations; the provision related to our estimated net exposure for customer indemnification associated with collateralized repurchase agreements; and merger and integration costs recorded in connection with the Investors Financial acquisition. The amounts in the “Divestitures” and “Other” columns were not allocated to State Street’s business lines.

	Investment Servicing			Investment Management			Divestitures			Other			Total
Years ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,938	$3,334	$3,798										$3,938	$3,334	$3,798
Management fees	—	—	—	$829	$766	$975							829	766	975
Trading services	1,106	1,094	1,467	—	—	—							1,106	1,094	1,467
Securities finance	265	387	900	53	183	330							318	570	1,230
Processing fees and other	225	72	200	124	99	85			$(8)				349	171	277

Total fee revenue	5,534	4,887	6,365	1,006	1,048	1,390			(8)				6,540	5,935	7,747
Net interest revenue	2,633	2,489	2,480	66	68	96			6		$7	$68	2,699	2,564	2,650
Gains (Losses) related to investment securities, net	58	141	(54)	—	—	—			—	$(344)	—	—	(286)	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	—	—			—	—	—	350	—	—	350

Total revenue	8,225	7,517	8,791	1,072	1,116	1,486			(2)	(344)	7	418	8,953	8,640	10,693
Provision for loan losses	25	148	—	—	1	—			—	—	—	—	25	149	—
Expenses from operations	5,430	4,920	5,699	753	747	1,076			5	—	—	—	6,183	5,667	6,780
Securities lending charge	75	—	—	339	—	—			—	—	—	—	414	—	—
Provision for legal exposure	—	—	—	—	250	—			—	—	—	—	—	250	—
Provision for investment account infusion	—	—	—	—	—	450			—	—	—	—	—	—	450
Restructuring charges	—	—	—	—	—	—			—	156	—	306	156	—	306
Customer indemnification obligation	—	—	—	—	—	—			—	—	—	200	—	—	200
Merger and integration costs	—	—	—	—	—	—			—	89	49	115	89	49	115

Total expenses	5,505	4,920	5,699	1,092	997	1,526			5	245	49	621	6,842	5,966	7,851

Income (Loss) from continuing operations before income taxes	$2,695	$2,449	$3,092	$(20)	$118	$(40)			$(7)	$(589)	$(42)	$(203)	$2,086	$2,525	$2,842

Pre-tax margin	33%	33%	35%	(2)%	11%	(3)%
Average assets (in billions)	$148.5	$143.7	$158.3	$3.5	$3.1	$2.9			$0.5				$152.0	$146.8	$161.7

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

The following table summarizes our non-U.S. operating results for the years ended December 31:

(In millions)	2010	2009	2008
Total fee revenue	$2,661	$2,291	$3,132
Net interest revenue	607	422	632
Gains (Losses) related to investment securities, net	449	(37)	12

Total revenue	3,717	2,676	3,776
Expenses	2,962	2,457	3,203

Income before income taxes	755	219	573
Income tax expense	282	84	220

Net income	$473	$135	$353

Non-U.S. revenue for 2010 included $1.18 billion in the United Kingdom, primarily from our London operations.

The following table summarizes our non-U.S. assets as of December 31, based on the domicile of the underlying counterparties:

(In millions)	2010	2009
Interest-bearing deposits with banks	$9,825	$4,380
Non-U.S. investment securities	20,357	21,216
Other assets	16,830	11,434

Total assets	$47,012	$37,030

Note 26.    Parent Company Financial Statements

The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries.

STATEMENT OF INCOME

Years ended December 31,	2010	2009	2008
(In millions)
Interest on securities purchased under resale agreements			$105
Cash dividends from consolidated banking subsidiary	$1,400	$250	—
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	100	25	52
Other, net	9	(11)	(8)

Total revenue	1,509	264	149
Interest on securities sold under repurchase agreements	—	—	64
Other interest expense	162	178	211
Other expenses	421	53	77

Total expenses	583	231	352
Income tax benefit	(93)	(38)	(75)

Income (Loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	1,019	71	(128)
Extraordinary loss, net of taxes	—	(20)	—
Equity in undistributed income (loss) of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	484	(1,987)	1,814
Consolidated non-banking subsidiaries and unconsolidated entities	53	55	125

Net income (loss)	$1,556	$(1,881)	$1,811

STATEMENT OF CONDITION

As of December 31,	2010	2009
(In millions)
Assets:
Interest-bearing deposits with banking subsidiary	$5,058	$4,227
Trading account assets	122	95
Investment securities available for sale	24	33
Investments in subsidiaries:
Consolidated banking subsidiary	16,697	14,668
Consolidated non-banking subsidiaries	2,299	1,947
Unconsolidated entities	297	256
Notes and other receivables from:
Consolidated banking subsidiary	—	143
Consolidated non-banking subsidiaries and unconsolidated entities	283	301
Other assets	850	380

Total assets	$25,630	$22,050

Liabilities:
Commercial paper	$2,799	$2,777
Accrued taxes, expenses and other liabilities due to:
Consolidated banking subsidiary	561	—
Third parties	161	174
Long-term debt	4,322	4,608

Total liabilities	7,843	7,559
Shareholders’ equity	17,787	14,491

Total liabilities and shareholders’ equity	$25,630	$22,050

STATEMENT OF CASH FLOWS

Years ended December 31,	2010	2009	2008
(In millions)
Net cash (used in) provided by operating activities	$1,453	$(24)	$223

Investing Activities:
Net increase in interest-bearing deposits with banking subsidiary	(831)	(1,457)	(703)
Net decrease in securities purchased under resale agreements	—	—	6,801
Proceeds from sales and maturities of available-for-sale securities	1	36	10
Purchases of available-for-sale securities	—	—	(168)
Net decrease (increase) in securities related to AMLF	—	3,104	(3,089)
Net investments in consolidated banking subsidiary	—	—	(4,572)
Investments in non-banking subsidiaries and unconsolidated entities	(277)	(776)	(214)
Sale of investment in non-banking subsidiaries and unconsolidated entities	127	—	—
Business acquisitions	(141)	—	—
Net increase in notes receivable from subsidiaries	—	—	(146)
Other, net	—	—	(21)

Net cash (used in) provided by investing activities	(1,121)	907	(2,102)

Financing Activities:
Net decrease in securities sold under repurchase agreements	—	—	(6,293)
Net (decrease) increase in short-term borrowings related to AMLF	—	(3,063)	3,063
Net increase in commercial paper	22	189	233
Proceeds from issuance of long-term debt, net of issuance costs	—	1,992	493
Payments for long-term debt	(300)	—	(25)
Proceeds from public offering of common stock, net of issuance costs	—	2,231	2,251
Redemption of TARP preferred stock investment	—	(2,000)	—
Repurchase of TARP common stock warrant	—	(60)	—
Proceeds from issuance of TARP preferred stock	—	—	1,879
Proceeds from issuance of warrant to purchase common stock	—	—	121
Proceeds from exercises of common stock options	10	34	12
Repurchases of common stock for employee tax withholding	(44)	(38)	(79)
Proceeds from issuances of treasury stock	—	—	623
Payments for cash dividends	(20)	(168)	(399)

Net cash (used in) provided by financing activities	(332)	(883)	1,879

Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)

Consolidated average statements of condition and net interest revenue analysis for the years indicated are presented below.

Years ended December 31,	2010			2009			2008
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$8,567	$80	.94%	$11,744	$125	1.07%	$17,645	$725	4.11%
Interest-bearing deposits with U.S. banks	4,983	13	.26	12,418	31	.25	6,358	35	.56
Securities purchased under resale agreements	2,957	24	.83	3,701	24	.65	10,195	276	2.71
Federal funds sold	—	—	—	68	—	.29	2,700	63	2.33
Trading account assets	376	—	—	1,914	20	1.02	2,423	78	3.22
Investment securities:
U.S. Treasury and federal agencies	28,028	681	2.43	23,892	520	2.18	23,434	889	3.79
State and political subdivisions(1)	6,444	350	5.43	5,958	348	5.85	6,138	343	5.59
Other investments	61,651	2,109	3.42	51,340	2,075	4.04	42,655	1,931	4.53
Investment securities purchased under AMLF	—	—	—	882	25	2.86	9,193	367	4.00
Loans	10,557	268	2.54	7,934	168	2.11	9,967	306	3.07
Lease financing(1)	1,537	63	4.07	1,769	74	4.18	1,917	(30)	(1.57)
Other interest-earning assets	1,156	3	.24	1,303	2	.15	—	—	—

Total interest-earning assets(1)	126,256	3,591	2.84	122,923	3,412	2.78	132,625	4,983	3.75
Cash and due from banks	2,781			2,237			5,096
Other assets	22,920			21,650			23,976

Total assets	$151,957			$146,810			$161,697

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$8,485	37	.43	$6,905	58	.84	$4,115	142	3.45
Savings	147	—	—	711	3	.46	7,101	81	1.14
Non-U.S.	68,326	176	.26	61,551	134	.22	68,291	1,103	1.62

Total interest-bearing deposits	76,958	213	.28	69,167	195	.28	79,507	1,326	1.67
Securities sold under repurchase agreements	8,108	4	.05	11,065	3	.03	14,261	177	1.24
Federal funds purchased	1,759	1	.05	956	—	.04	1,026	18	1.77
Other short-term borrowings	13,590	252	1.86	16,847	197	1.17	5,996	180	2.99
Short-term borrowings under AMLF	—	—	—	877	18	2.02	9,170	299	3.26
Long-term debt	8,681	286	3.30	7,917	304	3.84	4,106	229	5.59
Other interest-bearing liabilities	940	7	.69	1,131	5	.46	—	—	—

Total interest-bearing liabilities	110,036	763	.69	107,960	722	.67	114,066	2,229	1.95

Noninterest-bearing deposits:
Special time	500			372			14,547
Demand	13,126			14,804			5,384
Non-U.S.(2)	253			267			678
Other liabilities	11,682			10,090			14,614
Shareholders’ equity	16,360			13,317			12,408

Total liabilities and shareholders’ equity	$151,957			$146,810			$161,697

Net interest revenue		$2,828			$2,690			$2,754

Excess of rate earned over rate paid			2.15%			2.11%			1.80%
Net interest margin(3)			2.24			2.19			2.08

(1)

Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $129 million, $126 million and $104 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Non-U.S. noninterest-bearing deposits were $25 million, $45 million and $270 million at December 31, 2010, 2009 and 2008, respectively.

(3)	Net interest margin is calculated as fully taxable-equivalent net interest revenue divided by average total interest-earning assets.

The table below summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2010 Compared to 2009			2009 Compared to 2008
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$(34)	$(11)	$(45)	$(243)	$(357)	$(600)
Interest-bearing deposits with U.S. banks	(19)	1	(18)	34	(38)	(4)
Securities purchased under resale agreements	(5)	5	—	(176)	(76)	(252)
Federal funds sold	—	—	—	(62)	(1)	(63)
Trading account assets	(16)	(3)	(19)	(16)	(42)	(58)
Investment securities:
U.S. Treasury and federal agencies	90	71	161	17	(386)	(369)
State and political subdivisions	28	(27)	1	(10)	15	5
Other investments	417	(382)	35	393	(249)	144
Investment securities purchased under AMLF	(25)	—	(25)	(332)	(10)	(342)
Loans	55	45	100	(62)	(76)	(138)
Lease financing	(10)	(2)	(12)	2	102	104
Other interest-earning assets	—	1	1	2	—	2

Total interest-earning assets	481	(302)	179	(453)	(1,118)	(1,571)
Interest expense related to:
Deposits:
Time	13	(34)	(21)	96	(180)	(84)
Savings	(3)	—	(3)	(73)	(5)	(78)
Non-U.S.	15	28	43	(108)	(861)	(969)
Securities sold under repurchase agreements	(1)	2	1	(40)	(134)	(174)
Federal funds purchased	—	—	—	(1)	(17)	(18)
Other short-term borrowings	(38)	94	56	324	(307)	17
Short-term borrowings under AMLF	(18)	—	(18)	(270)	(11)	(281)
Long-term debt	29	(47)	(18)	213	(138)	75
Other interest-bearing liabilities	(1)	2	1	5	—	5

Total interest-bearing liabilities	(4)	45	41	146	(1,653)	(1,507)

Net interest revenue	$485	$(347)	$138	$(599)	$535	$(64)

Quarterly Summarized Financial Information (Unaudited)

(Dollars and shares in millions, except per share amounts)	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,735	$1,569	$1,696	$1,540	$1,526	$1,471	$1,516	$1,422
Interest revenue	834	904	846	878	877	898	773	738
Interest expense	178	180	188	217	180	175	193	174

Net interest revenue	656	724	658	661	697	723	580	564

Gains (Losses) related to investment securities, net	(348)	17	(50)	95	57	42	26	16

Total revenue	2,043	2,310	2,304	2,296	2,280	2,236	2,122	2,002
Provision for loan losses	(1)	1	10	15	35	16	14	84
Total expenses	1,792	1,527	1,944	1,579	1,565	1,733	1,364	1,304

Income before income tax expense and extraordinary loss	252	782	350	702	680	487	744	614
Income tax expense (benefit)	169	236	(82)	207	182	160	242	138

Income before extraordinary loss	83	546	432	495	498	327	502	476

Extraordinary loss, net of taxes	—	—	—	—	—	—	(3,684)	—

Net income (loss)	$83	$546	$432	$495	$498	$327	$(3,182)	$476

Net income before extraordinary loss available to common shareholders	$81	$540	$427	$492	$498	$327	$370	$445

Net income (loss) available to common shareholders	$81	$540	$427	$492	$498	$327	$(3,314)	$445

Earnings per common share before extraordinary loss:
Basic	$.17	$1.09	$0.87	$0.99	$1.01	$.66	$.80	$1.03
Diluted	.16	1.08	0.87	0.99	1.00	.66	.79	1.02

Earnings (Loss) per common share:
Basic	$.17	$1.09	$0.87	$0.99	$1.01	$.66	$(7.16)	$1.03
Diluted	.16	1.08	0.87	0.99	1.00	.66	(7.12)	1.02

Average common shares outstanding:
Basic	496	496	496	495	493	493	462	432
Diluted	499	498	499	498	498	498	466	435
Dividends per common share	$.01	$.01	$.01	$.01	$.01	$.01	$.01	$.01

Common stock price:
High	$47.86	$40.25	$48.80	$47.55	$55.87	$55.46	$49.20	$46.09
Low	37.31	32.47	33.73	42.02	39.25	42.81	28.01	14.43
Closing	46.34	37.66	33.82	45.14	43.54	52.60	47.20	30.78

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2010, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2010.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2010, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in accordance with U.S. generally accepted accounting principles. State Street’s accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street’s Board of Directors, including State Street’s Examining & Audit Committee.

Management has made a comprehensive review, evaluation, and assessment of State Street’s internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management concluded that State Street’s internal control over financial reporting was effective as of December 31, 2010, and that there were no material weaknesses in State Street’s internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street’s internal control over financial reporting, which follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

THE SHAREHOLDERS AND BOARD OF DIRECTORS

STATE STREET CORPORATION

We have audited State Street Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of State Street Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2011

ITEM 9B.	OTHER INFORMATION

On February 24, 2011, we amended our Supplemental Cash Incentive Plan to provide for the acceleration of payment of deferred cash awards in the event of a change in control of State Street, as defined in Section 409A of the Internal Revenue Code of 1986, as amended. The amendment applies to deferred cash awards granted on or after February 24, 2011 for all employees, including Joseph L. Hooley, Edward J. Resch, Jeffrey N. Carp and James S. Phalen, each of whom were named executive officers for purposes of our Proxy Statement for our 2010 Annual Meeting of Shareholders. The amendment does not apply to any deferred cash awards held by Ronald E. Logue, who retired as our Chief Executive Officer in March 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011 (2011 Proxy Statement), under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2011 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining & Audit Committee will appear in our 2011 Proxy Statement under the caption, “Corporate Governance at State Street.” Such information is incorporated herein by reference.

Information about our executive officers is included under Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in our 2011 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2010. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding stock awards, options, warrants and rights	(b) Weighted-average exercise price of outstanding stock awards, options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	24,149	$47.96	17,650
Equity compensation plans not approved by shareholders	44	$53.53	—

Total	24,193	$47.97	17,650

Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders’ meeting. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board. The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 193,316 shares of common stock were outstanding at December 31, 2010; awards made through June 30, 2003, totaling 44,000 shares outstanding at December 31, 2010, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence will appear in our 2011 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the Examining & Audit Committee’s pre-approval policies and procedures will appear in our 2011 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income—Years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Condition—As of December 31, 2010 and 2009

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows—Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3) EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 173 of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 25, 2011, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH
EDWARD J. RESCH,
Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ EDWARD J. RESCH
JOSEPH L. HOOLEY,	EDWARD J. RESCH,
Chairman, President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

DIRECTORS:

/s/ JOSEPH L. HOOLEY
JOSEPH L. HOOLEY

/s/ KENNETT F. BURNES	/s/ ROBERT S. KAPLAN
KENNETT F. BURNES	ROBERT S. KAPLAN

/s/ PETER COYM	/s/ CHARLES R. LAMANTIA
PETER COYM	CHARLES R. LAMANTIA

/s/ PATRICK DE SAINT-AIGNAN	/s/ RICHARD P. SERGEL
PATRICK de SAINT-AIGNAN	RICHARD P. SERGEL

/s/ AMELIA C. FAWCETT	/s/ RONALD L. SKATES
AMELIA C. FAWCETT	RONALD L. SKATES

/s/ DAVID P. GRUBER	/s/ GREGORY L. SUMME
DAVID P. GRUBER	GREGORY L. SUMME

/s/ LINDA A. HILL	/s/ ROBERT E. WEISSMAN
LINDA A. HILL	ROBERT E. WEISSMAN

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

3.2	By-Laws, as amended (filed as Exhibit 3.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

4.1	The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A, as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

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

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 5, 2008 and incorporated herein by reference)

10.3†	Supplemental Cash Incentive Plan (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.4†	Forms of Amended and Restated Employment Agreements entered into on October 22, 2009 with each of Ronald E. Logue, Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 10.3 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.5†	State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.6†	State Street’s 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder (filed as Exhibit 10.6 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†	State Street’s 2006 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.8†	State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.9†	Forms of Letter Agreements entered into between State Street and each of Ronald E. Logue, Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 6, 2009 and incorporated herein by reference)

10.10†	State Street’s Management Supplemental Savings Plan, Amended and Restated (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 2, 2007 and incorporated herein by reference)

10.11†	Deferred Compensation Plan for Directors of State Street Corporation, Restated (filed as Exhibit 10.10 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.12†	Amended and Restated Deferred Compensation Plan for Directors of State Street Bank and Trust Company (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 4, 2006 and incorporated herein by reference)

10.13†	Description of compensation arrangements for non-employee directors

10.14†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.15†	Letter Agreement with Scott F. Powers dated April 1, 2008

10.16†	Letter Agreement with Joseph C. Antonellis dated April 26, 2010

10.17A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.18†	Forms of Retention Award Agreements entered into with each of Joseph L. Hooley, Joseph C. Antonellis and Edward J. Resch on October 22, 2009 (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.19†	Form of Retention Award Agreement entered into with James S. Phalen on October 22, 2009 (filed as Exhibit 10.19 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.20†	Form of Retention Award Agreement entered into with Scott F. Powers on June 15, 2010

10.21†	Description of transition award to Ronald E. Logue dated November 18, 2009 (filed as Exhibit 10.20 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

12	Statement of Ratios of Earnings to Fixed Charges

21	Subsidiaries of State Street Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Statement of Condition as of December 31, 2010 and 2009, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.