Form 10-Q
period 2011-03-31
STATE STREET Corp
filed 2011-05-09
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of State Street’s common stock outstanding on April 29, 2011 was 504,038,676

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At March 31, 2011, we had consolidated total assets of $171.80 billion, consolidated total deposits of $107.41 billion, consolidated total shareholders’ equity of $19.18 billion and 29,000 employees.

We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $22.61 trillion of assets under custody and administration and $2.12 trillion of assets under management as of March 31, 2011. Our clients include U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.

We have two lines of business:

Investment Servicing provides products and services including custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loan and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics.

Investment Management, through State Street Global Advisors, or SSgA, provides a broad array of investment management, investment research and other related services, such as securities finance. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds.

Financial information about our lines of business is provided in the “Line of Business Information” section of this Management’s Discussion and Analysis and in note 16 to the consolidated financial statements included in this Form 10-Q.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the first quarter of 2011, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2010. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2010 Form 10-K. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and we apply accounting policies that affect the determination of amounts reported in those financial statements. The majority of the accounting policies applied by us do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to our consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

of the financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.

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

Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2010 Form 10-K. We did not change these accounting policies during the first quarter of 2011.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating,” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Management’s Discussion and Analysis, as well as other reports filed by us under the Securities Exchange Act of 1934 or registration statements filed by us under the Securities Act of 1933, contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry trends, management’s expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings, management’s confidence in our strategies and other matters that do not relate strictly to historical facts. Forward-looking statements are often identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based include, but are not limited to:

•

the manner in which the Federal Reserve and other regulators implement the Dodd-Frank Act and other regulatory initiatives in the U.S. and internationally, including any increases in the minimum regulatory

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

capital ratios applicable to us and regulatory developments that result in changes to our operating model, or other changes to the provision of our services in order to comply with or respond to such regulations;

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

•

increases in the volatility of, or declines in the levels of, our net interest revenue, changes in the composition of the assets carried in our consolidated statement of condition and the possibility that we may be required to change the manner in which we fund those assets;

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

•	the performance of and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•	the possibility that our clients will incur substantial losses in investment pools where we act as agent, and the possibility of significant reductions in the valuation of assets;

•	our ability to attract deposits and other low-cost, short-term funding;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	potential changes to the competitive environment, including changes due to the effects of consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•	our ability to measure the fair value of the investment securities carried in our consolidated statement of condition;

•	the results of litigation, government investigations and similar disputes or proceedings;

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

Therefore, actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2010 Form 10-K. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise the forward-looking statements contained in this Form 10-Q to reflect events after the time it is filed with the SEC. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all political, operational, market, financial and other developments that may adversely affect our consolidated results of operations and financial condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2011	2010(1)	% Change
Total fee revenue	$1,791	$1,540	16%
Net interest revenue	577	661	(13)
Gains (Losses) related to investment securities, net	(7)	95

Total revenue	2,361	2,296	3

Provision for loan losses	(1)	15

Expenses:
Expenses from operations	1,683	1,566	7
Acquisition and restructuring costs	19	13

Total expenses	1,702	1,579	8
Income before income tax expense	660	702	(6)
Income tax expense	189	207

Net income	$471	$495

Adjustments for participating securities(2)	(5)	(3)

Net income available to common shareholders	$466	$492

Earnings per common share:
Basic	$.94	$.99
Diluted	.93	.99
Average common shares outstanding (in thousands):
Basic	497,471	494,588
Diluted	500,980	498,056

Cash dividends declared	$.18	$.01
Return on average common equity	10.5%	13.4%

(1)

Financial results for the quarter ended March 31, 2010 do not include those of the acquired Intesa Sanpaolo securities services business and Mourant International Finance Administration, or MIFA, which acquisitions were completed in the second quarter of 2010.

(2)	Adjustments represented the allocation of earnings to participating securities. See note 15 to the consolidated financial statements included in this Form 10-Q.

Highlights

This section provides highlights with respect to our consolidated financial results for the first quarter of 2011 presented in the preceding table, as well as other information related to the quarter. Additional information about our financial results is provided under “Consolidated Results of Operations,” which follows this section.

Significant Developments

On January 10, 2011, we completed our acquisition of Bank of Ireland’s asset management business, or BIAM. Our acquisition of BIAM provided SSgA with new Ireland-based clients and employees. In addition, we added $23 billion of assets under management as of March 31, 2011, which provided us with additional

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

capabilities with respect to global fundamental equities, fixed-income, cash, asset allocation, property and balanced mandates. Additional information about this acquisition is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

In February 2011, we issued approximately $500 million of 4.956% junior subordinated debentures due 2018, in connection with a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The 6.001% junior subordinated debentures were issued in connection with our concurrent offering of the trust’s 8.25% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as normal APEX. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were redeemed as a result of the remarketing transaction.

In March 2011, we issued $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the above-referenced remarketing transaction. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines.

In March 2011, we issued an aggregate of $2 billion of senior notes, composed of $1 billion of 2.875% notes due 2016, $750 million of 4.375% notes due 2021 and $250 million of floating-rate notes due 2014.

Additional information about certain of these debt and equity issuances is provided under “Financial Condition—Capital” in this Management’s Discussion and Analysis and in notes 7 and 10 to the consolidated financial statements included in this Form 10-Q.

In March 2011, our Board of Directors declared a quarterly common stock dividend of $0.18 per share, payable in April 2011. In addition, in March 2011, the Board approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program supersedes the Board’s prior authorization, under which 13.25 million common shares were available for purchase as of December 31, 2010. Additional information about the dividend and common stock purchase program is provided under “Financial Condition—Capital” in this Management’s Discussion and Analysis.

Financial Results

Total revenue for the first quarter of 2011 increased 3% compared to the same period in 2010; total fee revenue increased 16% and net interest revenue decreased 13% in the same comparison.

Servicing and management fees for the first quarter of 2011 were up 22% and 12%, respectively, compared to the first quarter of 2010. Servicing fee revenue increased mainly due to the addition of revenue from the acquired Intesa and MIFA businesses, which acquisitions were completed during the second quarter of 2010, the impact of new business and improvements in equity market valuations. Management fee revenue increased primarily due to improvements in equity market valuations as well as the addition of revenue from the acquired BIAM business. Trading services revenue increased 25% comparing the first quarter of 2011 with the first quarter of 2010, primarily as a result of higher levels of client volumes in foreign exchange, partly offset by lower volatility, as well as higher electronic trading revenues and strength in transition management, both of which are recorded in brokerage and other fees. In the same comparison, securities finance revenue declined 8% as average lending volumes declined, offset slightly by higher spreads. Processing fees and other revenue decreased 23%, primarily due to net revenue recorded in the first quarter of 2010 related to certain tax-advantaged investments, partly offset by higher levels of revenue in the first quarter of 2011 from our structured products business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the first quarter of 2011, we recorded net interest revenue of $577 million, which included $62 million of discount accretion related to investment securities added to our consolidated statement of condition in connection with the May 2009 asset-backed commercial paper conduit consolidation. Net interest revenue decreased 13% and 12% compared to the prior-year first quarter, on a GAAP and on a fully taxable-equivalent basis, respectively (the latter $608 million compared to $693 million, reflecting increases from tax-equivalent adjustments of $31 million and $32 million, respectively). These decreases were primarily the result of the impact of lower conduit–related accretion due to paydowns and sales during the past year (discount accretion of $62 million for the first quarter of 2011 compared to $212 million for the same period in 2010). The decreases were offset in part by net interest revenue generated from the investment of the deposits added in May 2010 in connection with the Intesa acquisition, as well as favorable short-term funding costs related to higher client deposit volumes.

Net interest margin, computed on fully taxable-equivalent net interest revenue, decreased 49 basis points from 2.34% in the first quarter of 2010 to 1.85% in the first quarter of 2011. The above-mentioned $62 million of discount accretion accounted for 19 basis points of net interest margin for the first quarter of 2011, compared to 72 basis points for the first quarter of 2010. Excluding the effect of discount accretion, fully taxable-equivalent net interest revenue for the first quarter of 2011 would have been $546 million ($608 million less $62 million), an increase of 14% from $481 million ($693 million less $212 million) for the first quarter of 2010. Net interest margin for the first quarter of 2011 would have been 1.66% compared to 1.62% for the first quarter of 2010.

We recorded net realized gains of $4 million from sales of available-for-sale securities during the first quarter of 2011, compared to net realized gains of $192 million during the first quarter of 2010. Separately, we recorded net other-than-temporary impairment of $11 million during the first quarter of 2011, compared to $97 million during the first quarter of 2010, largely related to non-agency mortgage-backed securities. The aggregate net realized gains and net impairment losses resulted in net losses related to investment securities of $7 million for the first quarter of 2011, compared to net gains of $95 million for the same period in 2010.

Total expenses increased 8% for the first quarter of 2011 compared to the first quarter of 2010, mainly as a result of increases in salaries and benefits expense associated with the addition of employees and associated expenses of the acquired Intesa, MIFA and BIAM businesses and higher benefits expenses.

We recorded income tax expense of $189 million for the first quarter of 2011, compared to $207 million for the first quarter of 2010. Our effective tax rate for the first quarter of 2011 was 28.7% compared to 29.5% for the first quarter of 2010, with the decrease primarily the result of the geographic mix of earnings.

During the first quarter of 2011, we won mandates for approximately $300 billion in assets to be serviced; of the total, approximately $115 billion was installed prior to March 31, 2011, with approximately $185 billion expected to be installed in subsequent periods. In addition, of the $390 billion of new asset servicing business from 2010 that had not been installed as of December 31, 2010, approximately $115 billion was installed during the first quarter of 2011. In the aggregate, we expect the remaining $460 billion of new asset servicing business to be installed in the remaining three quarters of 2011. The new asset servicing business not installed by March 31, 2011 was not included in our assets under custody and administration at that date, and had no impact on our servicing fee revenue for the first quarter of 2011, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue.

With respect to the new asset servicing business referenced above, we will provide various services for these assets, including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.

During the first quarter of 2011, we had net new business installed of approximately $29 billion in assets to be managed; in addition, we added approximately $23 billion of managed assets in connection with our acquisition of BIAM. During the first quarter, we won new mandates for approximately $170 billion of business in assets to be managed, $17 billion of which we expect to install in the remaining three quarters of 2011. These new mandates are composed of a variety of investment strategies, mainly passive equities.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the first quarter of 2011 compared to the same period in 2010, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

Information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

	Quarters Ended March 31,
(Dollars in millions)	2011	2010	% Change
Fee revenue:
Servicing fees	$1,095	$895	22%
Management fees	236	211	12
Trading services	302	242	25
Securities finance	66	72	(8)
Processing fees and other	92	120	(23)

Total fee revenue	1,791	1,540	16
Net interest revenue:
Interest revenue	734	878	(16)
Interest expense	157	217	(28)

Net interest revenue	577	661	(13)
Gains (Losses) related to investment securities, net	(7)	95

Total revenue	$2,361	$2,296	3

Fee Revenue

Servicing and management fees collectively comprised approximately 74% and 72% of our total fee revenue for the first quarters of 2011 and 2010, respectively. These fees are influenced by, among other factors, the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by our clients, and are generally affected by changes in worldwide equity and fixed-income valuations.

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

The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect servicing fee and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,303	1,124	16%	1,313	1,116	18%	1,326	1,169	13%
NASDAQ®	2,739	2,281	20	2,754	2,261	22	2,781	2,398	16
MSCI EAFE®	1,701	1,549	10	1,716	1,531	12	1,703	1,584	8

Servicing Fees

The 22% increase in servicing fees for the first quarter of 2011 compared to the first quarter of 2010 primarily resulted from the addition of revenue from the acquired Intesa and MIFA businesses, the impact of new business awarded and installed in prior periods on current period revenue and increases in daily average equity market valuations. For the first quarter of 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees compared to approximately 38% for the first quarter of 2010.

At March 31, 2011, we had aggregate assets under custody and administration, presented in the tables that follow, of $22.61 trillion, which increased $1.08 trillion from $21.53 trillion at December 31, 2010, and increased $3.57 trillion from $19.04 trillion at March 31, 2010. The increases in both comparisons mainly reflected the installation of new business awarded in prior periods, as well as higher asset valuations associated with the improvement in the global financial markets. In addition, the increase from March 31, 2010 reflected the addition of servicing assets from the acquired Intesa and MIFA businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2011	December 31, 2010	March 31, 2010
Mutual funds	$5,717	$5,540	$4,931
Collective funds	4,586	4,350	3,697
Pension products	5,005	4,726	4,449
Insurance and other products	7,301	6,911	5,964

Total	$22,609	$21,527	$19,041

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2011	December 31, 2010	March 31, 2010
Equities	$12,420	$11,000	$9,217
Fixed-income	7,319	7,875	7,090
Short-term and other investments	2,870	2,652	2,734

Total	$22,609	$21,527	$19,041

Management Fees

Management fees increased 12% for the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily the result of increases in average month-end equity market valuations and the addition of revenue from the acquired BIAM business. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of 18% for the first quarter of 2011 compared to the same period in 2010. Management fees generated outside the U.S. were approximately 35% of total management fees for both the first quarter of 2011 and the first quarter of 2010.

At March 31, 2011, we had aggregate assets under management, presented in the tables that follow, of $2.12 trillion, which increased $110 billion from $2.01 trillion at December 31, 2010, and increased $151 billion from $1.97 trillion at March 31, 2010. The increase from December 31, 2010 primarily reflected increases in asset valuations, net new business installed and assets added from our acquisition of BIAM. The increase from March 31, 2010 primarily reflected asset appreciation and the addition of assets from the BIAM acquisition, partly offset by net lost business. New asset management business awarded to us but not installed by March 31, 2011 is not reflected in our assets under management as of March 31, 2011, and will be included in managed assets as the new business is installed. Once installed, the assets generate management fee revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER MANAGEMENT

(In billions)	March 31, 2011	December 31, 2010	March 31, 2010
Passive:
Equities	$703	$655	$531
Fixed-income	353	361	405
Exchange-traded funds(1)	260	255	205
Other	239	210	217

Total Passive	1,555	1,481	1,358
Active:
Equities	53	55	63
Fixed-income	22	20	23
Other	44	28	26

Total Active	119	103	112
Cash	446	426	499

Total	$2,120	$2,010	$1,969

(1)	Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

The following table presents the components of the changes in assets under management during the twelve months ended March 31, 2011:

ASSETS UNDER MANAGEMENT

(In billions)
March 31, 2010	$1,969
Net new business	(54)
Market appreciation	95

December 31, 2010	$2,010
Net new business(1)	29
Assets added from BIAM acquisition	23
Market appreciation	58

March 31, 2011	$2,120

(1)

Reflects the sale of approximately $13 billion of U.S. government securities associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities. Future sales by the U.S. Treasury will reduce our assets under management.

Trading Services

Trading services revenue includes revenue from foreign exchange trading, as well as brokerage and other trading services. We offer a range of foreign exchange services to our clients, which services focus on their global requirements for our proprietary research and the execution of trades in any time zone.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We execute foreign exchange transactions with clients and investments managers that contact our trading desk directly. These types of transactions, which are executed at individually negotiated rates, are referred to as “direct” foreign exchange. In addition, clients may choose to execute foreign exchange transactions through one of our electronic trading platforms. This type of service generates transaction fees. Finally, clients or their investment managers may elect to route foreign exchange transactions through our asset servicing business. We enter into these types of transactions, which are referred to as “indirect” foreign exchange, as a dealer, and we charge the client a set rate based on a published formula.

We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor.

Trading services revenue increased 25% for the first quarter of 2011 compared to the first quarter of 2010. Foreign exchange trading revenue for the first quarter of 2011 totaled $160 million, a 19% increase from $134 million for the first quarter of 2010, primarily the result of higher client volumes, partly offset by a decline in currency volatility. Brokerage and other trading fees were $142 million for the first quarter of 2011, up 31% from $108 million in the first quarter of 2010, with the increase largely attributable to higher electronic trading volumes and higher levels of transition management.

Securities Finance

Information about the agency lending fund and SSgA lending fund components of our securities finance business is included under “Consolidated Results of Operations—Total Revenue—Securities Finance” in Management’s Discussion and Analysis in our 2010 Form 10-K.

Market influences continued to affect our revenue from, and the profitability of, our securities lending activities during the first quarter of 2011, and may do so in future periods. Securities finance revenue for the first quarter of 2011 decreased 8% compared to the first quarter of 2010, substantially the result of a 13% decline in the average volume of securities on loan, from $412 billion for the first quarter of 2010 to $359 billion for the first quarter of 2011 (with the average down 2% from $368 billion for the fourth quarter of 2010), partly offset by improved spreads across all lending programs. Spreads, which had declined significantly compared to those earned in late 2007 and throughout 2008, increased 10% for the first quarter of 2011 compared to those for the first quarter of 2010.

As previously reported, in December 2010, we divided certain of the agency lending collateral pools into liquidity pools, from which clients can obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. These actions were taken to provide greater flexibility to participants with respect to their control of their level of participation in our agency lending program. As of March 31, 2011, the aggregate net assets of the liquidity pools and duration pools were $22.6 billion and $9.2 billion, respectively, compared to $26.2 billion and $11.8 billion, respectively, as of December 31, 2010. The decline in the aggregate net assets of the duration pools from year-end 2010 reflected both paydowns on securities held by some of the pools and in-kind redemptions by clients into separately managed accounts. These declines were partly offset by improvement in the market value of securities held by the pools. The return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $252 million as of March 31, 2011, compared to $319 million as of December 31, 2010. This amount is expected to be eliminated as the assets in the duration pools mature or pay down.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Processing Fees and Other

Processing fees and other revenue decreased to $92 million for the first quarter of 2011 compared to $120 million for the same period in 2010, primarily due to net revenue recorded in the first quarter of 2010 related to certain tax-advantaged investments, including a gain from a buyout of a leasing transaction. This decrease was partly offset by higher levels of revenue in the first quarter of 2011 from our structured products business.

NET INTEREST REVENUE

The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the quarters ended March 31:

	2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$14,057	$27	.79%	$10,348	$19	.75%
Securities purchased under resale agreements	4,877	10	.83	2,697	4	.61
Trading account assets	2,136	—	—	148	—	—
Investment securities	95,703	647	2.74	94,814	774	3.31
Loans and leases	12,738	81	2.56	11,104	112	4.10
Other interest-earning assets	3,818	—	.02	1,106	1	.23

Total interest-earning assets	$133,329	$765	2.32	$120,217	$910	3.07

Interest-bearing deposits:
U.S.	$5,151	$6	.44%	$7,168	$6	.36%
Non-U.S.	78,721	52	.27	60,561	27	.18
Securities sold under repurchase agreements	9,053	2	.10	8,478	1	.06
Federal funds purchased	1,175	—	.04	1,558	—	.02
Other short-term borrowings	5,703	25	1.73	16,836	110	2.64
Long-term debt	8,912	71	3.20	8,833	72	3.28
Other interest-bearing liabilities	2,135	1	.25	632	1	.44

Total interest-bearing liabilities	$110,850	$157	.57	$104,066	$217	.85

Interest-rate spread			1.75%			2.22%
Net interest revenue—fully taxable-equivalent basis(1)		$608			$693

Net interest margin—fully taxable-equivalent basis			1.85%			2.34%
Net interest revenue—GAAP basis		$577			$661

(1)	Amounts included fully taxable-equivalent adjustments of $31 million for 2011 and $32 million for 2010.

Net interest revenue is defined as the total of interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases, and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between fully taxable-equivalent net interest revenue and total average interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.

For the first quarter of 2011, on a GAAP and on a fully taxable-equivalent basis, net interest revenue decreased 13% and 12%, respectively, compared to the same period in 2010 (with fully taxable-equivalent net interest revenue reflective of tax-equivalent adjustments of $31 million and $32 million, respectively). The decrease was mainly the result of lower discount accretion associated with former conduit securities, more fully described below, as the level of accretion was affected by paydowns and sales, particularly the investment portfolio repositioning completed in December 2010. If the discount accretion related to former conduit securities was excluded, fully taxable-equivalent net interest revenue for the first quarter of 2011 would have increased to $546 million ($608 million presented in the preceding table less accretion of $62 million) from $481 million ($693 million presented in the preceding table less accretion of $212 million), an increase of 14%. The increase excluding discount accretion was primarily the result of net interest revenue generated from the investment of the Intesa-related deposits added in May 2010 in connection with that acquisition, as well as favorable short-term funding costs related to a higher volume of client deposits.

Subsequent to the consolidation of the asset-backed commercial paper conduits in May 2009, we have recorded aggregate discount accretion in interest revenue of $1.40 billion ($621 million in 2009, $712 million in 2010 and $62 million in the first quarter of 2011). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risk and other characteristics associated with our investment portfolio, including any resulting sales of securities from which we would otherwise generate accretion, such as the portfolio repositioning that we completed in December 2010.

Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, and may increase the volatility of our net interest revenue and margin; the December 2010 portfolio repositioning resulted in a significant decrease in the discount accretion that we expect to recognize in future periods. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2011 to generate aggregate discount accretion in future periods of approximately $1.29 billion over their remaining terms.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $14.06 billion for the first quarter of 2011, an increase of 36% compared to $10.35 billion for the first quarter of 2010. An average of $3.71 billion was held at the Federal Reserve Bank during the first quarter of 2011, a decrease of 36% compared to $5.78 billion held during the first quarter of 2010, with balances in both periods exceeding minimum reserve requirements.

Average securities purchased under resale agreements increased 81% from $2.70 billion for the first quarter of 2010 to $4.88 billion for the first quarter of 2011. Average trading account assets increased from $148 million for the first quarter of 2010 to $2.14 billion for the first quarter of 2011. Both averages benefited from an increase in client demand with respect to our new interest-rate products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our average investment securities portfolio increased slightly from $94.81 billion for the first quarter of 2010 to approximately $95.70 billion for the first quarter of 2011, generally the result of continued purchases of securities pursuant to our re-investment strategy, partly offset by maturities and sales of securities during the quarter. In December 2010, we repositioned our portfolio by selling approximately $11 billion of mortgage- and asset-backed securities. By the end of 2010, we had re-invested approximately $7 billion of the proceeds from the repositioning, primarily in agency mortgage-backed securities. During the first quarter of 2011, we invested an additional $15 billion in highly rated U.S. Treasury securities, agency mortgage-backed securities and asset-backed securities. As of March 31, 2011, securities rated “AAA” and “AA” comprised approximately 90% of our portfolio (with approximately 80% rated “AAA”) compared to 81% rated “AAA” and “AA” (with approximately 69% rated “AAA”) as of March 31, 2010, with the change resulting primarily from the effects of the December 2010 repositioning and subsequent re-investment.

Loans and leases averaged $12.74 billion for the first quarter of 2011, up 15% from $11.10 billion in the first quarter of 2010. The increase was primarily due to higher client demand for short-duration liquidity, offset in part by a decrease in the purchased receivables added in connection with the conduit consolidation, mainly from paydowns. For the first quarter of 2011, approximately 28% of the average loan and lease portfolio was composed of U.S. and non-U.S. short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. For the first quarter of 2010, these advances comprised approximately 20% of the average loan and lease portfolio. In the aggregate, these short-duration advances averaged approximately $3.56 billion for the first quarter of 2011, up 64% from $2.17 billion for the first quarter of 2010. U.S. short-duration advances averaged approximately $1.83 billion for the first quarter of 2011, up 16% compared to $1.58 billion for the first quarter of 2010. Average non-U.S. short-duration advances increased 189% to $1.72 billion for the first quarter of 2011, mainly due to activity associated with clients added in connection with the Intesa acquisition.

Average interest-bearing deposits increased 24%, from $67.73 billion for the first quarter of 2010, to $83.87 billion for the first quarter of 2011. The increases reflected the client deposits added in connection with the Intesa acquisition, as well as higher levels of transaction accounts associated with new business in assets under custody and administration.

Average other short-term borrowings decreased 66% to $5.70 billion for the first quarter of 2011, as higher levels of client deposits provided additional liquidity. Average long-term debt increased slightly to $8.91 billion for the first quarter of 2011, reflecting the issuance of an aggregate of $2 billion of senior notes by us in March 2011, partly offset by the maturity of $1 billion of senior notes in February 2011 previously issued by State Street Bank under the FDIC’s Temporary Liquidity Guarantee Program. Additional information about long-term debt is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment portfolio; and the relative impact of the yields earned on the securities purchased by us with the proceeds from the December 2010 portfolio repositioning compared to the yields earned on the securities sold. Based on market conditions, we have continued to re-invest the proceeds from paydowns and maturities of securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net

In connection with our ongoing management of the investment portfolio, we may, from time to time, sell available-for-sale securities, to manage risk, to reduce our risk profile, to take advantage of favorable market conditions, or for other reasons. We recorded net realized gains of $4 million from sales of approximately $3.94 billion of available-for-sale securities in the first quarter of 2011, compared to net realized gains of $192 million from sales of approximately $5.73 billion of available-for-sale securities in the first quarter of 2010.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in the first quarter of 2011 was $35 million. Of this total, $24 million related to factors other than credit, and was recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition, and the remaining $11 million was recorded in our consolidated statement of income.

For the first quarter of 2011, the impairment losses were largely related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the quarter. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

The following table presents realized gains from sales, and the components of net impairment losses, included in net gains and losses related to investment securities, for the quarters ended March 31:

	2011	2010
(In millions)
Net realized gains from sales of available-for-sale securities	$4	$192

Gross losses from other-than-temporary impairment	(35)	(240)
Losses not related to credit	24	143

Net impairment losses	(11)	(97)

Gains (Losses) related to investment securities, net	$(7)	$95

Impairment associated with expected credit losses	$(5)	$(89)
Impairment associated with adverse changes in timing of expected future cash flows	(6)	(8)

Net impairment losses	$(11)	$(97)

Additional information about investment securities, the gross gains and gross losses that compose the net realized gains from sales of available-for-sale securities presented in the table above, and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $(1) million for the first quarter of 2011 and $15 million for the first quarter of 2010. The majority of the provision recorded in the 2010 period resulted from a revaluation of the collateral supporting a commercial real estate loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We review our loans and leases on a regular basis, in connection with our evaluation of the allowance for loan losses, and consider factors including the effect of economic conditions on borrowers’ ability to repay, the estimated value of any underlying collateral, the contract terms underlying extensions of credit and previous loss experience. Provisions for loan losses reflect our estimate of the amount necessary to maintain the allowance at a level considered by us to be appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. We review the commercial real estate loans quarterly, and any provisions for loan losses reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors. Future changes in expectations with respect to these loans or in our estimates of probable credit losses inherent in the loan and lease portfolio could result in additional provisions for loan losses.

EXPENSES

The following table presents the components of expenses for the quarters ended March 31:

(Dollars in millions)	2011	2010	% Change
Salaries and employee benefits	$974	$883	10%
Information systems and communications	191	167	14
Transaction processing services	180	153	18
Occupancy	107	118	(9)
Acquisition and restructuring costs	19	13
Other:
Professional services	82	81	1
Amortization of other intangible assets	49	34	44
Securities processing costs (recoveries)	(5)	58	(109)
Regulator fees and assessments	6	11	(45)
Other	99	61	62

Total other	231	245	(6)

Total expenses	$1,702	$1,579	8

Number of employees at quarter-end	29,000	27,700

The increase in salaries and employee benefits expenses for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the addition of the employees and associated expenses of the acquired Intesa, MIFA and BIAM businesses subsequent to their respective acquisition dates, and higher benefits expenses, partly offset by lower medical insurance costs.

Information systems and communications expenses for the first quarter of 2011 increased compared to the first quarter of 2010 primarily due to the addition of expenses from the acquired Intesa and MIFA businesses subsequent to their respective acquisition dates and higher levels of spending on telecommunications hardware and software for our global infrastructure. Transaction processing services expenses, which are volume-related and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services, increased due to higher levels of sub-custodian services, higher external contract services costs related to increases in transaction volumes and higher broker fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the first quarter of 2011, we recorded $19 million of acquisition and restructuring costs, composed of $14 million of merger and integration costs related to the Intesa, MIFA and BIAM acquisitions and $5 million of restructuring charges related to the business operations and information technology transformation program described below.

In November 2010, we announced a global multi-year program designed to enhance service excellence and innovation, deliver increased efficiencies in our operating model and position us for accelerated growth. The program includes operational and information technology enhancements and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To implement this program, we expect to recognize aggregate restructuring charges of approximately $400 million to $450 million over four years.

During the fourth quarter of 2010, in connection with the program, we recorded restructuring charges of $156 million in our 2010 consolidated statement of income and initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which we expect to have substantially completed by the end of 2011. These charges also included costs related to actions taken by us to reduce our occupancy costs through real estate consolidation.

Excluding related restructuring charges, we expect the program to reduce our expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014. Information with respect to activity during the first quarter of 2011 in the balance sheet reserve related to the program is provided in note 14 to the consolidated financial statements included in this Form 10-Q.

The decrease in aggregate other expenses (professional services, amortization of other intangible assets, securities processing, regulator fees and assessments, and other) for the first quarter of 2011 compared to the first quarter of 2010 resulted primarily from lower securities processing costs. This decrease was offset by lower insurance recoveries and by amortization of other intangible assets recorded in the first quarter of 2011 in connection with the second-quarter 2010 Intesa and MIFA acquisitions.

INCOME TAX EXPENSE

We recorded income tax expense of $189 million for the first quarter of 2011, compared to $207 million for the first quarter of 2010. Our effective tax rate for the first quarter of 2011 was 28.7% compared to 29.5% for the first quarter of 2010, with the decrease primarily due to the geographic mix of earnings.

LINE OF BUSINESS INFORMATION

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies with respect to these lines of business, is provided in note 24 to the consolidated financial statements included in our 2010 Form 10-K.

The following table presents our line-of-business results. The amount presented in the “Other” column for 2011 represents merger and integration costs associated with acquisitions and restructuring charges associated with our business operations and information technology transformation program. The amount presented in the “Other” column for 2010 represents merger and integration costs. The amounts in both “Other” columns were not allocated to State Street’s business lines. During the first quarter of 2011, management revised its methodology

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Prior-year net interest revenue and average assets have been restated for comparative purposes to reflect the revised methodology.

	For the Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,095	$895					$1,095	$895
Management fees	—	—	$236	$211			236	211
Trading services	302	242	—	—			302	242
Securities finance	59	58	7	14			66	72
Processing fees and other	69	90	23	30			92	120

Total fee revenue	1,525	1,285	266	255			1,791	1,540
Net interest revenue	535	627	42	34			577	661
Gains (Losses) related to investment securities, net	(7)	95	—	—			(7)	95

Total revenue	2,053	2,007	308	289			2,361	2,296
Provision for loan losses	(1)	15	—	—			(1)	15
Expenses from operations	1,453	1,348	230	218			1,683	1,566
Acquisition and restructuring costs	—	—	—	—	$19	$13	19	13

Total expenses	1,453	1,348	230	218	19	13	1,702	1,579

Income from continuing operations before income taxes	$601	$644	$78	$71	$(19)	$(13)	$660	$702

Pre-tax margin	29%	32%	25%	25%
Average assets (in billions)	$153.5	$137.9	$5.1	$5.0			$158.6	$142.9

Investment Servicing

Total revenue for the first quarter of 2011 increased 2% compared to the first quarter of 2010. Total fee revenue increased 19% in the same comparison, with increases in total fee revenue attributable to growth in servicing fees and trading services revenue, partly offset by a decline in processing fees and other revenue.

The increase in servicing fees resulted from the addition of revenue from the acquired Intesa and MIFA businesses, the impact of new business awarded and installed in prior periods on current period revenue and increases in daily average equity market valuations. Trading services revenue increased as a result of higher client volumes in foreign exchange trading, partly offset by a decline in currency volatility, as well as higher electronic trading volumes and higher levels of transition management, both of which are recorded in brokerage and other fees.

Processing fees and other revenue declined, primarily due to net revenue recorded in the first quarter of 2010 related to certain tax-advantaged investments, including a gain from a buyout of a leasing transaction. This decrease was partly offset by higher levels of revenue in the first quarter of 2011 from our structured products business.

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

Net interest revenue for the first quarter of 2011 decreased 15% compared to the first quarter of 2010, primarily as a result of lower discount accretion associated with former conduit securities, partly offset by net interest revenue generated from the investment of the Intesa deposits added in May 2010 in connection with that acquisition. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of client liabilities attributable to that business.

Total expenses for the first quarter of 2011 increased 8% compared to the first quarter of 2010, primarily due to the addition of the employees and associated expenses of the acquired Intesa and MIFA businesses.

Investment Management

Total revenue for the first quarter of 2011 increased 7% compared to the first quarter of 2010, primarily as a result of increases in management fees and net interest revenue. Management fees, generated by SSgA, increased 12% in the first quarter of 2011 compared to the first quarter of 2010, due to improvements in equity market valuations and the addition of revenue from the acquired BIAM business. Net interest revenue for the first quarter of 2011 increased 24% compared to the first quarter of 2010, primarily as a result of the impact of a higher volume of client deposits.

Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

Total expenses for the first quarter of 2011 increased 6% compared to the first quarter of 2010, due to lower insurance recoveries and higher salaries and employee benefits expenses related to higher benefits requirements for payroll taxes, and the addition of the employees and associated expenses of the acquired BIAM business.

FINANCIAL CONDITION

The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management businesses. Our clients’ needs and our operating objectives determine balance sheet volume, mix and currency denomination. As our clients execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.

Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities, although the weighted-average maturities of our assets are significantly longer than the contractual maturities of our liabilities. As a result, our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-term money-market instruments, such as interest-bearing deposits and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As our non-U.S. business activities continue to grow, we have expanded our capabilities and processes to enable us to manage the liabilities generated by our core businesses and the related assets in which these liabilities are invested, in a manner that more closely aligns our businesses and related activities with the cash management, investment activities and other operations of our clients. As a result, the structure of our statement of condition continues to evolve to reflect these efforts.

Additional information about our average balance sheet, primarily our interest-earning assets and interest-bearing liabilities, is included in the “Consolidated Results of Operations—Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis.

The following table presents the components of average total assets, average total liabilities and average shareholders’ equity for the quarters ended March 31:

	2011 Average Balance	2010 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$14,057	$10,348
Securities purchased under resale agreements	4,877	2,697
Trading account assets	2,136	148
Investment securities	95,703	94,814
Loans and leases	12,738	11,104
Other interest-earning assets	3,818	1,106

Total interest-earning assets	133,329	120,217
Cash and due from banks	2,485	2,452
Other assets	22,746	20,255

Total assets	$158,560	$142,924

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$5,151	$7,168
Non-U.S.	78,721	60,561

Total interest-bearing deposits	83,872	67,729
Securities sold under repurchase agreements	9,053	8,478
Federal funds purchased	1,175	1,558
Other short-term borrowings	5,703	16,836
Long-term debt	8,912	8,833
Other interest-bearing liabilities	2,135	632

Total interest-bearing liabilities	110,850	104,066
Non-interest-bearing deposits	16,612	13,387
Other liabilities	12,829	10,487
Preferred shareholders’ equity	94	—
Common shareholders’ equity	18,175	14,984

Total liabilities and shareholders’ equity	$158,560	$142,924

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,457	$7,577
Mortgage-backed securities	26,877	23,640
Asset-backed securities:
Student loans(1)	15,924	14,416
Credit cards	8,539	7,451
Sub-prime	1,754	1,818
Other	1,597	1,588

Total asset-backed securities	27,814	25,273

Non-U.S. debt securities:
Mortgage-backed securities	8,140	6,294
Asset-backed securities	4,542	2,920
Government securities	2,770	2,913
Other	947	918

Total non-U.S. debt securities	16,399	13,045

State and political subdivisions	6,606	6,604
Collateralized mortgage obligations	2,034	1,861
Other U.S. debt securities	2,717	2,640
U.S. equity securities	634	1,115
Non-U.S. equity securities	153	126

Total	$90,691	$81,881

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$364	$413
Asset-backed securities	53	64
Non-U.S. debt securities:
Mortgage-backed securities	6,211	6,332
Asset-backed securities	644	646
Government securities	452	—
Other	217	208

Total non-U.S. debt securities	7,524	7,186

State and political subdivisions	126	134
Collateralized mortgage obligations	4,186	4,452

Total	$12,253	$12,249

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Additional information about our investment securities portfolio is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities and in the context of our overall balance sheet structure, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.

The portfolio is concentrated in securities with high credit quality, with approximately 90% of the carrying value of the portfolio “AAA” or “AA” rated as of March 31, 2011. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	March 31, 2011	December 31, 2010
AAA(1)	80%	79%
AA	10	11
A	6	6
BBB	2	2
Below BBB	2	2

	100%	100%

(1)	Includes U.S. Treasury securities.

As of March 31, 2011, the investment portfolio of approximately 9,885 securities was diversified with respect to asset class. Approximately 79% of the aggregate period-end carrying value of the portfolio was composed of mortgage-backed and asset-backed securities. The largely floating-rate asset-backed portfolio consists primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities are split between securities of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Approximately 23% of the aggregate period-end carrying value of the portfolio is composed of non-U.S. debt securities. The following table summarizes our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Available for sale:
United Kingdom	$5,906	$4,451
Netherlands	2,892	2,320
Canada	1,948	2,138
Australia	1,817	1,332
Germany	1,349	916
Cayman Islands	1,160	981
France	328	219
Spain	292	285
Other	707	403

Total	$16,399	$13,045

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(In millions)	March 31, 2011	December 31, 2010
Held to maturity:
United Kingdom	$3,130	$3,190
Australia	3,054	3,121
Korea	451	—
Italy	354	342
Spain	250	245
Other	285	288

Total	$7,524	$7,186

Approximately 86% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” and “AA” as of March 31, 2011. As of that date, the securities had an aggregate pre-tax unrealized gain of approximately $68 million and an average market-to-book ratio of 100.3%. The majority is floating-rate securities, and accordingly the aggregate holdings have minimal interest-rate risk. The underlying collateral includes U.K. prime mortgages, Netherlands mortgages and German automobiles. The “other” category of available-for-sale securities included approximately $195 million and $35 million of securities as of March 31, 2011 and December 31, 2010, respectively, related to Portugal and Italy, substantially all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $172 million and $167 million of securities as of March 31, 2011 and December 31, 2010, respectively, related to Portugal and Greece, all of which were mortgage-backed securities.

Impairment

The following table presents net unrealized losses on securities available for sale as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Fair value	$90,691	$81,881
Amortized cost	91,009	82,329

Net unrealized loss, pre-tax	$(318)	$(448)

Net unrealized loss, after-tax	$(192)	$(270)

The net unrealized loss amounts excluded the remaining net unrealized loss of $474 million, or $293 million after-tax, and $523 million, or $317 million after-tax, respectively, as of March 31, 2011 and December 31, 2010, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts were recorded in accumulated other comprehensive income. The decline in the remaining after-tax unrealized loss resulted primarily from amortization.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is broken into a credit component and a non-credit component. The credit component is recorded in our consolidated statement of income, and the non-credit component is recorded in other comprehensive income to the extent that management does not intend to sell the security.

Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 3, of economic and security-specific factors. Such factors are based on estimates, derived by management, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.

Given the exposure of our investment securities portfolio, particularly mortgage-backed and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a significant driver of the portfolio’s credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2010, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 31% peak-to-current. Overall, management’s expectation is that information as of March 31, 2011 will indicate that peak-to-current housing prices will have declined by an additional 5% to 10%.

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

The sensitivity estimates discussed above are based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of March 31, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

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

Loans and Leases

The following table presents our recorded investment in U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Institutional:
U.S.	$7,907	$7,001
Non-U.S.	4,123	4,192
Commercial real estate:
U.S.	696	764

Total loans and leases	$12,726	$11,957
Allowance for loan losses	(80)	(100)

Loans and leases, net of allowance for loan losses	$12,646	$11,857

Additional information with respect to these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.

The increase in the U.S. portion of the institutional segment was generally the result of a higher level of short-duration advances to clients. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature. Aggregate short-duration advances to our clients included in the institutional segment were $3.64 billion and $2.63 billion at March 31, 2011 and December 31, 2010, respectively. The decline in the commercial real estate loans was mainly associated with the charge-off of an acquired credit-impaired loan on which we foreclosed during the first quarter. This foreclosure is more fully described in note 4 to the consolidated financial statements included in this Form 10-Q.

As of March 31, 2011, we held an aggregate of approximately $302 million of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. There were $307 million of troubled debt restructurings outstanding as of December 31, 2010.

As of March 31, 2011 and December 31, 2010, approximately $93 million and $158 million, respectively, of the aforementioned commercial real estate loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents activity in the allowance for loan losses for the quarters ended March 31:

(In millions)	2011	2010
	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$100	$ 79
Charge-offs	(19)	(3)
Provisions	(1)	15

Ending balance	$80	$ 91

The charge-offs recorded in the first quarter of 2011 related to a foreclosure on an acquired credit-impaired loan during the first quarter; additional information is provided in note 4 to the consolidated financial statements included in this Form 10-Q. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a commercial real estate loan.

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. With respect to CRE loans, which are reviewed quarterly, management also considers its expectations with respect to future cash flows from those loans. These expectations are based, among other things, on an assessment of economic conditions in the commercial real estate market and other factors.

Cross-Border Outstandings

Additional information with respect to cross-border outstandings is provided under “Financial Condition—Cross-Border Outstandings” in Management’s Discussion and Analysis included in our 2010 Form 10-K. Cross-border outstandings to countries in which we do business and which amounted to at least 1% of our consolidated total assets were as follows as of the dates indicated (no cross-border outstandings to any countries totaled between 0.75% and 1% of our consolidated total assets as of March 31, 2011 or December 31, 2010):

(In millions)	March 31, 2011	December 31, 2010
United Kingdom	$11,774	$8,781
Germany	5,460	6,936
Australia	5,607	5,559
Canada	3,023	2,478
Netherlands	2,738	2,574

The aggregate cross-border outstandings presented in the table represented 17% and 16% of our consolidated total assets as of March 31, 2011 and December 31, 2010, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Additional information about our capital management process is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

At March 31, 2011, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Tier 1 risk-based capital ratio	4%	6%	19.6%	20.5%	17.4%	18.1%
Total risk-based capital ratio	8	10	21.6	22.0	19.7	19.9
Tier 1 leverage ratio	4	5	8.7	8.2	7.6	7.1
Tier 1 risk-based capital			$13,077	$12,325	$11,186	$10,489
Total risk-based capital			14,380	13,231	12,663	11,565
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$50,293	$46,209	$47,981	$44,103
Off-balance sheet equivalent risk-weighted assets			15,254	13,177	15,254	13,177
Market risk equivalent assets			1,050	791	1,002	750

Total			$66,597	$60,177	$64,237	$58,030

Adjusted quarterly average assets			$149,824	$150,770	$147,034	$147,908

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

At March 31, 2011, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios declined slightly compared to December 31, 2010. The declines resulted primarily from increases in total risk-weighted assets, partly offset by the impact of higher capital associated with net income, other comprehensive income and the APEX remarketing transaction. The increases in risk-weighted assets were primarily related to balance sheet growth mainly associated with higher levels of investment securities. The increases in the tier 1 leverage ratios for both entities were generally due to the impact of the above-described increases in capital and decreases in adjusted quarterly average assets. At March 31, 2011, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well-capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First-Quarter 2011 Developments

In February 2011, we issued approximately $500 million of 4.956% junior subordinated debentures due 2018, in connection with a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The 6.001% junior subordinated debentures were issued in connection with our concurrent offering of the trust’s 8.25% fixed-to-floating rate normal APEX. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were redeemed as a result of the remarketing transaction.

In March 2011, we issued $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the above-referenced remarketing transaction. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines.

In March 2011, our Board of Directors declared a quarterly common stock dividend of $0.18 per share, payable in April 2011. This dividend represents a $0.17 per share increase from our most recent quarterly dividend of $0.01 per share declared in the fourth quarter of 2010, and is the first increase in our quarterly dividend since we announced a reduction of our dividend in the first quarter of 2009 in connection with our plan to strengthen our tangible common equity.

In March 2011, the Board approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program supersedes the Board’s prior authorization, under which 13.25 million common shares were available for purchase as of December 31, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

We believe, however, that we will be able to comply with the relevant Basel II and Basel III regulatory capital requirements when and as applied to us.

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

Liquidity

The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by the asset structure in our consolidated statement of condition. Additional information about our liquidity is provided under “Financial Condition—Liquidity” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

Sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.

Uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-term money market assets which are recorded in our consolidated statement of condition and would be available to meet cash needs. As of March 31, 2011, this wholesale CD portfolio totaled $2.19 billion, compared to $6.82 billion at December 31, 2010. As of March 31, 2011, we had no conduit-issued asset-backed commercial paper outstanding to third parties, compared to $1.92 billion at December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly. As of March 31, 2011, the value of our liquid assets, as defined, totaled $95.24 billion, compared to $83.41 billion at December 31, 2010. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $13.29 billion at central banks as of March 31, 2011, compared to $16.61 billion as of December 31, 2010.

Aggregate investment securities carried at $44.50 billion as of March 31, 2011, compared to $44.81 billion as of December 31, 2010, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of March 31, 2011, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based on our level of liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers overall liquidity as of March 31, 2011 to be sufficient to meet State Street’s current commitments and business needs, including supporting the liquidity of the commercial paper conduits and accommodating the transaction and cash management needs of our clients.

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In March 2011, we issued an aggregate of $2 billion of senior notes, composed of $1 billion of 2.875% notes due 2016, $750 million of 4.375% notes due 2021 and $250 million of floating-rate notes due 2014. Additional information about the notes is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

In the future, we may issue additional securities pursuant to our shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a corporate commercial paper program, unrelated to the conduit asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At March 31, 2011, we had $2.65 billion of commercial paper outstanding, compared to $2.80 billion at December 31, 2010.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of March 31, 2011, State Street Bank’s outstanding unsecured senior notes issued under this Board authority totaled $1.45 billion, as $1 billion of senior notes matured in March 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $825 million, as of March 31, 2011, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2011, no balance was outstanding on this line of credit.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for a more precise assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balance risk and return. Additional information about our process for managing market risk for both our trading and asset-and-liability management activities, as well as credit risk, operational risk and business risk, can be found under “Financial Condition—Risk Management” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

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

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, and interest-rate futures. As of March 31, 2011, the aggregate notional amount of these derivatives was $1.04 trillion, of which $798.69 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with applicable regulatory guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions.

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

VALUE-AT-RISK

	For the Quarters Ended March 31,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.7	$6.0	$1.1	$3.2	$8.2	$1.3
Interest rates	6.0	9.3	3.4	2.6	4.4	1.6
Total VaR for trading assets	$6.6	$10.5	$3.5	$4.2	$7.7	$2.2

We back-test the estimated one-day VaR on a daily basis. This information is reviewed and used to confirm that all relevant trading positions are properly modeled. For the quarters ended March 31, 2011 and 2010, we did not experience any actual trading losses in excess of our end-of-day VaR estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our VaR methodology also measures VaR associated with certain assets carried in trading account assets in our consolidated statement of condition. These assets are not held in connection with typical trading activities, and thus are not reflected in the foregoing VaR table. In the table below, the VaR associated with these assets is reported as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	For the Quarters Ended March 31,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$6.6	$10.5	$3.5	$4.2	$7.7	$2.2
VaR for non-trading assets	1.7	1.9	1.4	3.6	6.7	2.9
Total regulatory VaR	$8.4	$12.4	$5.0	$7.8	$11.3	$5.4

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of our balance sheet assets and liabilities from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of client deposits generated by our Investment Servicing and Investment Management lines of business. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines. Non-U.S. dollar denominated client liabilities are a significant portion of our consolidated statement of condition. This exposure and the resulting changes in the shape and level of non-U.S. dollar yield curves are included in our consolidated interest-rate risk management process.

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Our use of derivatives is subject to guidelines approved by our Asset, Liability and Capital Committee. Additional information about our use of derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100 basis point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK	Estimated Exposure to Net Interest Revenue
(In millions)	March 31, 2011	December 31, 2010
Rate change:
+100 bps shock	$114	$121
-100 bps shock	(315)	(231)
+100 bps ramp	19	42
-100 bps ramp	(121)	(117)

As of March 31, 2011, NIR sensitivity for an upward-100-basis-point shock in market rates was substantially similar to December 31, 2010. As market rates increase, asset yields rise correspondingly, while client deposit rates lag market rate increases, benefitting NIR under current assumptions. The benefit to NIR is less significant for an upward-100-basis-point ramp, as rates are assumed to increase gradually.

NIR is expected to be more sensitive to a downward-100-basis-point shock in market rates as of March 31, 2011 compared to December 31, 2010. Current assumptions expect non-U.S. market rates to rise sooner than previously forecasted, which generates additional NIR sensitivity as client deposit rates move further from their implicit floors.

Other important factors which affect the levels of NIR are balance sheet size and mix; interest-rate spreads; the slope and interest-rate level of U.S. dollar and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.

The following table presents estimated EVE exposures, calculated as of the dates indicated, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

ECONOMIC VALUE OF EQUITY	Estimated Exposure to Economic Value of Equity
(In millions)	March 31, 2011	December 31, 2010
Rate change:
+200 bps shock	$(1,845)	$(2,058)
- 200 bps shock	547	949

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The decrease in the exposure to EVE for an upward-200-basis-point shock as of March 31, 2011 compared to December 31, 2010 was attributable to the issuance of long-term debt, somewhat mitigated by an increase in long-term interest rates. These same factors account for the decreased benefit to EVE for a downward-200-basis-point shock as of March 31, 2011 compared to December 31, 2010.

Credit Risk

Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit and counterparty risk for both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on each counterparty’s risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake.

An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. We evaluate the creditworthiness of our counterparties on an ongoing basis, but at least annually. Some exposures are reviewed daily. Processes for credit approval and monitoring are in place for all credit extensions. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual. Exposure to these counterparties is regularly evaluated by State Street’s Risk Management group.

We provide, on a limited basis, traditional loan products and services to key clients in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based on credit quality and the overall institutional relationship.

An allowance for loan losses is maintained to absorb estimated probable credit losses inherent in our loan and lease portfolio as of the balance sheet date; this allowance is reviewed on a regular basis by management. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered appropriate relative to the level of estimated probable credit losses inherent in the loan and lease portfolio. Information about provisions for loan losses is included under “Provision for Loan Losses” in this Management’s Discussion and Analysis.

We purchase securities under reverse repurchase agreements, which are agreements to resell. Most repurchase agreements are short-term, with maturities of less than 90 days. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is required from the borrower.

We also provide clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit and standby bond purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the adequacy of this reserve on a regular basis.

On behalf of clients enrolled in our lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $350.29 billion at March 31, 2011, compared to $334.24 billion at December 31, 2010. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $360.92 billion and $343.41 billion as collateral for indemnified securities on loan at March 31, 2011 and December 31, 2010, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $360.92 billion at March 31, 2011 and $343.41 billion at December 31, 2010 referenced above, $94.86 billion at March 31, 2011 and $89.07 billion at December 31, 2010 was invested in indemnified repurchase agreements. We held, as agent, $99.43 billion and $93.29 billion as collateral for indemnified investments in repurchase agreements at March 31, 2011 and December 31, 2010, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Risk Management. Procedures are in place for assessing impaired securities, as discussed in note 3 to the consolidated financial statements included in this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

Information about off-balance sheet arrangements is provided in notes 8, 9 and 12 to the consolidated financial statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Information with respect to new accounting pronouncements is provided in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information with respect to quantitative and qualitative disclosures about market risk is provided under “Financial Condition—Risk Management—Market Risk” in Management’s Discussion and Analysis included in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2011, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2011.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2011, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,095	$895
Management fees	236	211
Trading services	302	242
Securities finance	66	72
Processing fees and other	92	120

Total fee revenue	1,791	1,540

Net interest revenue:
Interest revenue	734	878
Interest expense	157	217

Net interest revenue	577	661

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	4	192
Losses from other-than-temporary impairment	(35)	(240)
Losses not related to credit	24	143

Gains (Losses) related to investment securities, net	(7)	95

Total revenue	2,361	2,296

Provision for loan losses	(1)	15

Expenses:
Salaries and employee benefits	974	883
Information systems and communications	191	167
Transaction processing services	180	153
Occupancy	107	118
Acquisition and restructuring costs	19	13
Professional services	82	81
Amortization of other intangible assets	49	34
Other	100	130

Total expenses	1,702	1,579

Income before income tax expense	660	702
Income tax expense	189	207

Net income	$471	$495

Net income available to common shareholders	$466	$492

Earnings per common share:
Basic	$.94	$.99
Diluted	.93	.99

Average common shares outstanding (in thousands):
Basic	497,471	494,588
Diluted	500,980	498,056
Cash dividends declared per share	$.18	$.01

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2011	December 31, 2010
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$2,637	$3,311
Interest-bearing deposits with banks	19,984	22,234
Securities purchased under resale agreements	2,253	2,928
Trading account assets	1,832	479
Investment securities available for sale	90,691	81,881
Investment securities held to maturity (fair value of $12,655 and $12,576)	12,253	12,249
Loans and leases (less allowance for losses of $80 and $100)	12,646	11,857
Premises and equipment (net of accumulated depreciation of $3,523 and $3,425)	1,845	1,843
Accrued income receivable	1,850	1,733
Goodwill	5,720	5,597
Other intangible assets	2,644	2,593
Other assets	17,441	13,800

Total assets	$171,796	$160,505

Liabilities
Deposits:
Noninterest-bearing	$23,667	$17,464
Interest-bearing—U.S.	2,581	6,957
Interest-bearing—Non-U.S.	81,166	73,924

Total deposits	107,414	98,345
Securities sold under repurchase agreements	7,133	7,599
Federal funds purchased	4,605	7,748
Other short-term borrowings	8,060	8,694
Accrued expenses and other liabilities	15,873	11,782
Long-term debt	9,531	8,550

Total liabilities	152,616	142,718

Commitments and contingencies (note 8)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	—
Common stock, $1 par: 750,000,000 shares authorized; 503,995,215 and 502,064,454 shares issued	504	502
Surplus	9,416	9,356
Retained earnings	9,013	8,634
Accumulated other comprehensive loss	(238)	(689)
Treasury stock, at cost (401,849 and 420,016 shares)	(15)	(16)

Total shareholders’ equity	19,180	17,787

Total liabilities and shareholders’ equity	$171,796	$160,505

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2009		495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Balance at January 1, 2010		495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					495				495
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $395						659			659
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $(5)						(4)			(4)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(30)						(50)			(50)
Foreign currency translation, net of related taxes of $80						(227)			(227)
Change in net unrealized losses on cash flow hedges, net of related taxes of $(1)						2			2

Total comprehensive income					495	380			875
Cash dividends declared—$.01 per common share					(5)				(5)
Common stock awards and options exercised, including related taxes of $(11)		6,382	7	42					49
Other							(3)	—	—

Balance at March 31, 2010		501,748	$502	$9,222	$7,588	$(1,885)	429	$(17)	$15,410

Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Comprehensive income:
Net income					471				471
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment, expected losses from other-than-temporary impairment related to factors other than credit and related taxes of $48						67			67
Change in net unrealized loss on fair value hedges of available-for-sale securities, net of related taxes of $10						15			15
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2						3			3
Foreign currency translation, net of related taxes of $(23)						360			360
Change in net unrealized losses on cash flow hedges, net of related taxes of $1						(1)			(1)
Change in minimum pension liability, net of related taxes of $4						7			7

Total comprehensive income					471	451			922
Preferred stock issued	$500								500
Cash dividends declared—$.18 per common share					(92)				(92)
Common stock awards and options exercised, including related taxes of $(4)		1,931	2	71					73
Other				(11)			(18)	1	(10)

Balance at March 31, 2011	$500	503,995	$504	$9,416	$9,013	$(238)	402	$(15)	$19,180

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
(In millions)
Operating Activities:
Net income	$471	$495
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	10	109
Amortization of other intangible assets	49	34
Other non-cash adjustments for depreciation, amortization and accretion	10	(148)
(Gains) Losses related to investment securities, net	7	(95)
Change in trading account assets, net	(1,353)	1
Change in accrued income receivable	(117)	(66)
Change in collateral deposits	(1,981)	783
Change in trading liabilities, net	1,440	—
Other, net	116	690

Net cash (used in) provided by operating activities	(1,348)	1,803

Investing Activities:
Net decrease in interest-bearing deposits with banks	2,250	2,363
Net decrease in securities purchased under resale agreements	675	473
Proceeds from sales of available-for-sale securities	3,935	5,726
Proceeds from maturities of available-for-sale securities	7,329	11,371
Purchases of available-for-sale securities	(19,008)	(16,528)
Proceeds from maturities of held-to-maturity securities	629	1,185
Purchases of held-to-maturity securities	(452)	(178)
Net increase in loans	(775)	(1,578)
Business acquisitions, net of cash acquired	(77)	—
Purchases of equity investments and other long-term assets	(25)	(25)
Purchases of premises and equipment	(89)	(25)
Other, net	14	137

Net cash (used in) provided by investing activities	(5,594)	2,921

Financing Activities:
Net increase (decrease) in time deposits	(4,661)	1,970
Net increase (decrease) in all other deposits	13,730	(1,696)
Net decrease in short-term borrowings	(4,243)	(5,480)
Proceeds from issuance of long-term debt, net of issuance costs	1,986	—
Payments for long-term debt and obligations under capital leases	(1,012)	(23)
Proceeds from issuance of preferred stock	500	—
Proceeds from exercises of common stock options	30	5
Repurchases of common stock for employee tax withholding	(57)	(39)
Payments for cash dividends	(5)	(5)

Net cash (used in) provided by financing activities	6,268	(5,268)

Net decrease	(674)	(544)
Cash and due from banks at beginning of period	3,311	2,641

Cash and due from banks at end of period	$2,637	$2,097

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Unaudited)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Basis of Presentation

The accounting and financial reporting policies of State Street Corporation conform to U.S. generally accepted accounting principles, referred to as GAAP. State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets, and the recognition of lower amounts of interest revenue from discount accretion related to certain investment securities.

Our consolidated statement of condition at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2010 Form 10-K, which we previously filed with the SEC.

In April 2011, the FASB issued an amendment to GAAP related to the identification and disclosure of troubled debt restructurings. The amendment clarifies that the inability of a borrower to access funds at a market rate for debt with characteristics similar to the restructured debt may be an indicator of a concession being granted. The amendment also clarifies that when evaluating whether a borrower is experiencing financial difficulty, a creditor must consider whether a borrower’s default is probable on any of its debt in the foreseeable future, rather than wait for an actual default to occur. The amendment is effective, for State Street, as of July 1, 2011, and applies retroactively to restructurings occurring on or after January 1, 2011. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements.

Note 2.     Acquisitions

On January 10, 2011, we completed our acquisition of Bank of Ireland’s asset management business, or BIAM, in a cash acquisition financed through available capital. We acquired BIAM to expand our overall presence in Ireland, where we already provide services to institutional clients, to provide a range of investment

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2.     Acquisitions (Continued)

management products. In connection with our acquisition of BIAM, we recorded $31 million of goodwill and $27 million of other intangible assets in our consolidated statement of condition, and added approximately $23 billion to our assets under management as of March 31, 2011. The assets under management are not recorded in our consolidated financial statements. Our allocation of the purchase price was preliminary as of March 31, 2011, and is subject to future adjustment over the measurement period as information needed to measure the fair values of certain assets and liabilities is obtained. Results of operations of the acquired BIAM business are included in our consolidated financial statements beginning on January 10, 2011.

In May 2010, we completed our acquisition of Intesa Sanpaolo’s securities services business in a cash acquisition financed through available capital. Results of operations of the acquired Intesa business have been included in our consolidated financial statements from the date the acquisition was completed. We accounted for the Intesa transaction using the acquisition method of accounting, and the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated statement of condition at their estimated fair values on the acquisition date.

In connection with the acquisition, we recorded $932 million of goodwill and $848 million of intangible assets, including assets related to customer relationships and core deposits, in our consolidated statement of condition. The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business.

In connection with the acquisition, we may be entitled to adjust the purchase price, to allow for a return of a portion of the purchase price, should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which was approximately $58 million as of March 31, 2011, compared to approximately $72 million as of December 31, 2010, will be re-measured to fair value at each reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

During the fourth quarter of 2010, Italian tax authorities issued an assessment for taxes, penalties and interest of approximately €130 million to an Italian banking subsidiary acquired by us in connection with the acquisition. The assessment relates to a pre-acquisition tax year (2005). State Street is indemnified for this liability under the acquisition agreement, which further requires the indemnity obligation to be collateralized in the event of a tax assessment. We are negotiating the terms of the delivery and maintenance of the collateral. We have not accrued for the assessment as of March 31, 2011. The Italian banking subsidiary is also currently under audit by the Italian tax authorities for the 2006 tax year.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,440	$19	$2	$7,457	$7,505	$74	$2	$7,577
Mortgage-backed securities	26,627	324	74	26,877	23,398	325	83	23,640
Asset-backed securities:
Student loans(1)	16,442	99	617	15,924	14,975	93	652	14,416
Credit cards	8,500	57	18	8,539	7,429	53	31	7,451
Sub-prime	2,083	4	333	1,754	2,161	3	346	1,818
Other	1,484	186	73	1,597	1,508	174	94	1,588

Total asset-backed securities	28,509	346	1,041	27,814	26,073	323	1,123	25,273

Non-U.S. debt securities:
Mortgage-backed securities	8,105	81	46	8,140	6,258	82	46	6,294
Asset-backed securities	4,577	15	50	4,542	2,983	16	79	2,920
Government securities	2,770	—	—	2,770	2,913	—	—	2,913
Other	917	31	1	947	887	33	2	918

Total non-U.S. debt securities	16,369	127	97	16,399	13,041	131	127	13,045

State and political subdivisions	6,667	117	178	6,606	6,706	102	204	6,604
Collateralized mortgage obligations	1,996	55	17	2,034	1,828	49	16	1,861
Other U.S. debt securities	2,620	114	17	2,717	2,541	117	18	2,640
U.S. equity securities	631	3	—	634	1,115	—	—	1,115
Non-U.S. equity securities	150	3	—	153	122	5	1	126

Total	$91,009	$1,108	$1,426	$90,691	$82,329	$1,126	$1,574	$81,881

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$364	$24		$388	$413	$26		$439
Asset-backed securities	53	—	$5	48	64	—	$5	59
Non-U.S. debt securities:
Mortgage-backed securities	6,211	169	145	6,235	6,332	166	160	6,338
Asset-backed securities	644	20	4	660	646	18	3	661
Government securities	452	—	—	452	—	—	—	—
Other	217	—	1	216	208	—	2	206

Total non-U.S. debt securities	7,524	189	150	7,563	7,186	184	165	7,205

State and political subdivisions	126	3	—	129	134	3	—	137
Collateralized mortgage obligations	4,186	359	18	4,527	4,452	328	44	4,736

Total	$12,253	$575	$173	$12,655	$12,249	$541	$214	$12,576

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

Aggregate investment securities carried at $44.50 billion and $44.81 billion at March 31, 2011 and December 31, 2010, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following table presents contractual maturities of debt investment securities as of March 31, 2011:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,166	$2,287	$1,496	$508
Mortgage-backed securities	12	1,258	10,898	14,709
Asset-backed securities:
Student loans	124	3,714	8,502	3,584
Credit cards	1,113	6,183	1,243	—
Sub-prime	959	451	13	331
Other	110	852	335	300

Total asset-backed securities	2,306	11,200	10,093	4,215

Non-U.S. debt securities	3,077	4,422	2,916	5,984
State and political subdivisions	331	2,145	2,558	1,572
Collateralized mortgage obligations	72	1,082	342	538
Other U.S. debt securities	148	1,871	657	41

Total	$9,112	$24,265	$28,960	$27,567

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$6	$35	$136	$187
Asset-backed securities	7	—	—	46
Non-U.S. debt securities	1,154	2,028	326	4,016
State and political subdivisions	23	102	—	1
Collateralized mortgage obligations	395	2,019	408	1,364

Total	$1,585	$4,184	$870	$5,614

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

Impairment

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

The substantial majority of our investment securities portfolio is composed of debt securities. Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would not be required to sell, the security before the expected recovery to its amortized cost basis. In most cases, management has no intent to sell, and believes that it is more likely than not that it will not be required to sell, the security before recovery to its amortized cost basis. Where the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income.

A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2011.

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

Loss rates are determined for each security and take into consideration collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors. By using these factors, management develops a roll-rate analysis to gauge future expected credit losses based on current delinquencies and expected future loss trends. Based on management’s analysis, we believe that the most significant exposure to credit losses resides in our 2006 and 2007 U.S. residential mortgage-backed securities portfolio. Critical assumptions with respect to the aforementioned 2006 and 2007 vintages included:

	Sub-Prime	Alt-A	Non-Agency Prime
March 31, 2011:
Prepayment rate	2-3%	6-7%	7-9%
Cumulative loss estimates	33	22	13
Loss severity(1)	67	50	49
Peak-to-trough housing price decline(2)	36-41	36-41	36-41

	Sub-Prime	Alt-A	Non-Agency Prime
December 31, 2010:
Prepayment rate	2-3%	7%	7-10%
Cumulative loss estimates	33	21	13
Loss severity(1)	67	49	49
Peak-to-trough housing price decline(2)	35-40	35-40	35-40

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.
(2)	Management’s expectation of the Case-Shiller National Home Price Index.

For securities that relate to these vintages, other-than-temporary impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the three months ended March 31, 2011, we recorded credit-related other-than-temporary impairment on securities in these vintages of $2 million, with $1 million related to sub-prime first-lien mortgages and $1 million related to “Alt-A” mortgages. During the three months ended March 31, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $66 million, with $1 million related to sub-prime first-lien mortgages, $20 million related to “Alt-A” mortgages and $45 million related to non-agency prime mortgages.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97%, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, FFELP loan-backed securities are not exposed to traditional consumer credit risk. Other risk factors are considered in our evaluation of impairment.

Non-U.S. mortgage-backed securities are composed primarily of U.K., Dutch, Australian and other European securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under stressed conditions and the outlook with respect to housing prices for the country in which the collateral resides. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.

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

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices which reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, we recorded other-than-temporary impairment of $11 million during the three months ended March 31, 2011.

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect interest and principal, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the three months ended March 31, 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $1.60 billion related to 2,059 securities as of March 31, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

The following tables present the aggregate fair values of investment securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for longer than 12 months, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2011 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,058	$1	$100	$1	$1,158	$2
Mortgage-backed securities	6,519	71	426	3	6,945	74
Asset-backed securities:
Student loans	1,681	18	9,461	599	11,142	617
Credit cards	972	4	2,063	14	3,035	18
Sub-prime	—	—	1,703	333	1,703	333
Other	35	4	453	69	488	73

Total asset-backed securities	2,688	26	13,680	1,015	16,368	1,041

Non-U.S. debt securities	3,949	26	1,234	71	5,183	97
State and political subdivisions	837	17	1,791	161	2,628	178
Collateralized mortgage obligations	422	6	33	11	455	17
Other U.S. debt securities	474	9	63	8	537	17

Total	$15,947	$156	$17,327	$1,270	$33,274	$1,426

Held to maturity:
Asset-backed securities			$47	$5	$47	$5
Non-U.S. debt securities	$1,525	$65	944	85	2,469	150
Collateralized mortgage obligations	133	3	300	15	433	18

Total	$1,658	$68	$1,291	$105	$2,949	$173

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$153	$2	$153	$2
Mortgage-backed securities	$6,637	$81	431	2	7,068	83
Asset-backed securities:
Student loans	1,980	25	8,457	627	10,437	652
Credit cards	1,268	5	2,396	26	3,664	31
Sub-prime	—	—	1,768	346	1,768	346
Other	90	1	458	93	548	94

Total asset-backed securities	3,338	31	13,079	1,092	16,417	1,123

Non-U.S. debt securities	4,436	26	1,089	101	5,525	127
State and political subdivisions	1,097	19	1,967	185	3,064	204
Collateralized mortgage obligations	494	5	109	11	603	16
Other U.S. debt securities	360	8	61	10	421	18
U.S. equity securities	9	1	—	—	9	1

Total	$16,371	$171	$16,889	$1,403	$33,260	$1,574

Held to maturity:
Asset-backed securities			$53	$5	$53	$5
Non-U.S. debt securities	$1,667	$74	930	91	2,597	165
Collateralized mortgage obligations	125	3	575	41	700	44

Total	$1,792	$77	$1,558	$137	$3,350	$214

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

The following table presents realized gains and losses related to investment securities for the three months ended March 31:

(In millions)	2011	2010
Gross realized gains from sales of available-for-sale securities	$7	$198
Gross realized losses from sales of available-for-sale securities	(3)	(6)

Gross losses from other-than-temporary impairment	(35)	(240)
Losses not related to credit	24	143

Net impairment losses	(11)	(97)

Gains (Losses) related to investment securities, net	$(7)	$95

Impairment associated with expected credit losses	$(5)	$(89)
Impairment associated with adverse changes in timing of expected future cash flows	(6)	(8)

Net impairment losses	$(11)	$(97)

The following summary presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired:

(In millions)
Balance at December 31, 2010	$63
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	3
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	8

Balance at March 31, 2011	$74

The impairment losses were largely related to non-agency securities collateralized by mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases

The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Institutional:
Investment funds:
U.S.	$6,158	$5,316
Non-U.S.	1,498	1,478
Commercial and financial:
U.S.	703	540
Non-U.S.	213	190
Purchased receivables:
U.S.	631	728
Non-U.S.	1,351	1,471
Lease financing:
U.S.	415	417
Non-U.S.	1,061	1,053

Total institutional	12,030	11,193
Commercial real estate:
U.S.	696	764

Total loans and leases	12,726	11,957
Allowance for loan losses	(80)	(100)

Loans and leases, net of allowance for loan losses	$12,646	$11,857

Aggregate short-duration advances to our clients included in the institutional segment were $3.64 billion and $2.63 billion at March 31, 2011 and December 31, 2010, respectively. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
March 31, 2011 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$7,628	$821	$1,982	$1,304	$2	$3	$49	$11,789
Speculative	28	45	—	172	365	47	108	765
Substandard	—	50	—	—	—	—	—	50
Doubtful	—	—	—	—	82	40	—	122

Total	$7,656	$916	$1,982	$1,476	$449	$90	$157	$12,726

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

	Institutional				Commercial Real Estate
December 31, 2010 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Property Development Acquired- Credit Impaired	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$6,674	$579	$2,199	$1,279	$3		$3	$49	$10,786
Speculative	120	101	—	191	362		47	108	929
Substandard	—	50	—	—	—		—	—	50
Doubtful	—	—	—	—	86	$42	49	15	192

Total	$6,794	$730	$2,199	$1,470	$451	$42	$99	$172	$11,957

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of March 31, 2011. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower’s debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.

During the three months ended March 31, 2011, we completed foreclosure on an acquired credit-impaired property development loan with a recorded investment of $42 million, and took possession of the underlying collateral, which consisted of undeveloped land. The property is recorded in other assets as other real estate owned in our consolidated statement of condition at its fair value of $22 million. This fair value is net of estimated costs to sell the property. When we took possession of the collateral, we charged off our recorded investment in the loan and the related allowance for loan losses of $19 million, and as a result this foreclosure had no impact on our first-quarter 2011 consolidated statement of income.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

The following table presents our recorded investment in loans and leases and the related allowance for loan losses, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
(In millions)
Loans and leases:
Individually evaluated for impairment	$113	$112	$606	$623	$719	$735
Collectively evaluated for impairment	11,917	11,081	—	—	11,917	11,081
Loans acquired with deteriorated credit quality	—	—	90	141	90	141

Ending balance	$12,030	$11,193	$696	$764	$12,726	$11,957

Allowance for loan losses:
Individually evaluated for impairment			$24	$24	$24	$24
Collectively evaluated for impairment	$31	$31	—	—	31	31
Loans acquired with deteriorated credit quality	—	—	25	45	25	45

Total	$31	$31	$49	$69	$80	$100

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

The following table presents our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of March 31, 2011			Three Months Ended March 31, 2011		As of December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$204	$235		$205	$4	$209	$240
CRE—property development—acquired credit-impaired	—	34		—	—	—	34
CRE—other—acquired credit-impaired	15	48		16	—	16	47
CRE—other	12	14		14	1	27	29

With an allowance recorded:
CRE—property development	80	116	$24	79	—	79	113	$24
CRE—property development—acquired credit-impaired	—	—	—	19	—	42	47	19
CRE—other—acquired credit-impaired	75	84	25	76	—	83	100	26
CRE—other	7	9	—	7	—	7	9	—

Total CRE	$393	$540	$49	$416	$5	$463	$619	$69

(1)	As of both March 31, 2011 and December 31, 2010, there was an additional allowance for loan losses of $31 million associated with loans and leases that were not impaired.

As of March 31, 2011, we held an aggregate of approximately $302 million of commercial real estate, or CRE, loans which were modified in troubled debt restructurings, compared to $307 million as of December 31, 2010. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date.

There were no institutional loans or leases 90 days or more contractually past-due as of March 31, 2011 or December 31, 2010. Although a portion of the CRE loans was 90 days or more contractually past-due as of March 31, 2011 and December 31, 2010, we do not report them as past-due loans pursuant to specialized GAAP.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

The following table presents the components of our recorded investment in loans and leases on non-accrual status as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Commercial Real Estate:
Property development	$80	$79
Property development—acquired credit-impaired	—	42
Other—acquired credit-impaired	13	22
Other	—	15

Total	$93	$158

The loans presented in the table above were placed on non-accrual status by management because the yield associated with those loans was deemed to be non-accretable, based on the expected future collection of principal and interest from the loans.

The following table presents activity in the allowance for loan losses for the three months ended March 31:

(In millions)	2011			2010
	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$31	$69	$100	$79
Charge-offs	—	(19)	(19)	(3)
Provisions	—	(1)	(1)	15

Ending balance	$31	$49	$80	$91

The charge-offs recorded in 2011 were related to the previously described foreclosure on an acquired credit-impaired loan. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a CRE loan.

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. With respect to CRE loans, which are reviewed quarterly, management also considers its expectations with respect to future cash flows from those loans. These expectations are based, among other things, on an assessment of economic conditions, including conditions in the commercial real estate market and other factors.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5.    Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended March 31, 2010 and 2011:

(In millions)	Investment Servicing	Investment Management	Total
Balance at December 31, 2009	$4,544	$6	$4,550
Foreign currency translation, net	(35)	—	(35)

Balance at March 31, 2010	$4,509	$6	$4,515

Balance at December 31, 2010	$5,591	$6	$5,597
Acquisition of BIAM	—	31	31
Foreign currency translation, net	92	—	92

Balance at March 31, 2011	$5,683	$37	$5,720

The following table presents changes in the net carrying amount of other intangible assets for the three months ended March 31:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,559	$34	$2,593	$1,760	$50	$1,810
Acquisition of BIAM	—	27	27	—	—	—
Amortization	(46)	(3)	(49)	(32)	(2)	(34)
Foreign currency translation, net	70	1	71	(14)	(2)	(16)
Other	—	2	2	—	8	8

Ending balance	$2,583	$61	$2,644	$1,714	$54	$1,768

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of March 31, 2011, and the net carrying amount as of December 31, 2010:

	March 31, 2011			December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Customer relationships	$2,428	$(565)	$1,863	$1,821
Core deposits	724	(92)	632	627
Other	219	(70)	149	145

Total	$3,371	$(727)	$2,644	$2,593

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 6.    Other Assets

The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Unrealized gains on derivative financial instruments	$6,365	$5,255
Collateral deposits	5,232	3,251
Deferred tax assets, net of valuation allowance	1,725	1,786
Investments in joint ventures and other unconsolidated entities	966	927
Income taxes receivable	641	530
Accounts receivable	1,047	403
Prepaid expenses	374	382
Other	1,091	1,266

Total	$17,441	$13,800

Note 7.    Long-Term Debt

In March 2011, we issued an aggregate of $2 billion of senior notes, composed of $1 billion of 2.875% notes due March 7, 2016, $750 million of 4.375% notes due March 7, 2021 and $250 million of floating-rate notes due March 7, 2014. Interest on the 2.875% notes and the 4.375% notes is payable semi-annually in arrears on March 7 and September 7 of each year, beginning on September 7, 2011. Interest on the floating-rate notes is payable quarterly in arrears on March 7, June 7, September 7 and December 7 of each year, beginning on June 7, 2011.

In February 2011, we issued approximately $500 million of 4.956% junior subordinated debentures due March 15, 2018, in a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The original debentures were issued to Capital Trust III in connection with our concurrent offering of the trust’s 8.25% fixed-to-floating rate normal APEX.

The net proceeds from the sale of the remarketed 4.956% junior subordinated debentures were invested in U.S. Treasury securities, and in March 2011, the proceeds from the maturity of these securities were used by Capital Trust III to make a final distribution to the holders of the normal APEX with respect to the original 6.001% junior subordinated debentures and to satisfy the obligation of Capital Trust III to purchase $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. The preferred stock constitutes the principal asset of the trust. Additional information about the preferred stock is provided in note 10.

As a result of the above-described transactions, as of March 31, 2011, we had outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital, and the perpetual preferred stock qualifies for inclusion in tier 1 regulatory capital, both under federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were redeemed as a result of the remarketing transaction.

Interest on the 4.956% junior subordinated debentures will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2011. Simultaneous with the issuance of the

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 7.    Long-Term Debt (Continued)

subordinated debentures, we entered into an interest-rate swap to convert the fixed rate on the debentures to a floating rate; this interest-rate swap will be accounted for as a fair value hedge. The debentures will mature on March 15, 2018, and we will not have the right to redeem the debentures prior to maturity other than upon the occurrence of specified events. Redemption of the debentures will be subject to federal regulatory approval. Dividends on the perpetual preferred stock are non-cumulative, and will be accrued when declared.

Note 8.    Commitments and Contingencies

Off-Balance Sheet Commitments and Contingencies

On behalf of our clients, we lend their securities to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to maintain collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Information about these and other activities related to securities financing is provided in note 11 to the consolidated financial statements included in our 2010 Form 10-K.

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Aggregate fair value of indemnified securities financing	$350,286	$334,235
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	360,922	343,410
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements(1)	94,856	89,069
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	99,434	93,294

(1)	We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase obligation.

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

results of operations or financial condition. Except where otherwise noted below, we have not recorded a reserve with respect to the claims discussed and do not believe that potential exposure, if any, as to any matter discussed can be reasonably estimated.

As previously reported, the SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in the first quarter of 2010, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston has also requested information in connection with our active-fixed income strategies.

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

As previously reported, we instituted redemption restrictions with respect to our agency lending collateral pools in 2008 during the disruption in the financial markets, and in 2010 established a $75 million reserve to address potential inconsistencies in connection with our implementation of those redemption restrictions. The reserve, which still existed as of March 31, 2011, reflects our assessment, as of the same date, of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of our one-time $330 million cash contribution to the cash collateral pools and liquidating trusts underlying the SSgA lending funds in 2010 or the above-described establishment of the $75 million reserve, and the outcome of those matters cannot be assured.

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

We provide custody and principal foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as U.S. Attorney’s offices, the SEC and other regulators, have made inquiries or issued subpoenas concerning our foreign exchange pricing. During the third quarter of 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington that ended in 2007. Our contractual obligations to the State of Washington were significantly different from those presented in our ongoing litigation in California. In addition, we are responding to information requests from other clients with respect to our foreign exchange services. Two clients have commenced litigation against us, including a putative class action filed in February 2011 in federal court in Boston that seeks unspecified damages, including treble damages, on behalf of all custodial clients that executed foreign exchange transactions through State Street. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice and a breach of the duty of loyalty.

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

The IRS has completed its review of our U.S. income tax returns for the tax years 2000—2006. In the course of that review, the IRS had challenged our treatment of leveraged leases known as sale-in, lease-out, or SILO, transactions. We recently reached an agreement with the IRS concerning our treatment of SILO transactions for all tax years, and closed the audit of the tax years 2000—2003 during the three months ended March 31, 2011. We expect to reach an agreement to close the IRS audit of the tax years 2004—2006 in 2011, and do not expect our ultimate exposure related to SILO transactions to differ materially from the amount accrued as of March 31, 2011.

Unrecognized tax benefits as of March 31, 2011 totaled approximately $271 million, compared to approximately $419 million as of December 31, 2010. Substantially all of the change was associated with the impact of our agreement with the IRS concerning our treatment of SILO transactions and the related closing of the IRS audit of tax years 2000—2003. It is reasonably possible that unrecognized tax benefits will further decrease by up to $185 million over the next 12 months as a result of the closing of the IRS audit of tax years 2004—2006 and related state filings.

The majority of the tax contingencies released as part of the SILO settlement related to tax years 2000—2003 were temporary items that did not affect our effective tax rate. Management believes that we have sufficiently accrued liabilities as of March 31, 2011 for tax exposures, including, but not limited to, exposures related to the IRS audit of the tax years 2004—2006, and related interest expense. Refer to note 2 for information with respect to tax assessments associated with our acquisition of Intesa.

Other Contingencies

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of postretirement defined contribution benefit plans, particularly 401(k) plans. Information about these products and the related contingencies is provided in note 11 to the consolidated financial statements included in our 2010 Form 10-K.

As of March 31, 2011 and December 31, 2010, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $44.92 billion and $46.76 billion, respectively. The notional amounts of these contingencies are presented as trading derivatives in the table of aggregate notional amounts of derivative financial instruments provided in note 12. As of March 31, 2011, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.

Note 9.    Variable Interest Entities

We are involved with various types of variable interest entities, or VIEs, as defined by GAAP, some of which are recorded in our consolidated financial statements and all of which are described below. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 3.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9.    Variable Interest Entities (Continued)

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2011 and December 31, 2010, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.79 billion and $2.85 billion, respectively, and other short-term borrowings of $2.45 billion and $2.50 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.6 years at March 31, 2011, compared to approximately 7.7 years at December 31, 2010. Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as standby bond purchase agreement provider terminate in the event of the following credit events: payment default, bankruptcy of the issuer and the credit enhancer, if any, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.49 billion at March 31, 2011, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits, which are recorded in our consolidated financial statements. These conduits, the first of which was established in 1992, were originally designed to satisfy the demand of our institutional clients, particularly mutual fund clients, for commercial paper. The conduits purchase financial assets with various asset classifications from a variety of independent third parties, and we consider the activities of the conduits in our liquidity management process. The conduits hold diversified investments, which are primarily asset-backed securities purchased from independent third parties, collateralized by student loans, automobile and equipment loans and credit card receivables, among other asset types. As of March 31, 2011 and December 31, 2010, we carried investment securities, composed primarily of asset-backed securities, with an aggregate carrying value of $6.03 billion and $6.11 billion, respectively, and loans, composed of purchased receivables, with a recorded investment of $1.98 billion and $2.20 billion, respectively, in our consolidated statement of condition in connection with the conduits. In addition, as of December 31, 2010 we carried aggregate short-term borrowings, composed of commercial paper, of $1.92 billion in connection with the conduits. There was no commercial paper outstanding as of March 31, 2011 associated with the conduits.

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9.    Variable Interest Entities (Continued)

classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At both March 31, 2011 and December 31, 2010, the aggregate notional amount of these CDOs was $1.0 billion. At March 31, 2011 and December 31, 2010, the carrying amount of the underlying collateral was $308 million and $323 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.

Note 10.    Shareholders’ Equity

During the three months ended March 31, 2011, we issued 5,001 shares, or $500 million, of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the remarketing of our 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Additional information about the remarketing transaction is provided in note 7 in this Form 10-Q and in note 9 to the consolidated financial statements included in our 2010 Form 10-K. Dividends on the perpetual preferred stock are non-cumulative, and will be accrued when declared.

During the three months ended March 31, 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program supersedes the Board’s prior authorization under which 13.25 million common shares were available for purchase as of December 31, 2010. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

The following table presents the after-tax components of accumulated other comprehensive loss as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Foreign currency translation	$576	$216
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)

Net unrealized loss on available-for-sale securities portfolio	(49)	(90)
Net unrealized loss related to reclassified available-for-sale securities	(293)	(317)

Net unrealized loss on available-for-sale securities	(342)	(407)
Net unrealized loss on fair value hedges of available-for-sale securities	(120)	(135)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(15)	(17)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(108)	(111)
Minimum pension liability	(203)	(210)
Net unrealized loss on cash flow hedges	(12)	(11)

Total	$(238)	$(689)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10.    Shareholders’ Equity (Continued)

For the three months ended March 31, 2011, we realized net gains of $4 million from sales of available-for- sale securities. Unrealized pre-tax gains of $47 million were included in other comprehensive income, or OCI, at December 31, 2010, net of deferred taxes of $19 million, related to these sales. For the three months ended March 31, 2010, we realized net gains of $192 million from sales of available-for-sale securities. Unrealized pre-tax gains of $103 million were included in OCI at December 31, 2009, net of deferred taxes of $41 million, related to these sales.

The following table presents total comprehensive income for the three months ended March 31:

(In millions)	2011	2010
Net income	$471	$495
Other comprehensive income	451	380

Total comprehensive income	$922	$875

Note 11.     Fair Value

Fair Value Measurements

We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of OCI within shareholders’ equity in our consolidated statement of condition.

We measure fair value for the above-described financial assets and liabilities in accordance with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based upon a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels are described below.

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Our level 1 financial assets and liabilities primarily included long and short positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities. We carry U.S. government securities in our available-for-sale portfolio in connection with our asset and liability management activities. We carry the long and short positions in highly liquid fixed-income securities in trading account assets and accrued expenses and other liabilities in connection with our trading activities. We assume these long and short positions in our role as a financial intermediary, which includes accommodating our clients’ investment and risk management needs. Our level 1 financial assets also included active exchange-traded equity securities.

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

The fair value of the investment securities categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, includes comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows.

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three months ended March 31, 2011 or 2010.

Our level 2 financial assets and liabilities primarily included various types of interest-rate and foreign exchange derivative instruments, as well as trading account assets and fixed-income investment securities.

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

•

Foreign exchange contracts carried in other assets and accrued expenses and other liabilities were primarily composed of forward contracts and options. The fair value of foreign exchange forward contracts was measured using discounted cash flow techniques. However, in certain circumstances, extrapolation was required to develop certain forward points which were not observable. The fair value

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

of foreign exchange options was measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs were unobservable, such as volatilities, and were based on historical experience.

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and accrued expenses and other liabilities, was measured using a matrix pricing approach. Observable market prices were not available for these derivatives, so extrapolation was necessary to value these instruments, since they had a strike and/or maturity outside of the matrix.

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of the dates indicated. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during the three months ended March 31, 2011.

	Fair Value Measurements on a Recurring Basis as of March 31, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$1,688	$144			$1,832
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,429	1,028			7,457
Mortgage-backed securities	—	25,979	$898		26,877
Asset-backed securities:
Student loans	—	14,616	1,308		15,924
Credit cards	—	8,480	59		8,539
Sub-prime	—	1,754	—		1,754
Other	—	509	1,088		1,597

Total asset-backed securities	—	25,359	2,455		27,814

Non-U.S. debt securities	—	13,410	2,989		16,399
State and political subdivisions	—	6,555	51		6,606
Collateralized mortgage obligations	—	1,806	228		2,034
Other U.S. debt securities	—	2,714	3		2,717
U.S. equity securities	—	634	—		634
Non-U.S. equity securities	8	145	—		153

Total investment securities available for sale	6,437	77,630	6,624		90,691
Other assets	137	9,042	235	$(2,912)	6,502

Total assets carried at fair value	$8,262	$86,816	$6,859	$(2,912)	$99,025

Liabilities:
Accrued expenses and other liabilities	$2,130	$9,004	$241	$(2,912)	$8,463

Total liabilities carried at fair value	$2,130	$9,004	$241	$(2,912)	$8,463

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$357	$122			$479
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,529	1,048			7,577
Mortgage-backed securities	—	22,967	$673		23,640
Asset-backed securities:
Student loans	—	13,182	1,234		14,416
Credit cards	—	7,423	28		7,451
Sub-prime	—	1,818	—		1,818
Other	—	568	1,020		1,588

Total asset-backed securities	—	22,991	2,282		25,273

Non-U.S. debt securities	—	10,905	2,140		13,045
State and political subdivisions	—	6,554	50		6,604
Collateralized mortgage obligations	—	1,502	359		1,861
Other U.S. debt securities	—	2,637	3		2,640
U.S. equity securities	—	1,115	—		1,115
Non-U.S. equity securities	7	119	—		126

Total investment securities available for sale	6,536	69,838	5,507		81,881
Other assets	168	7,971	254	$(2,970)	5,423

Total assets carried at fair value	$7,061	$77,931	$5,761	$(2,970)	$87,783

Liabilities:
Accrued expenses and other liabilities	$723	$8,557	$269	$(2,970)	$6,579

Total liabilities carried at fair value	$723	$8,557	$269	$(2,970)	$6,579

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, transfers out of level 3 were substantially related to certain mortgage- or asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Fair Value at March 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$673		$(403)		$1	$636		$(9)	$898
Asset-backed securities:
Student loans	1,234		(33)	$2	1	121		(17)	1,308
Credit cards	28		—	1	(1)	31		—	59
Other	1,020		—	6	22	98		(58)	1,088

Total asset-backed securities	2,282		(33)	9	22	250		(75)	2,455

Non-U.S. debt securities	2,140		(258)	2	34	1,141		(70)	2,989
State and political subdivisions	50		—	—	1	—		—	51
Collateralized mortgage obligations	359		(132)	133	(2)	23		(153)	228
Other U.S. debt securities	3		—	—	—	—		—	3

Total investment securities available for sale	5,507		(826)	144	56	2,050		(307)	6,624
Other assets	254	$1	—	(87)	—	125		(58)	235	$(46)

Total assets carried at fair value	$5,761	$1	$(826)	$57	$56	$2,175		$(365)	$6,859	$(46)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Sales	Settlements	Fair Value at March 31, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities	$269	$1		$(78)			$117	$(68)	$241	$(47)

Total liabilities carried at fair value	$269	$1		$(78)			$117	$(68)	$241	$(47)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at March 31, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58			$167		$225
Asset-backed securities:
Student loans	3,175	$3	$71	28	$(164)	3,113
Credit cards	327	14	(14)	(28)	(274)	25
Sub-prime	3	—	—	—	—	3
Other	1,884	27	121	(87)	(87)	1,858

Total asset-backed securities	5,389	44	178	(87)	(525)	4,999

Non-U.S. debt securities	1,777	48	52	103	(99)	1,881
State and political subdivisions	2	—	—	—	(2)	—
Collateralized mortgage obligations	199	(209)	7	198	—	195
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(117)	237	381	(626)	7,303
Loans and leases	—	(6)	—	(23)	945	916
Other assets	128	(47)	—	128	—	209	$(39)

Total assets carried at fair value	$7,556	$(170)	$237	$486	$319	$8,428	$(39)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31, 2010
(In millions)	Fair Value at December 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at March 31, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2010
		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Other short-term borrowings		$(11)		$(27)	$712	$674
Accrued expenses and other liabilities	$147	(55)		120	—	212	$(42)

Total liabilities carried at fair value	$147	$(66)		$93	$712	$886	$(42)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the three months ended March 31 were recorded in revenue as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2010
Fee revenue:
Trading services	$(9)	$1	$8	$3
Processing fees and other	—	—	5	—

Total fee revenue	(9)	1	13	3
Net interest revenue	144	—	(117)	—

Total revenue	$135	$1	$(104)	$3

Fair Values of Financial Instruments

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

•

For financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

The generally short duration of certain of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables and commercial real estate loans, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, as of the dates indicated:

(In millions)	Reported Amount	Fair Value
March 31, 2011:
Financial Assets:
Investment securities held to maturity	$12,253	$12,655
Net loans (excluding leases)	11,170	11,053

Financial Liabilities:
Long-term debt	9,531	9,553

December 31, 2010:
Financial Assets:
Investment securities held to maturity	$12,249	$12,576
Net loans (excluding leases)	10,387	10,242

Financial Liabilities:
Long-term debt	8,550	8,498

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

Interest-rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest-rate index. An interest-rate swap agreement involves the exchange of a series of interest payments, either at a fixed or variable rate, based on the notional amount without the exchange of the underlying principal amount. An interest-rate option contract provides the purchaser, for a premium, the right, but not the obligation, to receive an interest rate based upon a predetermined notional amount during a specified period. An interest-rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of foreign exchange forward and spot contracts and option contracts.

Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain capital for market risk in accordance with federal regulatory capital guidelines.

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or to receive the net contractual settlement amount on the settlement date.

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

credit risk-related contingent features that were in a net liability position as of March 31, 2011 totaled approximately $226 million, against which we had posted aggregate collateral of approximately $15 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2011 was approximately $211 million. Such accelerated settlement would not affect our consolidated results of operations.

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

We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 8, individually as trading derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Gains and losses on fair value hedges are recorded in processing fees and other revenue in our consolidated statement of income along with the gain or loss on the asset or liability attributable to the hedged risk. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness, which is recorded in net interest revenue or in processing fees and other revenue. We use interest-rate swap agreements in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.6 years as of March 31, 2011, compared to 7.7 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on two subordinated notes from fixed rates to floating rates. The subordinated notes mature in 2018; one pays fixed interest at a 4.956% annual rate and the other pays fixed interest at a 5.25% annual rate. The subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged subordinated notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the subordinated notes stemming from changes in the benchmark interest rates.

Cash flow hedges

Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Gains and losses on cash flow hedges that are considered highly effective are recorded in accumulated OCI in our consolidated statement of condition until earnings are affected by the hedged item. When gains or losses are reclassified from accumulated OCI into earnings, they are recorded in net interest revenue in our consolidated statement of income. The ineffectiveness of cash flow hedges, defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.6 years as of March 31, 2011, compared to 3.8 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Trading:
Interest-rate contracts:
Swap agreements	$106,478	$52,383
Options and caps purchased	1,046	140
Options and caps written	604	130
Futures	101,481	25,253
Foreign exchange contracts:
Forward, swap and spot	798,688	637,847
Options purchased	15,669	14,299
Options written	15,337	14,587
Credit derivative contracts:
Credit default swap agreements	155	155
Other:
Stable value contracts	44,918	46,758

Asset and liability management:
Interest-rate contracts:
Swap agreements	2,302	1,886

In connection with our asset and liability management activities, we have entered into interest-rate swap agreements designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate swap agreements and the related assets or liabilities being hedged as of the dates indicated.

	March 31, 2011			December 31, 2010
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,474	$128	$1,602	$1,561	$125	$1,686
Long-term debt(1)	700	—	700	200	—	200

Total	$2,174	$128	$2,302	$1,761	$125	$1,886

(1)

As of March 31, 2011 and December 31, 2010, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million and $81 million, respectively.

The following table presents the contractual and weighted-average interest rates, which include the effects of hedges related to these financial instruments, for the three months ended March 31:

	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.55%	3.20%	3.74%	3.28%

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated OCI and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.

The following table presents the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 11.

	Asset Derivatives		Liability Derivatives
	March 31, 2011		March 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$1,169	Other liabilities	$1,156
Foreign exchange contracts	Other assets	8,071	Other liabilities	7,885
Credit derivative contracts	Other assets	—	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$9,241		$9,042

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$36	Other liabilities	$203

Total		$36		$203

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives utilized in trading activities:
Interest-rate contracts	Other assets	$412	Other liabilities	$423
Foreign exchange contracts	Other assets	7,779	Other liabilities	8,174
Credit derivative contracts	Other assets	1	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$8,193		$8,598

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$32	Other liabilities	$228

Total		$32		$228

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Derivatives utilized in trading activities:
Interest-rate contracts	Trading services revenue	$(10)	$(1)
Interest-rate contracts	Processing fees and other revenue	—	11
Foreign exchange contracts	Trading services revenue	159	143
Foreign exchange contracts	Processing fees and other revenue	5	2

Total		$154	$155

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2011			Three Months Ended March 31, 2011
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$(3)	Long-term debt	Processing fees and other revenue	$3
Interest-rate contracts	Processing fees and other revenue	26	Available-for-sale securities	Processing fees and other revenue	(25)

Total		$23			$(22)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31, 2010			Three Months Ended March 31, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$2	Long-term debt	Processing fees and other revenue	$1
Interest-rate contracts	Processing fees and other revenue	(9)	Available-for-sale securities	Processing fees and other revenue	9

Total		$(7)			$10

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended March 31, 2011		Three Months Ended March 31, 2011		Three Months Ended March 31, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	—	Net interest revenue	$(2)	Net interest revenue	$1

Total	—		$(2)		$1

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended March 31, 2010		Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	—	Net interest revenue	$(1)	Net interest revenue	$2

Total	—		$(1)		$2

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13.    Net Interest Revenue

The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the three months ended March 31:

(In millions)	2011	2010
Interest revenue:
Deposits with banks	$27	$19
Investment securities:
U.S. Treasury and federal agencies	206	139
State and political subdivisions	56	54
Other investments	355	550
Securities purchased under resale agreements	10	4
Loans and leases(1)	80	111
Other interest-earning assets	—	1

Total interest revenue	734	878

Interest expense:
Deposits	58	33
Short-term borrowings(1)	27	111
Long-term debt	71	72
Other interest-bearing liabilities	1	1

Total interest expense	157	217

Net interest revenue	$577	$661

(1)

Amounts for 2010 included $53 million related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of new GAAP. These trusts were de-consolidated in June 2010.

Note 14.    Other Expenses

For the three months ended March 31, 2011 and 2010, we recorded acquisition and restructuring costs of $19 million and $13 million, respectively. The 2011 costs were composed of $14 million of merger and integration costs related to the acquired Intesa, Mourant International Finance Administration and BIAM businesses, and $5 million of restructuring charges related to the business operations and information technology transformation program described below. The 2010 costs were composed of merger and integration costs associated with acquisitions.

In November 2010, we announced a global multi-year program designed to enhance service excellence and innovation, deliver increased efficiencies in our operating model and position us for accelerated growth. The program includes operational and information technology enhancements and targeted cost initiatives, including planned reductions in both staff and occupancy costs. We initiated the first reduction in force in December 2010, which we expect to be substantially completed by the end of 2011. In connection with our efforts associated with the reduction in force, during the first three months of 2011, approximately 150 employees were involuntarily terminated and left State Street.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14.    Other Expenses (Continued)

The following table presents activity related to restructuring-related accruals:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Total
Balance at December 31, 2010	$90	$47	$137
Payments and adjustments	(23)	(2)	(25)

Balance at March 31, 2011	$67	$45	$112

Note 15.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31:

(Dollars in millions, except per share amounts)	2011	2010
Net income	$471	$495
Less dividends and undistributed earnings allocated to participating securities(1)	(5)	(3)

Net income available to common shareholders	$466	$492

Average shares outstanding (in thousands):
Basic average shares	497,471	494,588
Effect of dilutive securities: stock options and stock awards	3,509	3,468

Diluted average shares	500,980	498,056

Anti-dilutive securities(2)	1,311	10,316

Earnings per share:
Basic	$.94	$.99
Diluted (3)	$.93	$.99

(1)

Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represented stock options, restricted stock and other securities outstanding but not included in the computation of diluted average shares because their effect was anti-dilutive.
(3)

Calculation for 2011 reflected the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 16.    Line of Business Information

We report two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about revenue, expense and capital allocation methodologies is provided in note 24 to the consolidated financial statements included in our 2010 Form 10-K.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16.    Line of Business Information (Continued)

The following table presents our line-of-business results. The amount presented in the “Other” column for 2011 represents merger and integration costs associated with acquisitions and restructuring charges related to the business operations and information technology transformation program. The amount presented in the “Other” column for 2010 represents merger and integration costs. The amounts presented in both “Other” columns were not allocated to State Street’s business lines. During the first quarter of 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Prior-year net interest revenue and average assets have been restated for comparative purposes to reflect the revised methodology.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,095	$895					$1,095	$895
Management fees	—	—	$236	$211			236	211
Trading services	302	242	—	—			302	242
Securities finance	59	58	7	14			66	72
Processing fees and other	69	90	23	30			92	120

Total fee revenue	1,525	1,285	266	255			1,791	1,540
Net interest revenue	535	627	42	34			577	661
Gains (Losses) related to investment securities, net	(7)	95	—	—			(7)	95

Total revenue	2,053	2,007	308	289			2,361	2,296
Provision for loan losses	(1)	15	—	—			(1)	15
Expenses from operations	1,453	1,348	230	218			1,683	1,566
Acquisition and restructuring costs	—	—	—	—	$19	$13	19	13

Total expenses	1,453	1,348	230	218	19	13	1,702	1,579

Income from continuing operations before income taxes	$601	$644	$78	$71	$(19)	$(13)	$660	$702

Pre-tax margin	29%	32%	25%	25%
Average assets (in billions)	$153.5	$137.9	$5.1	$5.0			$158.6	$142.9

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17.    Non-U.S. Activities (Continued)

The following table presents our non-U.S. operating results for the three months ended March 31:

(In millions)	2011	2010
Total fee revenue	$743	$635
Net interest revenue	155	155
Gains (Losses) related to investment securities, net	(6)	63

Total revenue	892	853
Expenses	789	655

Income before income taxes	103	198
Income tax expense	26	75

Net income	$77	$123

The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	March 31, 2011	December 31, 2010
Interest-bearing deposits with banks	$8,252	$9,443
Non-U.S. investment securities	24,076	20,357
Other assets	19,686	17,212

Total assets	$52,014	$47,012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP

Boston, Massachusetts

May 6, 2011

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 92 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: May 6, 2011	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2011	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated 2006 Equity Incentive Plan and forms of agreement thereunder

10.2	Supplemental Cash Incentive Plan, as amended

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, (ii) Consolidated Statement of Condition as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.