Form 10-Q
period 2011-06-30
STATE STREET Corp
filed 2011-08-05
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-07511

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)

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

The number of shares of State Street’s common stock outstanding on July 29, 2011 was 504,031,728

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At June 30, 2011, we had consolidated total assets of $190.46 billion, consolidated total deposits of $125.41 billion, consolidated total shareholders’ equity of $19.83 billion and 29,450 employees.

We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $22.76 trillion of assets under custody and administration and $2.12 trillion of assets under management as of June 30, 2011. Our clients include U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.

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

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the second quarter of 2011, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

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

Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.

Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2010 Form 10-K. We did not change these accounting policies during the first six months of 2011.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating,” basis. Management measures and compares certain financial information on an operating basis, as it believes this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in accordance with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its nearest GAAP-basis measure.

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

•

the manner in which the Federal Reserve and other regulators implement the Dodd-Frank Act and other regulatory initiatives in the U.S. and internationally, including any increases in the minimum regulatory capital ratios applicable to us and regulatory developments that result in changes to our operating model, or other changes to the provision of our services in order to comply with or respond to such regulations;

•

required regulatory capital ratios under Basel II and Basel III, in each case as fully implemented by State Street and State Street Bank (and in the case of Basel III, when finally adopted by the Federal Reserve), which may result in the need for substantial additional regulatory capital or increased levels of liquidity in the future;

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

•

delays or difficulties in the execution of our previously announced business operations and IT transformation program, which could lead to changes in our estimates of the charges, expenses or savings associated with the planned program, resulting in increased volatility of our earnings;

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

•

our ability to control operating risks, data security breach risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will prove insufficient, fail or be circumvented;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2011	2010(1)	% Change	2011	2010(1)	% Change
Total fee revenue	$1,892	$1,696	12%	$3,683	$3,236	14%
Net interest revenue	572	658	(13)	1,149	1,319	(13)
Gains (Losses) related to investment securities, net	27	(50)		20	45

Total revenue	2,491	2,304	8	4,852	4,600	5

Provision for loan losses	2	10		1	25

Expenses:
Expenses from operations	1,757	1,468	20	3,440	3,034	13
Securities lending charge and U.K. bonus tax	—	435		—	435
Acquisition and restructuring costs	17	41		36	54

Total expenses	1,774	1,944	(9)	3,476	3,523	(1)

Income before income tax expense	715	350	104	1,375	1,052	31
Income tax expense (benefit)	202	(82)		391	125

Net income	$513	$432		$984	$927

Adjustments to net income:
Dividends on preferred stock	(7)	—		(7)	—
Earnings allocated to participating securities(2)	(4)	(5)		(9)	(8)

Net income available to common shareholders	$502	$427		$968	$919

Earnings per common share:
Basic	$1.01	$.87		$1.95	$1.86
Diluted	1.00	.87		1.93	1.86
Average common shares outstanding (in thousands):
Basic	496,806	495,606		497,137	495,099
Diluted	501,044	498,886		500,753	498,295

Cash dividends declared	$.18	$.01		$.36	$.02
Return on average common equity	10.6%	11.0%		10.6%	12.2%

(1)

Financial results for the quarter and six months ended June 30, 2010 included those of the acquired Intesa Sanpaolo securities services and Mourant International Finance Administration, or MIFA, businesses beginning May 17, 2010 and April 1, 2010, respectively.

(2)	Adjustments represented the allocation of earnings to participating securities. See note 15 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Highlights

This section provides highlights with respect to our consolidated financial results for the second quarter of 2011 presented in the preceding table, as well as other information related to the quarter. Additional information about our financial results is provided under “Consolidated Results of Operations,” which follows this section.

Significant Developments

During the second quarter, we declared a quarterly common stock dividend of $0.18 per share, or approximately $90 million, payable in July 2011. This dividend, together with the $0.18-per-share, or $90 million, dividend declared by us during the first quarter of this year and paid in April 2011, compares to aggregate dividends of $0.04 per share, or $20 million, paid in all of 2010. The 2011 dividends represented the first increase in our common stock dividend since we announced a reduction of such dividends in the first quarter of 2009, in connection with our plan to strengthen our tangible common equity.

During the second quarter, we purchased approximately 4.9 million shares of our common stock under the program approved by the Board of Directors during the first quarter of 2011, under which we are authorized to purchase up to $675 million of our common stock during 2011. The shares were purchased at an average and aggregate cost of $46.18 and approximately $225 million, respectively. The shares were recorded as treasury stock in our consolidated statement of condition as of June 30, 2011. We had approximately $450 million of common stock that remained to be purchased under the program as of June 30, 2011. The common stock purchase program was disclosed in our first-quarter 2011 Form 10-Q.

Financial Results

Total revenue for the second quarter of 2011 increased 8% compared to the same period in 2010; total fee revenue increased 12% and net interest revenue decreased 13% in the same comparison.

Servicing and management fees for the second quarter of 2011 were up 16% and 24%, respectively, compared to the second quarter of 2010. The increase in servicing fee revenue was mainly due to the impact of net new business installed, improvements in equity market valuations and the addition of a full quarter of revenue from the acquired Intesa business, which acquisition was completed in the middle of the second quarter of 2010. The increase in management fee revenue was mainly due to improvements in equity market valuations, as well as the addition of revenue from the acquired Bank of Ireland Asset Management, or BIAM, business, which acquisition was completed in January 2011.

Trading services revenue decreased 5% comparing the second quarter of 2011 with the second quarter of 2010, primarily as a result of a decline in foreign exchange trading revenue associated with lower volatility, partly offset by higher client volume. This net decline was partly offset by an increase in revenue from electronic trading. In the same comparison, securities finance revenue increased 26% as a result of the effect of stronger seasonal activity relative to 2010 related to European equities and annual dividend payment dates, contributing to an improvement in spreads, partly offset by an overall decrease in average lending volumes. Processing fees and other revenue decreased 20%, primarily the result of lower revenue from joint ventures and structured products.

For the second quarter of 2011, we recorded net interest revenue of $572 million, which included $51 million of discount accretion related to investment securities added to our consolidated statement of condition in connection with the May 2009 asset-backed commercial paper conduit consolidation. The corresponding amounts for the second quarter of 2010 were $658 million and $172 million, respectively. Accordingly, net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

interest revenue declined 13% compared to the prior-year second quarter (refer to the “Net Interest Revenue” section under “Consolidated Results of Operations” in this Management’s Discussion and Analysis). This decrease primarily reflected the impact of the decline in conduit–related accretion, which was primarily due to sales, particularly the December 2010 investment portfolio repositioning, and pay-downs. The decreases were offset, in part, by net interest revenue generated from the investment of the deposits added in May 2010 in connection with the Intesa acquisition, as well as favorable short-term funding costs related to higher client deposit volumes.

Net interest margin, computed on fully taxable-equivalent net interest revenue of $605 million ($572 million plus a tax-equivalent adjustment of $33 million), declined 45 basis points from 2.21% in the second quarter of 2010 to 1.76% in the second quarter of 2011. The above-mentioned conduit-related discount accretion accounted for 15 basis points of net interest margin for the second quarter of 2011, compared to 55 basis points for the second quarter of 2010. Excluding discount accretion, fully taxable-equivalent net interest revenue for the second quarter of 2011 would have been $554 million ($605 million less $51 million), an increase of 7% from $517 million ($689 million less $172 million) for the second quarter of 2010. Net interest margin for the second quarter of 2011 computed on the same basis would have been 1.61% compared to 1.66% for the second quarter of 2010.

We recorded net realized gains of $62 million from sales of available-for-sale securities during the second quarter of 2011, compared to net realized gains of $3 million during the second quarter of 2010. Separately, we recorded credit-related other-than-temporary impairment of $35 million during the second quarter of 2011, compared to $53 million during the second quarter of 2010, largely related to non-agency mortgage-backed securities. The aggregate net realized gains and impairment losses resulted in net gains related to investment securities of $27 million for the second quarter of 2011, compared to net losses of $50 million for the same period in 2010.

Total expenses declined 9% for the second quarter of 2011 compared to the second quarter of 2010; however, if the securities lending charge of $414 million recorded in the second quarter of 2010 were excluded, total expenses for the second quarter of 2010 would have been $1.53 billion, representing $1.94 billion less the charge of $414 million, and total expenses would have increased 16% in the same comparison. This adjusted increase mainly reflected a reduction of cash incentive compensation in the 2010 period related to the securities lending charge, increases in salaries and employee benefits expenses in 2011 associated with the business operations and information technology transformation program and the addition of expenses in 2011 from the acquired Intesa (full versus partial quarter) and BIAM businesses.

We recorded income tax expense of $202 million for the second quarter of 2011, compared to a tax benefit of $82 million for the second quarter of 2010; the 2010 benefit resulted from a discrete tax benefit of $180 million generated by the restructuring of the former non-U.S conduit assets. Our effective tax rate for the second quarter of 2011 was 28.2% compared to (23.4)% for the second quarter of 2010. Excluding the tax benefit, the effective tax rate for the second quarter of 2010 would have been 28%.

During the second quarter of 2011, we were awarded approximately $280 billion of new business in assets to be serviced; approximately $130 billion was installed prior to June 30, 2011, and most of the remaining $150 billion is expected to be installed during the second half of this year. In addition, of the remaining $460 billion of new asset servicing business awarded in 2010 and during the first quarter of 2011 that had not been installed as of March 31, 2011, approximately $280 billion was installed during the second quarter of 2011. The remaining $180 billion is expected to be installed during the second half of this year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

With respect to the new asset servicing business referenced above, we will provide various services for these assets, including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.

During the second quarter of 2011, we were awarded approximately $141 billion of new business in assets to be managed. We installed $111 billion of this new asset management business during the second quarter, and we are scheduled to install the remaining $30 billion of this new business later in 2011. This new business is composed of a variety of investment strategies, mainly passive and exchange-traded funds.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the second quarter and first six months of 2011 compared to the same periods in 2010, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

Information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Fee revenue:
Servicing fees	$1,124	$973	16%	$2,219	$1,868	19%
Management fees	250	201	24	486	412	18
Trading services	311	326	(5)	613	568	8
Securities finance	137	109	26	203	181	12
Processing fees and other	70	87	(20)	162	207	(22)

Total fee revenue	1,892	1,696	12	3,683	3,236	14
Net interest revenue:
Interest revenue	719	846	(15)	1,453	1,724	(16)
Interest expense	147	188	(22)	304	405	(25)

Net interest revenue	572	658	(13)	1,149	1,319	(13)
Gains (Losses) related to investment securities, net	27	(50)		20	45

Total revenue	$2,491	$2,304	8	$4,852	$4,600	5

Fee Revenue

Servicing and management fees collectively comprised approximately 73% of our total fee revenue for both the second quarter and first six months of 2011 compared to approximately 69% and 70% for the corresponding periods in 2010. These fees are influenced by, among other factors, the mix and volume of assets under custody

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by our clients, and are generally affected by changes in worldwide equity and fixed-income valuations.

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

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,318	1,135	16%	1,343	1,102	22%	1,321	1,031	28%
NASDAQ®	2,765	2,342	18	2,827	2,276	24	2,774	2,109	32
MSCI EAFE®	1,710	1,460	17	1,746	1,421	23	1,708	1,348	27

	Daily Averages of Indices			Average of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,310	1,129	16%	1,328	1,109	20%
NASDAQ®	2,752	2,312	19	2,791	2,269	23
MSCI EAFE®	1,705	1,504	13	1,731	1,476	17

Servicing Fees

The 16% increase in servicing fees in the quarterly comparison resulted primarily from the impact of net new business installed on current period revenue, as well as increases in daily average equity market valuations. In addition, the second quarter of 2011 reflected a full quarter of revenue from the acquired Intesa business,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

which business was acquired in the middle of the second quarter of 2010. The 19% increase in servicing fees in the six-month comparison resulted primarily from the addition of revenue from the acquired Intesa and MIFA businesses (full versus partial period), the impact of net new business installed and increases in daily average equity market valuations. For the second quarter and first six months of 2011, servicing fees generated outside the U.S. were approximately 43% and 42%, respectively, of total servicing fees compared to approximately 41% and 40% for the second quarter and first six months of 2010, respectively.

At June 30, 2011, we had aggregate assets under custody and administration, presented in the tables that follow, of $22.76 trillion, which increased $1.23 trillion from $21.53 trillion at December 31, 2010, and increased $3.73 trillion from $19.03 trillion at June 30, 2010. The increases in both comparisons mainly reflected the installation of new business, as well as higher asset valuations associated with the improvement in the global financial markets. The new asset servicing business not installed by June 30, 2011 was not included in our assets under custody and administration at that date, and had no impact on our servicing fee revenue for the second quarter of 2011, as the assets are not included until their installation is complete and we begin to service them. The assets do not begin generating servicing fee revenue until they are installed.

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2011	December 31, 2010	June 30, 2010
Mutual funds	$5,584	$5,540	$4,720
Collective funds	4,708	4,350	3,773
Pension products	5,185	4,726	4,357
Insurance and other products	7,285	6,911	6,182

Total	$22,762	$21,527	$19,032

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2011	December 31, 2010	June 30, 2010
Equities	$12,601	$11,000	$9,581
Fixed-income	7,392	7,875	6,946
Short-term and other investments	2,769	2,652	2,505

Total	$22,762	$21,527	$19,032

Management Fees

Management fees increased 24% and 18% during the second quarter and first six months of 2011, respectively, compared to the second quarter and first six months of 2010. The increases in both periods were primarily the result of increases in average month-end equity market valuations and the addition of revenue from the acquired BIAM business. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of 23% for the second quarter of 2011 compared to the second quarter of 2010, and were up 21% in the six-month comparison. For the second quarter and first six months of 2011, management fees generated outside the U.S. were approximately 45% and 40%, respectively, of total management fees, compared to approximately 35% for both the second quarter and first six months of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2011, we had aggregate assets under management, presented in the tables that follow, of $2.12 trillion, which increased $106 billion from $2.01 trillion at December 31, 2010, and increased $281 billion from $1.84 trillion at June 30, 2010. The increase from December 31, 2010 primarily reflected increases in asset valuations, net new business installed and assets added from our acquisition of BIAM. The increase from June 30, 2010 primarily reflected asset appreciation and the addition of assets from the BIAM acquisition, partly offset by net lost business. New asset management business awarded to us but not installed by June 30, 2011 was not included in our assets under management as of June 30, 2011, and will be included in managed assets as the new business is installed. The assets do not begin generating management fee revenue until they are installed.

ASSETS UNDER MANAGEMENT

(In billions)	June 30, 2011	December 31, 2010	June 30, 2010
Passive:
Equities	$706	$655	$480
Fixed-income	324	363	399
Exchange-traded funds(1)	266	255	201
Other	234	210	196

Total Passive	1,530	1,483	1,276
Active:
Equities	56	55	52
Fixed-income	17	17	22
Other	50	28	27

Total Active	123	100	101
Cash	463	427	458

Total	$2,116	$2,010	$1,835

(1)	Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

The following table presents the components of the changes in assets under management during the twelve months ended June 30, 2011:

ASSETS UNDER MANAGEMENT

(In billions)
June 30, 2010	$1,835
Net new (lost) business	(15)
Market appreciation	190

December 31, 2010	$2,010
Net new business(1)	3
Assets added from BIAM acquisition	23
Market appreciation	80

June 30, 2011	$2,116

(1)

Reflects the sale of approximately $49 billion of U.S. government securities associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities. Future sales by the U.S. Treasury will further reduce our assets under management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Trading Services

Trading services revenue includes revenue from foreign exchange trading, as well as brokerage and other trading services. We earn foreign exchange trading revenue by acting as a market maker. We offer a range of foreign exchange, or FX, products, services and execution models which focus on clients’ global requirements for our proprietary research and the execution of trades in any time zone. Most of our FX products and execution models can be grouped into three broad categories: “direct FX,” “indirect FX,” and electronic trading. We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Direct and indirect FX revenue is recorded in foreign exchange trading revenue; revenue from electronic trading is recorded in brokerage and other trading services revenue.

Trading services revenue declined 5% for the second quarter of 2011 compared to the second quarter of 2010 and increased 8% in the six-month comparison. Foreign exchange trading revenue declined 9% to $169 million for the second quarter of 2011 from $185 million for the second quarter of 2010 and increased 3% to $329 million from $319 million in the six month comparison. The quarterly decrease was primarily the result of a 24% decline in currency volatility, partly offset by higher client volumes. The increase in the six-month comparison primarily resulted from higher client volumes, partly offset by a 15% decrease in currency volatility.

We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as direct FX. Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation, to which we refer as indirect FX. We execute indirect FX trades as a principal at rates based on a published formula. We derive our estimated revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes. For the second quarter and first six months of 2011, our estimated indirect FX revenue was approximately $85 million and $171 million, respectively. All other FX revenue not included in this indirect FX revenue estimate, and unrelated to electronic trading, is estimated and considered by us to be direct FX revenue. For the second quarter and first six months of 2011, our estimated direct FX revenue was $84 million and $158 million, respectively.

Brokerage and other trading services revenue was $142 million for the second quarter of 2011, essentially flat compared to $141 million for the second quarter of 2010. For the first six months of 2011, brokerage and other trading services revenue totaled $284 million, up 14% from $249 million for the first six months of 2010. The increase largely related to higher electronic trading volumes and higher trading profits, partly offset by lower levels of transition management.

Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the second quarter and first six months of 2011, our estimated direct FX revenue from electronic trading was approximately $61 million and $120 million, respectively. As described above, this revenue was recorded in brokerage and other trading services revenue.

Securities Finance

Information about the agency lending fund and SSgA lending fund components of our securities finance business is included under “Consolidated Results of Operations—Total Revenue—Securities Finance” in Management’s Discussion and Analysis in our 2010 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Securities finance revenue for the second quarter of 2011 increased 26% compared to the second quarter of 2010, and for the first six months increased 12% compared to the corresponding period in 2010. The increase in both periods was substantially the result of the effect of stronger seasonal activity relative to 2010, partly offset by an overall decrease in average lending volumes. The stronger seasonal activity resulted, in large part, from heavy client demand to borrow significant volumes of European equities corresponding to their annual dividend payment dates, and contributed to an improvement in spreads. Spreads increased 35% and 27%, respectively, for the second quarter and first six months of 2011 compared to the same periods in 2010. Securities on loan averaged $379 billion for the second quarter of 2011, down from $421 billion for the second quarter of 2010, and averaged $369 billion for the first six months of 2011, down from $417 billion for the comparable period in 2010.

As previously reported, in December 2010, we divided certain of the agency lending collateral pools into liquidity pools, from which clients can obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. These actions were taken to provide greater flexibility to participants with respect to their control of their level of participation in our agency lending program. As of June 30, 2011, the aggregate net assets of the liquidity pools and duration pools were $23.8 billion and $7.4 billion, respectively, compared to $26.2 billion and $11.8 billion, respectively, as of December 31, 2010.

The decline in the aggregate net assets of the duration pools from year-end 2010 reflected both pay-downs on securities held by some of the pools and in-kind redemptions by clients into separately managed accounts. These declines were partly offset by improvement in the market value of securities held by the pools. The return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $219 million as of June 30, 2011, compared to $319 million as of December 31, 2010. This amount is expected to be eliminated as the assets in the duration pools mature or pay down.

Processing Fees and Other

Processing fees and other revenue was $70 million and $162 million for the second quarter and first six months of 2011, respectively, decreases of 20% and 22%, respectively, compared to the same periods in 2010. The decreases in both comparisons were primarily due to lower income from joint ventures and from our structured products business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended June 30,
	2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$10,325	$28	1.05%	$14,091	$22	.62%
Securities purchased under resale agreements	2,556	6	.94	2,567	6	.98
Trading account assets	2,421	—	—	170	—	—
Investment securities	104,570	650	2.49	95,312	774	3.26
Loans and leases	12,720	67	2.14	11,933	74	2.48
Other interest-earning assets	5,346	1	.03	1,065	1	.45

Total average interest-earning assets	$137,938	$752	2.18	$125,138	$877	2.81

Interest-bearing deposits:
U.S.	$1,605	$—	.09%	$9,081	$7	.28%
Non-U.S.	83,378	44	.21	66,314	39	.24
Securities sold under repurchase agreements	9,179	3	.14	8,403	2	.07
Federal funds purchased	1,104	—	.09	1,900	—	.06
Other short-term borrowings	4,975	21	1.71	14,940	68	1.84
Long-term debt	9,541	76	3.16	8,761	71	3.23
Other interest-bearing liabilities	3,426	3	.27	810	1	.70

Total average interest-bearing liabilities	$113,208	$147	.52	$110,209	$188	.68

Interest-rate spread			1.66%			2.13%
Net interest revenue—fully taxable-equivalent basis		$605			$689
Net interest margin—fully taxable-equivalent basis			1.76%			2.21%
Tax-equivalent adjustment		(33)			(31)

Net interest revenue—GAAP basis		$572			$658

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$12,181	$55	.90%	$12,230	$41	.67%
Securities purchased under resale agreements	3,710	16	.87	2,631	10	.79
Trading account assets	2,279	—	—	159	—	—
Investment securities	100,161	1,297	2.61	95,065	1,548	3.38
Loans and leases	12,729	148	2.35	11,521	186	3.25
Other interest-earning assets	4,586	1	.03	1,085	2	.34

Total average interest-earning assets	$135,646	$1,517	2.26	$122,691	$1,787	2.93

Interest-bearing deposits:
U.S.	$3,368	$6	.36%	$8,130	$13	.32%
Non-U.S.	81,063	96	.24	63,453	66	.21
Securities sold under repurchase agreements	9,117	5	.12	8,441	3	.06
Federal funds purchased	1,139	—	.06	1,730	—	.04
Other short-term borrowings	5,337	46	1.72	15,883	178	2.26
Long-term debt	9,228	147	3.18	8,797	143	3.26
Other interest-bearing liabilities	2,784	4	.26	721	2	.59

Total average interest-bearing liabilities	$112,036	$304	.55	$107,155	$405	.76

Interest-rate spread			1.71%			2.17%
Net interest revenue—fully taxable-equivalent basis		$1,213			$1,382
Net interest margin—fully taxable-equivalent basis			1.80%			2.27%
Tax-equivalent adjustment		(64)			(63)

Net interest revenue—GAAP basis		$1,149			$1,319

Net interest revenue is defined as total interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between annualized fully taxable-equivalent net interest revenue and total average interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.

For the second quarter and first six months of 2011, on a fully taxable-equivalent basis, net interest revenue declined 12%, compared to the same periods in 2010. On a GAAP basis, net interest revenue declined 13% in both comparisons. The decreases were mainly the result of lower discount accretion recorded in the 2011 periods associated with former conduit securities, more fully described below. The level of accretion recorded was affected by sales of securities, particularly the investment portfolio repositioning completed in December 2010, and pay-downs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

If the conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue for the second quarter of 2011 would have increased 7% from $517 million ($689 million presented in the preceding quarterly table less accretion of $172 million) to $554 million ($605 million presented in the preceding quarterly table less accretion of $51 million). For the six-month period, fully taxable-equivalent net interest revenue would have increased 10% from $998 million ($1.38 billion presented in the preceding six-month table less accretion of $384 million) to $1.10 billion ($1.21 billion presented in the preceding six-month table less accretion of $113 million). These increases primarily resulted from the net interest revenue generated from investment of the Intesa-related deposits added in May 2010 in connection with that acquisition, as well as favorable short-term funding costs associated with higher levels of other non-U.S. client deposits.

Subsequent to the consolidation of the asset-backed commercial paper conduits in May 2009, we have recorded aggregate discount accretion in interest revenue of $1.45 billion ($621 million in 2009, $712 million in 2010 and $113 million in the first six months of 2011). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment portfolio, including sales of securities which would otherwise generate accretion, such as the portfolio repositioning that we completed in December 2010.

Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, and may increase the volatility of our net interest revenue and margin. The December 2010 portfolio repositioning resulted in a significant decrease in the discount accretion that we expect to recognize in future periods. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2011 to generate aggregate discount accretion in future periods of approximately $1.25 billion over their remaining terms.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $10.33 billion for the second quarter of 2011 compared to $14.09 billion for the second quarter of 2010. For the first six months of 2011, interest-bearing deposits with banks averaged $12.18 billion, essentially flat compared to $12.23 billion for the same period in 2010. An average of $3.34 billion was held at the Federal Reserve Bank during the second quarter of 2011, compared to $3.87 billion held during the second quarter of 2010, with balances in both periods exceeding minimum reserve requirements.

Average securities purchased under resale agreements were flat at $2.56 billion for the second quarter of 2011 compared to $2.57 billion for the second quarter of 2010, and increased from $2.63 billion to $3.71 billion in the six-month comparison. Average trading account assets increased from $170 million for the second quarter of 2010 to $2.42 billion for the second quarter of 2011, and for the six-month periods increased from $159 million to $2.28 billion. Both averages benefited largely from an increase in client demand associated with our trading activities. In connection with these activities, we trade in highly liquid fixed-income securities as principal with our custody clients and other third-parties that trade in these securities. These activities generate fee revenue.

Our average investment securities portfolio increased from $95.31 billion for the second quarter of 2010 to $104.57 billion for the second quarter of 2011, and for the six-month periods increased from $95.07 billion to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$100.16 billion. The increases in both comparisons were generally the result of continued purchases of securities pursuant to our re-investment strategy, partly offset by maturities and sales. In December 2010, we repositioned our portfolio by selling approximately $11 billion of mortgage- and asset-backed securities and re-invested approximately $7 billion of the proceeds, primarily in agency mortgage-backed securities. During the second quarter and first six months of 2011, we purchased $16 billion and $31 billion, respectively, of highly rated U.S. Treasury securities, agency mortgage-backed securities and asset-backed securities. As of June 30, 2011, securities rated “AAA” and “AA” comprised approximately 90% of our portfolio (approximately 80% rated “AAA”), compared to 82% rated “AAA” and “AA” (approximately 71% rated “AAA”) as of June 30, 2010. The change resulted primarily from the effects of the December 2010 repositioning and subsequent re-investment.

Loans and leases averaged $12.72 billion for the second quarter of 2011, up slightly compared to $11.93 for the second quarter of 2010, and $12.73 billion for the first six months of 2011, up from $11.52 billion in the 2010 period. The increases primarily resulted from higher client demand for short-duration liquidity, offset in part by a decrease in the purchased receivables added in connection with the conduit consolidation, mainly from pay-downs and maturities.

For the second quarters of 2011 and 2010, approximately 29% and 27%, respectively, of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. In the aggregate, these short-duration advances averaged approximately $3.72 billion for the second quarter of 2011, compared to $3.17 billion for the second quarter of 2010, and $3.64 billion for the first six months of 2011 compared to $2.67 billion for the 2010 period.

U.S. short-duration advances averaged approximately $1.99 billion and $1.91 billion for the second quarter and first six months of 2011, respectively, compared to approximately $1.94 billion and $1.76 billion for the second quarter and first six months of 2010, respectively. Non-U.S. short-duration advances averaged approximately $1.73 billion for both the second quarter and first six months of 2011, compared to approximately $1.23 billion and $914 million, respectively, for the comparable periods in 2010. The increase in average non-U.S. short duration advances was mainly due to activity associated with clients added in connection with the Intesa acquisition.

Average other interest-earning assets increased from $1.06 billion for the second quarter of 2010 to $5.35 billion for the second quarter of 2011, and from $1.09 billion to $4.59 billion in the six-month comparison. Both increases were primarily the result of higher levels of cash collateral associated with our role as principal in certain securities borrowing activities.

Average interest-bearing deposits increased from $75.40 billion for the second quarter of 2010 to $84.98 billion for the second quarter of 2011. For the six-month periods, average interest-bearing deposits were $84.43 billion in 2011 compared to $71.58 billion in 2010. Both increases reflected the client deposits added in connection with the Intesa acquisition, as well as higher levels of non U.S. transaction accounts associated with new and existing business in assets under custody and administration.

Average other short-term borrowings declined to $4.98 billion for the second quarter of 2011 compared to $14.94 billion for the second quarter of 2010, and to $5.34 billion for the first six months of 2011 compared to $15.88 billion for the corresponding period in 2010. Higher levels of client deposits provided additional liquidity. Average long-term debt increased to $9.54 billion for the second quarter of 2011 from $8.76 billion for the same period in 2010, and increased to $9.23 billion from $8.80 billion in the six-month comparison. These increases

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

primarily reflected the issuance of an aggregate of $2 billion of senior notes by us in March 2011, partly offset by the maturity of $1 billion of senior notes in February 2011 previously issued by State Street Bank under the FDIC’s Temporary Liquidity Guarantee Program. Additional information about our long-term debt is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

Average other interest-bearing liabilities increased from $810 million for the second quarter of 2010 to $3.43 billion for the second quarter of 2011, and increased from $721 million to $2.78 billion in the six-month comparison. The increases in both comparisons were primarily the result of higher levels of client cash collateral held in connection with our role as principal in certain securities lending activities.

Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment portfolio; and the relative impact of the yields earned on the securities purchased by us with the proceeds from the December 2010 portfolio repositioning compared to the yields earned on the securities sold. Based on market conditions, we have continued to re-invest the proceeds from pay-downs and maturities of securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on market conditions over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

From time to time, in connection with our ongoing management of the investment portfolio, we sell available-for-sale securities, to manage risk, to reduce our risk profile, to take advantage of favorable market conditions, or for other reasons. We recorded net realized gains of $62 million from sales of approximately $5.43 billion of available-for-sale securities in the second quarter of 2011, and $66 million from sales of approximately $9.37 billion of available-for-sale securities during the first six months of 2011, compared to net realized gains of $3 million and $195 million, respectively, in the 2010 periods.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the second quarter and first six months of 2011 were $44 million and $79 million, respectively. Of this total, $9 million and $33 million, respectively, related to factors other than credit, and were recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. The remaining $35 million and $46 million, respectively, were recorded in our consolidated statement of income.

For the second quarter and first six months of 2011, other-than-temporary impairment was largely related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the quarter. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents net realized gains from sales, and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net realized gains from sales of available-for-sale securities	$62	$3	$66	$195

Losses from other-than-temporary impairment	(44)	(240)	(79)	(480)
Losses not related to credit	9	187	33	330

Net impairment losses	(35)	(53)	(46)	(150)

Gains (Losses) related to investment securities, net	$27	$(50)	$20	$45

Impairment associated with expected credit losses	$(24)	$(41)	$(29)	$(130)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(8)	—	(8)	—
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(12)	(9)	(20)

Net impairment losses	$(35)	$(53)	$(46)	$(150)

Additional information about our investment securities, including the gross gains and gross losses that compose the net realized gains from sales of available-for-sale securities presented in the table above and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

PROVISION FOR LOAN LOSSES

We recorded a provision for loan losses of $2 million for the second quarter of 2011; the net provision for loan losses for the first six months of 2011 was $1 million, which resulted from a negative provision for the first quarter of 2011. For the second quarter and first six months of 2010, we recorded provisions for loan losses of $10 million and $25 million, respectively. The majority of the provision recorded in 2010 resulted from a revaluation of the collateral supporting a commercial real estate, or CRE, loan. The loan was part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

We review our loans and leases on a regular basis, in connection with our evaluation of the allowance for loan losses, and consider factors including the effect of economic conditions on borrowers’ ability to repay, the estimated value of any underlying collateral, the contract terms underlying extensions of credit and previous loss experience. Provisions for loan losses reflect our estimate of the amount necessary to maintain the allowance at a level considered by us to be appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. With respect to the CRE loans, any provisions for loan losses reflect management’s expectations with respect to future cash flows from these loans and the value of available collateral, based on an assessment of economic conditions in the commercial real estate market and other factors. Future changes in expectations with respect to these loans or in our estimates of probable credit losses inherent in the loan and lease portfolio could result in additional provisions for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

EXPENSES

The following table presents the components of expenses for the periods indicated:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Salaries and employee benefits	$1,009	$849	19%	$1,983	$1,732	14%
Information systems and communications	199	174	14	390	341	14
Transaction processing services	193	164	18	373	317	18
Occupancy	113	116	(3)	220	234	(6)
Securities lending charge	—	414		—	414
Acquisition and restructuring costs	17	41	(59)	36	54	(33)
Other:
Professional services	84	85	(1)	166	166	—
Amortization of other intangible assets	50	46	9	99	80	24
Securities processing costs (recoveries)	(12)	(14)	(14)	(17)	44	(139)
Regulator fees and assessments	16	15	7	22	26	(15)
Other	105	54	94	204	115	77

Total other	243	186	31	474	431	10

Total expenses	$1,774	$1,944	(9)	$3,476	$3,523	(1)

Number of employees at quarter end	29,450	28,925

The increases in salaries and employee benefits expenses for the second quarter and first six months of 2011 compared to the prior-year periods were primarily due to higher cash incentive compensation, partly the result of a reduction of such compensation in 2010 related to the securities lending charge; the effect of salary adjustments primarily related to merit increases; higher contract employee costs associated with the business operations and information technology transformation program described below; the addition of the expenses of the acquired Intesa (full versus partial periods), MIFA (full versus partial six-month period) and BIAM businesses subsequent to their respective acquisition dates; and higher medical insurance costs.

Information systems and communications expenses for the second quarter and first six months of 2011 increased primarily due to the addition of expenses from the acquired Intesa (full versus partial periods) and MIFA (full versus partial six-month period) businesses subsequent to their respective acquisition dates, and higher levels of spending on telecommunications hardware and software for our global infrastructure.

Transaction processing services expenses, which are volume-related and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services, increased due to higher external contract services costs related to increases in transaction volumes, as well as higher levels of sub-custodian services.

During the second quarter and first six months of 2011, we recorded $17 million and $36 million respectively, of acquisition and restructuring costs, composed of $13 million and $27 million, respectively, of integration costs related to the Intesa, MIFA and BIAM acquisitions and $4 million and $9 million, respectively, of restructuring charges related to the business operations and information technology transformation program.

In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational and information technology enhancements and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To implement this program, we expect to recognize aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. Excluding these restructuring charges, we expect the program to reduce our expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014.

To date, we have recorded aggregate pre-tax restructuring charges of $165 million in our consolidated statement of income, composed of $156 million in 2010 and $9 million in the first half of 2011. The aggregate charges consisted of $111 million of employee-related costs, including severance, benefits and outplacement services, and $54 million related to actions taken to reduce our occupancy costs through consolidation of real estate. In 2010, in connection with the program, we initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which we expect to have substantially completed by the end of 2011. As of June 30, 2011, in connection with this reduction, a total of approximately 975 employees had been involuntarily terminated and left State Street.

As of June 30, 2011, we had paid approximately $72 million of the aggregate balance sheet accrual of $165 million, with $19 million paid in 2010 and $53 million paid in 2011. Of the total payments of $72 million, $64 million related to employee severance, benefits and outplacement, and $8 million related to real estate consolidation. The remaining accrual as of June 30, 2011 totaled $93 million, composed of accruals of $47 million for employee-related costs and $46 million for real estate consolidation. Information with respect to activity during the first six months of 2011 in the balance sheet accrual related to the program is provided in note 14 to the consolidated financial statements included in this Form 10-Q.

During the second half of 2011, we expect to record approximately $110 million to $130 million of additional pre-tax restructuring charges to accrue for the severance and related costs associated with additional workforce reduction and other transition costs, as a result of implementation of further aspects of the program. As part of this implementation, an additional approximately 530 employees will be provided with severance and outplacement services as their roles are eliminated over the course of the next 18-20 months.

The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs, regulator fees and assessments and other) for the second quarter and first six months of 2011 compared to the same periods in 2010 resulted primarily from lower insurance recoveries, higher sales and promotion expenses and higher amortization of other intangible assets from acquisitions.

INCOME TAX EXPENSE

We recorded income tax expense of $202 million for the second quarter of 2011, compared to an income tax benefit of $82 million for the second quarter of 2010. For the first six months of 2011, income tax expense was $391 million, compared to $125 million for the corresponding 2010 period. Our effective tax rates for the second quarter and first six months of 2011 were 28.2% and 28.4%, compared to (23.4)% and 11.9% for the second quarter and first six months of 2010, respectively. The effective tax rates for the second quarter and first six months of 2010 resulted from a discrete tax benefit of $180 million generated by the restructuring of former non-U.S. conduit assets. Excluding the tax benefit, the effective tax rates for the second quarter and first six months of 2010 would have been 28% and 29%, respectively.

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

The following tables present our line-of-business results. The “Other” column for 2011 represents integration costs associated with acquisitions and restructuring charges associated with our business operations and information technology transformation program. The “Other” column for 2010 represents integration costs. The amounts in the “Other” columns were not allocated to State Street’s business lines. During the first quarter of 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Prior-year net interest revenue and average assets have been restated for comparative purposes to reflect the revised methodology.

	Quarters Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,124	$973					$1,124	$973
Management fees	—	—	$250	$201			250	201
Trading services	311	326	—	—			311	326
Securities finance	116	84	21	25			137	109
Processing fees and other	53	63	17	24			70	87

Total fee revenue	1,604	1,446	288	250			1,892	1,696
Net interest revenue	519	613	53	45			572	658
Gains (Losses) related to investment securities, net	27	(50)	—	—			27	(50)

Total revenue	2,150	2,009	341	295			2,491	2,304
Provision for loan losses	2	10	—	—			2	10
Expenses from operations	1,538	1,291	219	198			1,757	1,489
Acquisition and restructuring costs	—	—	—	—	$17	$41	17	41
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	1,538	1,366	219	537	17	41	1,774	1,944

Income (Loss) from continuing operations before income taxes	$610	$633	$122	$(242)	$(17)	$(41)	$715	$350

Pre-tax margin	28%	32%	36%	(82)%
Average assets (in billions)	$158.0	$145.2	$6.3	$5.8			$164.3	$151.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(Dollars in millions, except where otherwise noted)	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$2,219	$1,868					$2,219	$1,868
Management fees	—	—	$486	$412			486	412
Trading services	613	568	—	—			613	568
Securities finance	175	142	28	39			203	181
Processing fees and other	122	153	40	54			162	207

Total fee revenue	3,129	2,731	554	505			3,683	3,236
Net interest revenue	1,054	1,240	95	79			1,149	1,319
Gains related to investment securities, net	20	45	—	—			20	45

Total revenue	4,203	4,016	649	584			4,852	4,600
Provision for loan losses	1	25	—	—			1	25
Expenses from operations	2,991	2,639	449	416			3,440	3,055
Acquisition and restructuring costs	—	—	—	—	$36	$54	36	54
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	2,991	2,714	449	755	36	54	3,476	3,523

Income (Loss) from continuing operations before income taxes	$1,211	$1,277	$200	$(171)	$(36)	$(54)	$1,375	$1,052

Pre-tax margin	29%	32%	31%	(29)%
Average assets (in billions)	$155.7	$141.6	$5.7	$5.4			$161.4	$147.0

Investment Servicing

Total revenue for the second quarter of 2011 increased 7% compared to the second quarter of 2010, and 5% in the six-month comparison. Total fee revenue in the same comparison increased 11% and 15%, respectively, with the increases mainly attributable to growth in servicing fees and securities finance revenue. The increases were partly offset by a decline in processing fees and other revenue.

The increase in servicing fees in the quarterly comparison primarily resulted from the impact of net new business installed on current period revenue, as well as increases in daily average equity market valuations and the addition of a full quarter of revenue from the acquired Intesa business. The increase in servicing fees in the six-month comparison primarily resulted from the addition of revenue from the acquired Intesa and MIFA businesses (full versus partial period), the impact of net new business installed and increases in daily average equity market valuations.

Securities finance revenue in both the quarterly and six-month comparisons increased, primarily as a result of the effect of stronger seasonal activity relative to 2010, partly offset by an overall decrease in average lending volumes. The stronger seasonal activity resulted, in large part, from heavy client demand to borrow significant volumes of European equities corresponding to their annual dividend payment dates, and contributed to improvement in spreads.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Trading services revenue declined 5% in the second quarter of 2011 compared to the second quarter of 2010 and increased 8% in the six-month comparison. The quarterly decrease was primarily the result of a decline in currency volatility, partly offset by higher trading volumes. The increase in the six-month comparison primarily resulted from higher trading volumes, partly offset by a decline in currency volatility. Processing fees and other revenue declined in both comparisons primarily due to lower income from joint ventures and from our structured products business.

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

Net interest revenue for both the second quarter and first six months of 2011 decreased 15% compared to the same periods in 2010, primarily as a result of lower discount accretion associated with former conduit securities, partly offset by interest revenue generated from the investment of the Intesa-related deposits added in May 2010 in connection with that acquisition. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of client liabilities attributable to that business.

Total expenses from operations increased 19% for the second quarter and 13% for the first six months of 2011 compared to the corresponding periods in 2010. Components of the increase included higher salaries and employee benefits expenses, higher costs related to transaction processing associated with higher volumes, and the addition of the expenses of the acquired Intesa and MIFA businesses for the full quarter (Intesa) and first six months (Intesa and MIFA) versus partial periods in 2010. The increases also reflected the impact of the reduction of cash incentive compensation in 2010 related to the securities lending charge.

Investment Management

Total revenue for the second quarter of 2011 increased 16% compared to the second quarter of 2010, and increased 11% for the first six months of 2011 compared to the first six months of 2010. These increases generally resulted from increases in management fees and net interest revenue. Management fees, generated by SSgA, increased 24% in the second quarter of 2011 compared to the second quarter of 2010, and 18% in the six-month comparison, due to improvements in average month-end equity market valuations and the addition of revenue from the acquired BIAM business. Net interest revenue for the second quarter of 2011 increased 18% compared to the second quarter of 2010, and 20% for the first six months of 2011 compared to the first six months of 2010, primarily as a result of the impact of a higher volume of non-U.S. client deposits.

Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion.

Total expenses from operations for the second quarter increased 11% compared to the second quarter of 2010, and increased 8% for the first six months of 2011 compared to the first six months of 2010. The increases were related to lower insurance recoveries and higher salaries and employee benefits expenses related to the addition of the expenses of the acquired BIAM business. The 2010 periods reflected the impact of the reduction of cash incentive compensation related to the securities lending charge.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of our average total assets, average total interest-bearing liabilities and noninterest-bearing liabilities, and average preferred and common shareholders’ equity for the six months ended June 30:

	2011 Average Balance	2010 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$12,181	$12,230
Securities purchased under resale agreements	3,710	2,631
Trading account assets	2,279	159
Investment securities	100,161	95,065
Loans and leases	12,729	11,521
Other interest-earning assets	4,586	1,085

Total interest-earning assets	135,646	122,691
Cash and due from banks	2,664	2,393
Other assets	23,137	21,913

Total assets	$161,447	$146,997

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$3,368	$8,130
Non-U.S.	81,063	63,453

Total interest-bearing deposits	84,431	71,583
Securities sold under repurchase agreements	9,117	8,441
Federal funds purchased	1,139	1,730
Other short-term borrowings	5,337	15,883
Long-term debt	9,228	8,797
Other interest-bearing liabilities	2,784	721

Total interest-bearing liabilities	112,036	107,155
Non-interest-bearing deposits	17,220	13,285
Other liabilities	13,221	11,183
Preferred shareholders’ equity	298	—
Common shareholders’ equity	18,672	15,374

Total liabilities and shareholders’ equity	$161,447	$146,997

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The following tables present the carrying values of investment securities by type as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,398	$7,577
Mortgage-backed securities	25,535	23,640
Asset-backed securities:
Student loans(1)	15,920	13,929
Credit cards	9,868	7,603
Sub-prime	1,645	1,818
Other	1,313	1,054

Total asset-backed securities	28,746	24,404

Non-U.S. debt securities:
Mortgage-backed securities	9,380	6,294
Asset-backed securities	6,101	3,787
Government securities	3,545	2,915
Other	1,120	1,022

Total non-U.S. debt securities	20,146	14,018

State and political subdivisions	6,747	6,604
Collateralized mortgage obligations	2,654	1,861
Other U.S. debt securities	2,804	2,536
U.S. equity securities	563	1,115
Non-U.S. equity securities	190	126

Total	$94,783	$81,881

(In millions)	June 30, 2011	December 31, 2010
Held to Maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$332	$413
Asset-backed securities	45	64
Non-U.S. debt securities:
Mortgage-backed securities	5,942	6,332
Asset-backed securities	89	646
Other	782	208

Total non-U.S. debt securities	6,813	7,186

State and political subdivisions	119	134
Collateralized mortgage obligations	3,822	4,452

Total	$11,131	$12,249

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Additional information about our investment securities portfolio is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities and in the context of our overall balance sheet structure, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit-quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.

The portfolio is concentrated in securities with high credit quality, with approximately 90% of the carrying value of the portfolio rated “AAA” or “AA” as of June 30, 2011. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	June 30, 2011	December 31, 2010
AAA(1)	80%	79%
AA	10	11
A	6	6
BBB	2	2
Below BBB	2	2

	100%	100%

(1)	Includes U.S. Treasury securities.

As of June 30, 2011, the investment portfolio of approximately 10,100 securities was diversified with respect to asset class. Approximately 79% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consists primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities are composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Approximately 25% of the aggregate carrying value of the portfolio as of June 30, 2011 was composed of non-U.S. debt securities. The following tables summarize our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Available for sale:
United Kingdom	$7,168	$4,451
Netherlands	3,278	2,320
Australia	2,503	1,332
Canada	2,156	2,138
Cayman Islands	1,830	1,518
Germany	1,410	916
France	340	219
Spain	289	285
Italy	273	—
Other	899	839

Total	$20,146	$14,018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(In millions)	June 30, 2011	December 31, 2010
Held to maturity:
Australia	$3,084	$3,121
United Kingdom	2,851	3,190
Italy	350	342
Spain	255	245
Other	273	288

Total	$6,813	$7,186

Approximately 86% and 85% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” and “AA” as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the securities had an aggregate pre-tax unrealized gain of approximately $155 million and an average market-to-book ratio of 100.6%. The majority is floating-rate securities, and accordingly the aggregate holdings have minimal interest-rate risk. The underlying collateral includes U.K. prime mortgages, Australia and Netherlands mortgages, Australian and Canadian government securities and German automobile loans. The “other” category of available-for-sale securities included approximately $78 million and $69 million of securities as of June 30, 2011 and December 31, 2010, respectively, related to Portugal and Ireland, substantially all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $271 million and $262 million of securities as of June 30, 2011 and December 31, 2010, respectively, related to Portugal, Ireland and Greece, substantially all of which were mortgage-backed securities.

We carry approximately $6.87 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio. Substantially all of these securities are classified as securities available for sale, with the remainder classified as securities held to maturity. We also provide approximately $8.41 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following table presents our combined credit exposure to state and municipal obligors which represents 5% or more of our aggregate municipal credit exposure of approximately $15.28 billion across our businesses as of June 30, 2011, grouped by state to display geographic dispersion:

(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$926	$1,674	$2,600	17%
California	189	1,452	1,641	11
Massachusetts	826	479	1,305	9
Wisconsin	501	419	920	6
New York	284	596	880	6
Florida	184	690	874	6

Total	$2,910	$5,310	$8,220

Our total municipal securities exposure presented above is concentrated primarily with highly rated counterparties, with 80% of obligors rated “AA” and higher as of June 30, 2011. As of that date, approximately 65% and 33% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.

Additional information with respect to our analysis of other-than-temporary impairment of municipal securities is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Impairment

The following table presents net unrealized losses on securities available for sale as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Fair value	$94,783	$81,881
Amortized cost	94,701	82,329

Net unrealized gain (loss), pre-tax	$82	$(448)

Net unrealized gain (loss), after-tax	$49	$(270)

The net unrealized amounts excluded the remaining net unrealized loss of $398 million, or $247 million after-tax, and $523 million, or $317 million after-tax, as of June 30, 2011 and December 31, 2010, respectively, related to reclassifications of securities available for sale to securities held to maturity. These after-tax amounts were recorded in accumulated other comprehensive income. The decline in this remaining after-tax unrealized loss from December 31, 2010 to June 30, 2011 resulted primarily from amortization. The loss is disclosed in note 10 to the consolidated financial statements included in this Form 10-Q.

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

Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a significant driver of the portfolio’s credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of March 31, 2011, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 34% peak-to-current. Overall, management’s expectation, for purposes of its evaluation of other-than-temporary impairment as of June 30, 2011, was that peak-to-trough housing prices declined by 37%.

The performance of certain mortgage products and vintages of securities continues to deteriorate. In addition, management continues to believe that housing prices will decline further as indicated above. The combination of these factors has led to an increase in management’s overall loss expectations. Our investment portfolio continues to be sensitive to management’s estimates of future cumulative losses. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We estimate, for example, that other-than-temporary impairment of the investment portfolio could increase by approximately $20 million to $60 million, if national housing prices were to decline by 40% peak-to-trough, compared to management’s expectation of 37% described above. These sensitivity estimates are based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded during the first six months of 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of June 30, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

In late 2010, several major U.S. financial institutions participated in a mortgage foreclosure moratorium with respect to residential mortgages. While the moratorium has been lifted, the residential mortgage servicing environment remains challenging, and the timeline to liquidate distressed loans continues to extend. The rate at which distressed residential mortgages are liquidated may affect, among other things, our investment securities portfolio. Such effects could include the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities, which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.

Loans and Leases

The following table presents our recorded investment in U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Institutional:
U.S.	$8,230	$7,001
Non-U.S.	4,039	4,192
Commercial real estate:
U.S.	663	764

Total loans and leases	$12,932	$11,957
Allowance for loan losses	(54)	(100)

Loans and leases, net of allowance for loan losses	$12,878	$11,857

Additional information with respect to these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.

The increase in the U.S. portion of the institutional segment from December 31, 2010 was generally the result of a higher level of short-duration advances to clients. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature. Aggregate short-duration advances to our clients included in the institutional segment were $3.84 billion and $2.63 billion at June 30, 2011 and December 31, 2010,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

respectively. The decline in CRE loans was mainly associated with the charge-off of an acquired credit-impaired loan on which we foreclosed during the first quarter, and the charge-off of an acquired credit-impaired loan during the second quarter as a result of deterioration in the value of the underlying collateral. These loans were part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The charge-offs are more fully described in note 4 to the consolidated financial statements included in this Form 10-Q.

As of June 30, 2011, we held an aggregate of approximately $284 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. There were $307 million of troubled debt restructurings outstanding as of December 31, 2010.

As of June 30, 2011 and December 31, 2010, approximately $87 million and $158 million, respectively, of the aforementioned CRE loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses.

The following table presents activity in the allowance for loan losses:

	Six Months Ended June 30,
(In millions)	2011	2010
Allowance for loan losses:
Beginning balance	$100	$79
Charge-offs	(47)	(3)
Provisions	1	25
Other	—	1

Ending balance	$54	$102

The charge-offs recorded in 2011 were mainly related to a foreclosure on an acquired credit-impaired CRE loan and an acquired credit-impaired CRE loan whose underlying collateral had deteriorated in value. Additional information is provided in note 4 to the consolidated financial statements included in this Form 10-Q. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a CRE loan.

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. With respect to CRE loans, management considers its expectations with respect to future cash flows from those loans and the value of available collateral. These expectations are based, among other things, on an assessment of economic conditions in the commercial real estate market and other factors.

Cross-Border Outstandings

Information with respect to the nature of our cross-border outstandings is provided under “Financial Condition—Cross-Border Outstandings” in Management’s Discussion and Analysis included in our 2010 Form 10-K. Cross-border outstandings to countries in which we do business, and which amounted to at least 1% of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

consolidated total assets, are presented in the following table as of the dates indicated. The aggregate cross-border outstandings presented in the table represented 16% of our consolidated total assets as of both June 30, 2011 and December 31, 2010.

(In millions)	June 30, 2011	December 31, 2010
United Kingdom	$11,821	$8,781
Germany	5,016	6,936
Australia	5,877	5,559
Canada	3,010	2,478
Netherlands	2,936	2,574
Japan	1,960	—

Aggregate cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of June 30, 2011 amounted to approximately $1.49 billion, to Italy. There were no cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2010.

With respect to the ongoing uncertainty in the sovereign bond markets of several European countries, we have heightened the monitoring of our cross-border exposures, particularly our exposures to Portugal, Ireland, Italy, Greece and Spain. In addition to the exposure to Italy described above, we had aggregate exposure of approximately $1.27 billion to Portugal, Ireland, Greece and Spain as of June 30, 2011. As of that date, none of these country exposures was individually greater than .75% of our consolidated total assets. Approximately 68%, or $856 million, of this aggregate exposure consisted of securities carried in our investment portfolio, substantially all of which are mortgage- or asset-backed. The remaining amount consisted primarily of exposures to counterparties in those countries related to foreign exchange and interest-rate contracts, cash and interest-bearing deposits, loans and short-duration advances and securities finance. We had not recorded any other-than-temporary impairment or provisions for loan losses with respect to any of these positions as of June 30, 2011.

Capital

The management of both regulatory and economic capital involve key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2011, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Tier 1 risk-based capital ratio	4%	6%	18.9%	20.5%	17.2%	18.1%
Total risk-based capital ratio	8	10	20.8	22.0	19.3	19.9
Tier 1 leverage ratio	4	5	8.6	8.2	7.7	7.1
Tier 1 risk-based capital			$13,333	$12,325	$11,724	$10,489
Total risk-based capital			14,609	13,231	13,180	11,565
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$53,453	$46,209	$51,453	$44,103
Off-balance sheet equivalent risk-weighted assets			15,946	13,177	15,946	13,177
Market risk equivalent assets			995	791	946	750

Total			$70,394	$60,177	$68,345	$58,030

Adjusted quarterly average assets			$155,030	$150,770	$152,226	$147,908

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

As of June 30, 2011, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios declined compared to December 31, 2010. Higher capital associated with net income, other comprehensive income and the remarketing of subordinated debt, reduced by purchases of our common stock and declarations of common stock dividends, was more than offset by increases in total risk-weighted assets. The increases in risk-weighted assets were primarily related to balance sheet growth mainly associated with higher levels of investment securities. The increases in the tier 1 leverage ratios for both entities were generally due to the impact of the above-described net increases in capital, partly offset by increases in adjusted quarterly average assets. As of June 30, 2011, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well-capitalized” thresholds.

During the first half of 2011, we declared quarterly common stock dividends totaling $0.36 per share, or approximately $180 million. These dividends compare to aggregate dividends of $0.04 per share, or $20 million, declared in all of 2010, and represented the first increase in our quarterly common stock dividend since we announced a reduction of such dividends in the first quarter of 2009 in connection with our plan to strengthen our tangible common equity. We also purchased approximately 4.9 million shares of our common stock under the program approved by the Board of Directors during the first quarter of 2011, under which we are authorized to purchase up to $675 million of our common stock during 2011. The shares were purchased at an average and aggregate cost of $46.18 and approximately $225 million, respectively. We had approximately $450 million of common stock that remained to be purchased under the program as of June 30, 2011.

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

In addition, in response to the recent financial crisis and ongoing global financial market dynamics, the Basel Committee has proposed new guidelines, referred to as Basel III. Basel III would establish more stringent capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. These requirements, as well as related provisions of the Dodd-Frank Act and other international regulatory initiatives, could have a material impact on our businesses and our profitability. U.S. banking regulators will be required to enact new rules specific to the U.S. banking industry to implement the final Basel III accord. Consequently, determining with certainty at this time the alignment of our regulatory capital and our operations with the regulatory capital requirements of Basel III, or when we will be expected to be compliant with the Basel regulatory capital requirements, is not possible.

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

Economic capital for each of these five categories is estimated on a stand-alone basis using scenario analysis and statistical modeling techniques applied to internally-generated and, in some cases, external data. These individual results are then aggregated at the State Street consolidated level.

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

We generally manage our liquidity on a global basis at the State Street consolidated level. We also manage parent company liquidity, and in certain cases branch liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve’s discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. The parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet current debt maturities and cash needs, as well as those projected over the next one-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Our sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. Each of these sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.

Our uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-term money market assets whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-term money market assets which are recorded in our consolidated statement of condition and would be available to meet cash needs. As of June 30, 2011, this wholesale CD portfolio totaled $592 million, compared to $6.82 billion at December 31, 2010. Higher levels of client deposits provided additional liquidity. As of June 30, 2011, we had no conduit-issued asset-backed commercial paper outstanding to third parties, compared to $1.92 billion at December 31, 2010.

While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our net liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-term liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly.

As of June 30, 2011, the value of our consolidated net liquid assets, as defined, totaled $107.69 billion, compared to $83.41 billion at December 31, 2010. For the quarter and six months ended June 30, 2011, consolidated average net liquid assets were $88.80 billion and $87.75 billion, respectively, compared to $74.96 billion and $72.01 billion, respectively, for the corresponding periods in 2010. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $22.15 billion at central banks as of June 30, 2011, compared to $16.61 billion as of December 31, 2010. As of June 30, 2011, the value of the parent company’s net liquid assets totaled $6.29 billion, compared with $5.06 billion

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

as of December 31, 2010. The increase in parent company liquid assets was primarily the result of the issuance of $2 billion of senior notes in the first quarter of 2011. The parent company’s liquid assets consisted primarily of overnight placements with its banking subsidiaries.

Aggregate investment securities carried at $44.56 billion as of June 30, 2011, compared to $44.81 billion as of December 31, 2010, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of June 30, 2011, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street’s overall liquidity as of June 30, 2011 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. Additional information about debt and equity securities issued pursuant to this shelf registration is provided in notes 7 and 10 to the consolidated financial statements included in this Form 10-Q.

In the future, we may issue additional securities pursuant to our shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.

We currently maintain a corporate commercial paper program, unrelated to the conduit asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At June 30, 2011, we had $2.42 billion of commercial paper outstanding, compared to $2.80 billion at December 31, 2010.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. As of June 30, 2011, State Street Bank’s outstanding unsecured senior notes issued under this Board authority totaled $1.45 billion.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $830 million, as of June 30, 2011, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2011, no balance was outstanding on this line of credit.

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

Trading Activities

Market risk associated with our foreign exchange and other trading activities is managed through corporate guidelines, including established limits on aggregate and net open positions, sensitivity to changes in interest rates, and concentrations, which are supplemented by stop-loss thresholds. We use a variety of risk management tools and methodologies, including value-at-risk, or VaR, described later in this section, to measure, monitor and manage market risk.

We enter into a variety of derivative financial instruments to support our clients’ needs, conduct trading activities and manage our interest-rate and currency risk. These activities are generally intended to generate trading revenue or to hedge potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets. Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2011, the aggregate notional amount of these derivatives was $1.35 trillion, of which $1.00 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about trading derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain regulatory capital for market risk in accordance with applicable bank regulatory market risk guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions.

Like all quantitative risk measures, our historical simulation VaR methodology is subject to inherent limitations and assumptions. Our methodology gives equal weight to all market-rate observations regardless of how recently the market rates were observed. The estimate is calculated using static portfolios consisting of trading positions held at the end of each business day. Therefore, implicit in the VaR estimate is the assumption that no intra-day actions are taken by management during adverse market movements. As a result, the methodology does not incorporate risk associated with intra-day changes in positions or intra-day price volatility.

In addition to daily VaR measurement, we regularly perform stress tests. These stress tests consider historical events, such as the Asian financial crisis or the most recent financial markets crisis, as well as hypothetical scenarios defined by us, such as parallel and non-parallel changes in yield curves. Our VaR model incorporates exposures to more than 8,000 factors, composed of foreign exchange spot rates, interest-rate base and spread curves and implied volatility levels and skews.

The following table presents VaR associated with our trading activities, for trading positions held during the periods indicated, as measured by our VaR methodology. The generally lower total VaR amounts compared to component VaR amounts primarily relate to diversification benefits across risk types.

VALUE-AT-RISK

	Six Months Ended June 30,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.7	$6.0	$1.1	$3.7	$9.4	$1.3
Interest rates	6.0	9.3	3.4	2.8	4.5	1.6
Total VaR for trading assets	$6.5	$10.5	$3.5	$4.8	$10.2	$2.2

Our historical simulation VaR methodology recognizes diversification benefits by fully revaluing our portfolio using historical market information. As a result, this historical simulation better captures risk by incorporating, by construction, any diversification benefits or concentration risks in our portfolio related to market factors which have historically moved in correlated or independent directions and amounts.

Consistent with current bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but carried in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions outside of our regular sales and trading activities. Consequently, we compute the VaR associated with those assets using a separate model, which we then add to the VaR associated with our sales

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and trading activities to derive State Street’s total regulatory VaR. Although this simple addition does not fully give recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.

We perform ongoing integrity testing of our VAR models to validate that the model forecasts are reasonable when compared to actual results. Our actual daily trading profit and loss, or P&L, is generally greater than hypothetical daily trading P&L due to our ability to manage our positions through intraday trading and other pricing considerations. As such, while we have not seen any back-testing exceptions to the VaR model in comparison to actual daily trading P&L, we do from time to time see back-testing exceptions on a hypothetical basis, assuming that all positions are held constant. These exceptions are generally infrequent, as one would expect from the nature and definition of a VaR computation.

The following table presents the VaR associated with our trading activities, presented in the foregoing table, and the VaR associated with positions outside of these trading activities, which VaR is described as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR associated with trading assets and the VaR for non-trading assets, with no additional diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	Six Months Ended June 30,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$6.5	$10.5	$3.5	$4.8	$10.2	$2.2
VaR for non-trading assets	1.7	1.9	1.4	3.3	6.7	2.7
Total regulatory VaR	$8.2	$12.4	$5.0	$8.1	$13.1	$5.4

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

The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100-basis-point shift in then-current interest rates. Estimated incremental exposures presented below are dependent on management’s assumptions about asset and liability sensitivities under various interest-rate scenarios, such as those previously discussed, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street’s financial performance.

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	June 30, 2011	December 31, 2010
Rate change:
+100 bps shock	$93	$121
-100 bps shock	(254)	(231)
+100 bps ramp	15	42
-100 bps ramp	(71)	(117)

As of June 30, 2011, NIR sensitivity to an upward-100-basis-point shock in market rates declined compared to December 31, 2010. A larger projected balance sheet with longer-duration assets was expected to slightly reduce the benefit of rising rates to NIR. The benefit to NIR was less significant for an upward-100-basis-point ramp, since market rates were assumed to increase gradually.

NIR was expected to be more sensitive to a downward-100-basis-point shock in market rates as of June 30, 2011 compared to December 31, 2010. Non-U.S. market rates have begun to rise sooner than was expected as of December 2010, which generates additional NIR sensitivity as forecast market rates rise from their implicit floors.

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

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	June 30, 2011	December 31, 2010
Rate change:
+200 bps shock	$(1,499)	$(2,058)
- 200 bps shock	186	949

The decrease in the exposure to EVE for an upward-200-basis-point shock as of June 30, 2011 compared to December 31, 2010 was attributable to the issuance of long-term debt and the sale of long-dated investment securities. These same factors accounted for the decreased benefit to EVE for a downward-200-basis-point shock as of June 30, 2011 compared to December 31, 2010.

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

An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. We evaluate the creditworthiness of our counterparties on an ongoing basis, but at a minimum annually. Significant exposures are reviewed daily by State Street’s Risk Management group. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual.

We provide, on a selective basis, traditional loan products and services to key clients in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based on credit quality and the overall institutional relationship.

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

We also assume other types of credit exposure with our clients and counterparties. We purchase securities under reverse repurchase agreements, which are agreements to resell. Most repurchase agreements are short-term, with maturities of less than 90 days. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases largely to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is required from the borrower.

We also provide clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit and standby bond-purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the adequacy of this reserve on a regular basis.

On behalf of clients enrolled in our lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $357.85 billion at June 30, 2011, compared to $334.24 billion at December 31, 2010. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $367.47 billion and $343.41 billion as collateral for indemnified securities on loan at June 30, 2011 and December 31, 2010, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $367.47 billion at June 30, 2011 and $343.41 billion at December 31, 2010 referenced above, $95.28 billion at June 30, 2011 and $89.07 billion at December 31, 2010 was invested in indemnified repurchase agreements. We held, as agent, $99.83 billion and $93.29 billion as collateral for indemnified investments in repurchase agreements at June 30, 2011 and December 31, 2010, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

NEW ACCOUNTING STANDARDS

Information with respect to new accounting standards is provided in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk is provided under “Financial Condition—Risk Management—Market Risk” in Management’s Discussion and Analysis included in this Form 10-Q.

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis, which is required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2011, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2011.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2011, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,124	$973	$2,219	$1,868
Management fees	250	201	486	412
Trading services	311	326	613	568
Securities finance	137	109	203	181
Processing fees and other	70	87	162	207

Total fee revenue	1,892	1,696	3,683	3,236

Net interest revenue:
Interest revenue	719	846	1,453	1,724
Interest expense	147	188	304	405

Net interest revenue	572	658	1,149	1,319

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	62	3	66	195
Losses from other-than-temporary impairment	(44)	(240)	(79)	(480)
Losses not related to credit	9	187	33	330

Gains (Losses) related to investment securities, net	27	(50)	20	45

Total revenue	2,491	2,304	4,852	4,600

Provision for loan losses	2	10	1	25

Expenses:
Salaries and employee benefits	1,009	849	1,983	1,732
Information systems and communications	199	174	390	341
Transaction processing services	193	164	373	317
Occupancy	113	116	220	234
Securities lending charge	—	414	—	414
Acquisition and restructuring costs	17	41	36	54
Professional services	84	85	166	166
Amortization of other intangible assets	50	46	99	80
Other	109	55	209	185

Total expenses	1,774	1,944	3,476	3,523

Income before income tax expense	715	350	1,375	1,052
Income tax expense (benefit)	202	(82)	391	125

Net income	$513	$432	$984	$927

Net income available to common shareholders	$502	$427	$968	$919

Earnings per common share:
Basic	$1.01	$.87	$1.95	$1.86
Diluted	1.00	.87	1.93	1.86

Average common shares outstanding (in thousands):
Basic	496,806	495,606	497,137	495,099
Diluted	501,044	498,886	500,753	498,295

Cash dividends declared per common share	$.18	$.01	$.36	$.02

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2011	December 31, 2010
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$4,572	$3,311
Interest-bearing deposits with banks	30,899	22,234
Securities purchased under resale agreements	1,923	2,928
Trading account assets	2,427	479
Investment securities available for sale	94,783	81,881
Investment securities held to maturity (fair value of $11,473 and $12,576)	11,131	12,249
Loans and leases (less allowance for losses of $54 and $100)	12,878	11,857
Premises and equipment (net of accumulated depreciation of $3,580 and $3,425)	1,853	1,843
Accrued income receivable	1,871	1,733
Goodwill	5,748	5,597
Other intangible assets	2,616	2,593
Other assets	19,754	13,800

Total assets	$190,455	$160,505

Liabilities
Deposits:
Noninterest-bearing	$28,065	$17,464
Interest-bearing—U.S.	987	6,957
Interest-bearing—Non-U.S.	96,357	73,924

Total deposits	125,409	98,345
Securities sold under repurchase agreements	9,171	7,599
Federal funds purchased	3,076	7,748
Other short-term borrowings	8,642	8,694
Accrued expenses and other liabilities	14,779	11,782
Long-term debt	9,544	8,550

Total liabilities	170,621	142,718

Commitments and contingencies (note 8)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	—
Common stock, $1 par: 750,000,000 shares authorized; 504,051,907 and 502,064,454 shares issued	504	502
Surplus	9,474	9,356
Retained earnings	9,430	8,634
Accumulated other comprehensive (loss) income	160	(689)
Treasury stock, at cost (5,158,344 and 420,016 shares)	(234)	(16)

Total shareholders’ equity	19,834	17,787

Total liabilities and shareholders’ equity	$190,455	$160,505

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2009		495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Adjusted balance at January 1, 2010		495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					927				927
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $709						1,125			1,125
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $(37)						(53)			(53)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(30)						(44)			(44)
Foreign currency translation, net of related taxes of $40						(476)			(476)
Change in net unrealized losses on cash flow hedges, net of related taxes of $(1)						6			6

Total comprehensive income					927	558			1,485
Cash dividends declared—$.02 per common share					(10)				(10)
Common stock awards and options exercised, including related taxes of $(11)		6,495	7	86					93
Other							2	—	—

Balance at June 30, 2010		501,861	$502	$9,266	$8,015	$(1,707)	434	$(17)	$16,059

Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Comprehensive income:
Net income					984				984
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $243						358			358
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $6						8			8
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $8						13			13
Foreign currency translation, net of related taxes of $(38)						472			472
Change in net unrealized losses on cash flow hedges, net of related taxes of $1						3			3
Change in minimum pension liability, net of related taxes of $23						(5)			(5)

Total comprehensive income					984	849			1,833
Preferred stock issued	$500								500
Cash dividends declared:
Common stock—$.36 per share					(181)				(181)
Preferred stock					(7)				(7)
Common stock acquired							4,872	(225)	(225)
Common stock awards and options exercised, including related taxes of $(11)		1,988	2	129			(127)	6	137
Other				(11)			(7)	1	(10)

Balance at June 30, 2011	$500	504,052	$504	$9,474	$9,430	$160	5,158	$(234)	$19,834

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
(In millions)
Operating Activities:
Net income	$984	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(15)	125
Amortization of other intangible assets	99	80
Other non-cash adjustments for depreciation, amortization and accretion	70	(249)
Losses related to investment securities, net	(20)	(45)
Change in trading account assets, net	(1,477)	(55)
Change in accrued income receivable	(138)	786
Change in collateral deposits, net	(683)	(229)
Change in trading liabilities, net	748	—
Other, net	(3,942)	2,062

Net cash (used in) provided by operating activities	(4,374)	3,402

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(8,665)	6,334
Net (increase) decrease in securities purchased under resale agreements	1,005	(363)
Proceeds from sales of available-for-sale securities	7,552	13,774
Proceeds from maturities of available-for-sale securities	21,380	20,680
Purchases of available-for-sale securities	(40,870)	(40,620)
Proceeds from maturities of held-to-maturity securities	1,940	2,742
Purchases of held-to-maturity securities	(452)	(382)
Net increase in loans	(1,154)	(1,146)
Business acquisitions, net of cash acquired	(77)	(2,240)
Purchases of equity investments and other long-term assets	(63)	(19)
Purchases of premises and equipment	(192)	(79)
Other, net	194	301

Net cash used in investing activities	(19,402)	(1,018)

Financing Activities:
Net increase (decrease) in time deposits	(6,261)	3,965
Net increase in all other deposits	33,325	1,716
Net decrease in short-term borrowings	(3,152)	(5,020)
Proceeds from issuance of long-term debt, net of issuance costs	1,986	—
Payments for long-term debt and obligations under capital leases	(1,018)	(333)
Proceeds from issuance of preferred stock	500	—
Proceeds from exercises of common stock options	37	8
Purchases of common stock	(225)	—
Repurchases of common stock for employee tax withholding	(58)	(39)
Proceeds from issuance of treasury stock for stock awards and options exercised	6	—
Payments for cash dividends	(103)	(10)

Net cash provided by financing activities	25,037	287

Net increase	1,261	2,671
Cash and due from banks at beginning of period	3,311	2,641

Cash and due from banks at end of period	$4,572	$5,312

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

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets, and the recognition of varying amounts of interest revenue from discount accretion related to certain investment securities.

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

In June 2011, the FASB issued an amendment to GAAP that eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. Instead, an entity can elect to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The amendment does not change what items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012, and is required to be applied retrospectively. We are currently evaluating the options for presentation of other comprehensive income permitted by the amendment.

In May 2011, the FASB issued an amendment to GAAP associated with fair value measurement and related disclosures. While the amendment is not expected to significantly affect current practice, it clarifies the FASB’s

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 1.     Basis of Presentation (Continued)

intent about the application of existing fair value measurement requirements, and requires the disclosure of additional quantitative information about fair value measurements. The amendment includes guidance about, among other things, how a principal market is determined and the measurement of fair value of instruments with offsetting market or counterparty credit risks. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012, and is required to be applied prospectively.

In April 2011, the FASB issued an amendment to GAAP that eliminates the requirement to consider collateral maintenance when determining whether a transfer of assets subject to a repurchase arrangement is accounted for as a sale or as a secured borrowing. The amendment is effective prospectively, for State Street, for new transactions and modifications of existing transactions that occur on or after January 1, 2012. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements, since we currently account for repurchase agreements as secured borrowings.

In April 2011, the FASB issued an amendment to GAAP related to the identification and disclosure of troubled debt restructurings. The amendment clarifies that the inability of a borrower to access funds at a market rate for debt with characteristics similar to the restructured debt may be an indicator of a concession being granted. The amendment also clarifies that when evaluating whether a borrower is experiencing financial difficulty, a creditor must consider whether a borrower’s default on any of its debt is probable in the foreseeable future, rather than wait for an actual default to occur. The amendment is effective, for State Street, as of July 1, 2011, and applies retroactively to restructurings occurring on or after January 1, 2011. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements.

Note 2.    Acquisitions

On January 10, 2011, we completed our acquisition of Bank of Ireland’s asset management business, or BIAM, in a cash acquisition financed through available capital. We acquired BIAM to expand our overall presence in Ireland, where we already provide services to institutional clients, to provide a range of investment management products. In connection with our acquisition of BIAM, we recorded $31 million of goodwill and $27 million of other intangible assets in our consolidated statement of condition, and added approximately $23 billion to our assets under management as of March 31, 2011. The assets under management are not recorded in our consolidated financial statements. Results of operations of the acquired BIAM business are included in our consolidated financial statements beginning on January 10, 2011.

In May 2010, we completed our acquisition of Intesa Sanpaolo’s securities services business in a cash acquisition financed through available capital. Results of operations of the acquired Intesa business have been included in our consolidated financial statements from the date the acquisition was completed. In connection with the acquisition, the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated statement of condition at their estimated fair values on the acquisition date. These assets included $932 million of goodwill and $848 million of intangible assets, including assets related to customer relationships and core deposits. The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2.    Acquisitions (Continued)

With respect to the acquired Intesa business, we may be entitled to adjust the purchase price, to allow for a return of a portion of the purchase price, should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which was approximately $59 million as of June 30, 2011, compared to approximately $72 million as of December 31, 2010, will be re-measured to fair value at each reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

During the fourth quarter of 2010, Italian tax authorities issued an assessment for taxes, penalties and interest of approximately €130 million to an Italian banking subsidiary acquired by us in connection with the acquisition. The assessment relates to a pre-acquisition tax year (2005). State Street is indemnified for this liability under the acquisition agreement, which further requires the indemnity obligation to be collateralized in the event of a tax assessment and provides that the seller has the right to control the defense of indemnified claims. The seller has posted “AAA”-rated marketable securities as collateral to cover its indemnity obligation. In the second quarter of 2011, the Italian banking subsidiary filed a petition with the Italian tax court disputing the assessment for the 2005 tax year. We have not accrued for the assessment as of June 30, 2011. The Italian banking subsidiary is also currently under audit by the Italian tax authorities for the 2006 tax year.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$7,329	$76	$7	$7,398	$7,505	$74	$2	$7,577
Mortgage-backed securities	25,107	434	6	25,535	23,398	325	83	23,640
Asset-backed securities:
Student loans(1)	16,390	100	570	15,920	14,461	92	624	13,929
Credit cards	9,816	64	12	9,868	7,578	56	31	7,603
Sub-prime	2,007	3	365	1,645	2,161	3	346	1,818
Other	1,265	104	56	1,313	1,033	100	79	1,054

Total asset-backed securities	29,478	271	1,003	28,746	25,233	251	1,080	24,404

Non-U.S. debt securities:
Mortgage-backed securities	9,311	102	33	9,380	6,258	82	46	6,294
Asset-backed securities	6,099	90	88	6,101	3,821	88	122	3,787
Government securities	3,545	—	—	3,545	2,915	—	—	2,915
Other	1,077	44	1	1,120	990	34	2	1,022

Total non-U.S. debt securities	20,032	236	122	20,146	13,984	204	170	14,018

State and political subdivisions	6,711	167	131	6,747	6,706	102	204	6,604
Collateralized mortgage obligations	2,623	56	25	2,654	1,828	49	16	1,861
Other U.S. debt securities	2,674	139	9	2,804	2,438	116	18	2,536
U.S. equity securities	559	4	—	563	1,115	—	—	1,115
Non-U.S. equity securities	188	2	—	190	122	5	1	126

Total	$94,701	$1,385	$1,303	$94,783	$82,329	$1,126	$1,574	$81,881

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$332	$24		$356	$413	$26		$439
Asset-backed securities	45	—	$3	42	64	—	$5	59
Non-U.S. debt securities:
Mortgage-backed securities	5,942	167	143	5,966	6,332	166	160	6,338
Asset-backed securities	89	2	1	90	646	18	3	661
Other	782	20	4	798	208	—	2	206

Total non-U.S. debt securities	6,813	189	148	6,854	7,186	184	165	7,205

State and political subdivisions	119	3	—	122	134	3	—	137
Collateralized mortgage obligations	3,822	298	21	4,099	4,452	328	44	4,736

Total	$11,131	$514	$172	$11,473	$12,249	$541	$214	$12,576

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

Aggregate investment securities carried at $44.56 billion and $44.81 billion at June 30, 2011 and December 31, 2010, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following table presents contractual maturities of debt investment securities as of June 30, 2011:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,167	$2,093	$1,533	$605
Mortgage-backed securities	4	1,192	10,415	13,924
Asset-backed securities:
Student loans	119	4,055	7,884	3,862
Credit cards	1,810	6,229	1,829	—
Sub-prime	989	202	12	442
Other	139	664	361	149

Total asset-backed securities	3,057	11,150	10,086	4,453

Non-U.S. debt securities:
Mortgage-backed securities	310	2,089	239	6,742
Asset-backed securities	68	2,003	3,487	543
Government securities	3,545	—	—	—
Other	53	938	128	1

Total non-U.S. debt securities	3,976	5,030	3,854	7,286

State and political subdivisions	457	2,634	2,632	1,024
Collateralized mortgage obligations	76	1,206	494	878
Other U.S. debt securities	231	1,844	687	42

Total	$10,968	$25,149	$29,701	$28,212

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$5	$75	$80	$172
Asset-backed securities	7	—	—	38
Non-U.S. debt securities:
Mortgage-backed securities	1,253	884	—	3,805
Asset-backed securities	—	45	44	—
Other	—	454	306	22

Total non-U.S. debt securities	1,253	1,383	350	3,827

State and political subdivisions	57	61	—	1
Collateralized mortgage obligations	415	1,830	369	1,208

Total	$1,737	$3,349	$799	$5,246

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

Our review of impaired securities generally includes:

•

the identification and evaluation of securities that have indications of possible other-than-temporary impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2011.

Mortgage- and Asset-Backed Securities

For U.S. mortgage-backed securities deemed most at risk, other-than-temporary impairment related to credit is assessed using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses for each security also consider the underwriting and historical performance of our specific securities, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.

During the second quarter of 2011, management refined its methodology to evaluate impairment in order to incorporate more detailed information with respect to loan-level performance information. Accordingly, the range of estimates pertaining to each collateral type reflects the unique characteristics of the underlying loans, such as payment options and collateral geography, among other factors. The parameters used in the evaluation of 2006- and 2007-vintage U.S. residential mortgage-backed securities were as follows:

	Sub-Prime ARM	Alt-A	Non-Agency Prime
June 30, 2011:
Prepayment rate	1-3%	3-5%	6-8%
Cumulative loss estimates	45-51	14-36	9-19
Loss severity(1)	68-70	57-59	51-54
Peak-to-trough housing price decline(2)	37	37	37

Under the old methodology, similar parameters were used to evaluate 2006- and 2007-vintage U.S. residential mortgage-backed securities. Such parameters were as follows:

	Sub-Prime ARM	Alt-A	Non-Agency Prime
December 31, 2010:
Prepayment rate	2-3%	7%	7-10%
Cumulative loss estimates	33	21	13
Loss severity(1)	67	49	49
Peak-to-trough housing price decline(2)	35-40	35-40	35-40

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.
(2)	Management’s expectation of the Case-Shiller National Home Price Index.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

For securities that relate to these vintages, other-than-temporary impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the three and six months ended June 30, 2011, we recorded credit-related other-than-temporary impairment on securities in these vintages of $6 million and $8 million, respectively, with $1 million and $2 million, respectively, related to sub-prime first-lien mortgages, $2 million and $3 million, respectively, related to “Alt-A” mortgages and $3 million for both periods related to non-agency prime mortgages. During the three and six months ended June 30, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $33 million and $99 million, respectively, with $19 million and $20 million, respectively, related to sub-prime first-lien mortgages, $4 million and $24 million, respectively, related to “Alt-A” mortgages and $10 million and $55 million, respectively, related to non-agency prime mortgages.

Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97%, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100% of principal and interest. Accordingly, FFELP loan-backed securities are not exposed to traditional consumer credit risk. Other risk factors are considered in our evaluation of other-than-temporary impairment.

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

In assessing other-than-temporary impairment, we may from time to time place reliance on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those guarantors that management deems to be under financial duress, we assume an immediate default by those guarantors, with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more severe assumptions to further evaluate sensitivity of losses relative to the above factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, we recorded credit-related other-than-temporary impairment of $35 million and $46 million during the three and six months ended June 30, 2011, respectively.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the six months ended June 30, 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $1.48 billion related to 1,649 securities as of June 30, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following tables present the aggregate fair values of investment securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for longer than 12 months, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2011 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,631	$6	$86	$1	$1,717	$7
Mortgage-backed securities	1,720	4	415	2	2,135	6
Asset-backed securities:
Student loans	1,396	8	9,501	562	10,897	570
Credit cards	1,259	3	2,208	9	3,467	12
Sub-prime	—	—	1,595	365	1,595	365
Other	260	6	280	50	540	56

Total asset-backed securities	2,915	17	13,584	986	16,499	1,003

Non-U.S. debt securities:
Mortgage-backed securities	1,770	12	1,113	21	2,883	33
Asset-backed securities	968	4	1,385	84	2,353	88
Other	74	1	—	—	74	1

Total non-U.S. debt securities	2,812	17	2,498	105	5,310	122

State and political subdivisions	386	6	1,613	125	1,999	131
Collateralized mortgage obligations	1,028	20	35	5	1,063	25
Other U.S. debt securities	296	2	64	7	360	9

Total	$10,788	$72	$18,295	$1,231	$29,083	$1,303

Held to maturity:
Asset-backed securities			$42	$3	$42	$3
Non-U.S. debt securities:
Mortgage-backed securities	$464	$18	1,452	125	1,916	143
Asset-backed securities	32	1	—	—	32	1
Other	—	—	245	4	245	4

Total non-U.S. debt securities	496	19	1,697	129	2,193	148

Collateralized mortgage obligations	480	8	246	13	726	21

Total	$976	$27	$1,985	$145	$2,961	$172

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$153	$2	$153	$2
Mortgage-backed securities	$6,639	$81	431	2	7,070	83
Asset-backed securities:
Student loans	1,980	25	7,990	599	9,970	624
Credit cards	1,268	5	2,396	26	3,664	31
Sub-prime	—	—	1,769	346	1,769	346
Other	90	1	275	78	365	79

Total asset-backed securities	3,338	31	12,430	1,049	15,768	1,080

Non-U.S. debt securities:
Mortgage-backed securities	2,621	22	370	24	2,991	46
Asset-backed securities	464	2	1,368	120	1,832	122
Other	348	2	—	—	348	2

Total non-U.S. debt securities	3,433	26	1,738	144	5,171	170

State and political subdivisions	1,097	19	1,967	185	3,064	204
Collateralized mortgage obligations	494	5	109	11	603	16
Other U.S. debt securities	330	7	61	11	391	18
U.S. equity securities	8	1	—	—	8	1

Total	$15,339	$170	$16,889	$1,404	$33,228	$1,574

Held to maturity:
Asset-backed securities			$53	$5	$53	$5
Non-U.S. debt securities:
Mortgage-backed securities	$1,445	$72	862	88	2,307	160
Asset-backed securities	—	—	68	3	68	3
Other	206	2	—	—	206	2

Total non-U.S. debt securities	1,651	74	930	91	2,581	165

Collateralized mortgage obligations	125	2	575	42	700	44

Total	$1,776	$76	$1,558	$138	$3,334	$214

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.     Investment Securities (Continued)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Gross realized gains from sales of available-for-sale securities	$62	$5	$69	$203
Gross realized losses from sales of available-for-sale securities	—	(2)	(3)	(8)

Gross losses from other-than-temporary impairment	(44)	(240)	(79)	(480)
Losses not related to credit	9	187	33	330

Net impairment losses	(35)	(53)	(46)	(150)

Gains (Losses) related to investment securities, net	$27	$(50)	$20	$45

Impairment associated with expected credit losses	$(24)	$(41)	$(29)	$(130)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(8)	—	(8)	—
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(12)	(9)	(20)

Net impairment losses	$(35)	$(53)	$(46)	$(150)

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired for the six months ended June 30:

(In millions)	2011	2010
Beginning balance	$63	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	7	72
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	31	78
Less losses realized for securities sold	(1)	(1)
Less losses related to securities intended or required to be sold	(2)	—

Ending balance	$98	$324

The impairment losses were largely related to non-agency securities collateralized by mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.     Loans and Leases

The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Institutional:
Investment funds:
U.S.	$6,449	$5,316
Non-U.S.	1,802	1,478
Commercial and financial:
U.S.	654	540
Non-U.S.	355	190
Purchased receivables:
U.S.	719	728
Non-U.S.	966	1,471
Lease financing:
U.S.	408	417
Non-U.S.	916	1,053

Total institutional	12,269	11,193
Commercial real estate:
U.S.	663	764

Total loans and leases	12,932	11,957
Allowance for loan losses	(54)	(100)

Loans and leases, net of allowance for loan losses	$12,878	$11,857

Aggregate short-duration advances to our clients included in the institutional segment were $3.84 billion and $2.63 billion at June 30, 2011 and December 31, 2010, respectively. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
June 30, 2011 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$8,145	$836	$1,685	$1,150	$1	$4	$39	$11,860
Speculative	106	173	—	174	375	47	108	983
Doubtful	—	—	—	—	76	13	—	89

Total	$8,251	$1,009	$1,685	$1,324	$452	$64	$147	$12,932

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

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of June 30, 2011. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower’s debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.

In March 2011, we completed foreclosure on an acquired commercial real estate, or CRE, loan with a recorded investment of $42 million, and took possession of the underlying collateral, which consisted of undeveloped land. The loan was part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The property is recorded in other assets as other real estate owned in our consolidated statement of condition at its fair value of $22 million. The fair value of the property is net of estimated costs to sell it. When we took possession of the collateral, we charged off our recorded investment in the loan and the related allowance for loan losses of $19 million, and as a result this foreclosure had no impact on our consolidated statement of income.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

The following table presents our recorded investment in loans and leases and the related allowance for loan losses, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
(In millions)
Loans and leases:
Individually evaluated for impairment	$90	$112	$599	$623	$689	$735
Collectively evaluated for impairment	12,179	11,081	—	—	12,179	11,081
Loans acquired with deteriorated credit quality	—	—	64	141	64	141

Total	$12,269	$11,193	$663	$764	$12,932	$11,957

Allowance for loan losses:
Individually evaluated for impairment			$24	$24	$24	$24
Collectively evaluated for impairment	$22	$31	—	—	22	31
Loans acquired with deteriorated credit quality	—	—	8	45	8	45

Total	$22	$31	$32	$69	$54	$100

The following table presents our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		As of December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$201	$231		$201	$4	$203	$8	$209	$240
CRE—property development—acquired credit-impaired	—	34		—	—	—	—	—	34
CRE—other—acquired credit-impaired	16	48		16	—	16	—	16	47
CRE—other	2	3		2	—	8	1	27	29

With an allowance recorded:
CRE—property development	74	114	$24	79	—	79	—	79	113	$24
CRE—property development—acquired credit-impaired	—	—	—	—	—	10	—	42	47	19
CRE—other—acquired credit - impaired	48	84	8	75	1	75	1	83	100	26
CRE—other	7	9	—	7	—	7	—	7	9	—

Total CRE	$348	$523	$32	$380	$5	$398	$10	$463	$619	$69

(1)	As of June 30, 2011 and December 31, 2010, we maintained an additional allowance for loan losses of $22 million and $31 million, respectively, associated with loans and leases that were not impaired.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

As of June 30, 2011, we held an aggregate of approximately $284 million of CRE loans which were modified in troubled debt restructurings, compared to $307 million as of December 31, 2010. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date.

No institutional loans or leases were 90 days or more contractually past-due as of June 30, 2011 or December 31, 2010. Although a portion of the CRE loans was 90 days or more contractually past-due as of June 30, 2011 and December 31, 2010, we do not report them as past-due loans pursuant to specialized GAAP.

The following table presents the components of our recorded investment in loans and leases on non-accrual status as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Commercial Real Estate:
Property development	$74	$79
Property development—acquired credit-impaired	—	42
Other—acquired credit-impaired	13	22
Other	—	15

Total	$87	$158

The loans presented in the table above were placed on non-accrual status by management because the yield associated with those loans was deemed to be non-accretable, based on the expected future collection of principal and interest from the loans. The acquired credit-impaired property development loan presented in the table was foreclosed upon in March 2011, as described previously in this note.

The following tables present activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
(In millions)	2011			2010
	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$31	$49	$80	$91
Charge-offs	—	(28)	(28)	—
Provisions	(9)	11	2	10
Other	—	—	—	1

Ending balance	$22	$32	$54	$102

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

	Six Months Ended June 30,
	2011			2010

(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$31	$69	$100	$79
Charge-offs	—	(47)	(47)	(3)
Provisions	(9)	10	1	25
Other	—	—	—	1

Ending balance	$22	$32	$54	$102

The charge-offs recorded in 2011 were mainly related to the previously described foreclosure on an acquired credit-impaired loan, and an acquired credit-impaired loan whose underlying collateral had deteriorated in value. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a CRE loan.

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio. With respect to CRE loans, management also considers its expectations with respect to future cash flows from those loans and the value of available collateral. These expectations are based, among other things, on an assessment of economic conditions, including conditions in the commercial real estate market and other factors.

Note 5.    Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended June 30:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,591	$6	$5,597	$4,544	$6	$4,550
Acquisitions of Intesa and Mourant International Finance Administration (MIFA)	—	—	—	899	—	899
Acquisition of BIAM	—	31	31	—	—	—
Foreign currency translation, net	118	2	120	(69)	—	(69)

Ending balance	$5,709	$39	$5,748	$5,374	$6	$5,380

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5.    Goodwill and Other Intangible Assets (Continued)

The following table presents changes in the net carrying amount of other intangible assets for the six months ended June 30:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,559	$34	$2,593	$1,760	$50	$1,810
Acquisitions of Intesa and MIFA	—	—	—	1,026	—	1,026
Acquisition of BIAM	—	27	27	—	—	—
Amortization	(94)	(4)	(98)	(73)	(4)	(77)
Foreign currency translation, net	91	1	92	(29)	(2)	(31)
Other	—	2	2	—	3	3

Ending balance	$2,556	$60	$2,616	$2,684	$47	$2,731

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of June 30, 2011, and the net carrying amount as of December 31, 2010:

	June 30, 2011			December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Customer relationships	$2,447	$(605)	$1,842	$1,821
Core deposits	728	(101)	627	627
Other	225	(78)	147	145

Total	$3,400	$(784)	$2,616	$2,593

Note 6.    Other Assets

The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Unrealized gains on derivative financial instruments	$4,675	$5,255
Collateral deposits	6,241	3,251
Receivable for securities sold	2,717	9
Accounts receivable	729	403
Deferred tax assets, net of valuation allowance	1,470	1,786
Investments in joint ventures and other unconsolidated entities	1,008	927
Income taxes receivable	497	530
Prepaid expenses	363	382
Other	2,054	1,257

Total	$19,754	$13,800

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

As a result of the above-described transactions, as of June 30, 2011, we had outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital, and the perpetual preferred stock qualifies for inclusion in tier 1 regulatory capital, both under federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were cancelled as a result of the remarketing transaction.

Interest on the 4.956% junior subordinated debentures is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2011. Simultaneous with the issuance of the subordinated debentures, we entered into an interest-rate swap to convert the fixed rate on the debentures to a floating rate; this interest-rate swap is accounted for as a fair value hedge. The debentures mature on March 15, 2018, and we do not have the right to redeem the debentures prior to maturity other than upon the occurrence of specified events. Redemption of the debentures is subject to federal regulatory approval. Dividends on the perpetual preferred stock are non-cumulative, and are accrued when declared.

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

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Aggregate fair value of indemnified securities financing	$357,854	$334,235
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	367,471	343,410
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements(1)	95,277	89,069
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	99,834	93,294

(1)	We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase obligation.

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

As previously reported, the SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State announced in the first quarter of 2010, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston and the Financial Industry Regulatory Authority have also requested information in connection with our active-fixed income strategies.

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

As previously reported, two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately $28 million as of June 30, 2011. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

As previously reported, we instituted redemption restrictions with respect to our agency lending collateral pools in 2008 during the disruption in the financial markets, and in 2010 established a $75 million reserve to address potential inconsistencies in connection with our implementation of those redemption restrictions. In May 2011, we distributed substantially all of the reserve to “net providers” of liquidity in such pools, equal to the estimated excess liquidity used by “net consumers” of liquidity in those pools.

We continue to cooperate with the SEC in its investigation with respect to the SSgA lending funds and the agency lending program. Neither the civil proceedings described above nor the SEC investigation have been terminated as a result of our one-time $330 million cash contribution to the cash collateral pools and liquidating trusts underlying the SSgA lending funds in 2010 or the above-described distribution from the $75 million reserve, and the outcome of those matters cannot be assured.

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

We provide custody and principal foreign exchange services to government pension plans in other jurisdictions, and attorneys general from a number of these other jurisdictions, as well as U.S. Attorney’s offices, the SEC and other regulators, have made inquiries or issued subpoenas concerning our foreign exchange pricing. During the third quarter of 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

transactions during our ten-year relationship with the State of Washington that ended in 2007. Our contractual obligations to the State of Washington were significantly different from those presented in our ongoing litigation in California. In addition, we are responding to information requests from other clients with respect to our foreign exchange services. A putative class action was filed in February 2011 in federal court in Boston that seeks unspecified damages, including treble damages, on behalf of all custodial clients that executed foreign exchange transactions through State Street. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice and a breach of the duty of loyalty.

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

We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. Subsequent to the end of the second quarter of 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S., subject to court approval, to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, it remains likely that the resolution of these matters could occur in different periods.

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

The IRS completed its review of our U.S. income tax returns for the tax years 2000—2006. In the course of that review, the IRS had challenged our treatment of leveraged leases known as sale-in, lease-out, or SILO, transactions. We reached an agreement with the IRS concerning our treatment of SILO transactions for all tax years, and closed the audit of the tax years 2000—2003 during the three months ended March 31, 2011. We expect to reach an agreement to close the IRS audit of the tax years 2004—2006 in 2011, and do not expect our ultimate exposure related to SILO transactions to differ materially from the amount accrued as of June 30, 2011.

Unrecognized tax benefits as of June 30, 2011 totaled approximately $234 million, compared to approximately $419 million as of December 31, 2010. Substantially all of the change was associated with the impact of our agreement with the IRS concerning our treatment of SILO transactions and the related closing of the IRS audit of tax years 2000—2003. It is reasonably possible that unrecognized tax benefits will further decrease by up to $158 million over the next 12 months as a result of the closing of the IRS audit of tax years 2004—2006 and related state filings.

The majority of the tax contingencies released as part of the SILO settlement related to tax years 2000—2003 were temporary items that did not affect our effective tax rate. Management believes that we have sufficiently accrued liabilities as of June 30, 2011 for tax exposures, including, but not limited to, exposures related to the IRS audit of the tax years 2004—2006, and related interest expense. Refer to note 2 for information with respect to tax assessments associated with our acquisition of Intesa.

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

As of June 30, 2011 and December 31, 2010, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $43.15 billion and $46.76 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 12. As of June 30, 2011, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.

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

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2011 and December 31, 2010, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.83 billion and $2.85 billion, respectively, and other short-term borrowings of $2.42 billion and $2.50 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.5 years at June 30, 2011, compared to approximately 7.7 years at December 31, 2010.

Under separate legal agreements, we provide standby bond purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as provider of the standby bond purchase agreements terminate in the event of the following credit events: payment default, bankruptcy of the issuer and the credit enhancer, if any, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond purchase agreements totaled $2.47 billion at June 30, 2011, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits, which are recorded in our consolidated financial statements. These conduits were originally designed to satisfy the demand of our institutional clients, particularly mutual fund clients, for commercial paper. The conduits purchase financial assets with various asset classifications from a variety of independent third parties, and we consider the activities of the conduits in our liquidity management process. The conduits hold diversified investments, which are primarily asset-backed securities purchased from independent third parties, collateralized by student loans,

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9.     Variable Interest Entities (Continued)

automobile and equipment loans and credit card receivables, among other asset types. As of June 30, 2011 and December 31, 2010, we carried investment securities, composed primarily of asset-backed securities, with an aggregate carrying value of $6.06 billion and $6.11 billion, respectively, and loans, composed of purchased receivables, with a recorded investment of $1.68 billion and $2.20 billion, respectively, in our consolidated statement of condition in connection with the conduits. In addition, as of December 31, 2010 we carried aggregate short-term borrowings, composed of commercial paper, of $1.92 billion in connection with the conduits. There was no commercial paper outstanding to third parties as of June 30, 2011 associated with the conduits.

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At June 30, 2011 and December 31, 2010, the aggregate notional amount of these CDOs was $1.0 billion. At June 30, 2011 and December 31, 2010, the carrying amount of the underlying collateral was $292 million and $323 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.

Note 10.    Shareholders’ Equity

In March 2011, we issued 5,001 shares, or $500 million, of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the remarketing of our 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Additional information about the remarketing transaction is provided in note 7 in this Form 10-Q and in note 10 to the consolidated financial statements included in our 2010 Form 10-K. Dividends on the perpetual preferred stock are non-cumulative, and are accrued when declared.

In March 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program supersedes the Board’s prior authorization under which 13.25 million common shares were available for purchase as of December 31, 2010. During the three months ended June 30, 2011, we purchased and recorded as treasury stock a total of approximately 4.9 million shares of our common stock, at an average historical cost per share of approximately $46.18. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10.    Shareholders’ Equity (Continued)

The following table presents the after-tax components of accumulated other comprehensive (loss) income as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Foreign currency translation	$688	$216
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)

Net unrealized gain (loss) on available-for-sale securities portfolio	192	(90)
Net unrealized loss related to reclassified available-for-sale securities	(247)	(317)

Net unrealized loss on available-for-sale securities	(55)	(407)
Net unrealized loss on available-for-sale securities designated in fair value hedges	(127)	(135)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(11)	(17)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(98)	(111)
Minimum pension liability	(215)	(210)
Net unrealized loss on cash flow hedges	(8)	(11)

Total	$160	$(689)

For the six months ended June 30, 2011, we realized net gains of $66 million from sales of available-for-sale securities. Unrealized pre-tax gains of $76 million were included in other comprehensive income, or OCI, at December 31, 2010, net of deferred taxes of $30 million, related to these sales. For the six months ended June 30, 2010, we realized net gains of $195 million from sales of available-for-sale securities. Unrealized pre-tax gains of $131 million were included in OCI at December 31, 2009, net of deferred taxes of $52 million, related to these sales.

The following table presents total comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net income	$513	$432	$984	$927
Other comprehensive income	398	178	849	558

Total comprehensive income	$911	$610	$1,833	$1,485

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

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three or six months ended June 30, 2011 or 2010.

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of the dates indicated. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during the six months ended June 30, 2011.

	Fair Value Measurements on a Recurring Basis as of June 30, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$2,282	$145			$2,427
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,271	1,110	$17		7,398
Mortgage-backed securities	—	24,603	932		25,535
Asset-backed securities:
Student loans	—	14,674	1,246		15,920
Credit cards	—	9,789	79		9,868
Sub-prime	—	1,645	—		1,645
Other	—	613	700		1,313

Total asset-backed securities	—	26,721	2,025		28,746

Non-U.S. debt securities	—	16,157	3,989		20,146
State and political subdivisions	—	6,693	54		6,747
Collateralized mortgage obligations	—	2,481	173		2,654
Other U.S. debt securities	—	2,802	2		2,804
U.S. equity securities	—	563	—		563
Non-U.S. equity securities	7	183	—		190

Total investment securities available for sale	6,278	81,313	7,192		94,783
Other assets	235	8,529	209	$(4,067)	4,906

Total assets carried at fair value	$8,795	$89,987	$7,401	$(4,067)	$102,116

Liabilities:
Accrued expenses and other liabilities	$2,169	$8,786	$228	$(4,067)	$7,116

Total liabilities carried at fair value	$2,169	$8,786	$228	$(4,067)	$7,116

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets	$357	$122			$479
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,529	1,048			7,577
Mortgage-backed securities	—	22,967	$673		23,640
Asset-backed securities:
Student loans	—	12,764	1,165		13,929
Credit cards	—	7,560	43		7,603
Sub-prime	—	1,818	—		1,818
Other	—	563	491		1,054

Total asset-backed securities	—	22,705	1,699		24,404

Non-U.S. debt securities	—	11,295	2,723		14,018
State and political subdivisions	—	6,554	50		6,604
Collateralized mortgage obligations	—	1,502	359		1,861
Other U.S. debt securities	—	2,533	3		2,536
U.S. equity securities	—	1,115	—		1,115
Non-U.S. equity securities	7	119	—		126

Total investment securities available for sale	6,536	69,838	5,507		81,881
Other assets	168	7,971	254	$(2,970)	5,423

Total assets carried at fair value	$7,061	$77,931	$5,761	$(2,970)	$87,783

Liabilities:
Accrued expenses and other liabilities	$723	$8,557	$269	$(2,970)	$6,579

Total liabilities carried at fair value	$723	$8,557	$269	$(2,970)	$6,579

(1)	Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty.

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy for the three and six months ended June 30, 2011 and 2010. For the three and six months ended June 30, 2011 and 2010, transfers out of level 3 were substantially related to certain mortgage- or asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

(In millions)	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2011
	Fair Value at March 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations						$17				$17
Mortgage-backed securities	$898					62			$(28)	932
Asset-backed securities:
Student loans	1,265		$(308)	$2	$(1)	300			(12)	1,246
Credit cards	74		(16)	1	—	20			—	79
Other	565	$114	(20)	3	—	17			21	700

Total asset-backed securities	1,904	114	(344)	6	(1)	337			9	2,025

Non-U.S. debt securities	3,540	—	(680)	5	4	1,220			(100)	3,989
State and political subdivisions	51	—	—	—	1	2			—	54
Collateralized mortgage obligations	228	—	(196)	199	—	142			(200)	173
Other U.S. debt securities	3	—	—	—	—	—			(1)	2

Total investment securities available for sale	6,624	114	(1,220)	210	4	1,780			(320)	7,192
Other assets	235	—	—	(38)	—	96		$(2)	(82)	209	$(30)

Total assets carried at fair value	$6,859	$114	$(1,220)	$172	$4	$1,876	—	$(2)	$(402)	$7,401	$(30)

(In millions)	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2011
	Fair Value at March 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2011
				Recorded in Revenue	Recorded in Other Comprehensive Income

Liabilities:
Accrued expenses and other liabilities	$241	—	—	$(20)	—	$(2)	$14	$79	$(84)	$228	$(3)

Total liabilities carried at fair value	$241	—	—	$(20)	—	$(2)	$14	$79	$(84)	$228	$(3)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations						$17				$17
Mortgage-backed securities	$673		$(404)		$1	699			$(37)	932
Asset-backed securities:
Student loans	1,165		(315)	$3	—	421			(28)	1,246
Credit cards	43		(16)	2	(2)	51			1	79
Other	491	$114	(20)	7	10	115			(17)	700

Total asset-backed securities	1,699	114	(351)	12	8	587			(44)	2,025

Non-U.S. debt securities	2,723	—	(963)	9	50	2,361			(191)	3,989
State and political subdivisions	50	—	—	—	2	2			—	54
Collateralized mortgage obligations	359	—	(329)	333	(2)	165			(353)	173
Other U.S. debt securities	3	—	—	—	—	—			(1)	2

Total investment securities available for sale	5,507	114	(2,047)	354	59	3,831			(626)	7,192
Other assets	254	—	—	(107)	—	164		$(3)	(99)	209	$(51)

Total assets carried at fair value	$5,761	$114	$(2,047)	$247	$59	$3,995	—	$(3)	$(725)	$7,401	$(51)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities	$269	—	—	$(87)	—	$(3)	$13	$144	$(108)	$228	$(35)

Total liabilities carried at fair value	$269	—	—	$(87)	—	$(3)	$13	$144	$(108)	$228	$(35)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2010
	Fair Value at March 31, 2010	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$225		$(2)	$(180)		$43
Asset-backed securities:
Student loans	3,046	$2	3	(64)	$(758)	2,229
Credit cards	39	1	—	46	5	91
Sub-prime	3	—	1	—	—	4
Other	1,105	21	4	(61)	—	1,069

Total asset-backed securities	4,193	24	8	(79)	(753)	3,393

Non-U.S. debt securities	2,687	18	10	(54)	(2)	2,659
State and political subdivisions	—	—	—	—	3	3
Collateralized mortgage obligations	195	1	(4)	232	—	424
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,303	43	12	(81)	(752)	6,525
Loans and leases	916	—	—	—	(916)	—
Other assets	209	9	—	89	—	307	$26

Total assets	$8,428	$52	$12	$8	$(1,668)	$6,832	$26

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30, 2010
	Fair Value at March 31, 2010	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income

Liabilities:
Other short-term borrowings	$674				$(674)	$—
Accrued expenses and other liabilities	212	$(15)	—	$87	—	284	$3

Total liabilities carried at fair value	$886	$(15)	—	$87	$(674)	$284	$3

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(2)	$(12)		$43
Asset-backed securities:
Student loans	3,111	5	71	(36)	$(922)	2,229
Credit cards	312	15	(15)	18	(239)	91
Sub-prime	3	—	1	—	—	4
Other	1,134	39	42	(46)	(100)	1,069

Total asset-backed securities	4,560	59	99	(64)	(1,261)	3,393

Non-U.S. debt securities	2,606	75	148	(53)	(117)	2,659
State and political subdivisions	2	—	—	—	1	3
Collateralized mortgage obligations	199	(208)	3	430	—	424
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(75)	248	301	(1,377)	6,525
Other assets	128	3	—	176	—	307	$3

Total assets	$7,556	$(72)	$248	$477	$(1,377)	$6,832	$3

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income

Liabilities:
Accrued expenses and other liabilities	$147	$(31)	—	$168	—	$284	$(17)

Total liabilities carried at fair value	$147	$(31)	—	$168	—	$284	$(17)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses for the periods indicated were recorded in revenue as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
Fee revenue:
Trading services	$(18)	$(27)	$24	$23

Total fee revenue	(18)	(27)	24	23
Net interest revenue	210	—	43	—

Total revenue	$192	$(27)	$67	$23

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2010
Fee revenue:
Trading services	$(20)	$(16)	$34	$20

Total fee revenue	(20)	(16)	34	20
Net interest revenue	354	—	(75)	—

Total revenue	$334	$(16)	$(41)	$20

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

The generally short duration of certain of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables and CRE loans, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because terms are at prevailing market rates.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.     Fair Value (Continued)

The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, as of the dates indicated:

(In millions)	Reported Amount	Fair Value
June 30, 2011:
Financial Assets:
Investment securities held to maturity	$11,131	$11,473
Net loans (excluding leases)	11,554	11,465

Financial Liabilities:
Long-term debt	9,544	9,648

December 31, 2010:
Financial Assets:
Investment securities held to maturity	$12,249	$12,576
Net loans (excluding leases)	10,387	10,242

Financial Liabilities:
Long-term debt	8,550	8,498

Note 12.    Derivative Financial Instruments

We use derivative financial instruments to support our clients’ needs, conduct our trading activities, and manage our interest-rate and currency risk.

As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures.

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

Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of foreign exchange forward and spot contracts, option contracts and cross-currency swaps.

Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

confidence interval. We use a risk-measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain regulatory capital for market risk in accordance with federal regulatory capital guidelines.

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2011 totaled approximately $742 million, against which we had posted aggregate collateral of approximately $366 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2011 was approximately $376 million. Such accelerated settlement would not affect our consolidated results of operations.

Derivatives Not Designated as Hedging Instruments

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients’ investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to hedge volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients’ requirements and market volatility.

Our clients use derivative financial instruments to manage the financial risks associated with their investment goals and business activities. With respect to cross-border investing, clients have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs. We also participate in the interest-rate markets, and provide interest-rate swaps, interest-rate forward contracts, interest-rate futures and other interest-rate contracts to our clients to enable them to mitigate or modify their interest-rate risk. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. Gains or losses in the fair values of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 8, individually as “derivatives not designated as hedging instruments.” These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.

Derivatives Designated as Hedging Instruments

In connection with our asset and liability management activities, we use derivative financial instruments to manage interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Gains and losses on fair value hedges are recorded in processing fees and other revenue in our consolidated statement of income along with the gain or loss on the asset or liability attributable to the hedged risk. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness, which is recorded in net interest revenue or in processing fees and other revenue. We use interest-rate contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates.

We have entered into interest rate contracts to hedge fair value changes for certain available-for-sale securities. Under one strategy, we have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.5 years as of June 30, 2011, compared to 7.7 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate. Under a second strategy, we have entered into U.S. Treasury note futures contracts to hedge the risk of changes in fair value for certain fixed-rate available-for-sale U.S. Treasury securities. Those U.S. Treasury securities have terms ranging from two to five years, and are hedged with U.S. Treasury note futures contacts with similar terms.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.3 years as of June 30, 2011, compared to 3.8 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$192,346	$52,383
Options and caps purchased	1,156	140
Options and caps written	1,344	130
Futures	126,792	25,253
Foreign exchange contracts:
Forward, swap and spot	1,000,892	637,847
Options purchased	13,228	14,299
Options written	12,943	14,587
Credit derivative contracts:
Credit default swap agreements	155	155
Other:
Stable value contracts	43,150	46,758

Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	2,265	1,886
Futures	2,383	—

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated.

	June 30, 2011			December 31, 2010
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$3,820	$128	$3,948	$1,561	$125	$1,686
Long-term debt(1)	700	—	700	200	—	200

Total	$4,520	$128	$4,648	$1,761	$125	$1,886

(1)

As of June 30, 2011 and December 31, 2010, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $90 million and $81 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.55%	3.16%	3.73%	3.23%

	Six Months Ended June 30,
	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.55%	3.18%	3.74%	3.26%

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

	Asset Derivatives		Liability Derivatives
	June 30, 2011		June 30, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest-rate contracts	Other assets	$397	Other liabilities	$471
Foreign exchange contracts	Other assets	8,278	Other liabilities	8,312
Credit derivative contracts	Other assets	—	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$8,676		$8,784

Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$66	Other liabilities	$230

Total		$66		$230

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest-rate contracts	Other assets	$412	Other liabilities	$423
Foreign exchange contracts	Other assets	7,779	Other liabilities	8,174
Credit derivative contracts	Other assets	1	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$8,193		$8,598

Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$32	Other liabilities	$228

Total		$32		$228

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue	$(8)	$(18)
Foreign exchange contracts	Trading services revenue	168	327
Foreign exchange contracts	Processing fees and other revenue	(4)	1

Total		$156	$310

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue	$(1)	$(2)
Interest-rate contracts	Processing fees and other revenue	3	14
Foreign exchange contracts	Trading services revenue	188	331
Foreign exchange contracts	Processing fees and other revenue	(5)	(7)

Total		$185	$336

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$19	$16	Long- term debt	Processing fees and other revenue	$(17)	$(14)
Interest-rate contracts	Processing fees and other revenue	(16)	10	Available- for-sale securities	Processing fees and other revenue	11	(14)

Total		$3	$26			$(6)	$(28)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010			Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$38	$40	Long- term debt	Processing fees and other revenue	$(36)	$(35)
Interest-rate contracts	Processing fees and other revenue	(81)	(90)	Available- for-sale securities	Processing fees and other revenue	81	90

Total		$(43)	$(50)			$45	$55

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	$4	Net interest revenue	$(2)	$(4)	Net interest revenue	$1	$2

Total	$4	$4		$(2)	$(4)		$1	$2

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	$5	$5	Net interest revenue	$(2)	$(3)	Net interest revenue	—	$2

Total	$5	$5		$(2)	$(3)		—	$2

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13.    Net Interest Revenue

The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Interest revenue:
Deposits with banks	$28	$22	$55	$41
Investment securities:
U.S. Treasury and federal agencies	198	170	404	309
State and political subdivisions	55	56	111	110
Other investments	364	517	719	1,067
Securities purchased under resale agreements	6	6	16	10
Loans and leases(1)	67	74	147	185
Other interest-earning assets	1	1	1	2

Total interest revenue	719	846	1,453	1,724

Interest expense:
Deposits	44	46	102	79
Short-term borrowings(1)	24	70	51	181
Long-term debt	76	71	147	143
Other interest-bearing liabilities	3	1	4	2

Total interest expense	147	188	304	405

Net interest revenue	$572	$658	$1,149	$1,319

(1)

Amounts for the three and six months ended June 30, 2010 included $14 million and $67 million, respectively, related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of new GAAP. These trusts were de-consolidated during the three months ended September 30, 2010.

Note 14.    Acquisition and Restructuring Costs

For the three and six months ended June 30, 2011, we recorded acquisition and restructuring costs of $17 million and $36 million, respectively. For the three and six months ended June 30, 2010, we recorded acquisition and restructuring costs of $41 million and $54 million, respectively. The costs for the three and six months ended June 30, 2011 were composed of $13 million and $27 million, respectively, of integration costs related to the acquired Intesa, MIFA and BIAM businesses, and $4 million and $9 million, respectively, of restructuring charges related to the business operations and information technology transformation program described below. The 2010 costs were composed of integration costs associated with acquisitions.

In November 2010, we announced a global multi-year program designed to enhance service excellence and innovation, deliver increased efficiencies in our operating model and position us for accelerated growth. The program includes operational and information technology enhancements and targeted cost initiatives, including

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14.    Acquisition and Restructuring Costs (Continued)

planned reductions in both staff and occupancy costs. We initiated the first reduction in force in December 2010, which we expect to be substantially completed by the end of 2011. In connection with the reduction in force, during the first six months of 2011, approximately 425 employees were involuntarily terminated and left State Street.

The following table presents activity related to restructuring-related accruals:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Total
Balance at December 31, 2010	$90	$47	$137
Additional restructuring-related accruals	6	3	9
Payments and adjustments	(49)	(4)	(53)

Balance at June 30, 2011	$47	$46	$93

Note 15.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income	$513	$432	$984	$927
Less:
Preferred stock dividends	(7)	—	(7)	—
Dividends and undistributed earnings allocated to participating securities(1)	(4)	(5)	(9)	(8)

Net income available to common shareholders	$502	$427	$968	$919

Average shares outstanding (in thousands):
Basic average shares	496,806	495,606	497,137	495,099
Effect of dilutive securities: stock options and stock awards	4,238	3,280	3,616	3,196

Diluted average shares	501,044	498,886	500,753	498,295

Anti-dilutive securities(2)	1,434	14,294	1,155	10,969

Earnings per Share:
Basic	$1.01	$.87	$1.95	$1.86
Diluted(3)	$1.00	$.87	$1.93	$1.86

(1)

Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represented stock options, restricted stock and other securities outstanding but not included in the computation of diluted average shares because their effect was anti-dilutive.
(3)	Calculations reflect the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

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

The following tables present our line-of-business results. The “Other” column for 2011 represents integration costs associated with acquisitions and restructuring charges associated with our business operations and information technology transformation program. The “Other” column for 2010 represents integration costs. The amounts in the “Other” columns were not allocated to State Street’s business lines. During the first three months of 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Prior-year net interest revenue and average assets have been restated for comparative purposes to reflect the revised methodology.

	Three Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,124	$973					$1,124	$973
Management fees	—	—	$250	$201			250	201
Trading services	311	326	—	—			311	326
Securities finance	116	84	21	25			137	109
Processing fees and other	53	63	17	24			70	87

Total fee revenue	1,604	1,446	288	250			1,892	1,696
Net interest revenue	519	613	53	45			572	658
Gains (Losses) related to investment securities, net	27	(50)	—	—			27	(50)

Total revenue	2,150	2,009	341	295			2,491	2,304
Provision for loan losses	2	10	—	—			2	10
Expenses from operations	1,538	1,291	219	198			1,757	1,489
Acquisition and restructuring costs	—	—	—	—	$17	$41	17	41
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	1,538	1,366	219	537	17	41	1,774	1,944

Income (Loss) from continuing operations before income taxes	$610	$633	$122	$(242)	$(17)	$(41)	$715	$350

Pre-tax margin	28%	32%	36%	(82)%
Average assets (in billions)	$158.0	$145.2	$6.3	$5.8			$164.3	$151.0

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16.    Line of Business Information (Continued)

	Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$2,219	$1,868					$2,219	$1,868
Management fees	—	—	$486	$412			486	412
Trading services	613	568	—	—			613	568
Securities finance	175	142	28	39			203	181
Processing fees and other	122	153	40	54			162	207

Total fee revenue	3,129	2,731	554	505			3,683	3,236
Net interest revenue	1,054	1,240	95	79			1,149	1,319
Gains related to investment securities, net	20	45	—	—			20	45

Total revenue	4,203	4,016	649	584			4,852	4,600
Provision for loan losses	1	25	—	—			1	25
Expenses from operations	2,991	2,639	449	416			3,440	3,055
Acquisition and restructuring costs	—	—	—	—	$36	$54	36	54
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	2,991	2,714	449	755	36	54	3,476	3,523

Income (Loss) from continuing operations before income taxes	$1,211	$1,277	$200	$(171)	$(36)	$(54)	$1,375	$1,052

Pre-tax margin	29%	32%	31%	(29)%
Average assets (in billions)	$155.7	$141.6	$5.7	$5.4			$161.4	$147.0

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

The following table presents our non-U.S. operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Total fee revenue	$792	$687	$1,535	$1,322
Net interest revenue	159	142	314	297
Gains (Losses) related to investment securities, net	(3)	(13)	(9)	50

Total revenue	948	816	1,840	1,669
Expenses	887	770	1,676	1,425

Income before income taxes	61	46	164	244
Income tax expense	16	17	42	92

Net income	$45	$29	$122	$152

Non-U.S. revenue for the three and six months ended June 30, 2011 included $262 million and $498 million, respectively, in the U.K., primarily from our London operations.

The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	June 30, 2011	December 31, 2010
Interest-bearing deposits with banks	$8,829	$9,443
Non-U.S. investment securities	27,149	21,330
Other assets	18,322	16,239

Total assets	$54,300	$47,012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation and subsidiaries as of June 30, 2011, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Corporation’s management.

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

August 5, 2011

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) During the three months ended March 31, 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

The following table presents purchases of our common stock and related information for the three months ended June 30, 2011.

(Dollars in millions, except per share amounts, shares in thousands) Period	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to Be Purchased Under Publicly Announced Program
April 1 - April 30, 2011	—	—	—	$675
May 1 - May 31, 2011	4,872	$46.18	$225	450
June 1 - June 30, 2011	—	—	—	450

Total	4,872	$46.18	$225	$450

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 104 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)
Date: August 5, 2011	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2011	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Statement of Condition as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Condensed Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.