Form 10-Q
period 2011-09-30
STATE STREET CORP
filed 2011-11-04
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of State Street’s common stock outstanding on October 31, 2011 was 491,950,765

STATE STREET CORPORATION

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At September 30, 2011, we had consolidated total assets of $208.80 billion, consolidated total deposits of $135.00 billion, consolidated total shareholders’ equity of $19.65 billion and 29,685 employees.

We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $21.51 trillion of assets under custody and administration and $1.88 trillion of assets under management as of September 30, 2011. Our clients include U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.

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

Investment Management provides, through State Street Global Advisors, or SSgA, a broad array of investment management, investment research and other related services, such as securities finance. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds.

Financial information about our lines of business is provided in the “Line of Business Information” section of this Management’s Discussion and Analysis and in note 17 to the consolidated financial statements included in this Form 10-Q.

This Management’s Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the third quarter of 2011, and updates the Management’s Discussion and Analysis in our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2010, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. You should read the financial information contained in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and we apply accounting policies that affect the determination of amounts reported in those financial statements. The majority of the accounting policies applied by us do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to our consolidated financial statements. However, certain of our accounting policies, by their nature, require

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.

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

Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2010 Form 10-K. We did not change these accounting policies during the first nine months of 2011.

Certain financial information provided in this Management’s Discussion and Analysis has been prepared on both a GAAP basis and a non-GAAP, or “operating,” basis. Management measures and compares certain financial information on an operating basis, as it believes that this presentation supports meaningful comparisons from period to period and supports the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the effect of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in accordance with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its nearest GAAP-basis measure.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Management’s Discussion and Analysis, as well as other reports filed by us under the Securities Exchange Act of 1934 or registration statements filed by us under the Securities Act of 1933, contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry trends, management’s expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings, management’s confidence in our strategies and other matters that do not relate strictly to historical facts. Forward-looking statements are often, but not always, identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “estimate,” “future state,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms.

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

•	financial market disruptions and economic recession, whether in the U.S. or internationally;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities, and the liquidity requirements of our clients;

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

•

delays or difficulties in the execution of our previously announced business operations and information technology transformation program, which could lead to changes in our estimates of the charges, expenses or expense savings associated with the planned program, resulting in increased volatility of our earnings;

•	the maintenance of credit agency ratings for our debt and depository obligations as well as the level of credibility of credit agency ratings;

•	the results of, and costs associated with, government investigations, litigation, and similar claims, disputes or proceedings;

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

•

our ability to control operating risks, data security breach risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our businesses and the possibility that our controls will prove insufficient, fail or be circumvented;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2011	2010	% Change	2011	2010(1)	% Change
Total fee revenue	$1,844	$1,569	18%	$5,527	$4,805	15%
Net interest revenue	578	724	(20)	1,727	2,043	(15)
Gains related to investment securities, net	5	17		25	62

Total revenue	2,427	2,310	5	7,279	6,910	5

Provision for loan losses	—	1		1	26

Expenses:
Expenses from operations	1,713	1,518	13	5,153	4,552	13
Securities lending charge	—	—		—	414
Acquisition and restructuring costs and U.K. bonus tax, net(2)	85	9		121	84

Total expenses	1,798	1,527	18	5,274	5,050	4

Income before income tax expense	629	782	(20)	2,004	1,834	9
Income tax expense	74	236		465	361

Net income	$555	$546		$1,539	$1,473

Adjustments to net income:
Dividends on preferred stock	$(6)			$(13)
Earnings allocated to participating securities(3)	(6)	$(6)		(15)	$(14)

Net income available to common shareholders	$543	$540		$1,511	$1,459

Earnings per common share:
Basic	$1.11	$1.09		$3.05	$2.94
Diluted	1.10	1.08		3.03	2.93
Average common shares outstanding (in thousands):
Basic	490,840	495,729		495,015	495,312
Diluted	494,780	498,159		498,417	497,715

Cash dividends declared	$.18	$.01		$.54	$.03
Return on average common equity	11.2%	12.9%		10.8%	12.4%

(1)

Financial results for the nine months ended September 30, 2010 included those of the acquired Intesa Sanpaolo securities services, or Intesa, and Mourant International Finance Administration, or MIFA, businesses beginning May 17, 2010 and April 1, 2010, respectively.

(2)

Amount for the quarter ended September 30, 2010 was composed of acquisition costs of $23 million, net of a one-time partial reversal of $14 million of expense associated with a tax on bonus payments to employees in the U.K. Amount for the nine months ended September 30, 2010 was composed of acquisition costs of $77 million and $7 million of net expense associated with a tax on bonus payments to employees in the U.K.

(3)	Adjustments represented the allocation of earnings to participating securities. See note 16 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Highlights

This section provides highlights with respect to our consolidated financial results for the third quarter of 2011 compared to the third quarter of 2010 presented in the preceding table, as well as other information related to the quarter. Additional information about our financial results is provided under “Consolidated Results of Operations,” which follows this section.

Significant Developments

During the third quarter, we declared a quarterly common stock dividend of $0.18 per share, or approximately $90 million, which was paid in October 2011. This dividend, together with aggregate dividends of $0.36 per share, or approximately $180 million, declared in the first half of this year, totals approximately $270 million, compared to aggregate dividends of $0.04 per share, or $20 million, paid in all of 2010. The 2011 dividends represented the first increase in our common stock dividend since we announced a reduction of such dividends in the first quarter of 2009, in connection with our plan to strengthen our tangible common equity.

During the period April 1, 2011 through September 30, 2011, we purchased approximately 10.7 million shares of our common stock under the program approved by the Board of Directors and publicly announced in March 2011, under which we are authorized to purchase up to $675 million of our common stock during 2011. The shares were purchased at an average per-share and aggregate cost of $42.06 and approximately $450 million, respectively. The shares were recorded as treasury stock in our consolidated statement of condition as of September 30, 2011. We had remaining authority to purchase approximately $225 million of our common stock under the program as of September 30, 2011.

During the third quarter of 2011, we recorded restructuring charges of approximately $66 million in connection with the continuing implementation of our business operations and information technology transformation program. The charges during the quarter consisted mainly of costs related to employee severance and information technology. In addition, we expect to achieve approximately $80 million of annual pre-tax expense savings in 2011 in connection with our implementation of the program. Additional information is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.

Financial Results

Total revenue for the third quarter of 2011 increased 5% compared to the same period in 2010; total fee revenue increased 18% and net interest revenue declined 20% in the same comparison.

Servicing and management fees for the third quarter of 2011 were up 10% and 17%, respectively, compared to the third quarter of 2010. The increase in servicing fee revenue was due mainly to the impact of net new business installed and improvements in daily average equity market valuations. The increase in management fee revenue resulted mainly from improvements in average month-end equity market valuations, as well as the addition of revenue from the acquired Bank of Ireland Asset Management, or BIAM, business, which acquisition was completed in January 2011. The impact of net new business installed also contributed to the increase in revenue.

Trading services revenue increased 46% comparing the third quarter of 2011 to the third quarter of 2010, primarily the result of a 91% increase in foreign exchange trading revenue associated with higher volatility and higher client volumes (foreign exchange revenue), as well as an increase in revenue from electronic trading (brokerage and other trading services revenue). In the same comparison, securities finance revenue increased 25% as a result of improvement in spreads, partly offset by a slight decrease in average lending volumes. Processing fees and other revenue increased 27%, mainly as a result of gains related to real estate and certain leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the third quarter of 2011, we recorded net interest revenue of $578 million, which included $46 million of discount accretion related to investment securities added to our consolidated statement of condition in connection with the May 2009 asset-backed commercial paper conduit consolidation. Net interest revenue for the third quarter of 2010 was $724 million, including $189 million of conduit-related accretion. Accordingly, net interest revenue declined 20% compared to the prior-year third quarter (refer to the “Net Interest Revenue” section under “Consolidated Results of Operations” in this Management’s Discussion and Analysis). This decrease primarily reflected the impact of the decline in conduit–related accretion, which was generally due to sales of investment portfolio securities, in particular the repositioning of our investment portfolio executed by us in December 2010, and paydowns.

Net interest margin, computed on fully taxable-equivalent net interest revenue of $610 million ($578 million of GAAP-basis net interest revenue plus a tax-equivalent adjustment of $32 million), declined 80 basis points from 2.36% in the third quarter of 2010 to 1.56% in the third quarter of 2011. The above-mentioned conduit-related discount accretion accounted for 12 basis points of net interest margin for the third quarter of 2011, compared to 59 basis points for the third quarter of 2010. Excluding discount accretion, fully taxable-equivalent net interest revenue for the third quarter of 2011 would have been $564 million ($610 million less $46 million), compared to $568 million ($757 million, which includes a tax-equivalent adjustment of $33 million, less $189 million) for the third quarter of 2010. Net interest margin for the third quarter of 2011 computed on the same basis would have been 1.44% compared to 1.77% for the third quarter of 2010. A little over a third of this decrease in margin was the result of the effect of a higher level of client deposits on average interest-earning assets (refer to the “Net Interest Revenue” section of this Management’s Discussion and Analysis for additional information).

We recorded net realized gains of $15 million from sales of available-for-sale securities during the third quarter of 2011, compared to net realized gains of $91 million during the third quarter of 2010. Separately, we recorded credit-related other-than-temporary impairment of $10 million during the third quarter of 2011, compared to $74 million during the third quarter of 2010, with the impairment for both periods largely related to non-agency mortgage-backed securities. The aggregate net realized gains and net impairment losses resulted in net gains related to investment securities of $5 million for the third quarter of 2011, compared to net gains of $17 million for the same period in 2010.

Total expenses increased 18% for the third quarter of 2011 compared to the third quarter of 2010. This increase included higher salaries and employee benefits expenses in 2011 associated with year-over-year salary adjustments and the addition of expenses of acquired businesses, as well as non-recurring expenses associated with our implementation of the business operations and information technology transformation program.

We recorded income tax expense of $74 million for the third quarter of 2011, compared to $236 million for the third quarter of 2010. Our effective tax rate for the third quarter of 2011 was 11.7%, down from 30.1% for the third quarter of 2010, due to a $91 million discrete tax benefit related to the cost of terminating funding obligations that supported former conduit asset structures, as well as the geographic mix of earnings.

During the third quarter of 2011, we were awarded approximately $245 billion of new business in assets to be serviced; approximately $65 billion was installed prior to September 30, 2011, with substantially all of the remainder expected to be installed during the fourth quarter of this year. In addition, of the new asset servicing business awarded in prior periods that had not been installed as of June 30, 2011, approximately $179 billion was installed during the third quarter of 2011.

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

During the third quarter of 2011, we were awarded approximately $88 billion of gross new business in assets to be managed. We installed $76 billion of this new asset management business during the third quarter, and we are scheduled to install the remaining new business in the fourth quarter of this year. This new business is composed of a variety of investment strategies, mainly passive and exchange-traded funds.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for the third quarter and first nine months of 2011 compared to the same periods in 2010, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

TOTAL REVENUE

Information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Fee revenue:
Servicing fees	$1,106	$1,006	10%	$3,325	$2,874	16%
Management fees	229	196	17	715	608	18
Trading services	334	228	46	947	796	19
Securities finance	85	68	25	288	249	16
Processing fees and other	90	71	27	252	278	(9)

Total fee revenue	1,844	1,569	18	5,527	4,805	15
Net interest revenue:
Interest revenue	728	904	(19)	2,181	2,628	(17)
Interest expense	150	180	(17)	454	585	(22)

Net interest revenue	578	724	(20)	1,727	2,043	(15)
Gains related to investment securities, net	5	17		25	62

Total revenue	$2,427	$2,310	5	$7,279	$6,910	5

Fee Revenue

Servicing and management fees collectively comprised approximately 72% and 73%, respectively, of our total fee revenue for the third quarter and first nine months of 2011, compared to approximately 77% and 72%, respectively, for the corresponding periods in 2010. These fees are influenced by, among other factors, the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions and the types of products and services used by our clients, and are generally affected by changes in worldwide equity and fixed-income valuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Generally, our servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while our management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as the level of transaction volumes, changes in service level, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.

Generally, our management fee revenue is more sensitive to market valuations than our servicing fee revenue. Management fees for enhanced index and actively managed products are generally earned at higher rates than those for passive products. Enhanced index and actively managed products may also involve performance-fee arrangements.

In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.

The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect our servicing fee and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,225	1,096	12%	1,214	1,097	11%	1,131	1,141	(1)%
NASDAQ®	2,607	2,237	17	2,584	2,246	15	2,415	2,369	2
MSCI EAFE®	1,531	1,472	4	1,526	1,487	3	1,373	1,561	(12)

	Daily Averages of Indices			Average of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,282	1,118	15%	1,290	1,105	17%
NASDAQ®	2,703	2,286	18	2,722	2,261	20
MSCI EAFE®	1,646	1,493	10	1,663	1,480	12

Servicing Fees

The 10% increase in servicing fees in the quarterly comparison resulted primarily from the impact of net new business installed on current period revenue, as well as increases in daily average equity market valuations. The 16% increase in the nine-month comparison resulted primarily from the impact of net new business installed, the addition of revenue from the acquired Intesa and MIFA businesses (full nine months for 2011 versus approximately five months for 2010) and increases in daily average equity market valuations. For both the third quarter and first nine months of 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees, compared to approximately 43% and 41% for the third quarter and first nine months of 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At September 30, 2011, we had aggregate assets under custody and administration, presented in the tables that follow, of $21.51 trillion, compared to $21.53 trillion at December 31, 2010, and up $1.28 trillion, or 6%, from $20.23 trillion at September 30, 2010. The impact of net new business installed during the first nine months of 2011 was essentially offset by declines in period-end asset valuations. The increase from September 30, 2010 mainly reflected the installation of new business, partly offset by declines in period-end asset valuations. New asset servicing business not installed by September 30, 2011 was not included in our assets under custody and administration at that date, and had no impact on our servicing fee revenue for the third quarter of 2011, as the assets are not included until their installation is complete and we begin to service them. The assets do not begin generating servicing fee revenue until after they are installed.

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2011	December 31, 2010	September 30, 2010
Mutual funds	$5,117	$5,540	$5,018
Collective funds	4,317	4,350	4,000
Pension products	4,940	4,726	4,539
Insurance and other products	7,136	6,911	6,669

Total	$21,510	$21,527	$20,226

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2011	December 31, 2010	September 30, 2010
Equities	$10,420	$11,000	$9,950
Fixed-income	8,345	7,875	7,607
Short-term and other investments	2,745	2,652	2,669

Total	$21,510	$21,527	$20,226

Management Fees

Management fees increased 17% and 18% during the third quarter and first nine months of 2011, respectively, compared to the third quarter and first nine months of 2010. The increases in both periods were primarily the result of increases in average month-end equity market valuations and the addition of revenue from the acquired BIAM business, as well as the impact of net new business installed in current and prior periods. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of 11% for the third quarter of 2011 compared to the third quarter of 2010, and were up 17% in the nine-month comparison. For both the third quarter and first nine months of 2011, management fees generated outside the U.S. were approximately 41% of total management fees, compared to approximately 33% and 34% for the third quarter and first nine months of 2010, respectively.

At September 30, 2011, we had aggregate assets under management, presented in the tables that follow, of $1.88 trillion, which decreased $133 billion from $2.01 trillion at December 31, 2010, and decreased $82 billion from $1.96 trillion at September 30, 2010. The decreases in both comparisons generally reflected the effects of declines in period-end asset valuations and net lost business (including the previously anticipated reduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities), partly offset by the addition of managed assets from the BIAM acquisition. New asset management business awarded to us, but not installed by September 30, 2011, was not included in our assets under management as of September 30, 2011, and will be included in managed assets as the new business is installed. The assets do not begin generating management fee revenue until after they are installed.

ASSETS UNDER MANAGEMENT

(In billions)	September 30, 2011	December 31, 2010	September 30, 2010
Passive:
Equities	$597	$655	$573
Fixed-income	288	363	393
Exchange-traded funds(1)	247	255	223
Other	202	210	217

Total Passive	1,334	1,483	1,406
Active:
Equities	39	55	54
Fixed-income	18	17	22
Other	51	28	26

Total Active	108	100	102
Cash	435	427	451

Total	$1,877	$2,010	$1,959

(1)	Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

The following table presents the components of the changes in assets under management during the twelve months ended September 30, 2011:

ASSETS UNDER MANAGEMENT

(In billions)
September 30, 2010	$1,959
Net new (lost) business	(12)
Market appreciation	63

December 31, 2010	$2,010
Net new (lost) business(1)	(47)
Assets added from BIAM acquisition	23
Market depreciation	(109)

September 30, 2011	$1,877

(1)

Includes the sale of approximately $35 billion of U.S. government securities associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities. Future sales by the U.S. Treasury of the remaining portfolio of approximately $88 billion will further reduce our assets under management.

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

Trading services revenue increased 46% for the third quarter of 2011 compared to the third quarter of 2010 and increased 19% in the nine-month comparison. Foreign exchange trading revenue increased 91% to $204 million for the third quarter of 2011 from $107 million for the third quarter of 2010 and increased 25% to $533 million from $426 million in the nine-month comparison. The quarterly increase was primarily the result of a 6% increase in currency volatility and a 19% increase in client volumes. The increase in the nine-month comparison primarily resulted from higher client volumes, up 9%, partly offset by a 10% decrease in currency volatility.

We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as direct FX. Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation, to which we refer as indirect FX. We execute indirect FX trades as a principal at rates based on a published formula. We derive our estimated revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes. For the third quarter and first nine months of 2011, our estimated indirect FX revenue was approximately $88 million and $259 million, respectively. All other FX revenue not included in this indirect FX revenue estimate, and unrelated to electronic trading, is estimated and considered by us to be direct FX revenue. For the third quarter and first nine months of 2011, our estimated direct FX revenue was $116 million and $274 million, respectively.

Brokerage and other trading services revenue increased 7% to $130 million for the third quarter of 2011, compared to $121 million for the third quarter of 2010. For the first nine months of 2011, brokerage and other trading services revenue totaled $414 million, up 12% from $370 million for the first nine months of 2010. The increase in both comparisons was largely related to higher electronic trading volumes and higher trading profits, partly offset by lower levels of revenue from transition management.

Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the third quarter and first nine months of 2011, our FX revenue from electronic trading was approximately $67 million and $187 million, respectively, and as described above, was recorded in brokerage and other trading services revenue.

Securities Finance

Information about the agency lending fund and SSgA lending fund components of our securities finance business is included under “Consolidated Results of Operations—Total Revenue—Securities Finance” in Management’s Discussion and Analysis in our 2010 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Securities finance revenue for the third quarter of 2011 increased 25% compared to the third quarter of 2010, and for the first nine months increased 16% compared to the corresponding period in 2010. The increase in both periods was substantially the result of improved spreads, partly offset by a slight decrease in average lending volumes. Spreads increased 19% and 24%, respectively, for the third quarter and first nine months of 2011 compared to the same periods in 2010. Securities on loan averaged $368 billion for both the third quarter and first nine months of 2011, down from $382 billion and $405 billion for the third quarter and first nine months of 2010, respectively.

As previously reported, in December 2010, we divided certain of the agency lending collateral pools into liquidity pools, from which clients can obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. These actions were taken to provide greater flexibility to participants with respect to their control of their level of participation in our agency lending program. As of September 30, 2011, the aggregate net assets of the liquidity pools and duration pools were $25.9 billion and $4.8 billion, respectively, compared to $26.2 billion and $11.8 billion, respectively, as of December 31, 2010.

The decline in the aggregate net assets of the duration pools from year-end 2010 reflected both paydowns on securities held by some of the pools and in-kind redemptions by clients into separately managed accounts. These declines were partly offset by improvement in the market value of securities held by the pools. The return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $249 million as of September 30, 2011, compared to $319 million as of December 31, 2010. This amount is expected to be eliminated as the assets in the duration pools mature or pay down.

Processing Fees and Other

Processing fees and other revenue was $90 million for the third quarter of 2011, a 27% increase compared to the third quarter of 2010, mainly the result of $22 million of aggregate gains related to real estate and certain leases. Processing fees and other revenue was $252 million for the first nine months of 2011, a decrease of 9% compared to the same period in 2010, primarily due to lower income from joint ventures and from our structured products business.

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

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended September 30,
	2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$24,271	$39	.64%	$13,024	$22	.68%
Securities purchased under resale agreements	5,728	6	.42	3,211	7	.85
Trading account assets	2,084	—	—	427	—	—
Investment securities	104,387	647	2.46	98,169	837	3.39
Loans and leases	12,353	68	2.18	12,083	70	2.29
Other interest-earning assets	6,355	—	.03	711	1	.28

Total average interest-earning assets	$155,178	$760	1.95	$127,625	$937	2.91

Interest-bearing deposits:
U.S.	$3,201	$2	.16%	$9,841	$14	.56%
Non-U.S.	84,083	50	.23	70,512	48	.27
Securities sold under repurchase agreements	9,335	3	.13	8,000	1	.08
Federal funds purchased	556	—	.01	2,121	1	.08
Other short-term borrowings	4,945	20	1.65	12,892	42	1.29
Long-term debt	9,305	73	3.17	8,566	72	3.33
Other interest-bearing liabilities	3,803	2	.26	1,013	2	.89

Total average interest-bearing liabilities	$115,228	$150	.52	$112,945	$180	.63

Interest-rate spread			1.43%			2.28%
Net interest revenue—fully taxable-equivalent basis		$610			$757
Net interest margin—fully taxable-equivalent basis			1.56%			2.36%
Tax-equivalent adjustment		(32)			(33)

Net interest revenue—GAAP basis		$578			$724

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$16,255	$94	.77%	$12,500	$63	.67%
Securities purchased under resale agreements	4,391	22	.67	2,827	17	.81
Trading account assets	2,213	—	—	249	—	—
Investment securities	101,585	1,944	2.56	96,111	2,386	3.32
Loans and leases	12,602	216	2.29	11,710	256	2.92
Other interest-earning assets	5,182	1	.03	959	2	.32

Total average interest-earning assets	$142,228	$2,277	2.15	$124,356	$2,724	2.93

Interest-bearing deposits:
U.S.	$3,312	$8	.30%	$8,707	$27	.41%
Non-U.S.	82,069	146	.24	65,832	114	.23
Securities sold under repurchase agreements	9,190	8	.12	8,292	4	.07
Federal funds purchased	943	—	.05	1,861	1	.06
Other short-term borrowings	5,201	66	1.70	14,875	220	1.98
Long-term debt	9,254	220	3.17	8,719	215	3.28
Other interest-bearing liabilities	3,127	6	.26	820	4	.71

Total average interest-bearing liabilities	$113,096	$454	.55	$109,106	$585	.72

Interest-rate spread			1.60%			2.21%
Net interest revenue—fully taxable-equivalent basis		$1,823			$2,139
Net interest margin—fully taxable-equivalent basis			1.71%			2.30%
Tax-equivalent adjustment		(96)			(96)

Net interest revenue—GAAP basis		$1,727			$2,043

For the nine months ended September 30, 2011 compared to the 2010 period, interest-earning assets were higher, mainly as a result of the impact of increases in interest-bearing and noninterest-bearing client deposits. These deposit increases resulted from the full year-to-date impact of the acquired Intesa business on the 2011 aggregate deposits, as well as additional deposits placed with us amidst market and public concerns related to the federal government debt-ceiling impasse and global market events. The incremental deposits were placed with the Federal Reserve and other central banks, invested in securities portfolio purchases, and used to reduce our U.S. interest-bearing deposits and other short-term borrowings. The investment of the incremental noninterest-bearing deposits generated net interest revenue, but because the invested deposits increased our average interest-earning assets, they negatively affected our net interest margin. Securities purchased under resale agreements increased in the nine-month comparison, as we reduced our U.S. Treasury holdings, given the extremely low yields offered for such investments. In the nine-month comparison, long-term debt increased, as we prefunded the maturity of parent company debt scheduled to occur in 2012.

For the third quarter and first nine months of 2011, on a fully taxable-equivalent basis, net interest revenue declined 19% and 15%, respectively, compared to the same periods in 2010. On a GAAP basis, net interest revenue declined 20% and 15%, respectively, compared to the same periods in 2010. The decreases were mainly

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

the result of lower discount accretion recorded in the 2011 periods associated with former conduit securities, more fully described below. The level of accretion recorded was affected by sales of securities, particularly the investment portfolio repositioning completed by us in December 2010, and paydowns.

If the conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue for the third quarter of 2011 was essentially flat at $564 million ($610 million presented in the preceding quarterly table less accretion of $46 million) compared to $568 million ($757 million presented in the preceding quarterly table less accretion of $189 million) for the third quarter of 2010. On the same basis, for the nine-month period, fully taxable-equivalent net interest revenue would have increased 6% to $1.66 billion ($1.82 billion presented in the preceding nine-month table less accretion of $159 million) from $1.57 billion ($2.14 billion presented in the preceding nine-month table less accretion of $573 million). This increase was primarily generated by lower funding costs, as higher levels of noninterest-bearing client deposits replaced interest-bearing short-term funding.

Subsequent to the consolidation of the asset-backed commercial paper conduits in May 2009, we have recorded aggregate discount accretion in interest revenue of $1.49 billion ($621 million in 2009, $712 million in 2010 and $159 million in the first nine months of 2011). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment portfolio, including sales of securities which would otherwise generate accretion, such as the portfolio repositioning that we completed in December 2010.

Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, and may increase the volatility of our net interest revenue and margin. The December 2010 portfolio repositioning resulted in a significant decrease in the discount accretion that we expect to recognize in future periods. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of September 30, 2011 to generate aggregate discount accretion in future periods of approximately $1.14 billion over their remaining terms, including $200 million for all of 2011. We have recorded $159 million of discount accretion for the first nine months of 2011, as described earlier in this section.

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.

Interest-bearing deposits with banks, including cash balances held at the Federal Reserve to satisfy reserve requirements, averaged $24.27 billion for the third quarter of 2011, a significant increase compared to $13.02 billion for the third quarter of 2010. For the first nine months of 2011, interest-bearing deposits with banks averaged $16.26 billion, compared to $12.50 billion for the same period in 2010. An average of $14.27 billion was held at the Federal Reserve Bank during the third quarter of 2011, compared to $3.23 billion held during the third quarter of 2010, with balances in both periods exceeding minimum reserve requirements. The significant increase in the quarterly comparison reflected growth in noninterest-bearing client deposits.

Average securities purchased under resale agreements increased to $5.73 billion for the third quarter of 2011 from $3.21 billion for the third quarter of 2010, and increased to $4.39 billion from $2.83 billion in the nine-month

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

comparison. Average trading account assets increased to $2.08 billion for the third quarter of 2011 from $427 million for the third quarter of 2010, and for the nine-month period increased to $2.21 billion from $249 million. Both averages benefited largely from an increase in client demand associated with our trading activities. In connection with these activities, we trade in highly liquid fixed-income securities as principal with our custody clients and other third-parties that trade in these securities. These activities generate trading services revenue.

Our average investment securities portfolio increased to $104.39 billion for the third quarter of 2011 from $98.17 billion for the third quarter of 2010, and for the nine-month period increased to $101.59 billion from $96.11 billion. The increases in both comparisons were generally the result of ongoing purchases of securities, partly offset by maturities and sales. In December 2010, we repositioned our portfolio by selling approximately $11 billion of mortgage- and asset-backed securities and re-invested approximately $7 billion of the proceeds, primarily in agency mortgage-backed securities. During the third quarter and first nine months of 2011, we purchased $10 billion and $41 billion, respectively, of highly rated U.S. Treasury securities, federal agency mortgage-backed securities and U.S. and non-U.S. asset-backed securities. As of September 30, 2011, securities rated “AAA” and “AA” comprised approximately 89% of our portfolio, compared to 82% rated “AAA” and “AA” as of September 30, 2010. The change resulted primarily from the effects of the December 2010 repositioning and subsequent re-investment.

Loans and leases averaged $12.35 billion for the third quarter of 2011, compared to $12.08 billion for the third quarter of 2010, and $12.60 billion for the first nine months of 2011, up from $11.71 billion for the 2010 period. The increases primarily resulted from higher client demand for short-duration liquidity, offset in part by a decrease in the purchased receivables added in connection with the conduit consolidation, mainly from maturities and paydowns. For the third quarters of 2011 and 2010, approximately 30% and 26%, respectively, of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Average U.S. short-duration advances	$2,284	$2,017	$2,038	$1,846
Average non-U.S. short-duration advances	1,448	1,112	1,634	980

Total average short-duration advances	$3,732	$3,129	$3,672	$2,826

For the nine months ended September 30, 2011, the increase in average non-U.S. short-duration advances compared to the prior-year period was mainly due to activity associated with clients added in connection with the acquired Intesa business.

Average other interest-earning assets increased to $6.36 billion for the third quarter of 2011 from $711 million for the third quarter of 2010, and to $5.18 billion from $959 million in the nine-month comparison. Both increases were primarily the result of higher levels of cash collateral associated with our role as principal in certain securities borrowing activities.

Average interest-bearing deposits increased to $87.28 billion for the third quarter of 2011 from $80.35 billion for the third quarter of 2010. In the nine-month comparison, average interest-bearing deposits were $85.38 billion for 2011 compared to $74.54 billion for 2010. The nine-month comparison reflected the client deposits added in connection with the Intesa acquisition, while both comparisons reflected higher levels of non-U.S. transaction accounts associated with new and existing business in assets under custody and administration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Average other short-term borrowings declined to $4.95 billion for the third quarter of 2011 from $12.89 billion for the third quarter of 2010, and to $5.20 billion for the first nine months of 2011 from $14.88 billion for the corresponding period in 2010, as the higher levels of client deposits provided additional liquidity. Average long-term debt increased to $9.31 billion for the third quarter of 2011 from $8.57 billion for the same period in 2010, and increased to $9.25 billion from $8.72 billion in the nine-month comparison. These increases primarily reflected the issuance of an aggregate of $2 billion of senior notes by us in March 2011, partly offset by the maturities of $1 billion of senior notes in February 2011 and $1.45 billion of senior notes in September 2011, both previously issued by State Street Bank under the FDIC’s Temporary Liquidity Guarantee Program. Additional information about our long-term debt is provided in note 7 to the consolidated financial statements included in this Form 10-Q.

Average other interest-bearing liabilities increased to $3.80 billion for the third quarter of 2011 from $1.01 billion for the third quarter of 2010, and increased to $3.13 billion from $820 million in the nine-month comparison. The increases in both comparisons were primarily the result of higher levels of client cash collateral held in connection with our role as principal in certain securities lending activities.

Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment portfolio; and the relative impact of the yields earned on the securities purchased by us with the proceeds from the December 2010 portfolio repositioning compared to the yields earned on the securities sold. Based on market conditions and other factors, we have continued to re-invest the proceeds from paydowns and maturities of securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and U.S. and non-U.S. asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. These factors and the level of interest rates worldwide are expected to dictate what effect the re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

From time to time, in connection with our ongoing management of the investment portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. We recorded net realized gains of approximately $15 million from sales of approximately $1.70 billion of available-for-sale securities in the third quarter of 2011, and net realized gains of $81 million from sales of $11.07 billion of available-for-sale securities during the first nine months of 2011, compared to net realized gains of $91 million and $286 million, respectively, in the 2010 periods.

Management regularly reviews the investment securities portfolio to identify other-than-temporary impairment of individual securities. The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the third quarter and first nine months of 2011 were $25 million and $104 million, respectively. Of this total, $15 million and $48 million, respectively, related to factors other than credit, and were recorded, net of related taxes, as a component of other comprehensive income in our consolidated statement of condition. The remaining $10 million and $56 million, respectively, were recorded in our consolidated statement of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

For the third quarter and first nine months of 2011, other-than-temporary impairment was largely related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the period. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included in this Form 10-Q.

The following table presents net realized gains from sales and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net realized gains from sales of available-for-sale securities	$15	$91	$81	$286

Losses from other-than-temporary impairment	(25)	(132)	(104)	(612)
Losses not related to credit	15	58	48	388

Net impairment losses	(10)	(74)	(56)	(224)

Gains related to investment securities, net	$5	$17	$25	$62

Impairment associated with expected credit losses	$(7)	$(71)	$(36)	$(201)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	—	(1)	(8)	(1)
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(2)	(12)	(22)

Net impairment losses	$(10)	$(74)	$(56)	$(224)

Additional information about our investment securities, including the gross gains and gross losses that compose the net realized gains from sales of available-for-sale securities presented in the table above and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

PROVISION FOR LOAN LOSSES

We did not record a provision for loan losses for the third quarter of 2011; our provision for loan losses for the first nine months of 2011 was $1 million. For the third quarter and first nine months of 2010, we recorded provisions for loan losses of $1 million and $26 million, respectively. The majority of the year-to-date 2010 provision resulted from a revaluation of the collateral supporting a commercial real estate, or CRE, loan. The loan was part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

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

EXPENSES

The following table presents the components of expenses for the periods indicated:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Salaries and employee benefits	$965	$857	13%	$2,948	$2,589	14%
Information systems and communications	191	181	6	581	522	11
Transaction processing services	180	165	9	553	482	15
Occupancy	119	112	6	339	346	(2)
Securities lending charge	—	—		—	414
Acquisition and restructuring costs	85	23	270	121	77	57
Other:
Professional services	83	58	43	249	224	11
Amortization of other intangible assets	50	52	(4)	149	132	13
Securities processing costs (recoveries)	2	24	(92)	(15)	68	(122)
Regulator fees and assessments	11	9	22	32	35	(9)
Other	112	46	143	317	161	97

Total other	258	189	37	732	620	18

Total expenses	$1,798	$1,527	18	$5,274	$5,050	4

Number of employees at quarter end	29,685	28,940

The increase in salaries and employee benefits expenses for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the effect of year-over-year salary adjustments; the addition of the expenses of the acquired BIAM business; and non-recurring costs associated with the implementation of our business operations and information technology transformation program. The increase in the nine-month comparison resulted from the above-mentioned salary adjustments; higher cash incentive compensation, partly the result of a reduction of such compensation in 2010 related to the securities lending charge; the inclusion of the expenses of the acquired Intesa and MIFA businesses for the full nine months versus approximately five months in 2010; the addition of the above-mentioned BIAM expenses; and non-recurring costs associated with the implementation of our business operations and information technology transformation program. Salaries and benefits expenses included non-recurring costs associated with the program of $13 million for the third quarter of 2011 and $34 million for the first nine months of 2011.

Information systems and communications expenses for the third quarter of 2011 increased over the prior-year quarter primarily as a result of the effect of higher levels of spending on telecommunications hardware and software related to improvements in our investor technology and global infrastructure. In the nine-month

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

comparison, the increase also reflected the inclusion of the expenses of the acquired Intesa and MIFA business for the full nine months versus approximately five months in 2010, as well as the addition of the expenses of the acquired BIAM business.

Transaction processing services expenses for the third quarter and first nine months of 2011 increased over the prior-year periods due to higher external contract services and increased levels of broker fees, both reflective of higher volumes in investment servicing. Expenses for sub-custodian services were higher in the nine-month comparison.

During the third quarter and first nine months of 2011, we recorded $85 million and $121 million respectively, of acquisition and restructuring costs, composed of $19 million and $46 million, respectively, of integration costs related to the Intesa, MIFA and BIAM acquisitions and restructuring charges of $66 million and $75 million, respectively, related to the business operations and information technology transformation program described below.

The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other) for the third quarter and first nine months of 2011 compared to the same periods in 2010 resulted primarily from the effect of $50 million of insurance recoveries in 2010 on expenses for the 2010 periods, higher sales and promotion expenses, and, in the nine-month comparison, higher amortization of other intangible assets from acquisitions.

In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational and information technology enhancements and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs.

With respect to our business operations, we are standardizing certain core business processes, primarily through our execution of the State Street LEAN methodology, and driving automation of these business processes. We are currently creating a new technology platform, including moving certain core software applications to a private cloud, and have expanded our use of service providers associated with components of our technology infrastructure and application maintenance and support. We expect the movement of core software applications to a private cloud to occur primarily in 2013 and 2014.

To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate pre-tax restructuring charges of $231 million in our consolidated statement of income. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
Fourth Quarter 2010	$105	$51		$156
First Quarter 2011	5	—		5
Second Quarter 2011	1	3		4
Third Quarter 2011	47	2	$17	66

Total	$158	$56	$17	$231

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The employee-related costs included costs related to severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of real estate. Information technology costs included transition fees related to the above-described expansion of our use of service providers.

As reported in our 2010 Form 10-K, in 2010, in connection with the program, we initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which we expect to have substantially completed by the end of 2011. In addition, in the third quarter of 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of September 30, 2011, in connection with the planned aggregate staff reductions of 1,930 employees described above, approximately 1,260 employees had been involuntarily terminated and left State Street, including approximately 710 employees during the first nine months of 2011.

The following table presents activity associated with restructuring-related accruals that resulted from the above-described charges:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
Initial accrual	$105	$51		$156
Payments	(15)	(4)		(19)

Balance at December 31, 2010	90	47		137
Additional restructuring-related accruals	53	5	$17	75
Payments	(66)	(12)	(4)	(82)

Balance at September 30, 2011	$77	$40	$13	$130

During the fourth quarter of this year, as we continue to implement the program, we expect to incur additional pre-tax restructuring charges of approximately $45 million to $65 million to accrue for severance and related costs associated with additional workforce reduction and other transition costs. In addition, we expect to achieve approximately $80 million of annual pre-tax expense savings in 2011 in connection with our implementation of the program. Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 from what such expenses would have been without implementation of the program, with the full effect realized in 2015.

Assuming all other things equal, we expect to achieve annual pre-tax expense savings of approximately $540 million by the end of 2014, for a total annual pre-tax expense savings of approximately $600 million realized in 2015. We expect the business operations transformation to result in annual pre-tax expense savings of approximately $440 million by the end of 2014 for full effect in 2015, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation to result in annual pre-tax expense savings of approximately $160 million by the end of 2014, for full effect in 2015.

The majority of the annualized savings will affect salaries and employee benefits expenses; these savings will be modestly offset by increases in information systems and communications expenses as we implement the program. These savings estimates relate only to the program; our actual expenses may increase or decrease over the duration of the program as a result of other factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

INCOME TAX EXPENSE

We recorded income tax expense of $74 million at an effective tax rate of 11.7% for the third quarter of 2011, compared to $236 million at an effective tax rate of 30.1% for the third quarter of 2010. For the first nine months of 2011, income tax expense was $465 million, or 23.2%, compared to $361 million, or 19.7%, for the corresponding 2010 period. Each of the third quarter of 2011 and the second quarter of 2010 included a discrete tax benefit ($91 million in 2011 and $180 million in 2010) related to the cost of terminating funding obligations that supported former conduit asset structures. The reduction of the 2011 effective tax rate also resulted from the geographic mix of earnings.

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

	Quarters Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,106	$1,006					$1,106	$1,006
Management fees	—	—	$229	$196			229	196
Trading services	334	228	—	—			334	228
Securities finance	77	62	8	6			85	68
Processing fees and other	57	39	33	32			90	71

Total fee revenue	1,574	1,335	270	234			1,844	1,569
Net interest revenue	539	688	39	36			578	724
Gains related to investment securities, net	5	17	—	—			5	17

Total revenue	2,118	2,040	309	270			2,427	2,310
Provision for loan losses	—	1	—	—			—	1
Expenses from operations	1,477	1,341	236	163			1,713	1,504
Acquisition and restructuring costs	—	—	—	—	$85	$23	85	23

Total expenses	1,477	1,341	236	163	85	23	1,798	1,527

Income from continuing operations before income taxes	$641	$698	$73	$107	$(85)	$(23)	$629	$782

Pre-tax margin	30%	34%	24%	40%
Average assets (in billions)	$175.9	$149.4	$5.1	$4.6			$181.0	$154.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$3,325	$2,874					$3,325	$2,874
Management fees	—	—	$715	$608			715	608
Trading services	947	796	—	—			947	796
Securities finance	252	204	36	45			288	249
Processing fees and other	179	192	73	86			252	278

Total fee revenue	4,703	4,066	824	739			5,527	4,805
Net interest revenue	1,593	1,928	134	115			1,727	2,043
Gains related to investment securities, net	25	62	—	—			25	62

Total revenue	6,321	6,056	958	854			7,279	6,910
Provision for loan losses	1	26	—	—			1	26
Expenses from operations	4,468	3,980	685	579			5,153	4,559
Acquisition and restructuring costs	—	—	—	—	$121	$77	121	77
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	4,468	4,055	685	918	121	77	5,274	5,050

Income (Loss) from continuing operations before income taxes	$1,852	$1,975	$273	$(64)	$(121)	$(77)	$2,004	$1,834

Pre-tax margin	29%	33%	28%	nm
Average assets (in billions)	$162.5	$144.3	$5.5	$5.1			$168.0	$149.4

nm – not meaningful

Investment Servicing

Total revenue for both the third quarter and first nine months of 2011 increased 4% compared to the same periods in 2010. Total fee revenue in the same comparisons increased 18% and 16%, respectively, with the increases mainly attributable to growth in servicing fees, trading services revenue and securities finance revenue.

The increase in servicing fees in the quarterly comparison primarily resulted from the impact of net new business installed on current period revenue, as well as increases in daily average equity market valuations. The increase in servicing fees in the nine-month comparison primarily resulted from the impact of net new business installed, the addition of revenue from the acquired Intesa and MIFA businesses (full versus partial periods), and increases in daily average equity market valuations.

Trading services revenue increased 46% in the third quarter of 2011 compared to the third quarter of 2010 and increased 19% in the nine-month comparison. The quarterly increase was primarily the result of an increase in currency volatility and higher client trading volumes. The increase in the nine-month comparison primarily resulted from higher client trading volumes, partly offset by a decline in currency volatility. Securities finance revenue in both the quarterly and nine-month comparisons increased primarily as a result of the effect of improved spreads, partly offset by a slight decrease in average lending volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Processing fees and other revenue increased compared to the third quarter of 2010 mainly due to aggregate gains related to real estate and certain leases. Processing fees and other revenue decreased compared to the first nine months of 2010 primarily due to lower income from joint ventures and from our structured products business.

Servicing fees, trading services revenue and gains related to investment securities, net for our Investment Servicing business line are identical to the respective consolidated results. Refer to the “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” sections under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of securities finance revenue and processing fees and other revenue is provided in the “Securities Finance” and “Processing Fees and Other” sections under “Total Revenue.”

Net interest revenue for both the third quarter and first nine months of 2011 decreased 22% and 17%, respectively, compared to the same periods in 2010, primarily as a result of lower discount accretion associated with former conduit securities. A portion of net interest revenue is recorded in the Investment Management business line based on the volume of client liabilities attributable to that business.

Total expenses from operations increased 10% in both the third quarter of 2011 and the first nine months of 2011 compared to the corresponding periods in 2010. Components of the increase included higher salaries and employee benefits expenses, higher costs related to transaction processing associated with higher volumes, and the addition of the expenses of the acquired Intesa and MIFA businesses for the full nine months in 2011 versus partial periods in 2010. The increases also reflected the impact of the reduction of cash incentive compensation in 2010 related to the securities lending charge.

Investment Management

Total revenue for the third quarter of 2011 increased 14% compared to the third quarter of 2010, and increased 12% for the first nine months of 2011 compared to the first nine months of 2010. These increases generally resulted from higher levels of management fees and net interest revenue. Management fees, generated by SSgA, increased 17% in the third quarter of 2011 compared to the third quarter of 2010, and increased 18% in the nine-month comparison, due to improvements in average month-end equity market valuations, the addition of revenue from the acquired BIAM business, and the impact of net new business installed in current and prior periods.

Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to the “Fee Revenue—Management Fees” section under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion. A discussion of securities finance revenue and processing fees and other revenue is provided in the “Securities Finance” and “Processing Fees and Other” sections under “Total Revenue.”

Total expenses from operations for the third quarter of 2011 increased 45% compared to the third quarter of 2010, and increased 18% in the nine-month comparison. The increases were related to higher salaries and employee benefits expenses mainly reflective of the reduction of incentive compensation in 2010 related to the securities lending charge, as well as the addition of the expenses of the acquired BIAM business.

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

Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included in the “Consolidated Results of Operations—Total Revenue—Net Interest Revenue” section of this Management’s Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders’ equity for the nine months ended September 30:

	2011 Average Balance	2010 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$16,255	$12,500
Securities purchased under resale agreements	4,391	2,827
Trading account assets	2,213	249
Investment securities	101,585	96,111
Loans and leases	12,602	11,710
Other interest-earning assets	5,182	959

Total interest-earning assets	142,228	124,356
Cash and due from banks	2,809	2,518
Other assets	22,997	22,493

Total assets	$168,034	$149,367

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$3,312	$8,707
Non-U.S.	82,069	65,832

Total interest-bearing deposits	85,381	74,539
Securities sold under repurchase agreements	9,190	8,292
Federal funds purchased	943	1,861
Other short-term borrowings	5,201	14,875
Long-term debt	9,254	8,719
Other interest-bearing liabilities	3,127	820

Total interest-bearing liabilities	113,096	109,106
Non-interest-bearing deposits	22,440	13,223
Other liabilities	13,207	11,161
Preferred shareholders’ equity	366	—
Common shareholders’ equity	18,925	15,877

Total liabilities and shareholders’ equity	$168,034	$149,367

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment Securities

The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,365	$7,577
Mortgage-backed securities	28,026	23,640
Asset-backed securities:
Student loans(1)	16,533	14,415
Credit cards	10,495	7,603
Sub-prime	1,486	1,818
Other	3,338	2,569

Total asset-backed securities	31,852	26,405

Non-U.S. debt securities:
Mortgage-backed securities	9,392	6,294
Asset-backed securities	3,781	1,786
Government securities	3,014	2,915
Other	1,099	1,022

Total non-U.S. debt securities	17,286	12,017

State and political subdivisions	6,896	6,604
Collateralized mortgage obligations	3,092	1,861
Other U.S. debt securities	3,261	2,536
U.S. equity securities	608	1,115
Non-U.S. equity securities	209	126

Total	$96,595	$81,881

Held to Maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$299	$413
Asset-backed securities	38	64
Non-U.S. debt securities:
Mortgage-backed securities	5,174	6,332
Asset-backed securities	574	646
Government securities	3	—
Other	193	208

Total non-U.S. debt securities	5,944	7,186

State and political subdivisions	113	134
Collateralized mortgage obligations	3,624	4,452

Total	$10,018	$12,249

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

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

The portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of September 30, 2011. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	September 30, 2011	December 31, 2010
AAA	48%	79%
AAA/AA(1)	31	—
AA	10	11
A	6	6
BBB	3	2
Below BBB	2	2

	100%	100%

(1)	Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Services and “AA+” by Standard & Poor’s.

As of September 30, 2011, the investment portfolio of approximately 10,350 securities was diversified with respect to asset class. Approximately 81% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Approximately 22% of the aggregate carrying value of the portfolio as of September 30, 2011 was composed of non-U.S. debt securities. The following table summarizes our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Available for sale:
United Kingdom	$7,447	$4,451
Netherlands	2,972	2,320
Australia	2,409	1,332
Canada	1,851	2,138
Germany	1,335	916
France	376	219
Spain	252	285
Italy	252	—
Other	392	356

Total	$17,286	$12,017

Held to maturity:
Australia	$2,700	$3,121
United Kingdom	2,447	3,190
Italy	316	342
Spain	232	245
Other	249	288

Total	$5,944	$7,186

Approximately 87% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” and “AA” as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the securities had an aggregate pre-tax unrealized loss of approximately $54 million and an average market-to-book ratio of 99.8%. The majority is floating-rate securities, and accordingly the aggregate holdings have minimal interest-rate risk. The underlying collateral includes U.K. prime mortgages, Australia and Netherlands mortgages, Australian and Canadian government securities and German automobile loans. The “other” category of available-for-sale securities included approximately $60 million and $69 million of securities as of September 30, 2011 and December 31, 2010, respectively, related to Portugal and Ireland, substantially all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $245 million and $262 million of securities as of September 30, 2011 and December 31, 2010, respectively, related to Portugal, Ireland and Greece, all of which were mortgage-backed securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We carry approximately $7.01 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio. Substantially all of these securities are classified as securities available for sale, with the remainder classified as securities held to maturity. We also provide approximately $8.39 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following table presents our combined credit exposure to state and municipal obligors which represents 5% or more of our aggregate municipal credit exposure of approximately $15.40 billion across our businesses as of September 30, 2011, grouped by state to display geographic dispersion:

(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$958	$1,674	$2,632	17%
California	192	1,516	1,708	11
Massachusetts	852	479	1,331	9
Wisconsin	493	419	912	6
New York	294	596	890	6
Florida	170	690	860	6

Total	$2,959	$5,374	$8,333

Our total municipal securities exposure presented above is concentrated primarily with highly rated counterparties, with 86% of obligors rated “AA” and higher as of September 30, 2011. As of that date, approximately 66% and 32% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.

Additional information with respect to our analysis of other-than-temporary impairment of municipal securities is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

Impairment

The following table presents net unrealized gains (losses) on the available-for-sale securities portfolio as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Fair value	$96,595	$81,881
Amortized cost	96,573	82,329

Net unrealized gain (loss), pre-tax	$22	$(448)

Net unrealized gain (loss), after-tax	$13	$(270)

The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $347 million, or $215 million after-tax, and $523 million, or $317 million after-tax, as of September 30, 2011 and December 31, 2010, respectively, and were recorded in accumulated other comprehensive income, or OCI. See note 10 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2010 to September 30, 2011 resulted primarily from amortization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is broken into a credit component and a non-credit component. The credit component is recorded in our consolidated statement of income, and the non-credit component is recorded in OCI to the extent that management does not intend to sell the security.

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

Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a significant driver of the portfolio’s credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of June 30, 2011, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 31.5% peak-to-current. Overall, management’s expectation, for purposes of its evaluation of other-than-temporary impairment as of September 30, 2011, was that housing prices would decline by approximately 36% peak-to-trough.

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

We estimate, for example, that other-than-temporary impairment of the investment portfolio could increase by approximately $20 million to $60 million, if national housing prices were to decline by 37% to 39% peak-to-trough, compared to management’s expectation of 36% described above. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded during the first nine months of 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of September 30, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

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

Loans and Leases

The following table presents our recorded investment in U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Institutional:
U.S.	$8,165	$7,001
Non-U.S.	2,972	4,192
Commercial real estate:
U.S.	603	764

Total loans and leases	$11,740	$11,957
Allowance for loan losses	(22)	(100)

Loans and leases, net of allowance for loan losses	$11,718	$11,857

Additional information with respect to these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.

The increase in the U.S. portion of the institutional segment from December 31, 2010 to September 30, 2011 was generally the result of a higher level of short-duration advances to clients. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature. Aggregate short-duration advances to our clients included in the institutional segment were $3.81 billion and $2.63 billion at September 30, 2011 and December 31, 2010, respectively. The decrease in the non-U.S. portion of the institutional segment from December 31, 2010 to September 30, 2011 mainly resulted from a decline in purchased receivables associated with maturities and paydowns, as well as a decline in leases related to early terminations.

The decline in CRE loans in the same comparison was mainly associated with charge-offs of acquired credit-impaired loans associated with deterioration in the value of the underlying collateral and a foreclosure, as well as a partial charge-off of an acquired property development loan during the third quarter of 2011 related to a deed-in-lieu-of-foreclosure agreement executed in October 2011. These loans were part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The charge-offs are more fully described in note 4 to the consolidated financial statements included in this Form 10-Q.

As of September 30, 2011 and December 31, 2010, we held an aggregate of approximately $260 million and $307 million, respectively, of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the first nine months of 2011, no loans were modified in troubled debt restructurings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2011 and December 31, 2010, approximately $57 million and $158 million, respectively, of the aforementioned CRE loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. Non-accrual loans as of September 30, 2011 included the $52 million property development loan acquired as a result of the Lehman Brothers bankruptcy with respect to which we entered into a deed-in-lieu-of foreclosure agreement in October 2011. Non-accrual loans as of December 31, 2010 included a $42 million credit-impaired property development loan, also acquired as a result of the Lehman Brothers bankruptcy, on which we foreclosed in March 2011.

Future changes in expectations with respect to collection of principal and interest on these loans could result in additional non-accrual loans and provisions for loan losses.

The following table presents activity in the allowance for loan losses:

	Nine Months Ended September 30,
(In millions)	2011	2010
Allowance for loan losses:
Beginning balance	$100	$79
Charge-offs	(79)	(4)
Provisions	1	26

Ending balance	$22	$101

The charge-offs recorded in 2011 were mainly related to acquired credit-impaired CRE loans, one loan whose underlying collateral had deteriorated in value and one loan on which we foreclosed, as well as a partial charge-off of a CRE property development loan with respect to which we entered into a deed-in-lieu-of-foreclosure agreement in October 2011. Additional information is provided in note 4 to the consolidated financial statements included in this Form 10-Q. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a CRE loan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cross-Border Outstandings

Information with respect to the nature of our cross-border outstandings is provided under “Financial Condition—Cross-Border Outstandings” in Management’s Discussion and Analysis included in our 2010 Form 10-K. Cross-border outstandings to countries in which we do business, and which amounted to at least 1% of our consolidated total assets, are presented in the following table as of the dates indicated. The aggregate cross-border outstandings presented in the table represented 17% of our consolidated total assets as of both September 30, 2011 and December 31, 2010.

(In millions)	September 30, 2011	December 31, 2010
United Kingdom	$11,966	$8,781
Germany	7,939	6,936
Australia	5,800	5,559
Switzerland	5,577	165
Netherlands	2,604	2,574
Canada	2,543	2,478

Aggregate cross-border outstandings to countries which amounted to between 0.75% and 1% of our consolidated total assets as of September 30, 2011 totaled approximately $1.71 billion, all to Japan. There were no aggregate cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2010.

With respect to the ongoing uncertainty in the bond markets of several European countries, we have heightened the monitoring of our cross-border exposures, particularly our exposures to Portugal, Ireland, Italy, Greece and Spain. While we had no sovereign debt exposure, we had aggregate exposure of approximately $2.44 billion to Portugal, Ireland, Italy, Greece and Spain as of September 30, 2011. As of that date, none of these country exposures was individually greater than .75% of our consolidated total assets. Approximately 56%, or $1.36 billion, of this aggregate exposure consisted of securities carried in our investment portfolio, substantially all of which are mortgage- or asset-backed. The remaining amount consisted primarily of exposures to counterparties in those countries related to foreign exchange and interest-rate contracts, cash and interest-bearing deposits, loans and short-duration advances and securities finance. We had not recorded any other-than-temporary impairment or provisions for loan losses with respect to any of these positions as of September 30, 2011.

Capital

The management of both regulatory and economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.

Regulatory Capital

Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Additional information about our capital management process is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2011, State Street and State Street Bank met all capital adequacy requirements to which they were subject. Regulatory capital amounts and ratios are presented in the table below.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Tier 1 risk-based capital ratio	4%	6%	17.9%	20.5%	16.5%	18.1%
Total risk-based capital ratio	8	10	19.5	22.0	18.4	19.9
Tier 1 leverage ratio	4	5	7.8	8.2	7.1	7.1
Tier 1 risk-based capital			$13,520	$12,325	$12,065	$10,489
Total risk-based capital			14,762	13,231	13,488	11,565
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$53,060	$46,209	$50,751	$44,103
Off-balance sheet equivalent risk-weighted assets			21,765	13,177	21,765	13,177
Market risk equivalent assets			821	791	776	750

Total			$75,646	$60,177	$73,292	$58,030

Adjusted quarterly average assets			$172,538	$150,770	$169,577	$147,908

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

As of September 30, 2011, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios declined compared to December 31, 2010. Higher capital associated with net income and the remarketing of subordinated debt, reduced by purchases of our common stock and declarations of common stock dividends, was more than offset by increases in total risk-weighted assets. The increases in risk-weighted assets were primarily related to balance sheet growth mainly associated with higher levels of investment securities, as well as an increase in off-balance sheet exposure associated with higher levels of foreign exchange derivative contracts.

The decline in State Street’s tier 1 leverage ratio generally resulted from an increase in adjusted quarterly average assets, the result of the above-mentioned balance sheet growth, partly offset by the above-described increase in capital. The increase in average assets was also driven by an increase in average interest-bearing deposits with banks that resulted from significantly higher levels of client deposits. These incremental client deposits were invested with central banks, including the Federal Reserve. As of September 30, 2011, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well-capitalized” thresholds.

During the first nine months of 2011, we declared aggregate quarterly common stock dividends of $.54 per share, or approximately $270 million. These dividends compare to aggregate dividends of $0.04 per share, or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$20 million, for all of 2010, and represented the first increase in our quarterly common stock dividend since we announced a reduction of such dividends in the first quarter of 2009 in connection with our plan to strengthen our tangible common equity. We also purchased approximately 10.7 million shares of our common stock during the period April 1, 2011 through September 30, 2011 under the program approved by the Board of Directors, under which we are authorized to purchase up to $675 million of our common stock during 2011. The shares were purchased at an average per-share and aggregate cost of $42.06 and approximately $450 million, respectively. We had remaining authority to purchase approximately $225 million of our common stock under the program as of September 30, 2011.

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

•

Interest-rate risk: the risk of loss in non-trading asset and liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between the assets and liabilities carried in our consolidated statement of condition;

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

Our uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-term money market instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-term money market instruments which are carried in our consolidated statement of condition and which would be available to meet cash needs. As of September 30, 2011, this wholesale CD portfolio totaled $7.56 billion, compared to $6.82 billion at December 31, 2010. As of September 30, 2011, we had no conduit-issued asset-backed commercial paper outstanding to third parties, compared to $1.92 billion at December 31, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2011, the value of our consolidated net liquid assets, as defined, totaled $115.20 billion, compared to $83.41 billion at December 31, 2010. For the quarter and nine months ended September 30, 2011, consolidated average net liquid assets were $105.07 billion and $91.66 billion, respectively, compared to $73.38 billion and $73.11 billion, respectively, for the corresponding periods in 2010. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $33.62 billion at central banks as of September 30, 2011, compared to $16.61 billion as of December 31, 2010. As of September 30, 2011, the value of the parent company’s net liquid assets totaled $5.71 billion, compared with $5.06 billion as of December 31, 2010. The parent company’s liquid assets consisted primarily of overnight placements with its banking subsidiaries.

Aggregate investment securities carried at $45.02 billion as of September 30, 2011, compared to $44.81 billion as of December 31, 2010, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of September 30, 2011, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street’s overall liquidity as of September 30, 2011 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.

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

We currently maintain a corporate commercial paper program, unrelated to the conduit asset-backed commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At September 30, 2011, we had $2.36 billion of commercial paper outstanding, compared to $2.80 billion at December 31, 2010.

State Street Bank currently has Board authority to issue bank notes up to an aggregate of $5 billion, and up to $1 billion of subordinated bank notes. In September 2011, $1.45 billion of our unsecured senior floating-rate notes matured, and therefore there was no balance outstanding under this Board authority as of September 30, 2011.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $766 million, as of September 30, 2011, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2011, no balance was outstanding on this line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balance risk and return. Additional information about our process for managing market risk for both our trading and asset-and-liability management activities, as well as credit risk, operational risk and business risk, can be found under “Financial Condition—Risk Management” in Management’s Discussion and Analysis included in our 2010 Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2011, the aggregate notional amount of these derivatives was $1.45 trillion, of which $1.10 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about our trading derivatives is provided in note 12 to the consolidated financial statements included in this Form 10-Q.

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

In addition to daily VaR measurement, we regularly perform stress tests. These stress tests consider historical events, such as the Asian financial crisis or the most recent crisis in the financial markets, as well as hypothetical scenarios defined by us, such as parallel and non-parallel changes in yield curves. Our VaR model incorporates exposures to more than 8,000 factors, composed of foreign exchange spot rates, interest-rate base and spread curves and implied volatility levels and skews.

The following table presents VaR associated with our trading activities, for trading positions held during the periods indicated, as measured by our VaR methodology. The generally lower total VaR amounts compared to component VaR amounts primarily relate to diversification benefits across risk types.

VALUE-AT-RISK

	Nine Months Ended September 30,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.4	$6.0	$0.4	$3.2	$9.4	$0.6
Interest rates	5.5	11.1	1.9	3.0	4.9	1.6
Total VaR for trading assets	$6.0	$11.1	$2.4	$4.5	$10.2	$1.8

Our historical simulation VaR methodology recognizes diversification benefits by fully revaluing our portfolio using historical market information. As a result, this historical simulation better captures risk by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

incorporating, by construction, any diversification benefits or concentration risks in our portfolio related to market factors which have historically moved in correlated or independent directions and amounts.

Consistent with current bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but carried in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions outside of our regular sales and trading activities. Consequently, we compute the VaR associated with those assets using a separate model, which we then add to the VaR associated with our sales and trading activities to derive State Street’s total regulatory VaR. Although this simple addition does not give full recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.

We perform ongoing integrity testing of our VAR models to validate that the model forecasts are reasonable when compared to actual results. Our actual daily trading profit and loss, or P&L, is generally greater than hypothetical daily trading P&L due to our ability to manage our positions through intra-day trading and other pricing considerations. As such, while we have not seen any back-testing exceptions to the VaR model in comparison to actual daily trading P&L, we do from time to time see back-testing exceptions on a hypothetical basis, assuming that all positions are held constant. These exceptions are generally infrequent, as one would expect from the nature and definition of a VaR computation.

We evaluate our VaR methodology on an ongoing basis. Any revisions to our VaR methodology are implemented only after thorough review and approval internally and by the Federal Reserve, our primary U.S. banking regulator. We implemented one such revision in August 2011, to better capture the risks associated with our exposures to certain interest-rate spreads.

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

Total Regulatory VALUE-AT-RISK

	Nine Months Ended September 30,
	2011			2010
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$6.0	$11.1	$2.4	$4.5	$10.2	$1.8
VaR for non-trading assets	1.6	1.9	1.4	3.1	6.7	2.3
Total regulatory VaR	$7.7	$12.9	$4.1	$7.6	$13.1	$4.7

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of client deposits generated by our Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines. Non-U.S. dollar

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

denominated client liabilities are a significant portion of our consolidated statement of condition. This exposure and the resulting changes in the shape and level of non-U.S. dollar yield curves are included in our consolidated interest-rate risk management process.

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

To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, or NIR-at-risk, which measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates and economic value of equity, or EVE, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. EVE, on the other hand, is a long-term view of interest-rate risk, but with a view toward liquidation of State Street.

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

NIR-AT-RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	September 30, 2011	December 31, 2010
Rate change:
+100 bps shock	$187	$121
-100 bps shock	(333)	(231)
+100 bps ramp	60	42
-100 bps ramp	(150)	(117)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2011, NIR sensitivity to an upward-100-basis-point shock in market rates increased compared to December 31, 2010. A larger projected balance sheet funded mainly with client deposit inflows is expected to increase the benefit of rising rates to NIR. The benefit to NIR is less significant for an upward-100-basis-point ramp, since market rates are assumed to increase gradually.

NIR is expected to be more sensitive to a downward-100-basis-point shock in market rates as of September 30, 2011 compared to December 31, 2010. Due to the exceptionally low-interest-rate environment, deposit rates quickly reach their implicit floors and provide little funding relief on the liability side, while assets reset into the lower-rate environment, placing downward pressure on NIR.

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

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	September 30, 2011	December 31, 2010
Rate change:
+200 bps shock	$(1,054)	$(2,058)
- 200 bps shock	(236)	949

The decrease in the exposure to EVE for an upward-200-basis-point shock as of September 30, 2011 compared to December 31, 2010 was attributable to the issuance of long-term debt and the sale of long-dated investment securities, as well as decreases in the level of U.S. interest rates over the past nine months. These same factors accounted for the decreased benefit to EVE for a downward-200-basis-point shock as of September 30, 2011 compared to December 31, 2010.

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

An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. We evaluate the credit of our counterparties on an ongoing basis, but at a minimum annually. Significant exposures are reviewed daily by State

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Street’s Risk Management group. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual.

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

We also assume other types of credit exposure with our clients and counterparties. We purchase securities under reverse repurchase agreements, which are agreements to resell. Most repurchase agreements are short-term, with maturities of less than 90 days. Risk is managed through a variety of processes, including establishing the acceptability of counterparties; limiting purchases primarily to low-risk U.S. government securities; taking possession or control of pledged assets; monitoring levels of underlying collateral; and limiting the duration of the agreements. Securities are revalued daily to determine if additional collateral is required from the borrower.

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

On behalf of clients enrolled in our lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $357.49 billion as of September 30, 2011, compared to $334.24 billion as of December 31, 2010. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $370.99 billion and $343.41 billion as collateral for indemnified securities on loan as of September 30, 2011 and December 31, 2010, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the repurchase agreement counterparty to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $370.99 billion as of September 30, 2011 and $343.41 billion as of December 31, 2010 referenced above, $111.68 billion as of September 30, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and $89.07 billion as of December 31, 2010 was invested in indemnified repurchase agreements. We held, as agent, $116.93 billion and $93.29 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2011 and December 31, 2010, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Risk Management. Procedures are in place for assessing impaired securities, as described in note 3 to the consolidated financial statements included in this Form 10-Q.

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

CONTROLS AND PROCEDURES

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis, which is required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2011, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2011.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2011, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,106	$1,006	$3,325	$2,874
Management fees	229	196	715	608
Trading services	334	228	947	796
Securities finance	85	68	288	249
Processing fees and other	90	71	252	278

Total fee revenue	1,844	1,569	5,527	4,805

Net interest revenue:
Interest revenue	728	904	2,181	2,628
Interest expense	150	180	454	585

Net interest revenue	578	724	1,727	2,043

Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	15	91	81	286
Losses from other-than-temporary impairment	(25)	(132)	(104)	(612)
Losses not related to credit	15	58	48	388

Gains related to investment securities, net	5	17	25	62

Total revenue	2,427	2,310	7,279	6,910
Provision for loan losses	—	1	1	26

Expenses:
Salaries and employee benefits	965	857	2,948	2,589
Information systems and communications	191	181	581	522
Transaction processing services	180	165	553	482
Occupancy	119	112	339	346
Securities lending charge	—	—	—	414
Acquisition and restructuring costs	85	23	121	77
Professional services	83	58	249	224
Amortization of other intangible assets	50	52	149	132
Other	125	79	334	264

Total expenses	1,798	1,527	5,274	5,050

Income before income tax expense	629	782	2,004	1,834
Income tax expense	74	236	465	361

Net income	$555	$546	$1,539	$1,473

Net income available to common shareholders	$543	$540	$1,511	$1,459

Earnings per common share:
Basic	$1.11	$1.09	$3.05	$2.94
Diluted	1.10	1.08	3.03	2.93

Average common shares outstanding (in thousands):
Basic	490,840	495,729	495,015	495,312
Diluted	494,780	498,159	498,417	497,715

Cash dividends declared per common share	$.18	$.01	$.54	$.03

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2011	December 31, 2010
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and due from banks	$9,487	$3,311
Interest-bearing deposits with banks	36,484	22,234
Securities purchased under resale agreements	6,058	2,928
Trading account assets	1,936	479
Investment securities available for sale	96,595	81,881
Investment securities held to maturity (fair value of $10,102 and $12,576)	10,018	12,249
Loans and leases (less allowance for losses of $22 and $100)	11,718	11,857
Premises and equipment (net of accumulated depreciation of $3,629 and $3,425)	1,738	1,802
Accrued income receivable	1,932	1,733
Goodwill	5,639	5,597
Other intangible assets	2,486	2,593
Other assets	24,704	13,841

Total assets	$208,795	$160,505

Liabilities
Deposits:
Noninterest-bearing	$36,435	$17,464
Interest-bearing—U.S.	7,994	6,957
Interest-bearing—Non-U.S.	90,569	73,924

Total deposits	134,998	98,345
Securities sold under repurchase agreements	9,521	7,599
Federal funds purchased	6,956	7,748
Other short-term borrowings	9,170	8,694
Accrued expenses and other liabilities	20,387	11,782
Long-term debt	8,112	8,550

Total liabilities	189,144	142,718

Commitments and contingencies (note 8)

Shareholders’ equity
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	—
Common stock, $1 par: 750,000,000 shares authorized; 504,000,556 and 502,064,454 shares issued	504	502
Surplus	9,528	9,356
Retained earnings	9,889	8,634
Accumulated other comprehensive (loss) income	(315)	(689)
Treasury stock, at cost (10,918,592 and 420,016 shares)	(455)	(16)

Total shareholders’ equity	19,651	17,787

Total liabilities and shareholders’ equity	$208,795	$160,505

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2009		495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Adjusted balance at January 1, 2010		495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					1,473				1,473
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $1,059						1,653			1,653
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $(56)						(80)			(80)
Expected losses from other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of related taxes of $(24)						(31)			(31)
Foreign currency translation, net of related taxes of $153						(61)			(61)
Change in net unrealized loss on cash flow hedges, net of related taxes						6			6
Change in minimum pension liability, net of related taxes of $(2)						(4)			(4)

Total comprehensive income					1,473	1,483			2,956
Cash dividends declared—$.03 per common share					(15)				(15)
Common stock awards and options exercised, including related taxes of $(11)		6,663	7	130					137
Other							6	—	—

Balance at September 30, 2010		502,029	$502	$9,310	$8,556	$(782)	438	$(17)	$17,569

Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Comprehensive income:
Net income					1,539				1,539
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $318						449			449
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $(63)						(96)			(96)
Expected losses from other-than-temporary impairment of held-to-maturity securities related to factors other than credit, net of related taxes of $8						13			13
Foreign currency translation, net of related taxes of $(7)						10			10
Change in net unrealized loss on cash flow hedges, net of related taxes of $2						6			6
Change in minimum pension liability, net of related taxes of $23						(8)			(8)

Total comprehensive income					1,539	374			1,913
Preferred stock issued	$500								500
Cash dividends declared:
Common stock—$.54 per share					(271)				(271)
Preferred stock					(13)				(13)
Common stock acquired							10,700	(450)	(450)
Common stock awards and options exercised, including related taxes of $(13)		1,937	2	183			(197)	10	195
Other				(11)			(4)	1	(10)

Balance at September 30, 2011	$500	504,001	$504	$9,528	$9,889	$(315)	10,919	$(455)	$19,651

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
(In millions)
Operating Activities:
Net income	$1,539	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(96)	209
Amortization of other intangible assets	149	132
Other non-cash adjustments for depreciation, amortization and accretion	116	(360)
Gains related to investment securities, net	(25)	(62)
Change in trading account assets, net	(1,297)	(1,337)
Change in accrued income receivable	(199)	(270)
Change in collateral deposits, net	(1,919)	879
Change in trading liabilities, net	785	139
Other, net	(1,166)	189

Net cash (used in) provided by operating activities	(2,113)	992

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(14,250)	2,072
Net increase in securities purchased under resale agreements	(3,130)	(1,554)
Proceeds from sales of available-for-sale securities	11,056	17,634
Proceeds from maturities of available-for-sale securities	33,705	26,781
Purchases of available-for-sale securities	(58,901)	(49,443)
Proceeds from maturities of held-to-maturity securities	2,779	4,223
Purchases of held-to-maturity securities	(455)	(426)
Net increase in loans	(52)	(3,117)
Business acquisitions, net of cash acquired	(77)	(2,246)
Purchases of equity investments and other long-term assets	(69)	(95)
Purchases of premises and equipment	(209)	(157)
Other, net	280	326

Net cash used in investing activities	(29,323)	(6,002)

Financing Activities:
Net increase in time deposits	566	3,286
Net increase in all other deposits	36,087	11,686
Net increase (decrease) in short-term borrowings	1,606	(7,638)
Proceeds from issuance of long-term debt, net of issuance costs	1,986	—
Payments for long-term debt and obligations under capital leases	(2,474)	(335)
Proceeds from issuance of preferred stock	500	—
Proceeds from exercises of common stock options	40	8
Purchases of common stock	(450)	—
Repurchases of common stock for employee tax withholding	(60)	(40)
Proceeds from issuance of treasury stock for stock awards and options exercised	10	—
Payments for cash dividends	(199)	(15)

Net cash provided by financing activities	37,612	6,952

Net increase	6,176	1,942
Cash and due from banks at beginning of period	3,311	2,641

Cash and due from banks at end of period	$9,487	$4,583

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

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that may materially affect the reported amounts of assets, liabilities, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets, and the recognition of varying amounts of interest revenue from discount accretion related to certain investment securities.

Our consolidated statement of condition at December 31, 2010 included in the accompanying consolidated financial statements was derived from the audited financial statements at that date, but does not include all footnotes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2010 Form 10-K, which we previously filed with the SEC.

In September 2011, the FASB issued an amendment to GAAP that modifies existing guidance with respect to impairment of goodwill. The amendment provides companies with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an amendment to GAAP that eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. Instead, an entity can elect to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The amendment does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012, and is required to be applied retrospectively. We are currently evaluating the options for presentation of other comprehensive income permitted by the amendment.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 1.    Basis of Presentation (Continued)

In May 2011, the FASB issued an amendment to GAAP associated with fair value measurement and related disclosures. While the amendment is not expected to significantly affect current practice, it clarifies the FASB’s intent about the application of existing fair value measurement requirements, and requires the disclosure of additional quantitative information about fair value measurements. The amendment includes guidance about, among other things, how a principal market is determined and the measurement of fair value of instruments with offsetting market or counterparty credit risks. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012, and is required to be applied prospectively. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements from a fair value measurement perspective. However, adoption is expected to result in additional disclosures in our consolidated financial statements.

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

In April 2011, the FASB issued an amendment to GAAP related to the identification and disclosure of troubled debt restructurings. The amendment clarifies that the inability of a borrower to access funds at a market rate for debt with characteristics similar to the restructured debt may be an indicator of a concession being granted. The amendment also clarifies that when evaluating whether a borrower is experiencing financial difficulty, a creditor must consider whether a borrower’s default on any of its debt is probable in the foreseeable future, rather than wait for an actual default to occur. The amendment is effective, for State Street, as of July 1, 2011, and applies retroactively to restructurings occurring on or after January 1, 2011. The disclosures required by the amendment are provided in note 4.

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

In May 2010, we completed our acquisition of Intesa Sanpaolo’s securities services business in a cash acquisition financed through available capital. Results of operations of the acquired Intesa business have been included in our consolidated financial statements from the date the acquisition was completed. In connection with the acquisition, the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated statement of condition at their estimated fair values on the acquisition date. These assets included $932 million of goodwill and $848 million of intangible assets, including assets related to client relationships and core deposits.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 2.    Acquisitions (Continued)

The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business.

With respect to the acquired Intesa business, we may be entitled to adjust the purchase price, to allow for a return of a portion of the purchase price, should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which was approximately $55 million as of September 30, 2011, compared to approximately $72 million as of December 31, 2010, will be re-measured to fair value at each reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

During the fourth quarter of 2010, Italian tax authorities issued an assessment for taxes, penalties and interest of approximately €130 million to an Italian banking subsidiary acquired by us in connection with the acquisition. The assessment relates to a pre-acquisition tax year (2005). State Street is indemnified for this liability under the acquisition agreement, which further requires the indemnity obligation to be collateralized in the event of a tax assessment and provides that the seller has the right to control the defense of indemnified claims. The seller has posted “AAA”-rated marketable securities as collateral to cover its indemnity obligation. In the second quarter of 2011, the Italian banking subsidiary filed a petition with the Italian tax court disputing the assessment for the 2005 tax year. We have not accrued for the assessment as of September 30, 2011. The Italian banking subsidiary is also currently under audit by the Italian tax authorities for the 2006 tax year.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,287	$80	$2	$5,365	$7,505	$74	$2	$7,577
Mortgage-backed securities	27,373	660	7	28,026	23,398	325	83	23,640
Asset-backed securities:
Student loans(1)	17,111	80	658	16,533	14,975	92	652	14,415
Credit cards	10,450	60	15	10,495	7,578	56	31	7,603
Sub-prime	1,931	2	447	1,486	2,161	3	346	1,818
Other	3,288	172	122	3,338	2,550	175	156	2,569

Total asset-backed securities	32,780	314	1,242	31,852	27,264	326	1,185	26,405

Non-U.S. debt securities:
Mortgage-backed securities	9,363	99	70	9,392	6,258	82	46	6,294
Asset-backed securities	3,790	2	11	3,781	1,790	13	17	1,786
Government securities	3,014	—	—	3,014	2,915	—	—	2,915
Other	1,066	42	9	1,099	990	34	2	1,022

Total non-U.S. debt securities	17,233	143	90	17,286	11,953	129	65	12,017

State and political subdivisions	6,853	198	155	6,896	6,706	102	204	6,604
Collateralized mortgage obligations	3,105	46	59	3,092	1,828	49	16	1,861
Other U.S. debt securities	3,127	148	14	3,261	2,438	116	18	2,536
U.S. equity securities	606	2	—	608	1,115	—	—	1,115
Non-U.S. equity securities	209	1	1	209	122	5	1	126

Total	$96,573	$1,592	$1,570	$96,595	$82,329	$1,126	$1,574	$81,881

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$299	$21		$320	$413	$26		$439
Asset-backed securities	38	—	$4	34	64	—	$5	59
Non-U.S. debt securities:
Mortgage-backed securities	5,174	112	215	5,071	6,332	166	160	6,338
Asset-backed securities	574	16	3	587	646	18	3	661
Government securities	3	—	—	3	—	—	—	—
Other	193	—	16	177	208	—	2	206

Total non-U.S. debt securities	5,944	128	234	5,838	7,186	184	165	7,205

State and political subdivisions	113	3	—	116	134	3	—	137
Collateralized mortgage obligations	3,624	227	57	3,794	4,452	328	44	4,736

Total	$10,018	$379	$295	$10,102	$12,249	$541	$214	$12,576

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

Aggregate investment securities carried at $45.02 billion and $44.81 billion at September 30, 2011 and December 31, 2010, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following table presents contractual maturities of debt investment securities as of September 30, 2011:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,966	$1,095	$1,589	$715
Mortgage-backed securities	3	1,672	10,407	15,944
Asset-backed securities:
Student loans	134	4,715	7,883	3,801
Credit cards	1,961	6,294	2,240	—
Sub-prime	781	153	10	542
Other	133	1,730	1,118	357

Total asset-backed securities	3,009	12,892	11,251	4,700

Non-U.S. debt securities:
Mortgage-backed securities	293	1,957	266	6,876
Asset-backed securities	53	949	2,320	459
Government securities	3,014	—	—	—
Other	38	942	118	1

Total non-U.S. debt securities	3,398	3,848	2,704	7,336

State and political subdivisions	467	2,742	2,743	944
Collateralized mortgage obligations	68	1,419	562	1,043
Other U.S. debt securities	242	2,156	824	39

Total	$9,153	$25,824	$30,080	$30,721

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities		$67	$73	$159
Asset-backed securities		—	—	38
Non-U.S. debt securities:
Mortgage-backed securities	$1,245	558	44	3,327
Asset-backed securities	47	292	235	—
Government securities	3	—	—	—
Other	—	176	—	17

Total non-U.S. debt securities	1,295	1,026	279	3,344

State and political subdivisions	57	56	—	—
Collateralized mortgage obligations	358	1,789	347	1,130

Total	$1,710	$2,938	$699	$4,671

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

The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2011.

Mortgage- and Asset-Backed Securities

For recent vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), other-than-temporary impairment related to credit is assessed using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses for each security also consider the underwriting and historical performance of our specific securities, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.

During the second quarter of 2011, management refined its methodology to evaluate impairment in order to incorporate more detailed information with respect to loan-level performance. Accordingly, the range of estimates pertaining to each collateral type reflects the unique characteristics of the underlying loans, such as payment options and collateral geography, among other factors. The parameters used in the evaluation of 2006-and 2007-vintage U.S. residential mortgage-backed securities in the third quarter of 2011 were as follows:

	Sub-Prime ARM	Alt-A	Non-Agency Prime
September 30, 2011:
Prepayment rate	1-3%	3-5%	6-8%
Cumulative loss estimates	46-54	26-39	10-19
Loss severity(1)	70-72	59-61	52-54
Peak-to-trough housing price decline(2)	36	36	36

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

For securities that relate to these vintages, other-than-temporary impairment has been recorded on certain assets when both fair value was below carrying value and a credit loss existed. During the three and nine months ended September 30, 2011, we recorded credit-related other-than-temporary impairment on securities in these vintages of $1 million and $9 million, respectively. For the three months ended September 30, 2011, none of this impairment related to sub-prime first-lien mortgages or to “Alt-A” mortgages, while $2 million and $3 million related to sub-prime first-lien mortgages and “Alt-A” mortgages, respectively, for the first nine months of 2011. For the same three- and nine-month periods, $1 million and $4 million, respectively, related to non-agency prime mortgages. During the three and nine months ended September 30, 2010, we recorded credit-related other-than-temporary impairment on securities in these vintages of $59 million and $158 million, respectively, with $6 million and $26 million, respectively, related to sub-prime first-lien mortgages, $19 million and $43 million, respectively, related to “Alt-A” mortgages and $34 million and $89 million, respectively, related to non-agency prime mortgages.

Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of principal, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100% of principal and interest. Accordingly, FFELP loan-backed securities are not exposed to traditional consumer credit risk. Other risk factors are considered in our evaluation of other-than-temporary impairment.

Non-U.S. mortgage-backed securities are composed primarily of U.K., Dutch and Australian securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under stressed conditions and the outlook with respect to housing prices for the country in which the collateral resides. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.

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

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more severe assumptions to further evaluate sensitivity of losses relative to the above factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, we recorded credit-related other-than-temporary impairment of $10 million and $56 million during the three and nine months ended September 30, 2011, respectively.

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than-temporary impairment was recorded during the nine months ended September 30, 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $1.87 billion related to 1,773 securities as of September 30, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

The following tables present the aggregate fair values of investment securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for longer than 12 months, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2011 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,873	$1	$75	$1	$1,948	$2
Mortgage-backed securities	1,716	5	388	2	2,104	7
Asset-backed securities:
Student loans	2,258	14	10,360	644	12,618	658
Credit cards	2,336	7	1,530	8	3,866	15
Sub-prime	17	2	1,440	445	1,457	447
Other	939	16	1,146	106	2,085	122

Total asset-backed securities	5,550	39	14,476	1,203	20,026	1,242

Non-U.S. debt securities:
Mortgage-backed securities	4,769	38	1,050	32	5,819	70
Asset-backed securities	2,118	5	47	6	2,165	11
Other	243	9	—	—	243	9

Total non-U.S. debt securities	7,130	52	1,097	38	8,227	90

State and political subdivisions	463	6	1,524	149	1,987	155
Collateralized mortgage obligations	1,670	53	32	6	1,702	59
Other U.S. debt securities	331	4	61	10	392	14
Non-U.S. equity securities	5	1	—	—	5	1

Total	$18,738	$161	$17,653	$1,409	$36,391	$1,570

Held to maturity:
Asset-backed securities			$34	$4	$34	$4
Non-U.S. debt securities:
Mortgage-backed securities	$245	$14	1,319	201	1,564	215
Asset-backed securities	—	—	65	3	65	3
Other	—	—	145	16	145	16

Total non-U.S. debt securities	245	14	1,529	220	1,774	234

Collateralized mortgage obligations	770	38	234	19	1,004	57

Total	$1,015	$52	$1,797	$243	$2,812	$295

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$153	$2	$153	$2
Mortgage-backed securities	$6,639	$81	431	2	7,070	83
Asset-backed securities:
Student loans	1,980	25	8,457	627	10,437	652
Credit cards	1,268	5	2,396	26	3,664	31
Sub-prime	—	—	1,769	346	1,769	346
Other	269	3	1,122	153	1,391	156

Total asset-backed securities	3,517	33	13,744	1,152	17,261	1,185

Non-U.S. debt securities:
Mortgage-backed securities	2,621	22	370	24	2,991	46
Asset-backed securities	—	—	54	17	54	17
Other	348	2	—	—	348	2

Total non-U.S. debt securities	2,969	24	424	41	3,393	65

State and political subdivisions	1,097	19	1,967	185	3,064	204
Collateralized mortgage obligations	494	5	109	11	603	16
Other U.S. debt securities	330	7	61	11	391	18
Non-U.S. equity securities	8	1	—	—	8	1

Total	$15,054	$170	$16,889	$1,404	$31,943	$1,574

Held to maturity:
Asset-backed securities			$53	$5	$53	$5
Non-U.S. debt securities:
Mortgage-backed securities	$1,445	$72	862	88	2,307	160
Asset-backed securities	—	—	68	3	68	3
Other	206	2	—	—	206	2

Total non-U.S. debt securities	1,651	74	930	91	2,581	165

Collateralized mortgage obligations	125	2	575	42	700	44

Total	$1,776	$76	$1,558	$138	$3,334	$214

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 3.    Investment Securities (Continued)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Gross realized gains from sales of available-for-sale securities	$24	$110	$93	$313
Gross realized losses from sales of available-for-sale securities	(9)	(19)	(12)	(27)

Gross losses from other-than-temporary impairment	(25)	(132)	(104)	(612)
Losses not related to credit	15	58	48	388

Net impairment losses	(10)	(74)	(56)	(224)

Gains related to investment securities, net	$5	$17	$25	$62

Impairment associated with expected credit losses	$(7)	$(71)	$(36)	$(201)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	—	(1)	(8)	(1)
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(2)	(12)	(22)

Net impairment losses	$(10)	$(74)	$(56)	$(224)

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income associated with securities considered other-than-temporarily impaired during the nine months ended September 30:

(In millions)	2011	2010
Beginning balance	$63	$175
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	9	87
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	39	136
Less losses realized for securities sold	(13)	(8)
Less losses related to securities intended or required to be sold	(2)	(1)

Ending balance	$96	$389

The impairment losses were largely related to non-agency securities collateralized by mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases

The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Institutional:
Investment funds:
U.S.	$6,456	$5,316
Non-U.S.	1,505	1,478
Commercial and financial:
U.S.	637	540
Non-U.S.	207	190
Purchased receivables:
U.S.	673	728
Non-U.S.	403	1,471
Lease financing:
U.S.	399	417
Non-U.S.	857	1,053

Total institutional	11,137	11,193
Commercial real estate:
U.S.	603	764

Total loans and leases	11,740	11,957
Allowance for loan losses	(22)	(100)

Loans and leases, net of allowance for loan losses	$11,718	$11,857

The institutional segment included aggregate short-duration advances to our clients of $3.81 billion and $2.63 billion as of September 30, 2011 and December 31, 2010, respectively. These advances, which we provide in support of clients’ investment activities associated with securities settlement, fluctuate based on the volume of securities transactions, and are largely short-term in nature.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
September 30, 2011 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$7,843	$714	$1,076	$1,197	$1	$3	$37	$10,871
Speculative	118	129	—	59	379	31	95	811
Special mention	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	52	5	—	57

Total	$7,961	$844	$1,076	$1,256	$432	$39	$132	$11,740

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

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of September 30, 2011. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower’s debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.

In October 2011, we completed a deed-in-lieu-of-foreclosure agreement with respect to an acquired commercial real estate, or CRE, property development loan with a recorded investment of $52 million as of September 30, 2011, and took title to the underlying property. The loan was part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. In connection with the agreement, in October 2011, the property was recorded in other assets as other real estate owned in our consolidated statement of condition at its fair value of $52 million and we charged off our recorded investment in the loan. The fair value of the property is net of estimated costs to sell it. During the three months ended September 30, 2011, we charged off the related allowance for loan losses of $24 million. This transaction had no impact on our consolidated statement of income.

In March 2011, we completed foreclosure on an acquired CRE loan with a recorded investment of $42 million, and took possession of the underlying collateral, which consisted of undeveloped land. The loan was part of the portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The property is recorded in other assets as other real estate owned in our consolidated statement of condition at its fair value of $22 million. The fair value of the property is net of estimated costs to sell it. When we took possession of the collateral, we charged off our recorded investment in the loan and the related allowance for loan losses of $19 million, and as a result this foreclosure had no impact on our consolidated statement of income.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

The following table presents our recorded investment in loans and leases and the related allowance for loan losses, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
(In millions)
Loans and leases:
Individually evaluated for impairment	$93	$112	$564	$623	$657	$735
Collectively evaluated for impairment	11,044	11,081	—	—	11,044	11,081
Loans acquired with deteriorated credit quality	—	—	39	141	39	141

Total	$11,137	$11,193	$603	$764	$11,740	$11,957

Allowance for loan losses:
Individually evaluated for impairment				$24		$24
Collectively evaluated for impairment	$22	$31		—	$22	31
Loans acquired with deteriorated credit quality	—	—		45	—	45

Total	$22	$31	—	$69	$22	$100

The following table presents our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011		As of December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$251	$347		$274	$4	$280	$12	$209	$240
CRE—property development—acquired credit-impaired	—	34		—	—	6	—	—	34
CRE—other—acquired credit-impaired	8	69		23	—	46	—	16	47
CRE—other	2	3		3	—	7	1	27	29

With an allowance recorded:
CRE—property development	—	—		—	—	—	—	79	113	$24
CRE—property development—acquired credit-impaired	—	—		—	—	—	—	42	47	19
CRE—other—acquired credit—impaired	31	37		31	—	31	1	83	100	26
CRE—other	7	9		7	—	7	—	7	9	—

Total CRE	$299	$499	—	$338	$4	$377	$14	$463	$619	$69

(1)	As of September 30, 2011 and December 31, 2010, we maintained allowances for loan losses of $22 million and $31 million, respectively, associated with loans and leases that were not impaired.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

As of September 30, 2011, we held an aggregate of approximately $260 million of CRE loans which were modified in troubled debt restructurings, or TDRs, compared to $307 million as of December 31, 2010. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the nine months ended September 30, 2011, no loans were modified in troubled debt restructurings.

No institutional loans or leases were 90 days or more contractually past-due as of September 30, 2011 or December 31, 2010. Although a portion of the CRE loans was 90 days or more contractually past-due as of September 30, 2011 and December 31, 2010, we do not report them as past-due loans pursuant to GAAP that governs the accounting for acquired credit-impaired loans.

The following table presents the components of our recorded investment in loans and leases on non-accrual status as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Commercial Real Estate:
Property development	$52	$79
Property development—acquired credit-impaired	—	42
Other—acquired credit-impaired	5	22
Other	—	15

Total	$57	$158

The loans presented in the table above were placed on non-accrual status by management because the yield associated with those loans was deemed to be non-accretable, based on the expected future collection of principal and interest from the loans. The property development loan of $52 million presented in the table was transferred to other real estate owned in October 2011 in connection with the previously-described deed-in-lieu-of-foreclosure agreement. The acquired credit-impaired property development loan of $42 million presented in the table was foreclosed upon and transferred to other real estate owned in March 2011, as described previously in this note.

The following tables present activity in the allowance for loan losses during the periods indicated:

	Three Months Ended September 30,
	2011			2010
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$32	$54	$102
Charge-offs	—	(32)	(32)	(1)
Provisions	—	—	—	1
Other	—	—	—	(1)

Ending balance	$22	$—	$22	$101

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4.    Loans and Leases (Continued)

	Nine Months Ended September 30,
	2011			2010
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$31	$69	$100	$79
Charge-offs	—	(79)	(79)	(4)
Provisions	(9)	10	1	26

Ending balance	$22	$—	$22	$101

The charge-offs recorded in 2011 were mainly related to the previously described deed-in-lieu-of-foreclosure agreement and acquired credit-impaired loan foreclosure, as well as an acquired credit-impaired loan whose underlying collateral had deteriorated in value. The majority of the provision for loan losses recorded in 2010 resulted from a revaluation of the collateral supporting a CRE loan.

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

Note 5.    Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill during the nine months ended September 30:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,591	$6	$5,597	$4,544	$6	$4,550
Acquisitions	1	32	33	991	—	991
Foreign currency translation, net	11	(2)	9	(20)	—	(20)

Ending balance	$5,603	$36	$5,639	$5,515	$6	$5,521

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 5.    Goodwill and Other Intangible Assets (Continued)

The following table presents changes in the net carrying amount of other intangible assets during the nine months ended September 30:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,559	$34	$2,593	$1,760	$50	$1,810
Acquisitions	—	28	28	1,139	—	1,139
Amortization	(142)	(7)	(149)	(124)	(8)	(132)
Foreign currency translation, net	14	(2)	12	(5)	(1)	(6)
Other	—	2	2	4	(3)	1

Ending balance	$2,431	$55	$2,486	$2,774	$38	$2,812

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of September 30, 2011, and the net carrying amount as of December 31, 2010:

	September 30, 2011			December 31, 2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Client relationships	$2,375	$(627)	$1,748	$1,821
Core deposits	712	(110)	602	627
Other	218	(82)	136	145

Total	$3,305	$(819)	$2,486	$2,593

Note 6.    Other Assets

The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Unrealized gains on derivative financial instruments	$11,363	$5,255
Collateral deposits	7,507	3,251
Receivable for securities sold	372	122
Accounts receivable	746	290
Deferred tax assets, net of valuation allowance	1,619	1,786
Investments in joint ventures and other unconsolidated entities	1,002	927
Income taxes receivable	560	530
Prepaid expenses	389	382
Other	1,146	1,298

Total	$24,704	$13,841

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

As a result of the above-described transactions, as of September 30, 2011, we had outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital, and the perpetual preferred stock qualifies for inclusion in tier 1 regulatory capital, both under federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were cancelled as a result of the remarketing transaction.

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

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Aggregate fair value of indemnified securities financing	$357,485	$334,235
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	370,985	343,410
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements(1)	111,680	89,069
Aggregate fair value of cash and securities held as collateral for indemnified repurchase agreements	116,931	93,294

(1)	We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase obligation.

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

Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately $32 million as of September 30, 2011. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

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

We offer our custody clients and their investment managers the option to route foreign exchange transactions to our foreign exchange desk through our asset servicing operation. We record as revenue an amount approximately equal to the difference between the rates we set for those trades and indicative interbank market rates at the time of execution of the trade. For example, for the nine months ended September 30, 2011, our indirect foreign exchange revenue was estimated to be approximately $259 million. As discussed more fully below, claims have been asserted on behalf of certain current and former custody clients, and future claims may be asserted, alleging that our indirect foreign exchange rates (including the differences between those rates and indicative interbank market rates) were not adequately disclosed or were otherwise improper, and seeking to recover, among other things, the full amount of the revenue we earned from our indirect foreign exchange trading with them.

In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserted actual damages of $56 million for periods from 2001 to 2009 and seeks additional penalties.

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

We provide indirect and direct foreign exchange services to government pension plans in other jurisdictions, and attorneys general from many of these other jurisdictions, as well as U.S. Attorney’s offices, the SEC and other regulators, have made inquiries or issued subpoenas concerning our foreign exchange pricing. We continue to respond to such inquiries and subpoenas.

In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice and a breach of the duty of loyalty. In October 2011, a second putative class action was filed in federal court in Baltimore alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street between 2005 and 2009.

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

We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During the third quarter of 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court has allowed those claims in the amount of $400 million. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our allowed and/or realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, it remains likely that the resolution of these matters could occur in different periods.

Tax Contingencies

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.

The IRS completed its review of our U.S. income tax returns for the tax years 2000—2006. In the course of that review, the IRS had challenged our treatment of leveraged leases known as sale-in, lease-out, or SILO, transactions. We reached an agreement with the IRS concerning our treatment of SILO transactions for all tax years, and closed the audit of the tax years 2000—2003 during the three months ended March 31, 2011. We expect to reach an agreement to close the IRS audit of the tax years 2004—2006 in 2011, and do not expect our ultimate exposure related to SILO transactions to differ materially from the amount accrued as of September 30, 2011.

Unrecognized tax benefits as of September 30, 2011 totaled approximately $235 million, compared to approximately $419 million as of December 31, 2010. Substantially all of the change was associated with the impact of our agreement with the IRS concerning our treatment of SILO transactions and the related closing of the IRS audit of tax years 2000—2003. We expect that unrecognized tax benefits will further decrease by up to $158 million during the fourth quarter as a result of the closing of the IRS audit of tax years 2004—2006 and related state filings.

The majority of the tax contingencies released as part of the SILO settlement related to tax years 2000—2003 were temporary items that did not affect our effective tax rate. Management believes that we have sufficiently accrued liabilities as of September 30, 2011 for tax exposures, including, but not limited to, exposures related to the IRS audit of the tax years 2004—2006, and related interest expense. Refer to note 2 for information with respect to tax assessments associated with the acquired Intesa business.

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 8.    Commitments and Contingencies (Continued)

As of September 30, 2011 and December 31, 2010, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $41.99 billion and $46.76 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 12. As of September 30, 2011, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.

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

Tax-Exempt Investment Program

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of both September 30, 2011 and December 31, 2010, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.85 billion, and as of the same dates we carried other short-term borrowings of $2.38 billion and $2.50 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.4 years at September 30, 2011, compared to approximately 7.7 years at December 31, 2010.

Under separate legal agreements, we provide standby bond-purchase agreements to these trusts, which obligate State Street to acquire the certificated interests at par value in the event that the re-marketing agent is unable to place the certificated interests with investors. Our obligations as provider of the standby bond-purchase agreements terminate in the event of the following credit events: payment default, bankruptcy of the issuer and the credit enhancer, if any, the imposition of taxability, or the downgrade of an asset held by the trust below investment grade. Our commitments to the trusts under these standby bond-purchase agreements totaled $2.42 billion at September 30, 2011, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 9.    Variable Interest Entities (Continued)

Asset-Backed Commercial Paper Program

We sponsor and administer multi-seller asset-backed commercial paper programs, or conduits, which are recorded in our consolidated financial statements. These conduits were originally designed to satisfy the demand of our institutional clients, particularly mutual fund clients, for commercial paper. The conduits purchase financial assets with various asset classifications from a variety of independent third parties, and we consider the activities of the conduits in our liquidity management process. The conduits hold diversified investments, which are primarily asset-backed securities purchased from independent third parties, collateralized by student loans, automobile and equipment loans and credit card receivables, among other asset types. As of September 30, 2011 and December 31, 2010, we carried investment securities, composed primarily of asset-backed securities, with an aggregate carrying value of $294 million and $5.01 billion, respectively, and loans, composed of purchased receivables, with a recorded investment of $1.08 billion and $2.20 billion, respectively, in our consolidated statement of condition in connection with the conduits. In addition, as of December 31, 2010 we carried aggregate short-term borrowings, composed of commercial paper, of $1.92 billion in connection with the conduits. There was no commercial paper outstanding to third parties as of September 30, 2011 associated with the conduits.

Collateralized Debt Obligations

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. At both September 30, 2011 and December 31, 2010, the aggregate notional amount of these CDOs was $1.0 billion. At September 30, 2011 and December 31, 2010, the carrying amount of the underlying collateral was $275 million and $323 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.

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

In March 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program superseded the Board’s prior authorization under which 13.25 million common shares were available for purchase as of December 31, 2010. During the period from April 1, 2011 through September 30, 2011, we purchased and recorded as treasury stock a total of approximately 10.7 million shares of our common stock, at an average cost per share of approximately $42.06

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 10.    Shareholders’ Equity (Continued)

and an aggregate cost of approximately $450 million. As of September 30, 2011, approximately $225 million of purchase authorization remained. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

The following table presents the after-tax components of accumulated other comprehensive (loss) income as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Foreign currency translation	$226	$216
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Net unrealized gain (loss) on available-for-sale securities portfolio	253	(90)
Net unrealized loss related to reclassified available-for-sale securities	(215)	(317)

Net unrealized gain (loss) on available-for-sale securities	38	(407)
Net unrealized loss on available-for-sale securities designated in fair value hedges	(231)	(135)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(13)	(17)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(98)	(111)
Net unrealized loss on cash flow hedges	(5)	(11)
Minimum pension liability	(218)	(210)

Total	$(315)	$(689)

For the nine months ended September 30, 2011, we realized net gains of $81 million from sales of available-for-sale securities. Unrealized pre-tax gains of $65 million were included in other comprehensive income, or OCI, at December 31, 2010, net of deferred taxes of $26 million, related to these sales. For the nine months ended September 30, 2010, we realized net gains of $286 million from sales of available-for-sale securities. Unrealized pre-tax gains of $102 million were included in OCI at December 31, 2009, net of deferred taxes of $41 million, related to these sales.

The following table presents total comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$555	$546	$1,539	$1,473
Other comprehensive (loss) income	(475)	925	374	1,483

Total comprehensive income	$80	$1,471	$1,913	$2,956

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

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with these factors were not significant for the three or nine months ended September 30, 2011 or 2010.

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

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of the dates indicated. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during the nine months ended September 30, 2011.

	Fair Value Measurements on a Recurring Basis as of September 30, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$171				$171
Non-U.S. government securities	1,582				1,582
Other	45	$138			183
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	4,141	1,202	$22		5,365
Mortgage-backed securities	—	26,527	1,499		28,026
Asset-backed securities:
Student loans	—	15,584	949		16,533
Credit cards	—	10,184	311		10,495
Sub-prime	—	1,486	—		1,486
Other	—	605	2,733		3,338

Total asset-backed securities	—	27,859	3,993		31,852

Non-U.S. debt securities	—	14,944	2,342		17,286
State and political subdivisions	—	6,845	51		6,896
Collateralized mortgage obligations	—	2,742	350		3,092
Other U.S. debt securities	—	3,259	2		3,261
U.S. equity securities	—	608	—		608
Non-U.S. equity securities	8	201	—		209

Total investment securities available for sale	4,149	84,187	8,259		96,595
Other assets:
Derivative instruments:
Foreign exchange contracts	—	20,339	311
Interest-rate contracts	—	1,443	11
Other	—	2	—

Total derivative instruments	—	21,784	322	$(10,743)	11,363
Other	148	—	—	—	148

Total assets carried at fair value	$6,095	$106,109	$8,581	$(10,743)	$110,042

Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$35				$35
Non-U.S. government securities	1,661				1,661
Derivative instruments:
Foreign exchange contracts	—	$20,878	$298
Interest-rate contracts	—	1,692	23
Other	—	1	—

Total derivative instruments	—	22,571	321	$(10,743)	12,149
Other	148	1	11	—	160

Total liabilities carried at fair value	$1,844	$22,572	$332	$(10,743)	$14,005

(1)

Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	297				297
Other	40	$122			162
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,529	1,048			7,577
Mortgage-backed securities	—	22,967	$673		23,640
Asset-backed securities:
Student loans	—	13,181	1,234		14,415
Credit cards	—	7,560	43		7,603
Sub-prime	—	1,818	—		1,818
Other	—	569	2,000		2,569

Total asset-backed securities	—	23,128	3,277		26,405

Non-U.S. debt securities	—	10,872	1,145		12,017
State and political subdivisions	—	6,554	50		6,604
Collateralized mortgage obligations	—	1,502	359		1,861
Other U.S. debt securities	—	2,533	3		2,536
U.S. equity securities	—	1,115	—		1,115
Non-U.S. equity securities	7	119	—		126

Total investment securities available for sale	6,536	69,838	5,507		81,881
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	7,804	254
Interest-rate contracts	—	165	—
Other	—	2	—

Total derivative instruments	—	7,971	254	$(2,970)	5,255
Other	168	—	—	—	168

Total assets carried at fair value	$7,061	$77,931	$5,761	$(2,970)	$87,783

Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$210				$210
Non-U.S. government securities	345				345
Derivative instruments:
Foreign exchange contracts	—	$8,195	$260
Interest-rate contracts	1	358	9
Other	—	1	—

Total derivative instruments	1	8,554	269	$(2,970)	5,854
Other	168	3	—	—	171

Total liabilities carried at fair value	$724	$8,557	$269	$(2,970)	$6,580

(1)

Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy during the three and nine months ended September 30, 2011 and 2010. Transfers into and out of level 3 are reported as of the beginning of the period. During the three and nine months ended September 30, 2011 and 2010, transfers out of level 3 were substantially related to certain mortgage- or asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2011
	Fair Value at June 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$17		$(17)			$22				$22
Mortgage-backed securities	932		—		$2	590			$(25)	1,499
Asset-backed securities:
Student loans	1,289		(379)	$(1)	(6)	—			46	949
Credit cards	79		(20)	2	—	250			—	311
Other	2,530		—	5	(34)	267		$(37)	2	2,733

Total asset-backed securities	3,898		(399)	6	(40)	517		(37)	48	3,993

Non-U.S. debt securities	2,116		(609)	—	(4)	894		(3)	(52)	2,342
State and political subdivisions	54		(2)	—	(1)	—		—	—	51
Collateralized mortgage obligations	173		(31)	31	(1)	216		—	(38)	350
Other U.S. debt securities	2		—	—	—	—		—	—	2

Total investment securities available for sale	7,192		(1,058)	37	(44)	2,239		(40)	(67)	8,259
Other assets:
Derivative instruments:
Foreign exchange contracts	201		—	54	—	173		—	(117)	311	$59
Interest-rate contracts	8		—	—	—	4		(1)	—	11	2

Total derivative instruments	209		—	54	—	177		(1)	(117)	322	61

Total assets carried at fair value	$7,401	—	$(1,058)	$91	$(44)	$2,416	—	$(41)	$(184)	$8,581	$61

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2011
	Fair Value at June 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$203			$42			$170		$(117)	$298	$51
Interest-rate contracts	25			—		$(1)	15	$(16)	—	23	10

Total derivative instruments	228			42		(1)	185	(16)	(117)	321	61
Other	11			—		—	—	—	—	11	—

Total liabilities carried at fair value	$239	—	—	$42	—	$(1)	$185	$(16)	$(117)	$332	$61

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011
(in millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$(17)			$39				$22
Mortgage-backed securities	$673		(404)		$3	1,289			$(62)	1,499
Asset-backed securities:
Student loans	1,234		(720)	$2	(6)	421			18	949
Credit cards	43		(35)	3	(2)	301			1	311
Other	2,000	$114	(135)	22	14	837		$(37)	(82)	2,733

Total asset-backed securities	3,277	114	(890)	27	6	1,559		(37)	(63)	3,993

Non-U.S. debt securities	1,145	—	(1,432)	1	8	2,799		(3)	(176)	2,342
State and political subdivisions	50	1	(3)	—	—	3		—	—	51
Collateralized mortgage obligations	359	—	(359)	363	(2)	381		—	(392)	350
Other U.S. debt securities	3	—	—	—	—	—		—	(1)	2

Total investment securities available for sale	5,507	115	(3,105)	391	15	6,070		(40)	(694)	8,259
Other assets:
Derivative instruments:
Foreign exchange contracts	254	—	—	(15)	—	256		—	(184)	311	$40
Interest-rate contracts	—	—	—	5	—	10		(4)	—	11	9

Total derivative instruments	254	—	—	(10)	—	266		(4)	(184)	322	49

Total assets carried at fair value	$5,761	$115	$(3,105)	$381	$15	$6,336	—	$(44)	$(878)	$8,581	$49

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260			$(21)			$247		$(188)	$298	$32
Interest-rate contracts	9			10		$(5)	29	$(20)	—	23	10

Total derivative instruments	269			(11)		(5)	276	(20)	(188)	321	42
Other	—			—		—	11	—	—	11	—

Total liabilities carried at fair value	$269	—	—	$(11)	—	$(5)	$287	$(20)	$(188)	$332	$42

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2010
	Fair Value at June 30, 2010	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$43				$(42)	$1
Asset-backed securities:
Student loans	2,229	$3	$5	$17	(659)	1,595
Credit cards	91	1	—	(52)	—	40
Sub-prime	4	—	—	—	(4)	—
Other	1,069	(2)	2	(56)	(141)	872

Total asset-backed securities	3,393	2	7	(91)	(804)	2,507

Non-U.S. debt securities	2,659	28	(10)	1,175	(459)	3,393
State and political subdivisions	3	—	—	—	1	4
Collateralized mortgage obligations	424	—	2	80	—	506
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	6,525	30	(1)	1,164	(1,304)	6,414
Other assets:
Derivative instruments - foreign exchange contracts	307	(55)	—	127	—	379	$(13)

Total assets	$6,832	$(25)	$(1)	$1,291	$(1,304)	$6,793	$(13)

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30, 2010
	Fair Value at June 30, 2010	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$275	$(51)		$129		$353	$(22)
Interest-rate contracts	9	—		—		9	—

Total derivative instruments	284	(51)		129		362	(22)

Total liabilities carried at fair value	$284	$(51)	—	$129	—	$362	$(22)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2010
(In millions)	Fair Value at December 31, 2009	Total Realized and Unrealized Gains (Losses)		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010
		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(1)	$(13)	$(42)	$1
Asset-backed securities:
Student loans	3,111	8	76	(19)	(1,581)	1,595
Credit cards	312	15	(15)	(33)	(239)	40
Sub-prime	3	1	—	—	(4)	—
Other	1,134	37	45	(102)	(242)	872

Total asset-backed securities	4,560	61	106	(154)	(2,066)	2,507

Non-U.S. debt securities	2,606	103	138	1,122	(576)	3,393
State and political subdivisions	2	—	—	—	2	4
Collateralized mortgage obligations	199	(208)	5	510	—	506
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	(45)	248	1,465	(2,682)	6,414
Other assets:
Derivative instruments-foreign exchange contracts	128	(19)	—	270	—	379	$(17)

Total assets	$7,556	$(64)	$248	$1,735	$(2,682)	$6,793	$(17)

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30, 2010
	Fair Value at December 31, 2009	Total Realized and Unrealized (Gains) Losses		Purchases, Issuances and Settlements, Net	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2010
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$138	$(55)		$270		$353	$(35)
Interest-rate contracts	9	—		—		9	—

Total derivative instruments	147	(55)		270		362	(35)

Total liabilities carried at fair value	$147	$(55)	—	$270	—	$362	$(35)

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 11.    Fair Value (Continued)

For our financial assets and liabilities categorized in level 3, total realized and unrealized gains and losses recorded during the periods indicated were recorded in revenue as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011
Fee revenue:
Trading services	$12		$1	$7

Total fee revenue	12		1	7
Net interest revenue	37		391	—

Total revenue	$49	—	$392	$7

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2010
Fee revenue:
Trading services	$(4)	$9	$36	$18

Total fee revenue	(4)	9	36	18
Net interest revenue	30	—	(45)	—

Total revenue	$26	$9	$(9)	$18

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

The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, as of the dates indicated:

(In millions)	Reported Amount	Fair Value
September 30, 2011:
Financial Assets:
Investment securities held to maturity	$10,018	$10,102
Net loans (excluding leases)	10,462	10,429

Financial Liabilities:
Long-term debt	8,112	8,207

December 31, 2010:
Financial Assets:
Investment securities held to maturity	$12,249	$12,576
Net loans (excluding leases)	10,387	10,242

Financial Liabilities:
Long-term debt	8,550	8,498

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

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2011 totaled

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

approximately $1.87 billion, against which we had posted aggregate collateral of approximately $720 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2011 was approximately $1.15 billion. Such accelerated settlement would not affect our consolidated results of operations.

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

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Gains and losses on fair value hedges are recorded in processing fees and other revenue in our consolidated statement of income along with the gain or loss on the asset or liability attributable to the hedged risk. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness, which is recorded in net interest revenue or in processing fees and other revenue. We use interest-rate or foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or foreign exchange rates.

We have entered into interest rate contracts to hedge fair value changes for certain available-for-sale securities. Under one strategy, we have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.4 years as of September 30, 2011, compared to 7.7 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate. Under a second strategy, we have entered into U.S. Treasury note futures contracts to hedge the risk of changes in fair value for certain fixed-rate available-for-sale U.S. Treasury securities. Those U.S. Treasury securities have terms ranging from two to five years, and are hedged with U.S. Treasury note futures contacts with similar terms.

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

We have entered into forward foreign exchange contracts to hedge the change in fair value attributable to foreign-exchange movements in the funding of non-functional currency denominated investment securities. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and are recorded in net interest revenue.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 3.0 years as of September 30, 2011, compared to 3.8 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$250,003	$52,383
Options and caps purchased	1,069	140
Options and caps written	2,068	130
Futures	71,245	25,253
Foreign exchange contracts:
Forward, swap and spot	1,097,107	637,847
Options purchased	13,795	14,299
Options written	14,119	14,587
Credit derivative contracts:
Credit default swap agreements	105	155
Other:
Stable value contracts	41,987	46,758

Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	2,161	1,886
Futures	2,505	—
Foreign exchange contracts:
Forwards	2,799	—

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

	September 30, 2011			December 31, 2010
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$3,842	$124	$3,966	$1,561	$125	$1,686
Long-term debt(1)	700	—	700	200	—	200

Total	$4,542	$124	$4,666	$1,761	$125	$1,886

(1)

As of September 30, 2011 and December 31, 2010, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $129 million and $81 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.58%	3.17%	3.72%	3.33%

	Nine Months Ended September 30,
	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.56%	3.17%	3.73%	3.28%

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

	Asset Derivatives		Liability Derivatives
	September 30, 2011		September 30, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest-rate contracts	Other assets	$1,351	Other liabilities	$1,418
Foreign exchange contracts	Other assets	20,429	Other liabilities	21,176
Credit derivative contracts	Other assets	—	Other liabilities	1
Equity derivative contracts	Other assets	2	Other liabilities	—

Total		$21,782		$22,595

Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$103	Other liabilities	$297
Foreign exchange contracts	Other assets	221	Other liabilities	—

Total		$324		$297

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest-rate contracts	Other assets	$133	Other liabilities	$140
Foreign exchange contracts	Other assets	8,058	Other liabilities	8,455
Credit derivative contracts	Other assets	1	Other liabilities	1
Equity derivative contracts	Other assets	1	Other liabilities	—

Total		$8,193		$8,596

Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$32	Other liabilities	$228

Total		$32		$228

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue	$43	$(4)
Foreign exchange contracts	Trading services revenue	170	526
Foreign exchange contracts	Processing fees and other revenue	5	6

Total		$218	$528

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue	$(1)	$(3)
Interest-rate contracts	Processing fees and other revenue	3	17
Foreign exchange contracts	Trading services revenue	117	448
Foreign exchange contracts	Processing fees and other revenue	5	(2)

Total		$124	$460

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$44	$60	Long- term debt	Processing fees and other revenue	$(42)	$(56)
Interest-rate contracts	Processing fees and other revenue	(171)	(161)	Available- for-sale securities	Processing fees and other revenue	172	158
Foreign exchange contracts	Processing fees and other revenue	(306)	(306)	Investment securities	Processing fees and other revenue	306	306

Total		$(433)	$(407)			$436	$408

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$30	$70	Long- term debt	Processing fees and other revenue	$(26)	$(61)
Interest-rate contracts	Processing fees and other revenue	(48)	(138)	Available- for-sale securities	Processing fees and other revenue	46	136

Total		$(18)	$(68)			$20	$75

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 12.    Derivative Financial Instruments (Continued)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	$8	Net interest revenue	$(1)	$(5)	Net interest revenue		$2

Total	$4	$8		$(1)	$(5)		—	$2

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	$1	$6	Net interest revenue	$(2)	$(5)	Net interest revenue	$2	$4

Total	$1	$6		$(2)	$(5)		$2	$4

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 13.    Net Interest Revenue

The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Interest revenue:
Deposits with banks	$39	$22	$94	$63
Investment securities:
U.S. Treasury and federal agencies	186	198	590	507
State and political subdivisions	55	56	166	166
Other investments	374	551	1,093	1,619
Securities purchased under resale agreements	6	7	22	17
Loans and leases(1)	68	69	215	254
Other interest-earning assets	—	1	1	2

Total interest revenue	728	904	2,181	2,628

Interest expense:
Deposits	52	62	154	141
Short-term borrowings(1)	23	46	74	229
Long-term debt	73	72	220	215
Other interest-bearing liabilities	2	—	6	—

Total interest expense	150	180	454	585

Net interest revenue	$578	$724	$1,727	$2,043

(1)

Amount for the nine months ended September 30, 2010 included $67 million related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of new GAAP. These trusts were de-consolidated in June 2010.

Note 14.    Acquisition and Restructuring Costs

For the three and nine months ended September 30, 2011, we recorded acquisition and restructuring costs of $85 million and $121 million, respectively. For the three and nine months ended September 30, 2010, we recorded acquisition and restructuring costs of $23 million and $77 million, respectively. The costs for the three and nine months ended September 30, 2011 were composed of integration costs of $19 million and $46 million, respectively, related to the acquired Intesa, MIFA and BIAM businesses, and restructuring costs of $66 million and $75 million, respectively, related to the business operations and information technology transformation program described below. The 2010 costs were composed of integration costs associated with acquisitions.

In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational and information technology enhancements and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $231 million, composed of $156 million in 2010 and $75 million in the first nine months of 2011, including $66 million in the third quarter of this year.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 14.    Acquisition and Restructuring Costs (Continued)

The charges related to the program include costs associated with severance, benefits and outplacement services, as well as costs which resulted from actions taken to consolidate real estate. In addition, the program includes charges for costs related to information technology, including transition fees associated with the expansion of our use of service providers associated with components of our information technology infrastructure and application maintenance and support.

In 2010, in connection with the program, we initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which we expect to have substantially completed by the end of 2011. In addition, in the third quarter of 2011, in connection with the above-described expansion of our use of service providers associated with planned enhancements to our information technology infrastructure, we identified approximately 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of September 30, 2011, in connection with the planned aggregate staff reductions of 1,930 employees described above, approximately 1,260 employees had been involuntarily terminated and left State Street, including approximately 710 employees during the first nine months of 2011.

The following table presents activity associated with restructuring-related accruals:

(In millions)	Employee- Related Costs	Real Estate Consolidation	IT Transition Costs	Total
Initial accrual	$105	$51		$156
Payments	(15)	(4)		(19)

Balance at December 31, 2010	90	47		137
Additional restructuring-related accruals	53	5	$17	75
Payments	(66)	(12)	(4)	(82)

Balance at September 30, 2011	$77	$40	$13	$130

Note 15.    Income Taxes

We recorded income tax expense of $74 million for the three months ended September 30, 2011, compared to income tax expense of $236 million for the three months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2011 was $465 million, compared to $361 million for the nine months ended September 30, 2010. Our effective tax rates for the three and nine months ended September 30, 2011 were 11.7% and 23.2%, respectively, compared to 30.1% and 19.7% for the three and nine months ended September 30, 2010. Income tax expense and the effective tax rates for the three and nine months ended September 30, 2011 included a discrete tax benefit of $91 million related to the cost of terminating funding obligations that supported former conduit asset structures.

Income tax expense and the effective tax rate for the nine months ended September 30, 2010 reflected a discrete tax benefit of $180 million related to the cost of terminating funding obligations that supported former conduit asset structures.

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 16.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2011	2010	2011	2010
Net income	$555	$546	$1,539	$1,473
Less:
Preferred stock dividends	(6)	—	(13)	—
Dividends and undistributed earnings allocated to participating securities(1)	(6)	(6)	(15)	(14)

Net income available to common shareholders	$543	$540	$1,511	$1,459

Average shares outstanding (in thousands):
Basic average shares	490,840	495,729	495,015	495,312
Effect of dilutive securities: stock options and stock awards	3,940	2,430	3,402	2,403

Diluted average shares	494,780	498,159	498,417	497,715

Anti-dilutive securities(2)	3,636	12,386	2,589	10,590
Earnings per Share:
Basic	$1.11	$1.09	$3.05	$2.94
Diluted(3)	$1.10	$1.08	$3.03	$2.93

(1)

Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represented stock options, restricted stock and other securities outstanding, but not included in the computation of diluted average shares because their effect was anti-dilutive.
(3)	Calculations reflect the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 17.    Line of Business Information

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

	Three Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$1,106	$1,006					$1,106	$1,006
Management fees	—	—	$229	$196			229	196
Trading services	334	228	—	—			334	228
Securities finance	77	62	8	6			85	68
Processing fees and other	57	39	33	32			90	71

Total fee revenue	1,574	1,335	270	234			1,844	1,569
Net interest revenue	539	688	39	36			578	724
Gains related to investment securities, net	5	17	—	—			5	17

Total revenue	2,118	2,040	309	270			2,427	2,310
Provision for loan losses	—	1	—	—			—	1
Expenses from operations	1,477	1,341	236	163			1,713	1,504
Acquisition and restructuring costs	—	—	—	—	$85	$23	85	23

Total expenses	1,477	1,341	236	163	85	23	1,798	1,527

Income from continuing operations before income taxes	$641	$698	$73	$107	$(85)	$(23)	$629	$782

Pre-tax margin	30%	34%	24%	40%
Average assets (in billions)	$175.9	$149.4	$5.1	$4.6			$181.0	$154.0

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 17.    Line of Business Information (Continued)

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2011	2010	2011	2010	2011	2010	2011	2010
Fee revenue:
Servicing fees	$3,325	$2,874					$3,325	$2,874
Management fees	—	—	$715	$608			715	608
Trading services	947	796	—	—			947	796
Securities finance	252	204	36	45			288	249
Processing fees and other	179	192	73	86			252	278

Total fee revenue	4,703	4,066	824	739			5,527	4,805
Net interest revenue	1,593	1,928	134	115			1,727	2,043
Gains related to investment securities, net	25	62	—	—			25	62

Total revenue	6,321	6,056	958	854			7,279	6,910
Provision for loan losses	1	26	—	—			1	26
Expenses from operations	4,468	3,980	685	579			5,153	4,559
Acquisition and restructuring costs	—	—	—	—	$121	$77	121	77
Securities lending charge	—	75	—	339	—	—	—	414

Total expenses	4,468	4,055	685	918	121	77	5,274	5,050

Income (Loss) from continuing operations before income taxes	$1,852	$1,975	$273	$(64)	$(121)	$(77)	$2,004	$1,834

Pre-tax margin	29%	33%	28%	nm
Average assets (in billions)	$162.5	$144.3	$5.5	$5.1			$168.0	$149.4

nm - not meaningful

STATE STREET CORPORATION

Condensed Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 18.    Non-U.S. Activities

We define non-U.S. activities as those revenue-producing assets and business activities that arise from clients domiciled outside the U.S. Due to the nature of our business, precise segregation of U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine results of operations related to our non-U.S. activities, including our application of funds transfer pricing and our asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowings.

The following table presents our non-U.S. operating results for the periods indicated. Effective January 1, 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of net interest revenue related to non-U.S. activities. Prior-year net interest revenue amounts were not restated to reflect the revised methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Total fee revenue	$758	$676	$2,293	$1,998
Net interest revenue	300	184	877	519
Gains (Losses) related to investment securities, net	(4)	(2)	(13)	48

Total revenue	1,054	858	3,157	2,565
Expenses	809	688	2,485	2,113

Income before income taxes	245	170	672	452
Income tax expense	63	64	173	170

Net income	$182	$106	$499	$282

Non-U.S. revenue for the three and nine months ended September 30, 2011 included $516 million and $1.01 billion, respectively, in the U.K., primarily from our London operations.

The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	September 30, 2011	December 31, 2010
Interest-bearing deposits with banks	$13,289	$9,443
Non-U.S. investment securities	23,439	19,329
Other assets	24,717	13,994

Total assets	$61,445	$42,766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

State Street Corporation

We have reviewed the consolidated statement of condition of State Street Corporation and subsidiaries as of September 30, 2011, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 4, 2011

FORM 10-Q PART I CROSS-REFERENCE INDEX

The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statement of Income (Unaudited) for the three months and nine months ended September 30, 2011 and 2010	49

	Consolidated Statement of Condition as of September 30, 2011 (Unaudited) and December 31, 2010	50

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the nine months ended September 30, 2011 and 2010	51

	Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010	52

	Condensed Notes to Consolidated Financial Statements (Unaudited)	53

	Report of Independent Registered Public Accounting Firm	107

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) During the three months ended March 31, 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

The following table presents purchases of our common stock and related information for the three months ended September 30, 2011.

(Dollars in millions, except per share amounts, shares in thousands) Period	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to Be Purchased Under Publicly Announced Program
July 1 - July 31, 2011	1,432	$42.16	$60	$390
August 1 - August 31, 2011	4,396	37.45	165	225
September 1 - September 30, 2011	—	—	—	225

Total	5,828	$38.61	$225	$225

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index on page 111 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION (Registrant)

Date: November 4, 2011	By:	/s/ EDWARD J. RESCH
Edward J. Resch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2011	By:	/s/ JAMES J. MALERBA
James J. Malerba
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Statement of Condition as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Condensed Notes to Consolidated Financial Statements.