Form 10-K
period 2011-12-31
STATE STREET CORP
filed 2012-02-27
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-07511

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
617-786-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of State Street Capital Trust III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($45.09) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $22.40 billion.

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 487,849,175.

Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:

(1) The registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2012 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.	BUSINESS

GENERAL

State Street Corporation is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, or State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide. At December 31, 2011, we had consolidated total assets of $216.83 billion, consolidated total deposits of $157.29 billion, consolidated total shareholders’ equity of $19.40 billion and 29,740 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000).

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

We make available through our website at www.statestreet.com, free of charge, all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites is not part of this Form 10-K.

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

BUSINESS DESCRIPTION

Overview

We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $21.81 trillion of assets under custody and administration and $1.86 trillion of assets under management as of December 31, 2011. Our clients include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. We operate in 29 countries and in more than 100 geographic markets worldwide. We conduct our business primarily through State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank’s current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960.

Significant Developments

In 2011, we purchased approximately 16.3 million shares of our common stock, at an aggregate cost of $675 million, under the program approved by the Board of Directors and publicly announced in March 2011. In addition, we declared an aggregate of $0.72 per share, or approximately $358 million, of dividends on our common stock in 2011; this amount represented the first increase in our common stock dividend since early 2009. Additional information with respect to our common stock purchase and dividend actions is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included under Item 7.

During the fourth quarter of 2011, we completed our acquisitions of Complementa Investment—Controlling AG, an investment performance measurement and analytics firm based in Switzerland, and Pulse Trading, Inc., a full-service agency brokerage firm based in Boston, Massachusetts. We acquired Complementa, a provider of investment performance measurement analytics to institutional and large private investors, to augment the expansion of our investment analytics capabilities and our overall presence in key markets in Europe. We acquired Pulse Trading, which provides a range of electronic trading capabilities, to enhance the electronic trading technology we provide to our institutional clients. Additional information about these acquisitions is provided in note 2 to the consolidated financial statements included under Item 8.

In November 2010, we announced a business operations and information technology transformation program. This multi-year program incorporates operational, information technology and targeted cost initiatives, including reductions in force and a plan to reduce our occupancy costs. In connection with our implementation of this program, we recorded aggregate restructuring charges of approximately $133 million in 2011, following $156 million of such charges in 2010. The 2011 charges consisted mainly of costs related to employee severance and information technology. In connection with our implementation of this program, we achieved approximately $86 million of annual pre-tax, run-rate expense savings in 2011 compared to 2010 run-rate expenses. These annual pre-tax, run-rate savings relate only to the business operations and information technology transformation program. Our actual operating expenses may increase or decrease as a result of other factors.

Additional information with respect to the program is provided under “Consolidated Results of Operations—Expenses” in Management’s Discussion and Analysis included under Item 7.

Additional Information

Additional information about our business activities is provided in the sections that follow. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Risk Factors included under Item 1A, Management’s Discussion and Analysis included under Item 7, and our consolidated financial statements and accompanying notes included under Item 8.

LINES OF BUSINESS

We have two lines of business: Investment Servicing and Investment Management.

Investment Servicing provides products and services including custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loan and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics.

We are the largest provider of mutual fund custody and accounting services in the U.S. We distinguish ourselves from other mutual fund service providers by offering clients a broad array of integrated products and services, including accounting, daily pricing and fund administration. At December 31, 2011, we calculated approximately 40.6% of the U.S. mutual fund prices provided to NASDAQ that appeared daily in The Wall Street Journal and other publications with an accuracy rate of 99.87%. We serviced U.S. tax-exempt assets for corporate and public pension funds, and we provided trust and valuation services for more than 5,500 daily-priced portfolios at December 31, 2011.

We are a service provider outside of the U.S. as well. In Germany, Italy and France, we provide depotbank services for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. At December 31, 2011, we serviced approximately $711 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and the Cayman Islands. At December 31, 2011, we had $1.04 trillion in assets under administration in the Asia/Pacific region, and in Japan, we held approximately 93% of the trust assets held by non-domestic trust banks in that region.

We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. At December 31, 2011, we had approximately $816 billion of alternative assets under administration.

Our Investment Management services are provided through State Street Global Advisors, or SSgA. SSgA provides a broad array of investment management, investment research and other related services, such as securities finance. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand.

SSgA provides this array of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. Based on assets under management at December 31, 2011, SSgA was the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the U.S., and the third largest investment manager overall in the world.

Additional information about our lines of business is provided under “Line of Business Information” in Management’s Discussion and Analysis included under Item 7 and in note 24 to the consolidated financial statements included under Item 8.

COMPETITION

We operate in a highly competitive environment in all areas of our business worldwide. We face competition from other custodial banks, financial services institutions, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banking firms, benefits consultants, leasing companies, and business service and software companies. As we expand globally, we encounter additional sources of competition.

We believe that these markets have key competitive considerations. These considerations include, for investment servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, required levels of capital and price; and for investment management, expertise, experience, availability of related service offerings, quality of service and performance, and price.

Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing clients and to attract new clients.

SUPERVISION AND REGULATION

The parent company is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage to those that the Federal Reserve considers to be closely related to banking, or to managing or controlling banks. These limits also apply to non-banking entities of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity or its ownership or control of a non-banking subsidiary if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it may acquire substantially all the assets of any bank or ownership or control of more than 5% of the voting shares of any bank.

The parent company qualifies as a financial holding company, which increases to some extent the scope of activities in which it may engage. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve interpretations, and therefore the parent company may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Financial holding companies may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, each of our depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which became law in July 2010, will have a significant effect on the regulatory structure of the financial markets. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivative instruments, alters the regulatory capital treatment of trust preferred and other hybrid capital securities, and revises the FDIC’s assessment base for deposit insurance assessment. In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of Basel III and the Alternative Investment Fund Managers Directive, and the potential adoption of European Union derivatives initiatives and revisions to the European collective investment fund, or UCITS, directive.

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

Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Some aspects of our public disclosure, corporate governance principles and internal control systems are subject to the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and regulations and rules of the SEC and the New York Stock Exchange.

Regulatory Capital Adequacy

Like other bank holding companies, we are subject to Federal Reserve minimum risk-based capital and leverage ratio guidelines. As noted above, our status as a financial holding company also requires that we maintain specified regulatory capital ratio levels. State Street Bank is subject to similar risk-based capital and leverage ratio guidelines. As of December 31, 2011, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, exceeded the applicable minimum capital requirements and the requirements to qualify as a financial holding company.

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

Basel III, the Dodd-Frank Act and the regulatory rules to be adopted for the implementation of Basel III and the Dodd- Frank Act are expected to result in an increase in the minimum regulatory capital that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated. In addition, we are currently designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among an initial group of 29 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as “global systemically important banks,” or G-SIBs. Both of these designations will require us to hold incrementally higher regulatory capital compared to financial institutions without such designations.

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

For additional information about our regulatory capital position and regulatory capital adequacy, refer to Risk Factors included under Item 1A, “Financial Condition—Capital” in Management’s Discussion and Analysis included under Item 7, and note 15 to the consolidated financial statements included under Item 8.

Subsidiaries

The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, for both our U.S. and non-U.S. operations.

Our bank subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System and the FDIC and is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which a branch of State Street Bank is located. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, other offices of the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are located. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2011, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.

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

Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies. Alternatively, in the absence of comparable transactions, the transactions must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

SSgA, which acts as an investment advisor to investment companies registered under the Investment Company Act of 1940, is registered as an investment advisor with the SEC. However, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities. Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders. Our activities as a futures commission merchant are subject to regulation by the Commodities Futures Trading Commission in the U.S. and various regulatory authorities internationally, as well as the membership requirements of the applicable clearinghouses. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA and is regulated by the U.S. Department of Labor.

Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the Financial Services Authority, the London Stock Exchange, and the Euronext.Liffe regulate our activities in the United Kingdom; the Federal Financial Supervisory Authority and the Deutsche Borse AG regulate our activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity and costs in our worldwide compliance efforts.

The majority of our non-U.S. asset servicing operations are conducted pursuant to Federal Reserve Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments that exceed 20% of their capital and surplus in their Edge Act corporations (and similar state law corporations), and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.

In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through the parent company or through non-banking subsidiaries of the parent company) pursuant to Federal Reserve Regulation Y, or through international bank branch expansion, which are not subject to the 20% investment limitation for Edge Act subsidiaries.

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

Support of Subsidiary Banks

Under Federal Reserve guidelines, a bank holding company is required to act as a source of financial and managerial strength to its banking subsidiaries. Under these guidelines, the parent company is expected to commit resources to State Street Bank and any other banking subsidiary in circumstances in which it otherwise might not do so absent such guidelines. In the event of bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES

Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may impact overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions. We are also affected by the economic policies of non-U.S. government agencies, such as the European Central Bank.

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

“Investment Securities” section included in Management’s Discussion and Analysis and note 3, “Investment Securities,” to the consolidated financial statements (Item 8)—disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).

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

This Form 10-K, as well as other reports filed by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in Management’s Discussion and Analysis included under Item 7) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management’s expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings, management’s confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “expect,” “look,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management’s expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management’s expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and may include, but are not limited to:

•

the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure including, for example, the direct and indirect effects on counterparties of the current sovereign debt risks in Europe and other regions;

•	financial market disruptions or economic recession, whether in the U.S., Europe or other regions internationally;

•

increases in the volatility of, or declines in the level of, our net interest revenue, changes in the composition of the assets on our consolidated statement of condition and the possibility that we may be required to change the manner in which we fund those assets;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities and inter-bank credits, and the liquidity requirements of our clients;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•

the credit quality, credit agency ratings, and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

•	our ability to attract deposits and other low-cost, short-term funding, and our ability to deploy deposits in a profitable manner consistent with our liquidity requirements and risk profile;

•

the manner in which the Federal Reserve and other regulators implement the Dodd-Frank Act, Basel III, European directives with respect to banking and financial instruments and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our operating model or other changes to the provision of our services;

•

adverse changes in required regulatory capital ratios, whether arising under the Dodd-Frank Act, Basel II or Basel III, or due to changes in regulatory positions or regulations in jurisdictions in which we engage in banking activities;

•

approvals required by the Federal Reserve or other regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and equity repurchases, that may restrict or limit our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives;

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

•	the results of, and costs associated with, government investigations, litigation, and similar claims, disputes, or proceedings;

•	the possibility that our clients will incur substantial losses in investment pools where we act as agent, and the possibility of significant reductions in the valuation of assets;

•	adverse publicity or other reputational harm;

•	dependencies on information technology, complexities and costs of protecting the security of our systems and difficulties with protecting our intellectual property rights;

•

our ability to grow revenue, attract and/or retain and compensate highly skilled people, control expenses and attract the capital necessary to achieve our business goals and comply with regulatory requirements;

•

potential changes to the competitive environment, including changes due to regulatory and technological changes, the effects of consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	potential changes in how clients compensate us for our services, and the mix of services that clients choose from us;

•

the risks that acquired businesses and joint ventures will not achieve their anticipated financial and operational benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected disynergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced and that disruptions from the transaction will harm relationships with clients, employees or regulators;

•

the ability to complete acquisitions, divestitures and joint ventures, including the ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•

our ability to recognize emerging clients’ needs and to develop products that are responsive to such trends and profitable to the company; the performance of and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products; and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	our ability to measure the fair value of the investment securities on our consolidated statement of condition;

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

Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our consolidated results of operations and financial condition.

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

The failure or instability of any of our significant counterparties, many of which are major financial institutions and may have dependencies upon other financial institutions or sovereigns, and our assumption of significant credit and counterparty risk, could expose us to loss.

The financial markets are characterized by extensive interdependencies among banks, central banks, broker/dealers, collective investment funds, insurance companies and other financial institutions. Many financial institutions also hold sovereign debt securities that comprise material portions of their balance sheets, have exposures to other financial institutions that have significant sovereign debt exposures or have sought to mitigate exposures to financial counterparties by accepting collateral consisting of sovereign debt. As a result of these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions, particularly large and complex institutions, and sovereign issuers. Although we have procedures for monitoring both individual and aggregate counterparty risk, like other large financial institutions, the nature of our business is such that significant individual and aggregate counterparty exposure is inherent in our business as our focus is on large institutional investors and their businesses.

From time to time, we assume concentrated credit risk at the individual obligor, counterparty or guarantor level. Such concentrations may be material and can from time to time exceed 10% of our consolidated total shareholders’ equity. Our material counterparty exposures change daily, and the counterparties to which our risk exposure exceeds 10% of our consolidated total shareholders’ equity are also variable during any reported period; however, our largest exposures tend to be to other financial institutions. In some cases, our exposure to a counterparty is the result of our relationships with numerous affiliated entities. These affiliated entities and our risk exposures to them also vary. Under evolving regulatory restrictions on credit exposure, and a broadening of the measure of credit exposure under such regulations, we may be required to limit our exposures to financial institutions and sovereign issuers to levels that we may currently exceed. The credit exposure restrictions under such evolving regulations may adversely affect our businesses and may require that we modify our operating models or our balance sheet management policies and practices.

Concentration of counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of any of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of loss.

The continued instability of the financial markets since 2007 and the increased pressure on European financial markets during 2011 and into 2012 have resulted in many financial institutions becoming significantly less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions during the second half of 2011. Credit downgrades during 2011 and in early 2012 to several sovereign issuers (including the United States, France, Austria, Italy, Spain and Portugal) and other issuers have stressed the market value and perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based upon the debt or other securities issued by, sovereign or other issuers. Further economic, political or market turmoil may lead to stress on sovereign issuers, and increase the potential for sovereign defaults or restructurings, additional credit rating downgrades or the departure of sovereign issuers from common currencies or economic unions. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for our clients.

Changes in market perception of the financial strength of particular financial institutions or sovereign issuers can occur rapidly, are often based upon a variety of factors and are difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our businesses and our consolidated results of operations and financial condition. A counterparty default can also have adverse effects on, and financially weaken, other of our counterparties, which could also materially adversely affect our businesses and our consolidated results of operations and financial condition.

The degree of client demand for short-term credit tends to increase during periods of market turbulence, exposing us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news that was not anticipated by the fund’s manager. Our relationship with our clients, the nature of the settlement process and our systems may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences credit difficulties. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to one of its affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable market value of the collateral may have declined by the time we exercise rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily impaired market.

In addition, our clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price at some point in the future. The anticipated value of the collateral is intended to exceed the counterparty’s repayment obligation. In many cases, we agree to indemnify our clients from any loss that would arise upon a default by the counterparty if the proceeds from the disposition of the securities or other financial assets are less than the amount of the repayment obligation by the client’s counterparty. In such instances of counterparty default, we, rather than our client, are exposed to the risks associated with collateral value.

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

Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.

During 2011 and into 2012, Greece, Ireland, Italy, Portugal and Spain and other European economies continued to experience difficulties in financing their deficits and servicing outstanding debt. Financial markets remained highly volatile, reflecting Eurozone instability and sovereign debt concerns, and the credit ratings of associated sovereign debt and European financial institutions were further downgraded during 2011 and early

2012. This loss of confidence has led to rescue measures for Greece, Ireland and Portugal by Eurozone countries and the International Monetary Fund. Numerous European governments, notably Italy and Spain, have also adopted austerity and other measures in an attempt to contain the spread of sovereign debt concerns.

The actions required to be taken by certain European countries as a condition to rescue packages and austerity programs, and by other countries to mitigate similar developments in their economies, have increased internal political tensions, and, in the case of Greece, Italy and Spain, have resulted in internal political changes. The complexity and severity of European sovereign debt concerns has also resulted in political discord among the Eurozone countries. Eurozone countries continue to disagree on how to manage current European sovereign debt concerns, and they have not resolved how to stabilize the Eurozone for the near- and long-term, increasing uncertainty about the further spread of sovereign debt concerns, the continuation of prevailing Eurozone treaties, economic interconnectedness and the status of the Euro. The decline in the market value of sovereign debt and the requirement as part of certain rescue packages for creditors to agree to material restructuring of outstanding sovereign debt have weakened the capital position of many European financial institutions, and such institutions will be required to raise additional capital in 2012.

These political disagreements, along with the interdependencies among European economies and financial institutions and the substantial refinancing requirements of European sovereign issuers during 2012, have exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, persistent disruptions in the European financial markets, the failure to resolve and contain sovereign debt concerns, the attempt of a country to abandon the Euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro, could have a material adverse impact on our consolidated results of operations or financial condition.

Our investment securities portfolio and consolidated financial condition could be adversely affected by changes in various interest, market and credit risks.

Our investment securities portfolio represented approximately 50% of our consolidated total assets as of December 31, 2011, and the interest revenue associated with our investment portfolio represented approximately 24% of our consolidated total gross revenue for the year ended December 31, 2011. As such, our consolidated results of operations and financial condition are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, access to liquidity, mark-to-market valuations and our ability to reinvest repayments of principal with respect to portfolio securities. The low interest rate environment that has persisted since the financial crisis began, and which is anticipated to continue in 2012 and beyond, limits our ability to maintain a net interest margin in line with our historical averages. Relative to many other major financial institutions, investment securities represent a greater percentage of our consolidated statement of condition and commercial loans represent a smaller percentage.

Our investment portfolio continues to have significant concentrations in certain classes of securities, including non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial disruption that began in mid-2007. We also have material holdings of non-U.S. mortgage-backed and asset-backed securities with exposures to European countries whose sovereign debt markets have experienced increased stress over the past year, are expected to continue to experience stress during 2012 and may continue to experience stress in the future. For further information, refer to the risk factor above titled “Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.”

Further, we hold a portfolio of state and municipal bonds. In view of the budget deficits that most states and many municipalities are currently incurring due to the continued depressed economic environment, the risks associated with this portfolio have increased.

If market conditions similar to those experienced in 2007 and 2008 were to return, our investment portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant non-credit losses in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010 with respect to these asset classes. In addition, deterioration in the credit quality of our portfolio holdings could result in other-than-temporary impairment. Our investment portfolio is further subject to changes in both domestic interest rates and foreign interest rates (primarily in Europe) and could be negatively impacted by a quicker than anticipated increase in interest rates. In addition, while approximately 89% of the carrying value of the securities in our investment portfolio is rated “AAA” or “AA,” if a material portion of our investment portfolio were to experience credit rating declines below investment grade, our capital ratios under the requirements of Basel II and Basel III could be adversely affected, which risk is greater with portfolios of investment securities than with loans or holdings of U.S. Treasury securities.

Our business activities expose us to liquidity and interest-rate risk.

In our business activities, we assume liquidity and interest-rate risk in our investment portfolio of longer- and intermediate-term assets, and our net interest revenue is affected by the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. Our ability to anticipate these changes or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and liability-management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative duration of assets and liabilities as well as the currencies in which they are denominated. Sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads generally have a constraining effect on our net interest revenue. In particular, if short-term interest rates rise, our net interest revenue is likely to decline, and any such decline could be material.

In addition, we may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or where the clients participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities at unfavorable prices, damaging our reputation as an asset manager and potentially exposing us to claims related to our management of the pools.

If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects could be adversely affected.

Liquidity management is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our sources of funds to:

•	extend credit to our clients in connection with our custody business;

•	meet demands for return of funds on deposit by clients; and

•	manage the pool of long- and intermediate-term assets that are included in investment securities on our consolidated statement of condition.

Because the demand for credit by our clients is difficult to forecast and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment portfolio is significantly longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent upon, access to various sources of short-term funding. At the same time, during periods of market uncertainty, the level of client deposits has in recent years tended to increase; however, since such deposits are considered to be transitory, we deposit excess deposits with central banks and in other highly liquid and low yielding instruments. These levels of excess client deposits, as a consequence, can increase our net interest revenue but adversely affect our net interest margin.

In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these deposits and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets. For example, the contraction in the number of counterparties for which we have a favorable credit assessment as a result of ongoing market disruptions has made it difficult for us to invest our available liquidity, which has adversely affected the rate of return that we have earned on these assets, which could adversely affect our ability to attract client deposits.

The availability and cost of credit in short-term markets are highly dependent upon the markets’ perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in the realization of a loss in our consolidated statement of income.

The global recession and financial crisis that began in mid-2007 have adversely affected us and increased the uncertainty and unpredictability we face in managing our businesses. Continued or additional disruptions in the global economy or financial markets could further adversely affect our business and financial performance.

Our businesses have been significantly affected by global economic conditions and their impact on financial markets. Since mid-2007, global credit and other financial markets have suffered from substantial volatility, illiquidity and disruption as a result of the global recession and financial crisis. The resulting economic pressure and lack of confidence in the financial markets have adversely affected our business, as well as the businesses of our clients and significant counterparties. These events, and the potential for continuing or additional disruptions, have also affected overall confidence in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income markets, have increased the uncertainty and unpredictability we face in managing our businesses and have had an adverse effect on our consolidated results of operations and financial condition.

While global economies and financial markets have shown initial signs of stabilizing, during 2011, U.S. sovereign debt, non-U.S. sovereign debt and numerous global financial services firms experienced credit downgrades, sovereign debt concerns in the Eurozone increased and key emerging economies, including those in India, China and Brazil, experienced reductions in the rate of their economic growth. The occurrence of additional disruptions in global markets or the worsening of economic conditions could adversely affect our businesses and the financial services industry in general, and also increases the difficulty and unpredictability of aligning our business strategies, infrastructure and operating costs in light of current and future market and economic conditions.

Market disruptions can adversely affect our revenue if the value of assets under custody, administration or management decline, while the costs of providing the related services remain constant due to the fixed nature of such costs. These factors can reduce our asset-based fee revenue and could adversely affect our other transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients, but the costs of providing the related services would not similarly decline. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also increases our foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease our market risk but also decreases our foreign exchange revenue.

In addition, as our business grows globally and as a greater percentage of our revenue is earned in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our consolidated expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. As our Investment Servicing product offerings within our Global Services and Global Markets businesses expand, in part to seek to take advantage of perceived opportunities arising under various regulatory reforms and resulting market changes, the degree of our exposure to various market and credit risks will evolve, potentially resulting in greater revenue volatility. We also will need to make additional investments to develop the operational infrastructure and to enhance our risk management capabilities to support these businesses, which may increase the operating expenses of such businesses or, if our risk management resources fail to keep pace with product expansion, result in increased risk of loss from our trading businesses.

We face extensive and changing government regulation, including changes to capital requirements under the Dodd-Frank Act, Basel II and Basel III, which may increase our costs and expose us to risks related to compliance.

Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the manner and terms of delivery of our services. As a financial institution with substantial international operations, we are subject to extensive regulatory and supervisory oversight, both in the U.S. and outside the U.S. The regulations affect, among other things, the scope of our activities and client services, our capital structure and our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our share repurchase actions, the manner in which we market our services and our interactions with foreign regulatory agencies and officials, for example, as a result of the Foreign Corrupt Practices Act. For example, the requirement that we maintain recovery and resolution plans, and organize our operations to facilitate such plans, could require us to operate our businesses in a less efficient manner than we have historically.

The Dodd-Frank Act, which became law in July 2010, will have a significant impact on the regulatory structure of the financial markets and will impose additional costs on us. While few of the regulations required to be implemented under Dodd-Frank are in final form, and while many regulations have not yet been proposed, the regulatory proposals to date could potentially have a significant impact on our businesses and State Street. For example, the provision of the so called “Volcker Rule” applicable to management or sponsorship of hedge funds and private equity funds would, as currently proposed, require that unaffiliated financial institutions provide custody services to some of the funds managed by SSgA, particularly those outside the U.S. Similarly, the proposed prudential rules applicable to “systemically important financial institutions,” or SIFIs, could significantly increase the amount of credit exposure attracted by our securities lending business and result in limiting business volumes to comply with credit concentration limits. Our current designation as a SIFI, and our initial designation as a “global systemically important bank,” or G-SIB, will subject us to incrementally higher capital and prudential requirements that will not be applicable to all of the financial institutions with whom we compete as a custodian, dealer or asset manager.

The Dodd-Frank Act and regulations implementing it also could adversely affect certain of our business operations and our competitive position, or those of our clients. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivatives, alters the regulatory capital treatment of trust preferred securities and other hybrid capital securities and revises the FDIC’s assessment base for deposit insurance. Provisions in the Dodd-Frank Act, as well as regulation in Europe, may also restrict the flexibility of financial institutions to compensate their employees. In addition, provisions in the Dodd-Frank Act may require changes to the existing Basel II capital rules or affect their interpretations by institutions or regulators, which could have an adverse effect on our ability to comply with Basel II regulations, our business operations, regulatory capital structure, regulatory capital ratios or our financial performance. The final effects of the Dodd-Frank Act on our business will depend largely on the implementation of the Act by regulatory bodies, which in many cases have been delayed, and the exercise of discretion by these regulatory bodies.

In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of Basel III and the Alternative Investment Fund Managers Directive and the potential adoption of the EU derivatives initiatives and revisions to the European collective investment fund, or UCITS, directive and the Markets in Financial Instruments Directive. Among current regulatory developments are proposed rules to enhance the responsibilities of custodians to their clients for asset losses. The Dodd-Frank Act and these other international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements and impose additional costs on us, and otherwise adversely affect our business operations and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could have the impact of increasing the cost of compliance for us.

The evolving regulatory environment, including changes to existing regulations and the introduction of new regulations, may also contribute to decisions we may make to suspend or withdraw from existing businesses, activities or initiatives. In addition to potential lost revenue associated with any such suspensions or withdrawals, any such suspensions or withdrawals may result in significant restructuring or related costs or exposures. For example, in December 2011, in response to challenging market conditions and an evolving regulatory environment, we initiated the withdrawal from our fixed-income trading initiative. This resulted in an $83 million restructuring charge in the fourth quarter of 2011 related to fair-value adjustments to the initiative’s trading portfolio resulting from our decision to withdraw from the initiative; severance and benefits costs; and costs associated with asset write-downs and contract terminations. In addition, as a result of the withdrawal from this initiative, we intend to wind down the initiative’s remaining trading portfolio. At December 31, 2011, this trading portfolio consisted primarily of derivative assets with an aggregate fair value of approximately $1.89 billion and derivative liabilities with an aggregate fair value of approximately $1.78 billion. Our consolidated results of operations for future periods during which the trading portfolio is wound down may be affected, potentially materially, by the impact of economic and market conditions, including changes in credit profiles and currency and yield spreads, on the valuation of, or trade execution for, the initiative’s remaining trading portfolio.

New or modified regulations and related regulatory guidance, including under Basel III and the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial services industry. The regulatory perspective, particularly that of the Federal Reserve Board, on regulatory capital requirements may affect our ability to make acquisitions, declare dividends or repurchase our common stock unless we can demonstrate, to the satisfaction of our regulators, that such actions would not adversely affect our regulatory capital position in the event of a severely stressed market environment. In addition, the implementation of certain of the proposals with regard to regulatory capital could affect our regulatory capital position.

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

Our business and capital-related activities, including our ability to return capital to shareholders and repurchase our capital stock, may be adversely affected by our implementation of the revised capital requirements under Basel II, Basel III and the Dodd-Frank Act or in the event our capital structure is determined to be insufficient as a result of mandated stress testing.

We are currently in the qualification period that is required to be completed prior to our full implementation of the Basel II regulatory capital rules. During the qualification period we must demonstrate that we comply with the Basel II requirements to the satisfaction of the Federal Reserve. During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the regulation and may require us to take certain actions to come into compliance that could adversely affect our business operations, regulatory capital structure, capital ratios or financial performance or otherwise restrict our growth plans or strategies. In addition, regulators could change the Basel II capital rules or their interpretations as they apply to State Street, potentially due to the rule-making associated with certain provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with Basel II.

Basel III, the Dodd-Frank Act and the regulatory rules to be adopted for the implementation of Basel III and the Dodd-Frank Act will result in an increase in the minimum levels of regulatory capital and liquidity that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated. In addition, we are required by the Federal Reserve to conduct periodic stress testing of our business operations, and our capital structure and liquidity management are subject to periodic review and stress testing by the Federal Reserve, which is used by the Federal Reserve to evaluate the adequacy of our regulatory capital and the potential requirement to maintain capital levels above regulatory minimums. Banking regulators have not yet issued final rules and guidance for our implementation of the revised capital and liquidity rules under Basel III and the Dodd-Frank Act. Consequently, we cannot determine at this time the alignment of our regulatory capital, business operations and strategies with the regulatory capital requirements to be implemented.

Our implementation of the new capital requirements may not be approved by the Federal Reserve and the Federal Reserve may impose capital requirements in excess of our expectations, and maintenance of high levels of liquidity may adversely affect our revenues. In the event our implementation of the new capital requirements under Basel III and the Dodd-Frank Act or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to repurchase our capital stock may be constrained and our business may be adversely affected.

Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.

Various independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. Our credit ratings were downgraded by each of the principal rating agencies during the first quarter of 2009, and in the fourth quarter of 2011, Standard & Poor’s revised its outlook for our credit ratings to negative from stable. A further downgrade or a significant reduction in our capital ratios might adversely affect our ability to access the capital markets or might increase our cost of capital. We cannot provide assurance that we will continue to maintain our current ratings.

The current market environment and our exposure to financial institutions and other counterparties, including sovereigns, increase the risk that we may not maintain our current ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products, may be negatively perceived by our clients or counterparties or may have other adverse reputational effects.

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

We may need to raise additional capital in order to maintain our credit ratings, in response to changes in regulatory capital rules or for other purposes, including financing acquisitions. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. In the event of rising interest rates, disruptions in financial markets, negative perception of our business or financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us, which could adversely affect our business and ability to implement our business plan and strategic goals, including the financing of acquisitions.

We may not be successful in implementing our announced multi-year program to transform our operating model.

In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational efficiencies, plans for entering or exiting business lines or geographic markets, plans for acquiring or disposing of businesses and plans to build new systems and other infrastructure, to engage third-party service providers and to address staffing needs. On November 30, 2010, we announced a multi-year program to enhance service excellence and innovation, increase efficiencies and position us for accelerated growth.

Operating model transformations, including this program, entail significant risks. The program, and any future strategic or business plan we implement, may prove to be inadequate for the achievement of the stated objectives, may result in increased or unanticipated costs or risks, may result in earnings volatility, may take longer than anticipated to implement, may involve elements reliant upon the performance of third parties and may not be successfully implemented. In particular, elements of the program include investment in new technologies, such as private processing clouds, to increase global computing capabilities, and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and solutions, the use of service providers associated with components of our technology infrastructure and application maintenance and support and the enhancement of the security of our systems. The transition to new operating models and technology infrastructure may cause disruptions in our relationships with clients, employees and vendors and may present other unanticipated technical, operational or other hurdles.

The success of the program and our other strategic plans could also be affected by continuing market disruptions and unanticipated changes in the overall market for financial services and the global economy. We also may not be able to abandon or alter these plans without significant loss, as the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to generate any related revenues. Accordingly, our business, our consolidated results of operations and our consolidated financial condition may be adversely affected by any failure or delay in our strategic decisions, including the program or elements thereof. For additional information about the program, see “Consolidated Results of Operations—Expenses” in Management’s Discussion and Analysis, included under Item 7, and note 20 to the consolidated financial statements included under Item 8.

Our businesses may be adversely affected by litigation.

From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of fiduciary or contractual responsibilities. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation or on client demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition.

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

We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely impacted our revenue from such trading and may cause our revenue from such trading to decline in the future.

Our custody clients are not required to execute foreign exchange transactions with us. To the extent they execute foreign exchange trades with us, they generally execute a greater volume using our direct methods of execution at negotiated rates or spreads than they execute using our “indirect” methods at rates we establish. Where our clients or their investment managers choose to use our indirect foreign exchange execution methods, generally they elect that service for trades of smaller size or for currencies where regulatory or operational requirements cause trading in such currencies to present greater operational risk and costs. Given the nature of these trades and other features of our indirect foreign exchange service, we generally charge higher rates for indirect execution than we charge for other trades, including trades in the interbank currency market.

In October 2009, the Attorney General of the State of California commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code relating to indirect foreign exchange services State Street Bank provides to certain California state pension plans. The California Attorney General has asserted that the rates at which these plans executed indirect foreign exchange transactions were not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General has asserted actual damages of $56 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.

In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolved a dispute related to the manner in which we priced some indirect foreign exchange transactions during our ten-year relationship with the State of Washington. Our contract with the State of Washington and related disclosures to the State of Washington were significantly different from those at issue in our ongoing litigation in California.

We provide custody and principal foreign exchange services to government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney’s offices, the U.S. Department of Labor and the U.S. Securities and Exchange Commission, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. Given that many of these inquiries are ongoing, we can provide no assurance that litigation or regulatory proceedings will not be brought against us or as to the nature of the claims that might be alleged. Such litigation or proceedings may be brought on theories similar to those advanced in California or Washington or on alternative theories of liability.

We offer indirect foreign exchange services such as those we offer to the California pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. A putative class action was filed in Massachusetts in February 2011 that seeks unspecified damages on behalf of all custodial clients that executed indirect foreign exchange transactions through State Street since 1998. A second putative class action was filed in Massachusetts in November 2011 that seeks unspecified damages on behalf of all ERISA clients that executed indirect foreign exchange transactions with State Street since 2001. The putative class actions allege, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice, a breach of a duty of loyalty and a breach of our obligations under ERISA.

We can provide no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether any other proceedings might be commenced against us by clients or government authorities. For example, the New York Attorney General and the United States Attorney for the Southern District of New York, each of which has brought indirect foreign exchange-related legal proceedings against one of our competitors, have made inquiries to us about our indirect foreign exchange execution methods. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.

We cannot predict the outcome of any pending proceedings or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages. The resolution of pending proceedings or any that may be filed or threatened could have a material adverse effect on our future consolidated results of operations and our reputation. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our trading revenue depends upon the difference between the rates we set for indirect trades and indicative interbank market rates on the date when trades settle.

The heightened regulatory and media scrutiny on indirect foreign exchange services could result in pressure on our pricing of these services or in clients reducing the volume of trades executed through these services, each of which would have an adverse impact on the revenue from, and profitability of, these services for us. Some custody clients or their investment managers have elected to change the manner in which they execute foreign exchange with us or have decided not to use our foreign exchange execution methods. For the year ended December 31, 2011, our revenue from indirect foreign exchange services decreased by 1% compared to the year ended December 31, 2010. We expect the market, regulatory and other pressures on our indirect foreign exchange service to increase in 2012. We intend to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by service options. There can be no assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange services, or to use alternatives to our existing indirect foreign exchange services, will choose alternatives offered by us. Accordingly, our revenue from these services may decline.

We may incur losses, which could be material to our financial performance in the periods incurred, arising from bankruptcy-related claims by and against Lehman entities in the U.S. and the U.K.

We have claims against Lehman entities in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe to Lehman entities. These claims and amounts owed arise from the resolution of transactions that existed at the time the Lehman entities entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. In the aggregate, the amounts that we believe we owe Lehman entities, as reflected in our submissions in the bankruptcy proceedings, are less than our estimate of the realizable value of the claims we have asserted against Lehman entities. However, we may recognize gains and losses in different periods depending in part on the timing and sequence of the resolution of the claims by us and against us in the different proceedings.

In addition, the process for resolving these claims and obligations is complex and may continue for some time. While the bankruptcy courts in the U.S. have approved the majority of our claims, the process is not as advanced in the United Kingdom. Certain of our clients had entered into securities lending arrangements and/or repurchase agreements with Lehman’s U.K. affiliate. In accordance with the terms of our lending program and repurchase agreement product, we have indemnified those clients against loss in connection with the resolution of these arrangements, and we have sold or taken possession of the related collateral, which included asset-backed securities.

For purposes of the resolution of securities lending arrangements and repurchase agreements in the U.K. in connection with the Lehman bankruptcy proceedings, we valued the asset-backed securities at their assumed liquidation values, in each case reflecting the absence of an active trading market for these securities following the bankruptcy of Lehman. We subsequently recorded these assets in our consolidated statement of condition at a significantly greater value, based on relevant market conditions and our assessment of their fair value in accordance with GAAP at that time. As a result of these valuation decisions, we determined that there was a shortfall in the collateral supporting the repurchase agreements, and we applied the excess collateral supporting Lehman’s obligations under securities lending. The administrators for Lehman’s U.K. affiliate have and may continue to challenge our claims.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, with respect to prime broker arrangements we had with Lehman entities.

In our capacity as manager and trustee, we appointed Lehman as prime broker for certain common trust funds. Of the seven investors in these funds, we have entered into settlements with three clients (one of which was entered into after the client obtained a €42 million judgment from a Dutch court), and three others have ongoing litigation against us. The aggregate net asset value, at September 15, 2008 (the date two of the Lehman entities involved entered into insolvency proceedings), of cash and securities held by Lehman entities attributable to the four clients with whom we have not entered into settlement agreements was approximately $143 million. The claims of these clients should be reduced by the value of the distributions from the Lehman entities to these common trust funds, which amounts cannot be determined at this time. There can be no assurance as to the outcome of these proceedings, and an adverse resolution could have a material adverse effect on our results of operations in the fiscal period or periods in which resolved.

Our reputation and business prospects may be damaged if our clients incur substantial losses in investment pools where we act as agent.

Our management of collective investment pools on behalf of clients exposes us to reputational risk and, in some cases, operational losses. If our clients incur substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share), receive redemptions as in-kind distributions rather than in cash, or experience significant under-performance relative to the market or our competitors’ products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate. While it is currently not our intention, any decision by us to provide financial support to our investment pools to support our reputation in circumstances where we are not statutorily or contractually obligated to do so would potentially result in the recognition of significant losses and could in certain situations require us to consolidate the investment pools onto our consolidated statement of condition. A failure or inability to provide such support could damage our reputation among current and prospective clients.

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

In 2007, the net asset value of the assets held by the agency lending collateral pools declined below $1.00 per unit. The agency lending collateral pools continued to transact purchases and redemptions at a constant net asset value of $1.00 per unit even though the market value of the collateral pools’ portfolio holdings, determined using pricing from third-party pricing sources, has been below $1.00 per unit. This difference between the transaction value used for purchase and redemption activity and the market value of the collateral pools’ assets arose, depending upon the collateral pool, at various points since the commencement of the financial crisis in mid-2007 and has declined but persisted throughout 2008, 2009, 2010 and 2011.

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

As of December 31, 2011, the aggregate net asset value of the duration pools was approximately $3.3 billion, and as of such date the return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $198 million, which amount is expected to be eliminated as the assets in the duration pools mature or amortize.

We may incur losses, which could be material to our consolidated results of operations in the period incurred, as a result of our past practice of effecting purchase and redemptions of interests in the collateral pools based upon a consistent $1.00 per unit net asset value during periods when those pools had a market value of less than $1.00 per unit.

We believe that our practice of effecting purchases and redemptions of units of the collateral pools at $1.00 per unit, notwithstanding that the underlying portfolios have a market value of less than $1.00 per unit, complied with the terms of our unregistered cash collateral pools and was in the best interests of participants in the agency lending program and the SSgA lending funds. We continued this practice until June 30, 2010 for the SSgA lending funds and until the end of 2010 for the agency lending collateral pools for a number of reasons, including that none of the securities in the cash collateral pools were in default or considered to be materially impaired, and that the collective investment funds restricted withdrawals.

Although the market value of the assets in the collateral pools has improved since 2008, a portion of these assets are floating rate instruments with several years of remaining maturity; consequently, the rate of valuation improvement for the duration pools has slowed and the market value may decline again as a result of changes in market sentiment or in the credit quality of such instruments. In addition, the assets of the liquid pools are currently insufficient to satisfy in full the obligations of participants in the agency lending program to return cash collateral to borrowers. Participants in the agency lending program who received units of the duration pool, or who previously received in-kind redemptions from the agency lending collateral pools, could seek to assert claims against us in connection with either their loss of liquidity or unrealized mark-to-market losses. If such claims were successfully asserted, such a resolution could adversely affect our results of operations in future periods.

The illiquidity and volatility of global fixed-income and equity markets has affected our ability to effectively and profitably manage assets on behalf of clients and may make our products less attractive to clients.

We manage assets on behalf of clients in several forms, including in collective investment pools, money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. In addition to the impact on the market value of client portfolios, at various times since 2007 the illiquidity and volatility of both the global fixed-income and equity markets have negatively affected our ability to manage client inflows and outflows from our pooled investment vehicles. Within our asset management business, we manage investment pools, such as mutual funds and collective investment funds that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients.

During the market disruption that accelerated following the bankruptcy of Lehman, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all client demands in these investment pools without adversely affecting the return to non-withdrawing clients became more difficult. For clients that have invested directly or indirectly in certain of the collateral pools and have sought to terminate their participation in lending programs, we have required, in accordance with the applicable client arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities.

In the case of SSgA funds that engage in securities lending, we implemented limitations, which were terminated in 2010, on the portion of an investor’s interest in such fund that may be withdrawn during any month, although such limitations do not apply to participant-directed activity in defined contribution plans. If higher than normal demands for liquidity from our clients were to return to post-Lehman-bankruptcy levels or increase, managing the liquidity requirements of our collective investment pools could become more difficult and, as a result, we may elect to support the liquidity of these pools. If such liquidity problems were to re-occur, our relationships with our clients may be adversely affected; we could, in certain circumstances, be required to consolidate the investment pools, levels of redemption activity could increase and our consolidated results of operations and business prospects could be adversely affected.

In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.

Alternatively, although we have no such obligations or arrangements currently in place, we have in the past guaranteed, and may in the future guarantee, liquidity to investors desiring to make withdrawals from a fund, and making a significant amount of such guarantees could adversely affect our own liquidity and financial condition. Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity demands of our clients. The extreme volatility in the equity markets has led to potential for the return on passive and quantitative products deviating from their target returns. The temporary closures of securities exchanges in certain markets create a risk that client redemptions in pooled investment vehicles may result in significant tracking error and under-performance relative to stated benchmarks. Any failure of the pools to meet redemption requests or to under-perform relative to similar products offered by our competitors could harm our business and our reputation.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationship with many of our clients is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues with respect to one or more of our businesses, counterparties, clients or vendors could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems, procedures and relationships that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations. If any of these developments has a material effect on our reputation, our business will suffer. For example, in the latter part of 2011, our transition management revenue was adversely affected by compliance issues in our U.K. business, the reputational impact of which may adversely affect our revenue from transition management in 2012. Similar or other reputational effects in this or other businesses could similarly or more significantly affect our business or financial performance.

Cost shifting to non-U.S. jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.

We actively strive to achieve cost savings by shifting certain business processes to lower-cost geographic locations, including by forming joint ventures and by establishing operations in lower cost locations, such as Poland, India, the Philippines and China, and by outsourcing to vendors in various jurisdictions. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these business operations, as well as the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist regarding the continuity of a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be impacted by regulatory and client acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that may offset or exceed the expected financial benefits of the lower-cost locations.

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems could result in significant costs and reputational damage.

Our businesses depend on information technology infrastructure, both internal and external, to record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets. During 2011 and 2010, several financial services firms suffered successful computer systems hacking launched domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We, like other financial services firms, will continue to face increasing cyber security threats. Any interruptions, delays, breakdowns or breach, including as a result of cyber security breaches, of our, or of our counterparties’ or business partners’, information technology infrastructure, including improper employee actions, could result in significant costs and exposures to us, including regulatory fines, loss of confidential, personal or proprietary information and damage to our reputation, and they may also jeopardize our ability to perform our services to clients.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. In addition, we may infringe upon claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others or that the technology does not have the acceptance in the marketplace that we anticipated.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and/or retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable, or which may become applicable, to banks and that potentially are not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our clients’ perception of our ability to continue to manage certain types of investment management mandates or to provide other services to them.

We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker-dealers, outsourcing companies and data processing companies. Ongoing consolidation within the financial services industry could pose challenges in the markets we serve, including potentially increased downward pricing pressure across our businesses.

Some of our competitors, including our competitors in core services, have substantially greater capital resources than we do. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.

Acquisitions, strategic alliances and divestiture pose risks for our business.

As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. In 2011, we completed our acquisitions of Bank of Ireland Asset Management, or BIAM; Complementa Investment-Controlling AG, or Complementa; and Pulse Trading, Inc., or Pulse. Also during 2011, we continued the integration of our 2010 acquisitions of Intesa Sanpaolo’s securities services business and Mourant International Finance Administration, or MIFA. We undertake transactions of varying sizes such as these to, among other reasons, expand our geographic footprint, access new clients, technologies or services, develop closer relationships with our business partners, efficiently deploy capital or leverage cost savings or other financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital and diminished competitive position or reputation.

Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, managerial, operational and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances may under-perform relative to the price paid or the resources committed by us, we may not achieve anticipated cost savings or we may otherwise be adversely affected by acquisition-related charges. Further, past acquisitions, including the acquisitions of the Intesa securities services business, MIFA, BIAM, Complementa and Pulse, have resulted in the recording of goodwill and other significant intangible assets on our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under current proposals, and we may be required to record impairment in our consolidated statement of income in future periods if we determine that we will not realize the value of these assets. Through our acquisitions we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk mitigants we put in place may not be sufficient to address these liabilities and contingencies.

Various regulatory approvals or consents are generally required prior to closing of acquisitions, which may include approvals of the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Some acquisitions we announce may not be completed, if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.

The integration of our acquisitions results in risks to our business and other uncertainties.

The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings, as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in client dissatisfaction and defection. Clients of asset servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these clients or a significant reduction in revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions. With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with clients or employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

Long-term contracts expose us to pricing and performance risk.

We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services, primarily for conversions, to clients, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts. The profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner, control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in the assets under the clients’ management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross-sell additional services to these clients, and we may be unable to do so.

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

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external, including service provider, risks in our various businesses. Among risks realized by other financial institutions resulting from inadequate controls is the risk that an individual in a position to engage in trading on the institution’s behalf, or on behalf of the institution’s clients, exceeds authorized limits or causes trading losses to be unrecognized. The financial and reputational impact of such control failures can be significant.

In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations.

Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that give rise to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We face the risk that the policies, procedures and systems we have established to comply with our operational requirements will fail, be inadequate or become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervisory or monitoring mechanisms, service provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses.

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

Changes in accounting standards may be difficult to predict and may adversely affect our consolidated financial statements.

New accounting standards, including the potential adoption of International Financial Reporting Standards, or changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board, the International Accounting Standards Board or the SEC, can potentially affect our consolidated results of operations, cash flows and financial condition. These changes are difficult to predict, and can materially affect how we record and report our consolidated results of operations, cash flows and financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of prior period consolidated financial statements.

Changes in tax laws, rules or regulations, challenges to our tax positions with respect to historical transactions, and changes in the composition of our pre-tax earnings may increase our effective tax rate and thus adversely affect our consolidated financial statements.

Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal government, state governments and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our business that could have a negative impact on our after-tax earnings. In addition, the expiration at the end of 2011 of certain U.S. tax laws that favorably affected the taxation of our overseas operations could begin to affect the results of those operations by the end of 2012. Although these U.S. tax laws have previously expired and been re-enacted, it is uncertain whether they will be re-enacted again.

In the normal course of our business, we are subject to review by U.S. and non-U.S. tax authorities. A review by any such authority could result in an increase in our recorded tax liability. In addition to the aforementioned risks, our effective tax rate is dependent on the nature and geographic composition of our pre-tax earnings and could be negatively affected by changes in these factors.

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

We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest rate risk and business risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset management and liability management and whether to change business strategy. In all of these uses, errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences. Because of our widespread usage of models, potential errors in models pose an ongoing risk to us.

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

Acts of terrorism or the emergence of a pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from terrorism and pandemic; however, forecasting or addressing all potential contingencies is not possible for events of this nature. Acts of terrorism, either targeted or broad in scope, could damage our physical facilities, harm our employees and disrupt our operations. A pandemic, or concern about a possible pandemic, could lead to operational difficulties and impair our ability to manage our business. Acts of terrorism and pandemics could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial markets.

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

We occupy a total of approximately 8.7 million square feet of office space and related facilities around the world, of which approximately 7.7 million square feet are leased. Of the total leased space, approximately 3.3 million square feet are located in eastern Massachusetts. An additional 1.5 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.9 million square feet in the U.K. and elsewhere in Europe, and approximately 1.0 million square feet in the Asia/Pacific region.

Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of this building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year, non-cancelable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for 153,390 square feet of the building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1,100,000 square feet (720,000 square feet owned and 380,000 square feet leased), function as State Street Bank’s principal operations facilities. We occupy an office building in the U.K., utilized by certain of our operations in that country, where we lease approximately 362,000 square feet under a 20-year capital lease expiring in 2028.

We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in note 19 to the consolidated financial statements included under Item 8.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition or cash flows, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not recorded a reserve with respect to the claims discussed and do not believe that potential exposure, if any, as to any matter discussed can be reasonably estimated.

SSgA

The SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement, announced in the first quarter of 2010, with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed-income strategies remain pending. The U.S. Attorney’s office in Boston and the Financial Industry Regulatory Authority have also requested information in connection with our active-fixed income strategies.

One of the four lawsuits by investors was filed by Prudential Retirement Insurance and Annuity Co. in 2007 in New York federal court. Prudential sought damages in excess of the compensation it received from the fair fund established by State Street in the first quarter of 2010 in connection with the regulatory settlement noted above. Prudential is also seeking related costs, including pre-judgment interest and attorneys’ fees. On February 3, 2012, the Court issued a ruling finding that Prudential is entitled to a payment from State Street, after adjustment for the compensation received from the fair fund, in the amount of $28.1 million. This award may ultimately be increased if the Court awards Prudential interest and costs. We intend to appeal the Court’s February 3, 2012 ruling. The timing of the remaining phases of further trial proceedings or of any appeal cannot currently be determined. Two of the other three lawsuits by individual investors are in federal court in Texas, with one scheduled for trial in March 2012, and the other is in federal court in New York. The plaintiffs in these lawsuits also seek to recover amounts in excess of their compensation from the fair fund established by the 2010 settlement, along with pre-judgment interest, attorneys’ fees and punitive damages.

We estimate that our exposure in the Prudential and three other lawsuits may be, in the aggregate, in a range from $0 to approximately $90 million. This estimated exposure range includes estimated pre-judgment interest and attorneys’ fees, if awarded. The estimated exposure range does not include any potential awards of claimed punitive damages, which cannot reasonably be estimated. The actual amount, if any, of our ultimate aggregate liability in the Prudential and three other lawsuits may be more or less than the top of the estimated range. We have not established a reserve with respect to these matters.

We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed funds which challenges the division of our securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent. The action alleges, among other things, that State Street breached its fiduciary duty to investors in the SSgA lending funds. The plaintiff contends that State Street’s agency lending clients received more favorable fee splits than did clients of the SSgA lending funds.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some clients who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven clients were invested in such funds, of which three currently have suits pending against us. Two cases are pending in federal court in Boston and the third is pending in Nova Scotia. We have entered into settlements with three clients, one of which was entered into after the client obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the four clients with whom we have not entered into settlement agreements had approximately $143 million invested in the funds at issue. We have not established a reserve with respect to any of the unsettled claims.

Through SSgA, we acted as collateral manager for several collateralized debt obligation, or CDO, transactions structured and offered through other financial institutions. A CDO is an asset-backed security constructed from a portfolio of fixed-income assets such as residential mortgage-backed securities or other CDO securities. In April 2011, a purchaser of $10 million of notes from one CDO (Markov CDO I, Ltd.) commenced an action against us and the offering bank in federal court in New York. The suit alleges, among other things, that the offering bank had financial interests that conflicted with those of the investors, and designed the CDO to fail. The complaint also alleges that SSgA failed to independently manage the CDO portfolio, and that, as a result, misrepresented its role as collateral manager. The plaintiff asserts various fraud-related claims and seeks compensatory and punitive damages. In addition, the Massachusetts Secretary of State is conducting an investigation of disclosures we made to prospective investors in our role as collateral manager for a second CDO (Carina CDO, Ltd.).

Securities Finance

Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately $28.5 million as of December 31, 2011. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

We have been informed by the Staff of the SEC that its investigation, previously reported by us, with respect to the SSgA lending funds and the agency lending program has been closed.

Foreign Exchange

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

In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserted actual damages of $56 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.

In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington. Our contractual obligations and related disclosures to the State of Washington were significantly different from those presented in our ongoing litigation in California.

We provide custody and principal foreign exchange services to government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney’s offices, the U.S. Department of Labor and the U.S. Securities and Exchange Commission, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. We continue to respond to such inquiries and subpoenas.

We offer indirect foreign exchange services such as those we offer to the California pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty. A second putative class action is currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street between 2001 and 2009. The complaint, originally filed in federal court in Baltimore, alleges that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange transactions with State Street. The complaint seeks unspecified damages, disgorgement of profits, and other equitable relief.

We have not established a reserve with respect to any of the pending legal proceedings relating to our indirect foreign exchange services. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether any other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.

We cannot predict the outcome of any pending proceedings or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages. The resolution of pending proceedings or any that may be filed or threatened could have a material adverse effect on our future consolidated results of operations and our reputation. Our revenue calculations reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our trading revenue depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.

Shareholder Litigation

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

Lehman Entities

We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During the third quarter of 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court has allowed those claims in the amount of $400 million. The amount we ultimately collect will be subject to the availability of assets in those estates. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our allowed and/or realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, it remains likely that the resolution of these matters could occur in different periods, potentially resulting in the recognition of gains or losses in different periods.

Investment Servicing

State Street Bank is named as a defendant in three complaints filed in federal court in Boston in January 2012 by investment management clients of TAG Virgin Islands, Inc., or TAG, which hold custodial accounts with State Street. The complaints, collectively, allege claims for breach of contract, gross negligence, negligence, negligent misrepresentation, unjust enrichment, breach of fiduciary duty and aiding and/or abetting a breach of fiduciary duty, in connection with certain assets managed by TAG and custodied with State Street. One complaint is an individual action. Two of the complaints are putative class actions asserted on behalf of certain persons or entities who were clients of TAG and entered into a custodial relationship with State Street and/or its predecessors in interest. Collectively, the complaints seek relief including claimed damages in excess of $100 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with regard to each of our executive officers as of February 24, 2012.

Name	Age	Position
Joseph L. Hooley	54	Chairman, President and Chief Executive Officer
Joseph C. Antonellis	57	Vice Chairman
Jeffrey N. Carp	55	Executive Vice President, Chief Legal Officer and Secretary
John L. Klinck, Jr.	48	Executive Vice President
Andrew Kuritzkes	51	Executive Vice President and Chief Risk Officer
James J. Malerba	57	Executive Vice President, Corporate Controller and Chief Accounting Officer
Peter O’Neill	53	Executive Vice President
James S. Phalen	61	Executive Vice President
Scott F. Powers	52	President and Chief Executive Officer of State Street Global Advisors
Alison A. Quirk	50	Executive Vice President
Edward J. Resch	59	Executive Vice President and Chief Financial Officer
Michael F. Rogers	54	Executive Vice President

All executive officers are appointed by the Board of Directors. All officers hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.

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

Mr. O’Neill has served as Executive Vice President and head of Global Markets and Global Services in the Asia/Pacific region since April 2009. He joined State Street in 1985 and has held several senior positions during his tenure, including his appointment in January 2000 as managing director of State Street Global Markets in Europe. This role was expanded in June 2006 to include responsibility for Investor Services for the United Kingdom, Middle East and Africa.

Mr. Phalen joined State Street in 1992 and has served as Executive Vice President and head of Global Operations, Technology and Product Development since March 2010. Prior to that, starting in 2003, he served as Executive Vice President of State Street and Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of SSgA, following which he returned to his role as head of international operations for Investment Servicing and Investment Research and Trading.

Mr. Powers joined State Street in 2008 as President and Chief Executive Officer of State Street Global Advisors. Prior to joining State Street, Mr. Powers served as Chief Executive Officer of Old Mutual US, the U.S. operating unit of London-based Old Mutual plc, an international savings and wealth management company, from 2001 through 2008.

Ms. Quirk joined State Street in 2002, and since January 2012 has served as Chief Human Resources and Citizenship Officer. She has served as Executive Vice President and head of Global Human Resources since March 2010. Prior to that, Ms. Quirk served as Executive Vice President in Global Human Resources and held various senior roles in that group.

Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. He also served as Treasurer from 2006 until January 2008. Prior to joining State Street, Mr. Resch was Chief Financial Officer of Pershing, a Credit Suisse First Boston subsidiary, and prior to that, he served as Managing Director and Chief Accounting Officer of Donaldson, Lufkin & Jenrette, Inc. and as Chief Financial and Administrative Officer of that firm’s capital markets group.

Mr. Rogers joined State Street in 2007 as part of our acquisition of Investors Financial Services Corp., and he has served as Executive Vice President and head of Global Markets and Global Services - Americas since November 2011. He has served as head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held since 2009. From State Street’s acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. in various capacities, most recently as President beginning in 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 3,749 shareholders of record as of January 31, 2012. Information concerning the market prices of, and dividends on, our common stock during the past two years is included under Item 8, under the caption “Quarterly Summarized Financial Information,” and is incorporated herein by reference.

In March 2011, we announced a new program under which the purchase by us of up to $675 million of our common stock in 2011 was authorized by our Board of Directors. During 2011, we purchased approximately 16.3 million shares of our common stock under this program, and as of December 31, 2011, no purchase authority remained under the program.

The following table presents purchases of our common stock and related information for the three months ended December 31, 2011.

(Dollars in millions, except per share amounts, shares in thousands) Period	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
October 1 - October 31, 2011	1,528	$40.15	$61	$164
November 1 - November 30, 2011	4,086	40.05	164	—
December 1 - December 31, 2011	—	—	—	—

Total	5,614	$40.08	$225	—

Additional information about our common stock, including Board of Directors authorization with respect to purchases by us of our common stock, is provided under “Capital-Regulatory Capital” in Management’s Discussion and Analysis, included under Item 7, and in note 12 to the consolidated financial statements included under Item 8, and is incorporated herein by reference.

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

Payment of common stock dividends by State Street Bank is subject to the provisions of Massachusetts banking law, which provide that dividends may be paid out of net profits provided (i) capital stock and surplus remain unimpaired, (ii) dividend and retirement fund requirements of any preferred stock have been met, (iii) surplus equals or exceeds capital stock, and (iv) losses and bad debts, as defined, in excess of reserves specifically established for such losses and bad debts, have been deducted from net profits. Under the Federal Reserve Act and Massachusetts state law, regulatory approval of the Federal Reserve and the Massachusetts Division of Banks would be required if dividends declared by State Street Bank in any year exceeded the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

In 2011, the parent company declared aggregate common stock dividends of $0.72 per share, or approximately $358 million. In 2010, the parent company declared aggregate common stock dividends of $0.04 per share, or $20 million. The 2011 common stock dividends represented the first increase in our common stock dividend since we announced a reduction of such dividends in the first quarter of 2009. The prior approval of the Federal Reserve is required for us to pay future common stock dividends. Information about dividends from the parent company and from our subsidiary banks is provided under “Capital—Regulatory Capital” in Management’s Discussion and Analysis, included under Item 7, and in note 15 to the consolidated financial statements included under Item 8, and is incorporated herein by reference. Future dividend payments of State Street Bank and other non-banking subsidiaries cannot be determined at this time.

As of December 31, 2011, the parent company had $500 million outstanding in aggregate liquidation preference of its series A preferred stock. Holders of shares of the preferred stock are entitled to receive non-cumulative cash dividends, only when, as and if declared by the parent company’s Board of Directors. Any dividends on the preferred stock are calculated at a rate per annum equal to the three-month LIBOR for the relevant three-month period plus 4.99%, with such dividend rate applied to the outstanding liquidation preference of the preferred stock. Dividend payment dates for the preferred stock are March 15, June 15, September 15 and December 15 of each year. The parent company may pay a partial dividend or skip a dividend payment on the preferred stock at any time. However, unless full dividends are paid (or declared, with funds set aside for payment) on all outstanding shares of preferred stock, in general and among other restrictions, no cash dividend may be declared on the common stock nor may the parent company purchase shares of its common stock. For a complete description of our preferred stock, including dividend rights and related provisions, refer to our restated articles of organization, as amended, included in Exhibit 3.1 to this Form 10-K.

Information about our equity compensation plans is included under Item 12 and in note 14 to the consolidated financial statements included under Item 8, and is incorporated herein by reference.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The graph presented below compares the cumulative total shareholder return on State Street’s common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2006 at the closing price on the last trading day of 2006, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 81 of the Standard & Poor’s 500 companies, representing 27 diversified financial services companies, 22 insurance companies, 17 real estate companies and 15 banking companies.

Comparison of Five-Year Cumulative Total Shareholder Return

	2006	2007	2008	2009	2010	2011
State Street Corporation	$100	$122	$60	$67	$71	$63
S&P 500 Index	100	105	66	84	97	99
S&P Financial Index	100	81	36	43	48	40

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2011	2010	2009	2008	2007
Total fee revenue	$7,194	$6,540	$5,935	$7,747	$6,633
Net interest revenue	2,333	2,699	2,564	2,650	1,730
Gains (Losses) related to investment securities, net(1)	67	(286)	141	(54)	(27)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	350	—

Total revenue	9,594	8,953	8,640	10,693	8,336
Provision for loan losses	—	25	149	—	—
Expenses:
Expenses from operations	6,789	6,176	5,667	6,780	5,768
Provision for fixed-income litigation exposure(2)	—	—	250	—	467
Securities lending charge	—	414	—	—	—
Provision for investment account infusion	—	—	—	450	—
Acquisition costs(3)	16	96	49	115	198
Restructuring charges	253	156	—	306	—
Provision for indemnification exposure	—	—	—	200	—

Total expenses	7,058	6,842	5,966	7,851	6,433

Income before income tax expense and extraordinary loss	2,536	2,086	2,525	2,842	1,903
Income tax expense(4)(5)	616	530	722	1,031	642

Income before extraordinary loss	1,920	1,556	1,803	1,811	1,261
Extraordinary loss, net of taxes	—	—	(3,684)	—	—

Net income (loss)	$1,920	$1,556	$(1,881)	$1,811	$1,261

Adjustments to net income (loss)(6)	(38)	(16)	(163)	(22)	—

Net income before extraordinary loss available to common shareholders	$1,882	$1,540	$1,640	$1,789	$1,261

Net income (loss) available to common shareholders	$1,882	$1,540	$(2,044)	$1,789	$1,261

PER COMMON SHARE:
Earnings per common share before extraordinary loss:
Basic	$3.82	$3.11	$3.50	$4.32	$3.49
Diluted	3.79	3.09	3.46	4.30	3.45
Earnings (Loss) per common share:
Basic	$3.82	$3.11	$(4.32)	$4.32	$3.49
Diluted	3.79	3.09	(4.31)	4.30	3.45
Cash dividends declared	.72	.04	.04	.95	.88
Closing market price (at year end)	$40.31	$46.34	$43.54	$39.33	$81.20

AT YEAR END:
Investment securities	$109,153	$94,130	$93,576	$76,017	$74,559
Total assets	216,673	160,505	157,946	173,631	142,543
Deposits	157,287	98,345	90,062	112,225	95,789
Long-term debt	8,134	8,550	8,838	4,419	3,636
Total shareholders’ equity	19,398	17,787	14,491	12,774	11,299
Assets under custody and administration (in billions)	21,807	21,527	18,795	15,907	20,213
Assets under management (in billions)	1,858	2,010	1,951	1,466	1,996
Number of employees	29,740	28,670	27,310	28,475	27,110

RATIOS:
Return on common shareholders’ equity before extraordinary loss	10.0%	9.5%	13.2%	14.8%	13.4%
Return on average assets before extraordinary loss	1.09	1.02	1.12	1.11	1.02
Common dividend payout before extraordinary loss	18.83	1.29	1.17	22.40	25.25
Average common equity to average total assets	10.9	10.8	8.5	7.5	7.6
Net interest margin, fully taxable-equivalent basis	1.67	2.24	2.19	2.08	1.71
Tier 1 risk-based capital	18.8	20.5	17.7	20.3	11.2
Total risk-based capital	20.5	22.0	19.1	21.6	12.7
Tier 1 leverage ratio	7.3	8.2	8.5	7.8	5.3

(1)	Amount for 2010 included a net sale loss related to a repositioning of the investment portfolio.

(2)	Amount for 2007 was composed of a provision for legal exposure of $600 million, a reduction of compensation and employee benefits expense of $141 million, and other expenses of $8 million.

(3)

Amount for 2011 reflected a $55 million indemnification benefit for an income tax claim related to the 2010 acquisition of the Intesa securities services business; amount for 2010 included a $7 million tax on bonus payments to employees in the U.K.

(4)

Amount for 2011 reflected a discrete income tax benefit of $103 million related to former conduit assets, and included income tax expense of $55 million related to the tax indemnification benefit described in note (3).

(5)	Amount for 2010 reflected a discrete income tax benefit of $180 million related to former conduit assets.

(6)

Amount for 2011 represented preferred stock dividends and the allocation of earnings to participating securities using the two-class method. Amount for 2010 represented the allocation of earnings to participating securities using the two-class method. Amounts for 2009 and 2008 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

STATE STREET CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management’s Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At December 31, 2011, we had total assets of $216.83 billion, total deposits of $157.29 billion, total shareholders’ equity of $19.40 billion and 29,740 employees. With $21.81 trillion of assets under custody and administration and $1.86 trillion of assets under management at year-end 2011, we are a leading specialist in meeting the needs of institutional investors worldwide.

We have two lines of business:

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; record-keeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

Investment Management, through State Street Global Advisors, or SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds.

For financial and other information about our lines of business, refer to “Line of Business Information” in this Management’s Discussion and Analysis and note 24 to the consolidated financial statements included under Item 8.

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements included under Item 8. Certain previously reported amounts presented have been reclassified to conform to current period classifications. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenue and expenses. Accounting policies that require management to make assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are discussed in more depth under “Significant Accounting Estimates” in this Management’s Discussion and Analysis.

Certain financial information provided in this Management’s Discussion and Analysis, or in other public statements, announcements or reports filed by us with the SEC, is prepared on both a GAAP, or reported, basis and a non-GAAP, or operating, basis. Management measures and compares certain financial information on an operating basis, as it believes that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street’s normal ongoing business operations. Management believes that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor’s understanding and analysis of State Street’s underlying financial performance and trends in addition to financial information prepared in conformity with GAAP.

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

OVERVIEW OF FINANCIAL RESULTS

Years ended December 31,	2011(1)	2010(1)	2009
(Dollars in millions, except per share amounts)
Total fee revenue	$7,194	$6,540	$5,935
Net interest revenue	2,333	2,699	2,564
Gains (Losses) related to investment securities, net	67	(286)	141

Total revenue	9,594	8,953	8,640
Provision for loan losses	—	25	149
Expenses:
Expenses from operations	6,789	6,176	5,667
Provision for fixed-income litigation exposure	—	—	250
Securities lending charge	—	414	—
Acquisition costs(2)	16	96	49
Restructuring charges	253	156	—

Total expenses	7,058	6,842	5,966

Income before income tax expense and extraordinary loss	2,536	2,086	2,525
Income tax expense(3)(4)	616	530	722

Income before extraordinary loss	1,920	1,556	1,803
Extraordinary loss, net of taxes	—	—	(3,684)

Net income (loss)	$1,920	$1,556	$(1,881)

Adjustments to net income (loss):
Preferred stock dividends and accretion/prepayment of discount(5)	(20)	—	(163)
Earnings allocated to participating securities(6)	(18)	(16)	—

Net income before extraordinary loss available to common shareholders	$1,882	$1,540	$1,640

Net income (loss) available to common shareholders	$1,882	$1,540	$(2,044)

Earnings per common share before extraordinary loss:
Basic	$3.82	$3.11	$3.50
Diluted	3.79	3.09	3.46
Earnings (Loss) per common share:
Basic	$3.82	$3.11	$(4.32)
Diluted	3.79	3.09	(4.31)
Average common shares outstanding (in thousands):
Basic	492,598	495,394	470,602
Diluted	496,072	497,924	474,003
Return on common shareholders’ equity(7)	10.0%	9.5%	13.2%

(1)

Financial results for 2011 and 2010 included those of acquired businesses from their respective dates of acquisition, as described in this Management’s Discussion and Analysis and in note 2 to the consolidated financial statements included under Item 8.

(2)

Amount for 2011 reflected a $55 million indemnification benefit for an income tax claim related to the 2010 acquisition of the Intesa securities services business; amount for 2010 included a $7 million tax on bonus payments to employees in the U.K.

(3)

Amount for 2011 reflected a discrete income tax benefit of $103 million related to former conduit assets, and included income tax expense of $55 million related to the tax indemnification benefit described in note (2).

(4)	Amount for 2010 reflected a discrete income tax benefit of $180 million related to former conduit assets.

(5)

Adjustment for 2011 represented dividends related to preferred stock; adjustment for 2009 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

(6)	Adjustments represented the allocation of earnings to participating securities using the two-class method. Refer to note 23 to the consolidated financial statements included under Item 8.

(7)	For 2009, return on common shareholders’ equity was determined using net income before extraordinary loss available to common shareholders.

Financial Highlights

This section provides information related to significant actions we took in 2011, as well as highlights of our financial results for 2011 presented in the preceding table. Additional information is provided under “Consolidated Results of Operations,” which follows this section.

Significant actions taken by us in 2011 included the following:

We declared aggregate common stock dividends of $0.72 per share, or approximately $358 million, during the year. In 2010, we declared aggregate common stock dividends of $0.04 per share, or $20 million. The 2011 dividends represented the first increase in our common stock dividend since early 2009. Refer to “Capital” under “Financial Condition” in this Management’s Discussion and Analysis.

From May through November, we purchased approximately 16.3 million shares of our common stock under the publicly announced program approved by the Board of Directors in March 2011, at an aggregate cost of approximately $675 million. Shares remaining from these purchases were recorded as treasury stock in our consolidated statement of condition as of December 31, 2011. We had no remaining purchase authority under the program as of December 31, 2011. Refer to “Capital” under “Financial Condition” in this Management’s Discussion and Analysis.

We recorded aggregate restructuring charges of approximately $253 million, primarily in connection with two significant actions: the continuing implementation of our business operations and information technology transformation program ($133 million), and expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012 ($120 million). The charges for the business operations and information technology transformation program consisted mainly of costs related to employee severance and information technology. In connection with our implementation of the program, we achieved approximately $86 million of pre-tax, run-rate expense savings in 2011 compared to 2010 run-rate expenses, and we are seeking to achieve an additional $94 million of pre-tax, run-rate expense savings in 2012. These annual pre-tax run-rate savings relate only to the business operations and information technology transformation program. Our actual operating expenses may increase or decrease as a result of other factors. Refer to “Expenses” under “Consolidated Results of Operations” in this Management’s Discussion and Analysis.

We completed our acquisitions of Bank of Ireland’s asset management business, or BIAM, Complementa Investment-Controlling AG, an investment performance measurement and analytics firm based in Switzerland, and Pulse Trading, Inc., a full-service agency brokerage firm based in Boston, Massachusetts. Refer to note 2 to the consolidated financial statements included under Item 8.

We issued approximately $500 million of 4.956% junior subordinated debentures due 2018, in connection with a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street

Capital Trust III in 2008. The 6.001% junior subordinated debentures were issued in connection with our concurrent offering of the trust’s 8.25% fixed- to-floating rate normal automatic preferred enhanced capital securities, referred to as normal APEX. The original 6.001% junior subordinated debentures were canceled as a result of the remarketing transaction. Refer to “Capital” under “Financial Condition” in this Management’s Discussion and Analysis and note 9 to the consolidated financial statements included under Item 8.

We issued $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the above-referenced remarketing transaction. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. We also issued an aggregate of $2 billion of senior notes, composed of $1 billion of 2.875% notes due 2016, $750 million of 4.375% notes due 2021 and $250 million of floating-rate notes due 2014. Refer to “Capital” under “Financial Condition” in this Management’s Discussion and Analysis and notes 9 and 12 to the consolidated financial statements included under Item 8.

Our financial results for 2011 included the following:

Total revenue increased 7% compared to 2010. A 10% increase in total fee revenue from 2010 levels (primarily associated with increases in our core servicing and management fees) and higher net gains related to investment securities (mainly gains from sales of available-for-sale securities) were partly offset by a 14% decrease in net interest revenue. Net interest revenue was significantly affected by a 69% decline in discount accretion associated with former conduit securities, mainly the result of our December 2010 investment portfolio repositioning.

Servicing and management fees were both up 11% from 2010. Servicing fee revenue increased mainly due to the impacts of new business and prior-year acquisitions, and improvement in average equity market valuations compared to the prior year. Servicing fees generated outside the U.S. in 2011 were approximately 42% of total servicing fees, compared to approximately 41% in 2010. Management fee revenue increased primarily due to the improvement in equity markets, as well as the addition of revenue from the acquired BIAM business. Management fees generated outside the U.S. in 2011 were approximately 41% of total management fees, compared to 34% in 2010.

Trading services revenue increased 10%, mainly from higher volumes of foreign exchange trading and higher electronic trading revenue in brokerage and other fees. Securities finance revenue increased 19% as a result of higher spreads, partly offset by lower lending volumes. Processing fees and other revenue declined 15%, mainly as a result of fair-value adjustments related to positions in the fixed-income trading initiative, as well as lower levels of net revenue from joint ventures.

In 2011, we recorded net interest revenue of $2.33 billion, a 14% decline compared to $2.70 billion in 2010. These amounts included $220 million and $712 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 conduit consolidation. Discount accretion is more fully discussed in “Net Interest Revenue” under “Consolidated Results of Operations” in this Management’s Discussion and Analysis.

On a fully taxable-equivalent basis, 2011 net interest revenue declined 13%, from $2.83 billion in 2010 to $2.46 billion. These amounts reflect increases from tax-equivalent adjustments of $128 million and $129 million, respectively. Both declines (reported basis and fully taxable-equivalent) were primarily associated with the above-described decline in discount accretion. The impact of these declines was partly offset by lower funding costs and the effect of higher levels of client deposits. Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 57 basis points to 1.67% in 2011 from 2.24% in 2010.

Total expenses of $7.06 billion increased 3% from $6.84 billion in 2010, and included acquisition and restructuring costs of $269 million. These costs were composed of $16 million associated with acquisitions (consisted of $71 million of acquisition-related costs reduced by a $55 million indemnification benefit described in note 2 to the consolidated financial statements included under Item 8) and $253 million associated with restructuring charges. Expenses from operations of $6.79 billion ($7.06 billion net of $269 million delineated above) increased 10% compared to 2010 expenses from operations of $6.18 billion ($6.84 billion net of $666 million, composed of a $7 million tax on bonus payments to employees in the U.K., a $414 million securities lending charge and $245 million of acquisition and restructuring costs). The increase mainly resulted from increases in compensation and employee benefits expenses from merit adjustments and acquisitions, and higher levels of professional services expenses.

In 2011, we secured mandates for approximately $1.41 trillion in assets to be serviced; of the total, $1.14 trillion was installed prior to December 31, 2011, with the remaining $270 billion expected to be installed in 2012. The new business not installed by December 31, 2011 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for 2011, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods. We will provide various services for these assets including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.

CONSOLIDATED RESULTS OF OPERATIONS

This section discusses our consolidated results of operations for 2011 compared to 2010, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8. A comparison of consolidated results of operations for 2010 with those for 2009 is provided under “Comparison of 2010 and 2009” in this Management’s Discussion and Analysis.

TOTAL REVENUE

Years ended December 31,	2011	2010	2009	% Change 2010-2011
(Dollars in millions)
Fee revenue:
Servicing fees	$4,382	$3,938	$3,334	11%
Management fees	917	829	766	11
Trading services	1,220	1,106	1,094	10
Securities finance	378	318	570	19
Processing fees and other	297	349	171	(15)

Total fee revenue	7,194	6,540	5,935	10
Net interest revenue:
Interest revenue	2,946	3,462	3,286	(15)
Interest expense	613	763	722	(20)

Net interest revenue	2,333	2,699	2,564	(14)
Gains (Losses) related to investment securities, net	67	(286)	141

Total revenue	$9,594	$8,953	$8,640	7

Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue. We earn net interest revenue from client deposits and short-term investment activities by providing deposit services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet clients’ needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.

Fee Revenue

Servicing and management fees collectively composed approximately 74% of our total fee revenue for 2011 and 73% for 2010. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and are generally affected by changes in worldwide equity and fixed-income security valuations.

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

The following table presents selected equity market indices as of and for the years ended December 31, 2011 and 2010. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect our servicing and management fee revenue, respectively. Year-end indices affect the value of assets under custody and administration and assets under management at those dates. The index names listed in the table are service marks of their respective owners.

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
S&P 500®	1,268	1,140	11%	1,281	1,131	13%	1,258	1,258	—
NASDAQ®	2,677	2,350	14	2,701	2,334	16	2,605	2,653	(2)%
MSCI EAFE®	1,590	1,525	4	1,609	1,511	6	1,413	1,658	(15)

FEE REVENUE

Years ended December 31,	2011	2010	2009	% Change 2010-2011
(Dollars in millions)
Servicing fees	$4,382	$3,938	$3,334	11%
Management fees	917	829	766	11
Trading services	1,220	1,106	1,094	10
Securities finance	378	318	570	19
Processing fees and other	297	349	171	(15)

Total fee revenue	$7,194	$6,540	$5,935	10

Servicing Fees

Servicing fees include fee revenue from U.S. mutual funds, collective investment funds worldwide, corporate and public retirement plans, insurance companies, foundations, endowments, and other investment pools. Products and services include custody; product- and participant-level accounting; daily pricing and administration; record-keeping; investment manager and alternative investment manager operations outsourcing; master trust and master custody; and performance, risk and compliance analytics.

We are the largest provider of mutual fund custody and accounting services in the U.S. We distinguish ourselves from other mutual fund service providers by offering clients a broad range of integrated products and services, including accounting, daily pricing and fund administration. At December 31, 2011, we calculated approximately 40.6% of the U.S. mutual fund prices provided to NASDAQ that appeared daily in The Wall

Street Journal and other publications with an accuracy rate of 99.87%. We serviced U.S. tax-exempt assets for corporate and public pension funds, and we provided trust and valuation services for more than 5,500 daily-priced portfolios at December 31, 2011.

We are a service provider outside of the U.S. as well. In Germany, Italy and France, we provide depotbank services for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. At December 31, 2011, we serviced approximately $711 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and the Cayman Islands. At December 31, 2011, we had $1.04 trillion of assets under administration in the Asia/Pacific region, and in Japan, we held approximately 93% of the trust assets held by non-domestic trust banks in that region.

We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. At December 31, 2011, we had approximately $816 billion of alternative assets under administration.

The 11% increase in servicing fees from 2010 primarily resulted from the impact on current-period revenue of new business awarded to us and installed during 2011 and prior periods, the addition of a full year of revenue generated by the acquired Intesa securities services and Mourant International Finance Administration, or MIFA, businesses and increases in daily average equity market valuations. For 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees compared to approximately 41% for 2010.

At year-end 2011, our total assets under custody and administration were $21.81 trillion, compared to $21.53 trillion a year earlier. The increase compared to 2010 was primarily the result of a higher level of new servicing business won and installed prior to December 31, 2011, partly offset by net client redemptions and distributions, as well as decreases in worldwide equity market valuations. These asset levels as of year-end did not reflect new business awarded to us during 2011 that had not been installed prior to December 31, 2011. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue.

Assets under custody and administration consisted of the following as of December 31:

ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2011	2010	2009	2008	2007	2010-2011 Annual Growth Rate	2007-2011 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$5,265	$5,540	$4,734	$4,093	$5,200	(5)%	—
Collective funds	4,437	4,350	3,580	2,679	3,968	2	3%
Pension products	4,837	4,726	4,395	3,621	5,246	2	(2)
Insurance and other products	7,268	6,911	6,086	5,514	5,799	5	6

Total	$21,807	$21,527	$18,795	$15,907	$20,213	1	2

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2011	2010	2009
(In billions)
Equities	$10,849	$11,000	$8,828
Fixed-income	8,317	7,875	7,236
Short-term and other investments	2,641	2,652	2,731

Total	$21,807	$21,527	$18,795

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2011	2010	2009
(In billions)
United States	$15,745	$15,889	$14,585
Other Americas	622	599	606
Europe/Middle East/Africa	4,400	4,067	2,773
Asia/Pacific	1,040	972	831

Total	$21,807	$21,527	$18,795

(1)	Geographic mix is based on the location at which the assets are custodied or serviced.

Management Fees

Through SSgA, we provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. Based on assets under management at December 31, 2011, SSgA was the largest manager of institutional assets worldwide, the largest manager of assets for tax-exempt organizations (primarily pension plans) in the U.S., and the third largest investment manager overall in the world. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange traded funds, or ETFs, such as the SPDR® ETF brand.

The 11% increase in management fees from 2010 resulted primarily from the impact of increases in average month-end equity market valuations, the addition of revenue from the acquired BIAM business and, to a lesser extent, the impact of new business won and installed during 2011 and prior periods. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, increased an average of 12% compared to 2010. Management fees generated outside the U.S. were approximately 41% of total management fees for 2011, up from 34% for 2010.

At year-end 2011, assets under management were $1.86 trillion, compared to $2.01 trillion at year-end 2010. Such amounts include assets of the SPDR® Gold ETF, for which we act as distribution agent rather than investment manager, and certain assets managed for the U.S. government under programs adopted during the financial crisis. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

The overall decrease in assets under management at December 31, 2011 compared to December 31, 2010, which can be seen in the tables that follow this discussion, generally reflected net lost business (including the planned reduction associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities) and depreciation in the values of the assets managed. These decreases were partly offset by the addition of approximately $23 billion of managed assets from the BIAM acquisition. Passive fixed-income assets under management declined 32% year over year, mainly reflective of the sale of U.S. government securities associated with the U.S. Treasury’s winding down of its mortgage-backed securities portfolio. Managed cash balances declined 11%, and reflected the effect of reductions of securities lending volumes associated with continued weak loan demand. These declines were partly offset by an increase in sales of passive exchange-traded funds as well as other actively managed products.

The net lost business of $140 billion for 2011 presented in the following analysis of activity in assets under management does not reflect $20 billion of new business awarded to us during 2011 that had not been installed prior to December 31, 2011. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.

Assets under management consisted of the following as of December 31:

ASSETS UNDER MANAGEMENT

As of December 31,	2011	2010	2009	2008	2007	2010-2011 Annual Growth Rate	2007-2011 Compound Annual Growth Rate
(Dollars in billions)
Passive:
Equities	$638	$655	$504	$344	$522	(3)%	5%
Fixed-income	246	363	395	200	178	(32)	8
Exchange-traded funds(1)	274	255	205	170	171	7	13
Other	208	210	211	163	171	(1)	5

Total Passive	1,366	1,483	1,315	877	1,042	(8)	7
Active:
Equities	50	55	66	72	179	(9)	(27)
Fixed-income	19	17	25	32	38	12	(16)
Other	45	28	28	17	105	61	(19)

Total Active	114	100	119	121	322	14	(23)
Cash	378	427	517	468	632	(11)	(12)

Total	$1,858	$2,010	$1,951	$1,466	$1,996	(8)	(2)

(1)	Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2011	2010	2009
(In billions)
United States	$1,298	$1,425	$1,397
Other Americas	30	29	29
Europe/Middle East/Africa	320	341	345
Asia/Pacific	210	215	180

Total	$1,858	$2,010	$1,951

(1)	Geographic mix is based on the location at which the assets are managed.

The following table presents activity in assets under management for the three years ended December 31:

ASSETS UNDER MANAGEMENT

Years Ended December 31,	2011	2010	2009
(In billions)
Balance at beginning of year	$2,010	$1,951	$1,466
Net new (lost) business(1)	(140)	(68)	261
Assets added from BIAM acquisition	23	—	—
Market appreciation (depreciation)	(35)	127	224

Balance at end of year	$1,858	$2,010	$1,951

(1)

Amount for 2011 included the sale of approximately $125 billion of U.S. government securities associated with the U.S. Treasury’s winding down of its portfolio of agency-guaranteed mortgage-backed securities. Future sales by the U.S. Treasury of the remaining portfolio of approximately $47 billion, which are anticipated to occur in 2012, will further reduce our assets under management.

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

Trading services revenue increased 10%, to $1.22 billion, for the year ended December 31, 2011 from $1.11 billion for the year ended December 31, 2010. In the same comparison, foreign exchange trading revenue increased 14% to $683 million for 2011 from $597 million for 2010. The increase resulted from higher client volumes, which were up 10%, partly offset by a 4% decline in currency volatility.

We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as direct FX. Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation; we refer to this activity as indirect FX. We execute indirect FX trades as a principal at rates based on a published formula. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.

For the years ended December 31, 2011 and 2010, our indirect FX revenue was approximately $331 million and $336 million, respectively, a decline of approximately 1% year over year. All other FX revenue not included in this indirect FX revenue, and unrelated to electronic trading, is considered by us to be direct FX revenue. For the years ended December 31, 2011 and 2010, our direct FX revenue was $352 million and $261 million, respectively, an increase of approximately 35% year over year. For the year ended December 31, 2009, our indirect FX revenue was approximately $369 million, and our direct FX revenue was $308 million.

Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the years ended December 31, 2011 and 2010, our revenue from electronic FX trading platforms, which is recorded in brokerage and other trading services revenue, was $282 million and $240 million, respectively, an increase of approximately 18% year over year.

During 2011, particularly in the second half of the year, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street, they can transition to either direct FX execution, including our “Street FX” service where trades are executed at agreed-upon benchmarks, where State Street continues to act as a principal market maker, or to one of our electronic trading platforms.

Brokerage and other trading services revenue increased 6% to $537 million for the year ended December 31, 2011, compared to $509 million for the year ended December 31, 2010. The increase was largely related to higher electronic trading volumes and higher trading profits, partly offset by lower levels of revenue from transition management. Our transition management revenue was adversely affected by compliance issues in our U.K. business, the reputational impact of which may adversely affect our revenue from transition management in 2012.

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

Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For 2011, securities finance revenue increased 19% from 2010, substantially the result of higher spreads across all lending programs, partly offset by a 9% decrease in average lending volumes. Average spreads increased 28% for 2011 compared to 2010, and securities on loan averaged $361 billion for 2011 compared to $396 billion for 2010.

As previously reported, in December 2010, we divided certain of the agency lending collateral pools into liquidity pools, from which clients can obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. These actions were taken to provide greater flexibility to participants with respect to their control of their level of participation in our agency lending program. As of December 31, 2011, the aggregate net assets of the liquidity pools and duration pools were $25.3 billion and $3.5 billion, respectively, compared to $26.2 billion and $11.8 billion, respectively, as of December 31, 2010.

The decline in the aggregate net assets of the duration pools from year-end 2010 reflected both pay-downs on securities held by some of the pools and in-kind redemptions by clients into separately managed accounts. These declines were partly offset by improvement in the market value of securities held by the pools. The return obligations of participants in the agency lending program represented by interests in the duration pools exceeded the market value of the assets in the duration pools by approximately $198 million as of December 31, 2011, compared to $319 million as of December 31, 2010. This amount is expected to be eliminated as the assets in the duration pools mature or pay down.

Market influences continued to affect our revenue from, and the profitability of, our securities lending activities during 2011, and may do so in future periods. As long as securities lending spreads remain below the levels generally experienced prior to late 2007, client demand is likely to remain at a reduced level and our revenues from our securities lending activities will be adversely affected relative to the revenues we earned in 2007, 2008 (which were extraordinarily high) and 2009. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue in future periods.

Processing Fees and Other

Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our investments in tax-advantaged financings. Processing fees and other revenue declined 15% to $297 million for 2011, from $349 million for 2010. This decrease primarily resulted from fair-value adjustments related to positions in the fixed-income trading initiative, as well as lower net revenue from joint ventures.

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

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	2011			2010			2009
Years ended December 31,	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$20,241	$149	.74%	$13,550	$93	.69%	$24,162	$156	.64%
Securities purchased under resale agreements	4,686	28	.61	2,957	24	.83	3,701	24	.65
Federal funds sold	—	—	—	—	—	—	68	—	.29
Trading account assets	2,013	—	.01	376	—	—	1,914	20	1.02
Investment securities	103,075	2,615	2.54	96,123	3,140	3.27	81,190	2,943	3.63
Investment securities purchased under AMLF(1)	—	—	—	—	—	—	882	25	2.86
Loans and leases	12,180	280	2.30	12,094	331	2.73	9,703	242	2.49
Other interest-earning assets	5,462	2	.03	1,156	3	.24	1,303	2	.15

Total interest-earning assets	$147,657	$3,074	2.08	$126,256	$3,591	2.84	$122,923	$3,412	2.78

Interest-bearing deposits:
U.S.	$4,049	$11	.27%	$8,632	$37	.43%	$7,616	$61	.81%
Non-U.S.	84,011	209	.25	68,326	176	.26	61,551	134	.22
Securities sold under repurchase agreements	9,040	10	.11	8,108	4	.05	11,065	3	.03
Federal funds purchased	845	—	.05	1,759	1	.05	956	—	.04
Short-term borrowings under AMLF(1)	—	—	—	—	—	—	877	18	2.02
Other short-term borrowings	5,134	86	1.67	13,590	252	1.86	16,847	197	1.17
Long-term debt	8,966	289	3.22	8,681	286	3.30	7,917	304	3.84
Other interest-bearing liabilities	3,535	8	.24	940	7	.69	1,131	5	.46

Total interest-bearing liabilities	$115,580	$613	.53	$110,036	$763	.69	$107,960	$722	.67

Interest-rate spread			1.55%			2.15%			2.11%
Net interest revenue - fully taxable-equivalent basis		$2,461			$2,828			$2,690

Net interest margin - fully taxable-equivalent basis			1.67%			2.24%			2.19%
Tax-equivalent adjustment		$(128)			$(129)			$(126)

Net interest revenue - GAAP basis		$2,333			$2,699			$2,564

(1)

Amounts represent averages of asset-backed commercial paper purchases from eligible unaffiliated money market mutual funds under the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF, and associated borrowings. The AMLF expired in February 2010.

For the year ended December 31, 2011 compared to 2010, average interest-earning assets were higher, mainly as a result of the impact of increases in interest-bearing and noninterest-bearing client deposits, as well as growth in the investment portfolio. The increases in average deposits resulted from the additional deposits placed with us by clients amid market and public concerns related to various economic events, as well as the full year-to-date impact of the acquired Intesa securities services business on 2011 aggregate deposits. The growth in the investment portfolio resulted from our continued re-investment strategy.

The incremental deposits were invested with the Federal Reserve and other central banks and used to reduce our U.S. interest-bearing deposits and other short-term borrowings. The investment of the incremental noninterest-bearing deposits generated net interest revenue, but because the invested deposits increased our average interest-earning assets, they negatively affected our net interest margin. Securities purchased under resale agreements increased as we reduced our U.S. Treasury holdings, given the extremely low yields offered for such investments.

For the year ended December 31, 2011, fully taxable-equivalent net interest revenue declined 13% compared to the same period in 2010. On a GAAP basis, net interest revenue declined 14% compared to the same period in 2010. The declines were mainly the result of lower discount accretion, more fully described below. The level of accretion recorded was affected by sales of securities, particularly the December 2010 investment portfolio repositioning, and pay-downs.

If the conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue for 2011 would have been $2.24 billion ($2.46 billion presented in the preceding table less accretion of $220 million) compared to $2.12 billion ($2.83 billion presented in the preceding table less accretion of $712 million) for 2010. This increase was primarily the result of lower funding costs, as market rates dropped throughout the year. In addition, higher levels of client deposits replaced interest-bearing short-term funding, with the excess deposits invested with the Federal Reserve and non-U.S. central banks.

Subsequent to the 2009 conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.55 billion ($621 million in 2009, $712 million in 2010 and $220 million in 2011). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment portfolio, including sales of securities which would otherwise generate accretion, such as the December 2010 investment portfolio repositioning.

Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, and may increase the volatility of our net interest revenue and margin. The December 2010 portfolio repositioning resulted in a significant decrease in the discount accretion that we recognized in 2011, and that we expect to recognize in future periods. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2011 to generate aggregate discount accretion in future periods of approximately $1.10 billion over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 17 to the consolidated financial statements included under Item 8.

Interest-bearing deposits with banks, including cash balances maintained at the Federal Reserve to satisfy reserve requirements, averaged $20.24 billion for the year ended December 31, 2011, a significant increase compared to $13.55 billion for the year ended December 31, 2010. An average of $9.50 billion was held at the Federal Reserve Bank during 2011, compared to $4.98 billion held during 2010, with balances in both periods exceeding minimum reserve requirements. The significant increase in the annual comparison reflected growth in noninterest-bearing client deposits.

Average securities purchased under resale agreements increased to $4.69 billion for the year ended December 31, 2011 from $2.96 billion for the year ended December 31, 2010. Average trading account assets increased to $2.01 billion for the year ended December 31, 2011 from $376 million for 2010. Averages benefited largely from an increase in client demand associated with our trading activities. In connection with these activities, we traded in highly liquid fixed-income securities as principal with our custody clients and other third-parties that trade in these securities.

Our average investment securities portfolio increased to $103.08 billion for the year ended December 31, 2011 from $96.12 billion for 2010. The increase was generally the result of ongoing purchases of securities, partly offset by maturities and sales. In December 2010, we repositioned our portfolio by selling approximately $11 billion of mortgage- and asset-backed securities and re-investing approximately $7 billion of the proceeds, primarily in agency mortgage-backed securities. The repositioning was undertaken to enhance our regulatory capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital, and reduce our exposure to certain asset classes. During 2011, we purchased $54 billion of highly rated U.S. Treasury securities, federal agency mortgage-backed securities and U.S. and non-U.S. asset-backed securities. As of December 31, 2011, securities rated “AAA” and “AA” comprised approximately 89% of our portfolio, compared to 90% rated “AAA” and “AA” as of December 31, 2010.

Loans and leases averaged $12.18 billion for the year ended December 31, 2011, compared to $12.09 billion for 2010. The increases primarily resulted from higher client demand for short-duration liquidity, offset in part by a decrease in leases and the purchased receivables added in connection with the conduit consolidation, mainly from maturities and pay-downs. For 2011 and 2010, approximately 29% and 27%, respectively, of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. The following table presents average U.S. and non-U.S. short-duration advances for the years indicated:

	Years Ended December 31,
(In millions)	2011	2010	2009
Average U.S. short-duration advances	$1,994	$1,924	$2,213
Average non-U.S. short-duration advances	1,585	1,366	761

Total average short-duration advances	$3,579	$3,290	$2,974

For the year ended December 31, 2011, the increase in average non-U.S. short-duration advances compared to the prior-year period was mainly due to activity associated with clients added in connection with the acquired Intesa securities services business.

Average other interest-earning assets increased to $5.46 billion for the year ended December 31, 2011 from $1.16 billion for 2010. The increase was primarily the result of higher levels of cash collateral provided in connection with our role as principal in certain securities borrowing activities.

Average interest-bearing deposits increased to $88.06 billion for the year ended December 31, 2011 from $76.96 billion for 2010. The increase reflected client deposits added in connection with the May 2010 acquisition of the Intesa securities services business, and higher levels of non-U.S. transaction accounts associated with new and existing business in assets under custody and administration.

Average other short-term borrowings declined to $5.13 billion for the year ended December 31, 2011 from $13.59 billion for 2010, as the higher levels of client deposits provided additional liquidity. Average long-term debt increased to $8.97 billion for the year ended December 31, 2011 from $8.68 billion for the same period in 2010. The increase primarily reflected the issuance of an aggregate of $2 billion of senior notes by us in March 2011, partly offset by the maturities of $1 billion of senior notes in February 2011 and $1.45 billion of senior notes in September 2011, both previously issued by State Street Bank under the FDIC’s Temporary Liquidity Guarantee Program. Additional information about our long-term debt is provided in note 9 to the consolidated financial statements included under Item 8.

Average other interest-bearing liabilities increased to $3.54 billion for the year ended December 31, 2011 from $940 million for 2010. The increase was primarily the result of higher levels of client cash collateral received in connection with our role as principal in certain securities lending activities.

Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment portfolio; and the relative impact of the yields earned on the securities purchased by us with the proceeds from the December 2010 portfolio repositioning and other maturities compared to the yields earned on the securities sold or matured.

Based on market conditions and other factors, we have continued to re-invest the proceeds from pay-downs and maturities of securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. These factors and the level of interest rates worldwide are expected to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin.

Gains (Losses) Related to Investment Securities, Net

From time to time, in connection with our ongoing management of the investment portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. In 2011, we recorded net realized gains of $140 million from sales of approximately $16.27 billion of available-for-sale securities, compared to net realized losses of $55 million from sales of approximately $29.41 billion of investment securities in 2010. The $55 million of net losses realized during 2010 included the $344 million net realized loss that resulted from the December 2010 investment portfolio repositioning described earlier under “Net Interest Revenue.”

The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2011 was $123 million. Of this total, $50 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded losses from other-than-temporary impairment related to credit of the remaining $73 million in our 2011 consolidated statement of income, compared to $231 million in 2010, which resulted from our assessment of impairment.

For 2011, the substantial majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the year. The securities are reported as asset-backed securities in note 3 to the consolidated financial statements included under Item 8.

Years ended December 31,	2011	2010
(In millions)
Net realized gains (losses) from sales of investment securities(1)	$140	$(55)

Gross losses from other-than-temporary impairment	(123)	(651)
Losses not related to credit	50	420

Net impairment losses	(73)	(231)

Gains (Losses) related to investment securities, net	$67	$(286)

Impairment associated with expected credit losses	$(42)	$(203)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(8)	(1)
Impairment associated with adverse changes in timing of expected future cash flows	(23)	(27)

Net impairment losses	$(73)	$(231)

(1)	Amount for 2010 included the net loss of $344 million associated with the repositioning of the investment portfolio.

We regularly review the investment securities portfolio to identify other-than-temporary impairment of individual securities. Impairment related to expected losses represents the difference between the discounted values of the expected future cash flows from the securities compared to their current amortized cost basis, with each discount rate commensurate with the effective yield on the underlying security. For debt securities held to maturity, other-than-temporary impairment remaining after credit-related impairment (which credit-related impairment is recorded in our consolidated statement of income) is recognized, net of taxes, as a component of other comprehensive income in the shareholders’ equity section of our consolidated statement of condition, and is accreted prospectively over the remaining terms of the securities based on the timing of their estimated future cash flows. For other-than-temporary impairment of debt securities that results from our decision to sell the security prior to its recovery in value, the entire difference between the security’s fair value and its amortized cost basis is recorded in our consolidated statement of income.

Additional information about investment securities, the gross gains and losses that compose the net sale gains and our process to identify other-than-temporary impairment, is provided in note 3 to the consolidated financial statements included under Item 8.

PROVISION FOR LOAN LOSSES

We recorded no provisions for loan losses in 2011, compared to $25 million in 2010. The substantial majority of the provision recorded in 2010 resulted from changes in expectations with respect to future cash flows from certain commercial real estate, or CRE, loan portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

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

EXPENSES

Years Ended December 31,	2011	2010	2009	% Change 2010-2011
(Dollars in millions)
Compensation and employee benefits	$3,820	$3,524	$3,037	8%
Information systems and communications	776	713	656	9
Transaction processing services	732	653	583	12
Occupancy	455	463	475	(2)
Securities lending charge	—	414	—
Provision for fixed-income litigation exposure	—	—	250
Acquisition costs	16	89	49	(82)
Restructuring charges	253	156	—	62
Other:
Professional services	347	277	264	25
Amortization of other intangible assets	200	179	136	12
Securities processing costs (recoveries)	(6)	63	114	(110)
Regulator fees and assessments	59	45	71	31
Other	406	266	331	53

Total other	1,006	830	916	21

Total expenses	$7,058	$6,842	$5,966	3

Number of employees at year end	29,740	28,670	27,310

Expenses from Operations

The increase in compensation and employee benefits expenses for 2011 compared to 2010 resulted from year-over-year salary adjustments; the addition of the expenses of the acquired BIAM business; the inclusion of the expenses of the acquired Intesa securities services business and MIFA for all of 2011 versus part of 2010; non-recurring costs associated with the implementation of our business operations and information technology transformation program; increased staff and external contract services; and higher payroll taxes. Independent of the restructuring charges presented in the table above, compensation and employee benefits expenses included non-recurring costs associated with the business operations and information technology transformation program of approximately $47 million for 2011.

Information systems and communications expenses for 2011 increased over the prior year, primarily as a result of higher levels of spending on telecommunications hardware and software related to improvements in our investor technology and global infrastructure, as well as the inclusion of the expenses of the acquired Intesa securities services business and MIFA for the full year versus part of 2010.

Transaction processing services expenses for 2011 increased over the prior year primarily as a result of higher levels of spending on external contract services; higher broker and sub-custodian fees; and the inclusion of the expenses of the acquired Intesa securities services business for the full year versus part of 2010.

The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other costs) for 2011 compared to 2010 resulted primarily from the impact of litigation and higher levels of advertising costs on professional fees, as well as lower levels of insurance recoveries received in 2011 compared to 2010. In addition, amortization increased as a result of higher levels of other intangible assets, mainly those recorded in connection with the acquired Intesa securities services and MIFA businesses. The increase in the “other costs” component of aggregate other expenses was mainly the result of significant insurance recoveries received in 2010. These increases were offset slightly by a lower level of funding provided to our charitable foundation.

The $115 million of insurance recoveries that reduced other expenses for 2010 was received with respect to settlement payments made by us to clients in prior periods in connection with certain active fixed-income strategies managed by SSgA prior to August 2007. We account for insurance recoveries as gains when payments for the recoveries are received.

Acquisition Costs

In 2011, we incurred acquisition costs of $71 million, substantially related to integration costs incurred in connection with our acquisitions of BIAM, the Intesa securities services business and MIFA. These acquisition costs were offset by a $55 million indemnification benefit for an income tax claim related to the 2010 acquisition of the Intesa securities services business. Refer to note 2 to the consolidated financial statements included under Item 8 for additional information with respect to the indemnification benefit.

Restructuring Charges

In 2011, we recorded $253 million of aggregate restructuring charges in connection with two significant plans—our continued implementation of our business operations and information technology transformation program ($133 million), and expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012 ($120 million). Each of these plans is described below.

Business Operations and Information Technology Transformation Program

In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs.

With respect to our business operations, we are standardizing certain core business processes, primarily through our execution of the State Street LEAN methodology, and driving automation of these business processes. We are currently creating a new technology platform, including transferring certain core software applications to a private cloud, and have expanded our use of service providers associated with components of our technology infrastructure and application maintenance and support. We expect the transfer of core software applications to a private cloud to occur primarily in 2013 and 2014.

To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $289 million in our consolidated statement of income, composed of $156 million in 2010 and $133 million in 2011. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51		$156
2011	85	7	$41	133

Total	$190	$58	$41	$289

The employee-related costs included costs related to severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of service providers.

In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in the third quarter of 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of December 31, 2011, in connection with the planned aggregate staff reductions of 1,930 employees described above, 1,332 employees had been involuntarily terminated and left State Street, including 782 employees in 2011.

In connection with our continued implementation of the business operations and information technology transformation program, we achieved approximately $86 million of annual pre-tax, run-rate expense savings in 2011 compared to 2010 run-rate expenses. Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, with the full effect realized in 2015.

Assuming all other things equal, we expect to achieve aggregate annual pre-tax expense savings of approximately $540 million by the end of 2014, for a total annual pre-tax expense savings of approximately $600 million to be realized in 2015. We expect the business operations transformation component of the program to result in annual pre-tax expense savings of approximately $440 million in 2015, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation component of the program to result in annual pre-tax expense savings of approximately $160 million in 2015.

These annual pre-tax run-rate savings relate only to the business operations and information technology transformation program. Our actual operating expenses may increase or decrease as a result of other factors. The majority of the annualized savings will affect compensation and employee benefits expenses; these savings will be modestly offset by increases in information systems and communications expenses as we implement the program.

2011 Expense Control Measures

During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. We undertook this withdrawal as a result of continuing market turmoil, as well as evolving regulatory changes that likely would have required us to increase our regulatory capital and expenses associated with this initiative. Second, we instituted targeted staff reductions. As a result of these actions, we recorded restructuring charges of $120 million in our 2011 consolidated statement of income.

The following table presents the charges by type of cost:

(In millions)
Employee-related costs	$62
Fixed-income trading portfolio	38
Asset and other write-offs	20

Total	$120

The employee-related costs included costs related to severance, benefits and outplacement services related to both aspects of the expense control measures. In connection with these measures, we identified 442 employees who will be provided with severance and outplacement services as their roles are eliminated. As of December 31, 2011, 15 employees had been involuntarily terminated and left State Street, and an additional 184 employees were involuntarily terminated and left State Street in January 2012. The fixed-income trading portfolio-related costs resulted from fair-value adjustments to the initiative’s trading portfolio related to our decision to withdraw from the initiative. Costs for asset and other write-offs related to other asset write-downs and contract terminations.

As a result of the withdrawal from the fixed-income trading initiative, we intend to wind down that initiative’s remaining derivatives portfolio. At December 31, 2011, this portfolio consisted primarily of derivative assets with an aggregate fair value of approximately $1.89 billion and derivative liabilities with an aggregate fair value of approximately $1.78 billion. In future periods during which the portfolio is wound down, the impact of economic and market conditions, including changes in credit profiles and currency and yield spreads, on the valuation of, or trade execution for, the portfolio could result in additional fair-value adjustments.

Aggregate Restructuring-Related Accrual Activity

The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and the 2011 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write- offs	Total
Initial accrual for business operations and information technology transformation program	$105	$51				$156
Payments	(15)	(4)				(19)

Balance at December 31, 2010	90	47				137
Additional accruals for business operations and information technology transformation program	85	7	$41			133
Accruals for expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)

Balance at December 31, 2011	$162	$39	$33	$38	$15	$287

Income Taxes

We recorded income tax expense of $616 million for 2011, compared to $530 million for 2010. Our effective tax rate for 2011 was 24.3% compared to 25.4% for 2010. Each of 2011 and 2010 reflected discrete tax benefits ($103 million in 2011 and $180 million in 2010) related to transactions in connection with which we incurred costs to terminate funding obligations that supported former conduit asset structures. In addition, income tax expense for 2011 included $55 million related to a settlement with Italian tax authorities associated with tax assessments issued to an Italian banking subsidiary acquired by us in connection with our acquisition of the Intesa securities services business. We recorded an offsetting indemnification benefit in acquisition costs, as described earlier under “Expenses.”

Refer to notes 2 and 22 to the consolidated financial statements included under Item 8 for additional information about the tax settlement and income taxes.

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

The following is a summary of our line of business results. The “Other” column for 2011 represented integration costs associated with acquisitions and restructuring charges associated with our business operations and information technology transformation program ($133 million) and expense control measures ($120 million), both described in note 20 to the consolidated financial statements included under Item 8. The “Other” column for 2010 represented the net loss from sales of investment securities associated with the December 2010 investment portfolio repositioning, restructuring charges associated with our business operations and information technology transformation program, and integration costs associated with acquisitions. The amounts presented in the “Other” column for 2009 represented net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF and integration costs recorded in connection with our 2007 acquisition of Investors Financial. The amounts in the “Other” columns were not allocated to State Street’s business lines.

In 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Net interest revenue and average assets for 2010 have been restated for comparative purposes to reflect the revised methodology. Amounts for 2009 were not restated.

	Investment Servicing			Investment Management			Other			Total
Years ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$4,382	$3,938	$3,334							$4,382	$3,938	$3,334
Management fees	—	—	—	$917	$829	$766				917	829	766
Trading services	1,220	1,106	1,094	—	—	—				1,220	1,106	1,094
Securities finance	333	265	387	45	53	183				378	318	570
Processing fees and other	195	225	72	102	124	99				297	349	171

Total fee revenue	6,130	5,534	4,887	1,064	1,006	1,048				7,194	6,540	5,935
Net interest revenue	2,181	2,553	2,489	152	146	68			$7	2,333	2,699	2,564
Gains (Losses) related to investment securities, net	67	58	141	—	—	—		$(344)	—	67	(286)	141

Total revenue	8,378	8,145	7,517	1,216	1,152	1,116		(344)	7	9,594	8,953	8,640
Provision for loan losses	—	25	148	—	—	1		—	—	—	25	149
Expenses from operations	5,889	5,430	4,920	900	753	747		—	—	6,789	6,183	5,667
Securities lending charge	—	75	—	—	339	—		—	—	—	414	—
Provision for fixed-income litigation exposure	—	—	—	—	—	250		—	—	—	—	250
Acquisition costs	—	—	—	—	—	—	$16	89	49	16	89	49
Restructuring charges	—	—	—	—	—	—	253	156	—	253	156	—

Total expenses	5,889	5,505	4,920	900	1,092	997	269	245	49	7,058	6,842	5,966

Income from continuing operations before income taxes	$2,489	$2,615	$2,449	$316	$60	$118	$(269)	$(589)	$(42)	$2,536	$2,086	$2,525

Pre-tax margin	30%	32%	33%	26%	5%	11%				26%	23%	29%
Average assets (in billions)	$169.4	$146.9	$143.7	$5.4	$5.1	$3.1				$174.8	$152.0	$146.8

Investment Servicing

Total revenue for 2011 increased 3% from 2010 and total fee revenue increased 11% in the same comparison. The increase in total fee revenue generally related to servicing fees, securities finance and trading services revenue, and was partly offset by a decline in processing fees and other revenue.

The increase in servicing fees in 2011 compared to 2010 primarily resulted from the impact on current-period revenue of new business awarded to us and installed during 2011 and prior periods, the full-year impact of revenue generated by the acquired Intesa securities services and MIFA businesses and increases in daily average equity market valuations.

Securities finance revenue increased 26% primarily as a result of the effect of higher spreads, partly offset by a decline in average lending volumes. Trading services revenue increased 10% compared to 2010, as a result of an increase in foreign exchange trading revenue related to higher client trading volumes, partly offset by a decline in currency volatility.

Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided in “Processing Fees and Other” under “Total Revenue.”

Net interest revenue declined 15% compared to 2010, primarily as a result of lower conduit-related discount accretion. The level of accretion recorded in 2011 was significantly affected by our December 2010 investment portfolio repositioning. A portion of net interest revenue is allocated to the Investment Management business line based on the volume of client liabilities attributable to that line of business.

Total expenses from operations increased 8% from 2010, primarily because of higher compensation and employee benefits expenses, which resulted from year-over-year salary adjustments, the inclusion of the expenses of the acquired Intesa securities services business and MIFA for a full year, increased staff and external contract services, and higher payroll taxes.

Investment Management

Total revenue for 2011 increased 6% compared to 2010, generally the result of higher levels of management fees. The 11% increase in management fees, generated by SSgA, resulted primarily from the impact of increases in average month-end equity market valuations, the addition of revenue from the acquired BIAM business and, to a lesser extent, the impact of new business won and installed during 2011 and prior periods. Securities finance revenue declined 15% because of reduced utilization of lendable assets in the SSgA lending funds and the transition of assets by clients from lending to non-lending products.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” under “Total Revenue” in this Management’s Discussion and Analysis for a more-in depth discussion. A discussion of securities finance revenue and processing fees and other revenue is provided in “Securities Finance” and “Processing Fees and Other” under “Total Revenue.”

Total expenses from operations increased 20% from 2010. The increase was mainly reflective of higher compensation and employee benefits expenses related to year-over-year salary adjustments and increased staff, as well as significant insurance recoveries received in 2010.

COMPARISON OF 2010 AND 2009

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2010(1)	2009	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$6,540	$5,935	10%
Net interest revenue	2,699	2,564	5
Gains (Losses) related to investment securities, net(2)	(286)	141

Total revenue	8,953	8,640	4
Provision for loan losses	25	149
Total expenses	6,842	5,966	15

Income before income tax expense and extraordinary loss	2,086	2,525	(17)
Income tax expense	530	722	(27)

Net income	1,556	1,803	(14)
Extraordinary loss, net of taxes	—	(3,684)

Net income (loss)	$1,556	$(1,881)

Adjustment to net income (loss)(3)	(16)	(163)

Net income before extraordinary loss available to common shareholders	$1,540	$1,640	(6)

Net income (loss) available to common shareholders	$1,540	$(2,044)

Earnings per common share before extraordinary loss:
Basic	$3.11	$3.50
Diluted	3.09	3.46
Earnings per common share:
Basic	$3.11	$(4.32)
Diluted	3.09	(4.31)
Average common shares outstanding (in thousands):
Basic	495,394	470,602
Diluted	497,924	474,003
Return on common shareholders’ equity before extraordinary loss(4)	9.5%	13.2%

(1)	Financial results for 2010 included those of acquired businesses from their respective dates of acquisition.

(2)	Amount for 2010 included a net loss from sales of securities related to a repositioning of the investment portfolio.

(3)

Amount for 2010 represented the allocation of earnings to participating securities using the two-class method. Amount for 2009 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury’s TARP program in 2008 and redeemed in 2009.

(4)	For 2009, return on common shareholders’ equity was determined using net income before extraordinary loss available to common shareholders.

TOTAL REVENUE

Years ended December 31,	2010	2009	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$3,938	$3,334	18%
Management fees	829	766	8
Trading services	1,106	1,094	1
Securities finance	318	570	(44)
Processing fees and other	349	171	104

Total fee revenue	6,540	5,935	10
Net interest revenue:
Interest revenue	3,462	3,286	5
Interest expense	763	722	6

Net interest revenue	2,699	2,564	5
Gains (Losses) related to investment securities, net	(286)	141

Total revenue	$8,953	$8,640	4

The increase in total revenue compared to 2009 was driven primarily by fee revenue, partly offset by net losses related to investment securities in 2010, which included a net sale loss related to a repositioning of the investment portfolio.

The 18% increase in servicing fees from 2009 primarily resulted from the impact of new business awarded to us and installed during 2010 and prior periods on current-period revenue, the addition of revenue generated by the acquired Intesa and MIFA businesses from May 17 and April 1, respectively, through December 31, and increases in daily average equity market valuations. Approximately 41% of our servicing fees were generated outside the U.S. in 2010, compared with 37% in 2009. Assets under custody and administration were $21.53 trillion, compared to $18.79 trillion in 2009, with the increase from 2009 primarily the result of increases in equity market valuations and a higher level of new servicing business won and installed prior to December 31, 2010, as well as the effects of the Intesa and MIFA acquisitions.

Management fees increased 8% from 2009 to 2010, primarily from the impact of increases in average month-end equity market valuations and, to a lesser extent, the impact of new business won and installed in prior periods on current-period revenue. Approximately 34% of our management fees were generated outside the U.S. in 2010, down from 36% in 2009. Assets under management increased to $2.01 trillion at December 31, 2010, up $59 billion from $1.95 trillion a year earlier.

Trading services revenue increased 1% primarily as a result of higher electronic trading volumes, partly offset by a decrease in foreign exchange trading revenue as a result of lower spreads on foreign exchange trades and a decline in currency volatility, partly offset by higher client volumes.

Securities finance revenue was down 44% as a result of lower spreads across all lending programs. Processing fees and other revenue increased 104% due to higher net revenue from structured products, including fees from our tax-exempt investment program, and higher net revenue related to certain tax-advantaged investments.

Net interest revenue increased primarily as a result of the impact of a higher portfolio allocation to fixed-rate investment securities, U.S. and non-U.S. investment portfolio growth, and the impact of the deposits added in May 2010 in connection with the acquisition of the Intesa securities services business, partly offset by lower spreads on both floating-rate investment securities and non-U.S. transaction deposits.

We recorded net realized losses of $55 million from sales of investment securities and, separately, losses from other-than-temporary impairment related to credit of $231 million for 2010, compared to net sale gains of $368 million and losses from other-than-temporary impairment related to credit of $227 million for 2009. In December 2010, we undertook a repositioning of our investment securities portfolio by selling approximately

$11 billion of securities. The repositioning was undertaken to enhance our capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital, and reduce our exposure to certain asset classes. The sale resulted in a pre-tax loss of approximately $344 million, which was recorded in our consolidated statement of income and is reflected in the $55 million of net sale losses described above.

As a result, net losses related to investment securities for 2010 totaled $286 million, compared to net gains of $141 million for 2009. For 2010, the substantial majority of the impairment losses related to non-agency mortgage-backed securities which management concluded had experienced credit losses resulting from deterioration in financial performance of those securities during the year.

PROVISION FOR LOAN LOSSES

We recorded provisions for loan losses of $25 million in 2010 and $149 million in 2009. The substantial majority of the provisions recorded in both years resulted from changes in expectations with respect to future cash flows from certain CRE loans acquired in 2008 in connection with the indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

EXPENSES

Years ended December 31,	2010	2009	% Change
(Dollars in millions)
Compensation and employee benefits	$3,524	$3,037	16%
Information systems and communications	713	656	9
Transaction processing services	653	583	12
Occupancy	463	475	(3)
Securities lending charge	414	—
Provision for fixed-income litigation exposure	—	250
Acquisition costs	89	49	82
Restructuring charges	156	—
Professional services	277	264	5
Amortization of other intangible assets	179	136	32
Other	374	516	(28)

Total expenses	$6,842	$5,966	15

Number of employees at year end	28,670	27,310

The increase in compensation and employee benefits expenses for 2010 compared to 2009 was primarily due to the effect of our reinstatement of cash incentive compensation accruals, as we did not accrue such incentive compensation during the first half of 2009 as part of our plan to increase our tangible common equity; the addition of the employees and associated expenses of the acquired Intesa securities services business and MIFA subsequent to their acquisition dates; and higher benefits requirements for payroll taxes, medical insurance and pensions.

The increase in information systems and communications expenses for 2010 compared to 2009 reflected higher levels of spending on telecommunications hardware and software for our global infrastructure, as well as the addition of expenses from the acquired Intesa securities services business and MIFA subsequent to their respective acquisition dates. Transaction processing services expenses increased due to higher levels of sub-custody expenses and higher external contract services costs related to increases in transaction volumes.

In June 2010, we recorded an aggregate pre-tax charge of $414 million, which included $9 million of associated legal costs. The charge provided for a one-time cash contribution of $330 million to the cash collateral pools and liquidity trusts underlying the SSgA lending funds, which reflected our cost to restore the net asset value per unit of such collateral pools to $1.00 as of June 30, 2010. As a result of this contribution, SSgA removed the redemption restrictions from these SSgA lending funds in August 2010. We also established a $75 million reserve to address potential inconsistencies in connection with our implementation of redemption restrictions applicable to the collateral pools underlying our agency lending program.

The provision for fixed-income litigation exposure of $250 million in 2009 resulted from an increase in the reserve initially established in 2007 associated with certain active fixed-income strategies managed by SSgA. We settled regulatory inquiries related to this exposure in February 2010.

In 2010, we recorded acquisition and restructuring costs of $245 million. These costs included $89 million of integration costs, $57 million of which related to the acquired Intesa securities services business and MIFA. These integration costs consisted only of certain transaction-related costs and direct incremental costs to integrate the acquired businesses into our operations, and did not include ongoing expenses of the combined organization. The remaining $156 million was composed of restructuring charges recorded in connection with our business operations and information technology transformation program announced in November 2010. The $156 million of charges consisted of employee-related costs for severance and other termination benefits, as well as costs which resulted from actions taken to consolidate real estate.

The decrease in aggregate other expenses (professional services, amortization of other intangible assets, securities processing, regulator fees and assessments, and other) for 2010 compared to 2009 resulted primarily from the impact of an adverse judgment of $60 million rendered by a Netherlands court in 2009, the impact of $115 million of insurance recoveries received in 2010 and lower levels of FDIC assessments. This overall decrease was offset slightly by a higher level of other intangible assets amortization associated with the acquisition of the Intesa securities services business and MIFA.

Income Taxes

We recorded income tax expense of $530 million for 2010, compared to income tax expense before extraordinary loss of $722 million for 2009. Our effective tax rate for 2010 was 25.4% compared to 28.6% for 2009. The decline in the effective tax rate was primarily attributable to transactions in connection with which we incurred costs to terminate funding obligations that supported former conduit asset structures, the partial write-off of a deferred tax asset associated with certain of the investment securities sold in connection with the portfolio repositioning completed in the fourth quarter of 2010, and the absence of the impact of the non-deductible portion of the SSgA-related legal reserve established in 2009.

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

As our non-U.S. business activities have continued to grow, we have expanded our capabilities and processes to enable us to manage the liabilities generated by our core businesses and the related assets in which these liabilities are invested, in a manner that more closely aligns our businesses and related activities with the cash management, investment activities and other operations of our clients. As a result, the structure of our statement of condition continues to evolve to reflect these efforts.

In connection with the growth in non-U.S. business, our cross-border outstandings have increased as we have invested in higher levels of non-U.S. assets. For additional information with respect to our non-U.S. exposures, refer to “Investment Securities” and “Cross-Border Outstandings” that follow.

The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders’ equity for the years ended December 31. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations—Total Revenue—Net Interest Revenue” in this Management’s Discussion and Analysis.

Years ended December 31,	2011 Average Balance	2010 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$20,241	$13,550
Securities purchased under resale agreements	4,686	2,957
Trading account assets	2,013	376
Investment securities	103,075	96,123
Loans and leases	12,180	12,094
Other interest-earning assets	5,462	1,156

Total interest-earning assets	147,657	126,256
Cash and due from banks	3,436	2,781
Other assets	23,665	22,920

Total assets	$174,758	$151,957

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$4,049	$8,632
Non-U.S.	84,011	68,326

Total interest-bearing deposits	88,060	76,958
Securities sold under repurchase agreements	9,040	8,108
Federal funds purchased	845	1,759
Other short-term borrowings	5,134	13,590
Long-term debt	8,966	8,681
Other interest-bearing liabilities	3,535	940

Total interest-bearing liabilities	115,580	110,036
Non-interest-bearing deposits	25,925	13,879
Other liabilities	13,890	11,682
Preferred shareholders’ equity	400	—
Common shareholders’ equity	18,963	16,360

Total liabilities and shareholders’ equity	$174,758	$151,957

Investment Securities

The following table presents the carrying values of investment securities by type as of December 31:

(In millions)	2011	2010	2009
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,836	$7,577	$11,162
Mortgage-backed securities	30,021	23,640	14,936
Asset-backed securities:
Student loans(1)	16,545	14,415	11,928
Credit cards	10,487	7,603	6,607
Sub-prime	1,404	1,818	3,197
Other	3,465	2,569	3,353

Total asset-backed	31,901	26,405	25,085

Non-U.S. debt securities:
Mortgage-backed securities	10,875	6,294	4,825
Asset-backed securities	4,303	1,786	1,570
Government securities	1,671	2,005	145
Other	2,825	1,932	3,215

Total non-U.S. debt securities	19,674	12,017	9,755
State and political subdivisions	7,047	6,604	5,937
Collateralized mortgage obligations	3,980	1,861	2,409
Other debt securities	3,615	2,536	2,234
U.S. equity securities	640	1,115	1,098
Non-U.S. equity securities	118	126	83

Total	$99,832	$81,881	$72,699

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations			$500
Mortgage-backed securities	$265	$413	620
Asset-backed securities	31	64	467
Non-U.S. debt securities:
Mortgage-backed securities	4,973	6,332	8,851
Asset-backed securities	436	646	1,439
Government securities	3	—	470
Other	172	208	62

Total non-U.S. debt securities	5,584	7,186	10,822
State and political subdivisions	107	134	206
Collateralized mortgage obligations	3,334	4,452	8,262

Total	$9,321	$12,249	$20,877

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Additional detail about our investment securities is provided in note 3 to the consolidated financial statements included under Item 8.

We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities and in the context of the overall structure of our consolidated statement of condition, and in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.

The portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of December 31, 2011. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of December 31:

	2011	2010
AAA(1)	75%	79%
AA	14	11
A	7	6
BBB	2	2
Below BBB	2	2

	100%	100%

(1)	Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investor Services and “AA+” by Standard & Poor’s.

As of December 31, 2011, the investment portfolio of approximately 10,610 securities was diversified with respect to asset class. Approximately 83% of the aggregate carrying value of the portfolio as of that date was composed of mortgage- backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan- backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

Non-U.S. Debt Securities

Approximately 23% of the aggregate carrying value of the portfolio as of December 31, 2011 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of December 31:

(In millions)	2011	2010
Available for sale:
United Kingdom	$8,851	$4,451
Australia	3,154	1,332
Netherlands	3,109	2,320
Canada	1,905	2,138
Germany	1,510	916
France	329	219
Spain	228	285
Italy	231	—
Other	357	356

Total	$19,674	$12,017

Held to maturity:
Australia	$2,572	$3,121
United Kingdom	2,259	3,190
Italy	297	342
Spain	220	245
Other	236	288

Total	$5,584	$7,186

Approximately 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both December 31, 2011 and 2010. The majority of these securities comprise senior positions within the security structures, which are protected through subordination and other forms of credit protection. As of

December 31, 2011, the securities had an aggregate pre-tax net unrealized loss of approximately $143 million and an average market-to-book ratio of 99.4%. The majority is floating-rate securities, and accordingly the aggregate holdings are considered to have minimal interest-rate risk.

The underlying collateral primarily includes U.K. prime mortgages, Australian and Netherlands mortgages, Canadian government securities and German automobile loans. The “other” category of available-for-sale securities includes approximately $49 million and $69 million of securities as of December 31, 2011 and 2010, respectively, related to Portugal and Ireland, all of which are mortgage-backed securities. The “other” category of held-to-maturity securities includes approximately $233 million and $262 million of securities as of December 31, 2011 and 2010, respectively, related to Portugal, Ireland and Greece, all of which are mortgage-backed securities.

Our aggregate exposure to the peripheral European countries of Spain, Italy, Ireland, Greece and Portugal as of December 31, 2011 included no direct sovereign debt exposure to these countries. Our indirect exposure to these countries was substantially composed of approximately $1.08 billion of mortgage- and asset-backed securities, with an aggregate pre-tax gross unrealized loss of approximately $122 million as of December 31, 2011. We recorded no other-than-temporary impairment on these securities in 2011.

The global economic downturn, coupled with the failure of the Eurozone countries to abide by the terms of the Eurozone stability pact, led to significant borrowing at advantageous rates, particularly by the above-mentioned peripheral countries, while those countries failed to address their underlying uncompetitive economies. These events led to the sovereign debt crisis when these fundamental issues caused severe stresses within the Eurozone. This sovereign crisis in Europe has deteriorated with little sign of improvement in the peripheral countries’ economies.

Peripheral country risks are identified, assessed and monitored by our Country and Counterparty Exposure Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management. All peripheral country exposures are subject to ongoing surveillance and subjected to stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and likely future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting likely downward pressure on collateral performance from the sovereign crisis and related austerity measures. The results of the stress tests are presented to senior management and Enterprise Risk Management as part of the surveillance process.

In addition, Enterprise Risk Management conducts stress test analyses and evaluates exposures for evaluation of other-than-temporary impairment. The assumptions used in the evaluation process are stressed to reflect likely downward pressure on collateral performance from the sovereign crisis and related austerity measures and their economic impact. Evaluations of exposure to Greece are based on that country remaining a member of the Eurozone under all scenarios. Stress scenarios are subject to regular review and updated to reflect changes in the economic environment, measures taken in response to the sovereign crisis and collateral performance, with particular attention to our peripheral country exposures.

Municipal Securities

We carry approximately $7.15 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio. Substantially all of these securities are classified as securities available for sale, with the remainder classified as securities held to maturity. We also provide approximately $8.28 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following table presents our combined credit exposure to state and municipal obligors which represents 5% or more of our aggregate municipal credit exposure of approximately $15.43 billion across our businesses as of December 31, 2011, grouped by state to display geographic dispersion:

(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,002	$1,669	$2,671	17%
California	192	1,496	1,688	11
Massachusetts	841	478	1,319	9
New York	309	596	905	6
Wisconsin	491	407	898	6
Florida	165	686	851	6

Total	$3,000	$5,332	$8,332

Our total municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 86% of the obligors rated “AAA” or “AA” as of December 31, 2011. As of that date, approximately 67% and 31% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.

Additional information with respect to our analysis of other-than-temporary impairment of municipal securities is provided in note 3 to the consolidated financial statements included under Item 8.

The following table presents the carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, as of December 31, 2011:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1,200	.14%	$38	3.67%	$822	3.15%	$776	2.19%
Mortgage-backed securities	5	5.08	755	3.46	10,871	3.19	18,390	3.43
Asset-backed securities:
Student loans	155	.51	3,331	.71	8,490	.80	4,569	.87
Credit cards	1,893	.86	5,893	.66	2,701	.76	—	—
Sub-prime	581	.62	82	1.41	17	1.88	724	.88
Other	119	1.71	1,602	.95	1,198	.73	546	.62

Total asset-backed	2,748		10,908		12,406		5,839

Non-U.S. debt securities:
Mortgage-backed securities	474	1.41	2,358	2.39	987	2.99	7,056	2.43
Asset-backed securities	230	1.00	916	1.61	2,511	1.90	646	2.29
Government securities	1,671	1.09	—	—	—	—	—	—
Other	1,636	4.46	958	3.97	231	4.28	—	—

Total non-U.S. debt securities	4,011		4,232		3,729		7,702

State and political subdivisions(2)	471	5.10	2,326	5.07	3,328	4.97	922	3.77
Collateralized mortgage obligations	81	4.94	1,163	4.17	1,209	3.02	1,527	2.91
Other U.S. debt securities	289	5.13	1,391	4.41	1,899	4.25	36	.98

Total	$8,805		$20,813		$34,264		$35,192

Held to maturity(1):
U.S. Treasury and federal agencies:
Mortgage-backed securities			$19	4.80%	$102	4.97%	$144	5.38%
Asset-backed securities			—	—	—	—	31	1.13
Non-U.S. debt securities:
Mortgage-backed securities	$1,304	.54%	254	1.18	—	—	3,415	3.48
Asset-backed securities	—	—	204	4.82	217	4.49	15	1.77
Government securities	3	.36	—	—	—	—	—	—
Other	—	—	155	2.35	—	—	17	4.55

Total non-U.S. debt securities	1,307		613		217		3,447

State and political subdivisions(2)	56	3.82	49	5.95	2	6.52	—	—
Collateralized mortgage obligations	394	4.64	1,350	3.56	530	4.07	1,060	3.23

Total	$1,757		$2,031		$851		$4,682

(1)	The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.

(2)	Yields were calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

Impairment

The following table presents net unrealized losses on securities available for sale as of December 31:

(In millions)	2011	2010
Fair value	$99,832	$81,881
Amortized cost	100,013	82,329

Net unrealized loss, pre-tax	$(181)	$(448)

Net unrealized loss, after-tax	$(113)	$(270)

The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $303 million, or $189 million after-tax, and $523 million, or $317 million after-tax, as of December 31, 2011 and 2010, respectively, and were recorded in accumulated other comprehensive income, or OCI. Refer to note 12 to the consolidated financial statements included under Item 8. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2010 to December 31, 2011 resulted primarily from amortization.

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. To the extent that other-than-temporary impairment is identified, the impairment is broken into a credit component and a non-credit component. The credit component is recorded in our consolidated statement of income, and the non-credit component is recorded in OCI to the extent that we do not intend to sell the security.

Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 3, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management’s expectations, other-than-temporary impairment could increase, in particular, the credit component that would be recorded in our consolidated statement of income.

Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a significant driver of the portfolio’s credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of September 30, 2011, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 31.3% peak-to-current. Overall, management’s expectation, for purposes of its evaluation of other-than-temporary impairment as of December 31, 2011, was that housing prices would decline by approximately 35% peak-to-trough.

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

We estimate, for example, that other-than-temporary impairment of the investment portfolio could increase by approximately $10 million to $50 million, if national housing prices were to decline by 37% to 39% peak-to-trough, compared to management’s expectation of 35% described above. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management’s current expectations, resulting loss estimates may differ materially from those stated. Excluding the securities for which other-than-temporary impairment was recorded in 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of December 31, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about our assessment of impairment is provided in note 3 to the consolidated financial statements included under Item 8.

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

Loans and Leases

The following table presents U.S. and non-U.S. loans and leases, by segment, and aggregate average loans and leases, as of and for the years ended December 31 (excluding the allowance for loan losses):

(In millions)	2011	2010	2009	2008	2007
Institutional:
U.S.	$7,115	$7,001	$6,637	$6,004	$9,798
Non-U.S.	2,478	4,192	3,571	2,327	6,004
Commercial real estate:
U.S.	460	764	600	800	—

Total loans and leases	$10,053	$11,957	$10,808	$9,131	$15,802

Average loans and leases	$12,180	$12,094	$9,703	$11,884	$10,753

Additional detail about these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included under Item 8.

The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. Investment funds includes lending to mutual and other collective investment funds and short-duration advances to fund clients to provide liquidity in support of their transaction flows associated with securities settlement activities. Commercial and financial includes lending to corporate borrowers, including broker/dealers. Purchased receivables represents undivided interests in securitized pools of underlying third-party receivables added in connection with the 2009 conduit consolidation. Lease financing includes our investment in leveraged lease financing. As of December 31, 2011 and 2010, unearned income deducted from our investment in leveraged lease financing was $146 million and $168 million, respectively, for U.S. leases and $381 million and $667 million, respectively, for non-U.S. leases.

Aggregate short-duration advances to our clients included in the institutional segment were $2.17 billion and $2.63 billion at December 31, 2011 and 2010, respectively.

The commercial real estate, or CRE, loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition.

As of December 31, 2011 and 2010, we held an aggregate of approximately $199 million and $307 million, respectively, of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in 2011.

We define past-due loans as loans on which contractual principal or interest payments are over 90 days delinquent, but for which interest continues to be accrued. No institutional loans were 90 days or more contractually past due as of December 31, 2011, 2010, 2009, 2008 or 2007. Although a portion of the CRE loans was 90 days or more contractually past due as of December 31, 2011, 2010, 2009 and 2008, we do not report them as past-due loans, because in accordance with GAAP, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.

We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended.

As of December 31, 2011 and 2010, approximately $5 million and $158 million, respectively, of the aforementioned CRE loans had been placed by management on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management’s expectations of the future collection of principal and interest from the loans. The decline in loans on non-accrual status at December 31, 2011 compared to December 31, 2010 resulted mainly from the transfer of certain CRE loans to other real estate owned in 2011 in connection with foreclosure or similar transactions. These transactions had no impact on our 2011 consolidated statement of income.

The following table presents contractual maturities for loan and lease balances as of December 31, 2011:

(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$5,592	$5,261	$331
Non-U.S.	796	796	—
Commercial and financial:
U.S.	563	533	30
Non-U.S.	453	440	13
Purchased receivables:
U.S.	563	—	49	$514
Non-U.S.	372	—	372	—
Lease financing:
U.S.	397	9	39	349
Non-U.S.	857	100	217	540

Total institutional	9,593	7,139	1,051	1,403
Commercial real estate:
U.S.	460	41	21	398

Total loans and leases	$10,053	$7,180	$1,072	$1,801

The following table presents the classification of loan and lease balances due after one year according to sensitivity to changes in interest rates as of December 31, 2011:

(In millions)
Loans and leases with predetermined interest rates	$1,145
Loans and leases with floating or adjustable interest rates	1,728

Total	$2,873

At December 31, 2011 and 2010, the allowance for loan losses was $22 million and $100 million, respectively. The following table presents activity in the allowance for loan losses for the years ended December 31:

(In millions)	2011	2010	2009	2008	2007
Beginning balance	$100	$79	$18	$18	$18
Provisions for loan losses:
Commercial real estate	9	22	124	—	—
Other	(9)	3	25	—	—
Charge-offs:
Commercial real estate	(78)	(4)	(72)	—	—
Other	—	—	(19)	—	—
Recoveries:
Commercial real estate	—	—	3	—	—

Ending balance	$22	$100	$79	$18	$18

The CRE loans are reviewed on a quarterly basis, and any provisions for loan losses that are recorded reflect management’s current expectations with respect to future cash flows from these loans, based on an assessment of economic conditions in the commercial real estate market and other factors.

Cross-Border Outstandings

Cross-border outstandings are amounts payable to State Street by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to foreign exchange and interest-rate contracts; and securities finance.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

We place deposits with non-U.S. counterparties that have strong internal State Street risk ratings. Counterparties are approved and monitored by our Country and Counterparty Exposure Committee. This process includes financial analysis of non-U.S. counterparties and the use of an internal risk rating system. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. We also utilize risk mitigation and other facilities that may reduce our exposure through the use of cash collateral and/or balance sheet netting. In addition, the Country and Counterparty Exposure Committee performs a country-risk analysis and monitors limits on country exposure.

The following table presents cross-border outstandings in countries in which we do business, the on-balance sheet portion of which amounted to at least 1% of our consolidated total assets as of December 31. The aggregate on-balance sheet cross-border outstandings presented in the table represented 15%, 16% and 12% of our consolidated total assets as of December 31, 2011, 2010 and 2009, respectively.

(In millions)	Investment Securities and Other Assets	Off-Balance Sheet	Total Cross-border Outstandings
2011:
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731

2010:				2009:
United Kingdom	$9,055	$4,699	$13,754	$8,116
Germany	6,626	236	6,862	1,623
Australia	5,529	475	6,004	5,767
Canada	2,570	842	3,412	2,322
Netherlands	2,599	155	2,754	1,783

Aggregate on-balance sheet cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of December 31, 2011 and 2009 totaled approximately $1.70 billion and $1.26 billion, to Luxembourg and Italy, respectively. There were no aggregate on-balance sheet cross-border outstandings to countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2010.

Several European countries, particularly Portugal, Ireland, Italy, Greece and Spain, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. While we had no sovereign debt securities related to these countries in our investment portfolio, we had aggregate exposure of approximately $1.08 billion of mortgage- and asset-backed securities, composed of $424 million in Spain, $373 million in Italy, $114 million in Ireland, $99 million in Greece and $69 million in Portugal, as of December 31, 2011. The following table presents our aggregate exposure in each of these countries as of December 31:

(In millions)	Investment Securities and Other Assets	Off-Balance Sheet	Total Cross-border Exposure
2011:
Italy	$1,049	$11	$1,060
Ireland	299	267	566
Spain	434	53	487
Portugal	176	—	176
Greece	99	—	99

2010:
Italy	$939	$23	$962
Ireland	352	144	496
Spain	530	54	584
Portugal	281	—	281
Greece	116	—	116

As of December 31, 2011, none of the on-balance sheet exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any other-than-temporary impairment or provisions for loan losses with respect to any of our exposures in these countries as of December 31, 2011.

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

The following table presents regulatory capital ratios and related regulatory guidelines for State Street and State Street Bank as of December 31; refer to note 15 to the consolidated financial statements included under Item 8 for additional information:

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2011	2010	2011	2010
Regulatory capital ratios:
Tier 1 risk-based capital	4%	6%	18.8%	20.5%	17.6%	18.1%
Total risk-based capital	8	10	20.5	22.0	19.6	19.9
Tier 1 leverage ratio(1)	4	5	7.3	8.2	6.7	7.1

(1)	Regulatory guideline for “well capitalized” applies only to State Street Bank.

At December 31, 2011, State Street’s and State Street Bank’s tier 1 and total risk-based capital ratios declined compared to December 31, 2010. Higher capital associated with net income and the remarketing of subordinated debt (partly offset by the effect of purchases of our common stock and declarations of common stock dividends) was more than offset by increases in total risk-weighted assets. Balance sheet growth mainly associated with higher levels of investment securities, the result of our re-investment strategy, drove the increase in total risk-weighted assets. Higher off-balance sheet exposure associated with our securities finance agency lending business, the result of market conditions, also contributed to the increase in total risk-weighted assets.

The decline in the tier 1 leverage ratio for both entities generally resulted from a significant increase in adjusted quarterly average assets, mainly the result of the above-mentioned re-investment strategy and significantly higher average interest-bearing deposits with banks that resulted from high levels of client deposits. These incremental client deposits were invested with central banks, including the Federal Reserve. As of December 31, 2011, regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well-capitalized” thresholds.

In 2011, we issued approximately $500 million of 4.956% junior subordinated debentures due March 15, 2018, in a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The original debentures were issued to Capital Trust III in connection with our concurrent offering of the trust’s 8.25% fixed-to-floating rate normal automatic preferred enhanced capital securities, referred to as normal APEX (refer to note 9 to the consolidated financial statements included under Item 8).

The net proceeds from the sale of the remarketed 4.956% junior subordinated debentures were ultimately used by Capital Trust III to make a final distribution to the holders of the normal APEX with respect to the original 6.001% junior subordinated debentures and to satisfy the obligation of Capital Trust III to purchase $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share. The preferred stock constitutes the principal asset of the trust.

As a result of the above-described transactions, as of December 31, 2011 we had outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital and the perpetual preferred stock qualifies for inclusion in tier 1 regulatory capital, both under federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were canceled as a result of the remarketing transaction.

Common Stock

In 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program superseded the Board’s prior authorization under which 13.25 million common shares were available for purchase as of December 31, 2010. During the period from April 1, 2011 through December 31, 2011, we purchased approximately 16.3 million shares of our common stock, at an average cost per share of approximately $41.38 and an aggregate cost of approximately $675 million. As of December 31, 2011, no purchase authority remained under this program. Adjusting for shares of common stock issued in connection with employee compensation, at December 31, 2011, we had approximately 14.2 million less common shares outstanding compared to December 31, 2010 as a result of completion of the stock purchase program.

During 2011, we declared aggregate common stock dividends of $0.72 per share, or approximately $358 million. These dividends compare to aggregate common stock dividends of $0.04 per share, or $20 million, for all of 2010, and represented the first increase in our quarterly common stock dividend since we announced a reduction of such dividends in the first quarter of 2009. Funds for cash distributions to our shareholders by the parent company are derived from a variety of sources. The level of dividends to shareholders on our common stock is reviewed regularly and determined by the Board considering our liquidity, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. In addition, the prior approval of the Federal Reserve is required for us to pay future common stock dividends.

The Federal Reserve is currently conducting a review of capital plans for 2012 submitted by us and other systemically important financial institutions, which capital plans include tests of our capital adequacy under various stress scenarios. The levels at which we will be able to declare dividends and purchase shares of our common stock during 2012 will depend on the Federal Reserve’s assessment of our capital plan and our projected performance under the stress scenarios. While we anticipate that we will obtain Federal Reserve approval for the continued return of capital to our shareholders through dividends and/or common stock purchases in 2012, there can be no assurance with respect to the Federal Reserve’s assessment of our capital plan.

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in note 15 to the consolidated financial statements included under Item 8.

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

Basel II adopts a three-pillar framework for addressing capital adequacy-minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization’s risk profile and its associated level of regulatory capital.

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

Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve. State Street is currently in the qualification period for Basel II.

In addition, in response to the recent financial crisis and ongoing global financial market dynamics, the Basel Committee has proposed new guidelines, referred to as Basel III. Basel III would establish more stringent capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. Basel III, the Dodd-Frank Act and the resulting regulations are expected to result in an increase in the minimum regulatory capital that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated.

We are currently designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among an initial group of 29 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as “global systemically important banks,” or G-SIBs. Both of these designations will require us to hold incrementally higher regulatory capital compared to financial institutions without such designations.

The Basel III requirements, as well as related provisions of the Dodd-Frank Act and other international regulatory initiatives, could have a material impact on our businesses and our profitability. U.S. banking regulators will be required to enact new rules specific to the U.S. banking industry to implement the final Basel III accord. Consequently, determining with certainty at this time the alignment of our regulatory capital and our operations with the regulatory capital requirements of Basel III, or when we will be expected to be compliant with the Basel regulatory capital requirements, is not possible.

We believe, however, that we will be able to comply with the relevant Basel II and Basel III regulatory capital requirements when and as applied to us.

Economic Capital

We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “Aa3/AA-” senior bank debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street’s risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and data used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.

In addition, we have begun to measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street’s cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. This in turn has become an element of our internal process for allocating resources, e.g., capital, information technology spending, etc., by line of business. In addition, this augments our current use of return on capital in our evaluation of the viability of a new business or product initiative and for merger-and-acquisition analysis.

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

Our Global Treasury group is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCCO. Management maintains a liquidity framework which assesses the sources and uses of liquidity. Monitoring of our liquidity position is conducted by Global Treasury and our Enterprise Risk Management group. Embedded in this framework is a process that outlines several areas of potential risk based on our activities, size, and other appropriate risk-related factors. We use liquidity metrics, early warning indicators and stress testing to identify potential liquidity needs.

These measures are a combination of internal and external events which assist us in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.

Another important component of the liquidity framework is a contingency funding plan, or CFP, that is designed to identify and manage State Street through a potential liquidity crisis. The CFP defines roles, responsibilities and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.

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

Our sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. State Street is also a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. There were no balances outstanding under this facility at December 31, 2011 or 2010. Each of these sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.

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

In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-term money market instruments which are carried in our consolidated statement of condition and which would be available to meet our cash needs. At December 31, 2011, this wholesale CD portfolio totaled $6.34 billion, compared to $6.82 billion at December 31, 2010. At December 31, 2011, we had no conduit-issued asset-backed commercial paper outstanding to third parties, compared to $1.92 billion at December 31, 2010.

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

As of December 31, 2011, the value of our consolidated net liquid assets, as defined, totaled $144.15 billion, compared to $83.41 billion as of December 31, 2010. For the year ended December 31, 2011, consolidated average net liquid assets were $97.33 billion, compared to $73.72 billion for the year ended December 31, 2010. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $50.09 billion at central banks as of December 31, 2011, compared to $16.61 billion as of December 31, 2010. As of December 31, 2011, the value of the parent company’s net liquid assets totaled $4.91 billion, compared with $5.06 billion as of December 31, 2010. The parent company’s liquid assets consisted primarily of overnight placements with its banking subsidiaries.

Aggregate investment securities carried at $44.66 billion as of December 31, 2011, compared to $44.81 billion as of December 31, 2010, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank’s ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of December 31, 2011, State Street Bank had no outstanding primary credit borrowings from the discount window.

Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street’s overall liquidity as of December 31, 2011 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.

As referenced above, our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings on our debt, as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; and strong liquidity monitoring procedures. High ratings on debt minimize borrowing costs and enhance our liquidity by increasing the potential market for our debt. A downgrade or reduction of these credit ratings could have an adverse effect on our ability to access funding at favorable interest rates.

The following table presents information about State Street’s and State Street Bank’s credit ratings as of February 24, 2012:

	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Short-term commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	A+
Subordinated debt	A	A2	—
Capital securities	BBB+	A3	A-
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa2	AA-
Senior debt	AA-	Aa2	A+
Subordinated debt	A+	Aa3	A-
Outlook	Negative	Negative	Stable

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have, as discussed previously, issued in the past, and we may issue in the future, securities pursuant to the shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors. Additional information about debt and equity securities issued pursuant to this shelf registration is provided in notes 9 and 12 to the consolidated financial statements included under Item 8.

We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. At December 31, 2011, we had $2.38 billion of commercial paper outstanding, compared to $2.80 billion at December 31, 2010. Additional information about our corporate commercial paper program is provided in note 8 to the consolidated financial statements included under Item 8.

State Street Bank had initial Board authority to issue bank notes up to an aggregate of $5 billion, including up to $1 billion of subordinated bank notes. Approximately $2.05 billion was available under this Board authority as of December 31, 2011. In 2011, $2.45 billion of senior notes, which were outstanding at December 31, 2010, matured.

State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $787 million as of December 31, 2011, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2011, no balance was outstanding on this line of credit.

CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2011 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$9,276	$1,973	$1,169	$1,944	$4,190
Operating leases	1,129	237	389	228	275
Capital lease obligations	989	68	136	138	647

Total contractual cash obligations	$11,394	$2,278	$1,694	$2,310	$5,112

(1)

Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2011.

The obligations presented in the table above are recorded in our consolidated statement of condition at December 31, 2011, except for interest on long-term debt and capital lease obligations. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 7 and 8 to the consolidated financial statements included under Item 8.

The table does not include obligations related to derivative instruments, because the amounts included in our consolidated statement of condition at December 31, 2011 related to derivatives do not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about derivative contracts is provided in note 16 to the consolidated financial statements included under Item 8. We have obligations under pension and other post-retirement benefit plans, more fully described in note 18 to the consolidated financial statements included under Item 8, which are not included in the above table.

Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 9 and 19 to the consolidated financial statements included under Item 8. The consolidated statement of cash flows, also included under Item 8, provides additional liquidity information.

OTHER COMMERCIAL COMMITMENTS

	DURATION OF COMMITMENT
As of December 31, 2011 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years
Indemnified securities financing	$302,342	$302,342
Unfunded commitments to extend credit	17,297	13,404	$1,691	$2,202
Asset purchase agreements	4,854	853	3,849	152
Standby letters of credit	3,838	1,446	1,994	398
Purchase obligations(2)	115	30	45	40

Total commercial commitments	$328,446	$318,075	$7,579	$2,792

(1)	Total amounts committed reflect participations to independent third parties.

(2)

Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about commitments is provided in note 10 to the consolidated financial statements included under Item  8.

Risk Management

The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return.

We have a disciplined approach to risk that involves all levels of management. The Board, through its Risk and Capital Committee, provides extensive review and oversight of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street’s “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. Enterprise Risk Management, or ERM, a corporate function, provides oversight, support and coordination across business units independent of the business units’ activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business unit management, monitors key risks. Our Chief Risk Officer meets regularly with the Board and its Risk and Capital Committee, and has the authority to escalate issues as necessary.

The execution of duties with respect to the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards, and providing oversight of the business-owned risks. Accordingly, risk management is a shared responsibility between ERM and the business units, and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units.

Responsibility for risk management is overseen by a series of management committees, as well as the Board’s Risk and Capital Committee. The Management Risk and Capital Committee, or MRAC, co-chaired by our Chief Risk Officer and Chief Financial Officer, is the senior management decision-making body for risk and capital issues, and is responsible for ensuring that State Street’s strategy, budget, risk appetite and capital adequacy are properly aligned. ALCCO, chaired by our Treasurer, oversees the management of our consolidated statement of condition, the management of our global liquidity and interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and debt and equity issuances.

State Street’s risk management program is supported by the activities of a number of corporate risk oversight committees, chaired by senior executives within ERM. Our Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity. Our Credit Committee acts as the credit and counterparty risk guidelines committee for State Street. Our Country and Counterparty Exposure Committee ensures that country risks are identified, assessed, monitored, reported and mitigated where necessary. Our Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. Our Model Assessment Committee provides recommendations concerning technical modeling issues and independently validates financial models utilized by our business units.

While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated.

Market Risk

Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. State Street is exposed to market risk in both its trading and non-trading, or asset-and-liability management, activities. The market risk management processes related to these activities, discussed in further detail below, apply to both on- and off-balance sheet exposures.

We engage in trading and investment activities primarily to support our clients’ needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall risk appetite, objectives and liquidity needs, our clients’ requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management” portion of this “Market Risk” section.

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

We enter into a variety of derivative financial instruments to support our clients’ needs and to manage our interest-rate and currency risk. These activities are generally intended to generate trading revenue and to manage potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets. Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs.

As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivatives, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2011, the aggregate notional amount of these derivatives was $1.36 trillion, of which $1.03 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about our trading derivatives is provided in note 16 to the consolidated financial statements under Item 8.

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

VALUE-AT-RISK

	Year Ended December 31,
	2011			2010
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
Foreign exchange rates	$2.3	$6.0	$0.4	$3.0	$9.4	$0.6
Interest rates	4.8	11.1	1.6	3.3	8.3	1.6
Total VaR for trading assets	$5.4	$11.1	$1.8	$4.6	$10.2	$1.8

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

We evaluate our VaR methodology on an ongoing basis. Any revisions to our VaR methodology are implemented only after thorough review and approval internally and by the Federal Reserve, our primary U.S. banking regulator. We implemented one such revision in August 2011, in order to better capture the risks associated with our exposures to certain interest-rate spreads.

The following table presents the VaR associated with our trading activities, presented in the preceding table, and the VaR associated with positions outside of these trading activities, the latter of which is described as “VaR for non-trading assets.” “Total regulatory VaR” is calculated as the sum of the VaR associated with trading assets and the VaR for non-trading assets, with no additional diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	Year Ended December 31,
	2011			2010
(In millions)	Annual Average	Maximum	Minimum	Annual Average	Maximum	Minimum
VaR for trading assets	$5.4	$11.1	$1.8	$4.6	$10.2	$1.8
VaR for non-trading assets	1.7	1.9	1.4	2.6	6.7	1.1
Total regulatory VaR	$7.1	$12.9	$3.5	$7.2	$13.1	$4.5

Asset and Liability Management Activities

The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of client deposits generated by our Investment Servicing and Investment Management businesses. We structure our balance sheet assets to generally conform to the characteristics of our balance sheet liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines. Non-U.S. dollar denominated client liabilities are a significant portion of our consolidated statement of condition. This exposure and the resulting changes in the shape and level of non-U.S. dollar yield curves are considered in our consolidated interest-rate risk management process.

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

Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Our use of derivatives is subject to ALCCO-approved guidelines. Additional information about our use of derivatives is provided in note 16 to the consolidated financial statements included under Item 8.

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

NET INTEREST REVENUE AT RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	December 31, 2011	December 31, 2010
Rate change:
+100 bps shock	$235	$121
-100 bps shock	(334)	(231)
+100 bps ramp	79	42
-100 bps ramp	(158)	(117)

As of December 31, 2011, NIR sensitivity to an upward-100-basis-point shock in market rates increased compared to December 31, 2010. A larger projected balance sheet funded mainly with client deposit inflows is expected to increase the benefit of rising rates to NIR. The benefit to NIR is less significant for an upward-100-basis-point ramp, since market rates are assumed to increase gradually.

NIR is expected to be more sensitive to a downward-100-basis-point shock in market rates as of December 31, 2011 compared to December 31, 2010. Due to the exceptionally low-interest-rate environment, deposit rates quickly reach their implicit floors and provide little funding relief on the liability side, while assets reset into the lower-rate environment, placing downward pressure on NIR.

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

ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	December 31, 2011	December 31, 2010
Rate change:
+200 bps shock	$(1,936)	$(2,058)
-200 bps shock	490	949

Exposure to EVE for an upward-200-basis-point shock as of December 31, 2011 declined slightly compared to December 31, 2010. The impact of lower rates shortening the duration of the investment portfolio was offset by purchases of fixed-rate investment securities in 2011.

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

An internal rating system is used to assess potential risk of loss. State Street’s risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on State Street’s credit scale is assigned. We evaluate the credit of our counterparties on an ongoing basis, but at a minimum annually. Significant exposures are reviewed daily by ERM. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders’ equity, exclusive of unrealized gains or losses, is not unusual.

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

We also provide clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit and standby bond-purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the appropriate level of this reserve on a regular basis.

On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $302.34 billion as of December 31, 2011, compared to $334.24 billion as of December 31, 2010. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $312.60 billion and $343.41 billion as collateral for indemnified securities on loan as of December 31, 2011 and 2010, respectively.

The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $312.60 billion as of December 31, 2011 and $343.41 billion as of December 31, 2010 referenced above, $88.66 billion as of December 31, 2011 and $89.07 billion as of December 31, 2010 was invested in indemnified repurchase agreements. We or our agents held $93.04 billion and $93.29 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2011 and 2010, respectively.

Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and Risk Management. Procedures are in place for assessing impaired securities, as described in note 3 to the consolidated financial statements included under Item 8.

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

We maintain a governance structure related to operational risk designed to ensure that responsibilities are clearly defined and to provide independent oversight of operational risk management. The Risk and Capital Committee of the Board sets operational risk policy and oversees implementation of the operational risk framework. ERM develops corporate programs to manage operational risk and oversees the overall operational risk program. Business units take responsibility for their own operational risk and periodically review the status of the business controls, which are designed to provide a sound operational environment. The business units also identify, manage, and report on operational risk. The Operational Risk Committee reviews operational risk- related information and policies, provides oversight of the operational risk program, and escalates operational risk issues of note to the MRAC and Risk and Capital Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk management practices and methodologies and reports to the Examining & Audit Committee of the Board.

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

Separating the effects of a potential material adverse event into operational and business risk is sometimes difficult. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and consequently the potential loss of clients and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain clients and the associated revenue, would be classified as a business risk loss.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of our business, we use special purpose entities. Additional information about these special purpose entities is provided in note 11 to the consolidated financial statements included under Item 8. One type of special purpose entity is used in connection with our involvement as collateral manager with respect to managed investment vehicles. Since we have determined that we are not the primary beneficiary of these managed investment vehicles as defined by GAAP, we do not record them in our consolidated financial statements.

In the normal course of our business, we hold assets under custody and administration and assets under management in a custodial or fiduciary capacity for our clients, and, in conformity with GAAP, we do not record these assets in our consolidated statement of condition. Similarly, collateral funds associated with our securities finance activities are held by us as agent; therefore, we do not record these assets in our consolidated statement of condition. Additional information about our securities finance activities is provided in note 10 to the consolidated financial statements included under Item 8.

In the normal course of our business, we use derivative financial instruments to support our clients’ needs and to manage our interest-rate and foreign currency risk. Additional information about our use of derivative instruments is provided in note 16 to the consolidated financial statements included under Item 8.

SIGNIFICANT ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with GAAP, and we apply accounting policies that affect the determination of amounts reported in these financial statements. Our significant accounting policies are described in note 1 to the consolidated financial statements included under Item 8.

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

The following is a brief discussion of the above-mentioned significant accounting estimates. Management of State Street has discussed these significant accounting estimates with the Examining & Audit Committee of the Board.

Fair Value Measurements

We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and derivative instruments.

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

At December 31, 2011, approximately $107.02 billion of our financial assets and approximately $6.82 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $87.78 billion and $6.58 billion, respectively, at December 31, 2010. The amounts at December 31, 2011 represented approximately 49% of our consolidated total assets and approximately 3% of our consolidated total liabilities, compared to 55% and 5%, respectively, at December 31, 2010. The decrease in the relative percentage of consolidated total assets at December 31, 2011 compared to 2010 mainly reflected the impact of a significant increase in interest-bearing deposits with banks, in which we invested excess client deposits, partly offset by purchases of asset-backed and other debt securities available for sale as part of our re-investment strategy. The significant increase in client deposits and our re-investment strategy are more fully discussed under “Net Interest Revenue” in “Consolidated Results of Operations” in this Management’s Discussion and Analysis. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in note 13 to the consolidated financial statements included under Item 8.

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

We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). At December 31, 2011, including the effect of master netting agreements, we categorized approximately 90% of our financial assets carried at fair value in level 2, with the remaining 10% categorized in levels 1 and 3 of the fair value hierarchy. At December 31, 2011, on the same basis, we categorized approximately 95% of our financial liabilities carried at fair value in level 2, with the remaining 5% categorized in levels 1 and 3.

The assets categorized in level 1 were composed of trading account assets and U.S. Treasury securities available for sale, specifically Treasury bills, which have a maturity of one year or less. Fair value for these securities was measured by management using unadjusted quoted prices in active markets for identical securities.

The assets categorized in level 2 were composed of investment securities available for sale and derivative instruments. Fair value for the investment securities was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to verify the information provided, including an understanding of underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.

The derivative instruments categorized in level 2 predominantly represented foreign exchange and interest-rate contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves.

The substantial majority of our financial assets categorized in level 3 were composed of asset-backed and mortgage-backed securities available for sale. Level 3 assets also included derivative instruments, mainly foreign exchange contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2011 compared to 2010 increased approximately 47%, primarily composed of purchases of U.S. and non-U.S. asset-backed securities in connection with our above-described re-investment strategy.

With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit. We considered factors such as the market-based probability of default by us and our counterparties, our current and expected potential future net exposures by remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant for 2011, 2010 or 2009.

Interest Revenue Recognition and Other-Than-Temporary Impairment

Our portfolio of fixed-income investment securities constitutes a significant portion of the assets carried in our consolidated statement of condition. As discussed below, the estimation of future cash flows from these securities is a significant factor in the recognition of both interest revenue and other-than-temporary impairment with respect to these securities.

Expectations of defaults and prepayments are the most significant assumptions underlying our estimates of future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest-rate curves, industry standard asset-class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash flow expectations and resulting estimates. Management reviews its underlying assumptions and develops expected future cash flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided under “Financial Condition—Investment Securities” in this Management’s Discussion and Analysis.

Interest Revenue Recognition

Our investment portfolio, excluding the former conduit assets remaining from the 2009 consolidation, consists of securities which were not typically acquired at significant discounts or premiums to their face amounts. In connection with the conduit consolidation, we recorded certain of the conduits’ investment securities at a significant discount to their face amount. To the extent that future cash flows from these securities exceed their recorded carrying amounts (as expected), the portion of the discount not related to credit will be accreted into interest revenue in our consolidated statement of income over the securities’ remaining terms. As a result of the magnitude of the discount, the estimates associated with the timing and amount of the accretion of these security discounts into interest revenue are significant to our consolidated financial statements.

A portion of the former conduit securities, primarily asset-backed securities, had expected credit losses on the date of consolidation, or were considered to be certain beneficial interests in a securitization that were not of high credit quality, and therefore, we account for these securities, including the recognition of related interest revenue, differently from the remainder of our portfolio. The accounting for these securities requires an initial estimation of the timing and amount of each of the securities’ expected future principal, interest and other contractual cash flows, and the calculation of a yield based on these estimates, which yield is maintained and used to recognize interest revenue. Generally, the timing and amount of these securities’ future cash flows are inherently uncertain, due to the unknown timing and amount of principal payments (including potential credit losses) and the variability of future interest rates.

Since the conduit consolidation, we have recorded aggregate discount accretion in interest revenue in our consolidated statement of income of $1.55 billion, composed of $220 million in 2011, $712 million in 2010 and $621 million in 2009. We recorded significantly less accretion in 2011 as a result of the December 2010 investment portfolio repositioning, and we similarly expect to record significantly less accretion in future years. Additional information about this discount accretion is provided under “Consolidated Results of Operations-Total Revenue-Net Interest Revenue” in this Management’s Discussion and Analysis.

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

Goodwill and Other Intangible Assets

Goodwill is created when the purchase price exceeds the assigned fair value of the net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. Other acquired identifiable intangible assets are recorded at their estimated fair value. Goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, and both goodwill and other intangible assets are subject to an impairment adjustment if events or circumstances indicate the potential inability to realize the carrying amount. In conformity with GAAP, we evaluate goodwill and other intangible assets for impairment annually, or more frequently if circumstances dictate. Substantially all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions of our Investment Servicing line of business, with the remainder associated with our Investment Management line of business.

Goodwill is ultimately supported by revenue from our investment servicing and investment management businesses. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a write-down of the reported amount of goodwill through a charge to earnings in our consolidated statement of income.

On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment of the carrying amount. We perform this evaluation at the reporting unit level, which is one level below our two major lines of business. The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions.

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

To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies: a market approach, based on a comparison of the reporting unit to publicly-traded companies in similar lines of business; or an income approach, based on the value of the cash flows that the business can be expected to generate in the future.

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

Our evaluation of goodwill and other intangible assets for impairment in 2011 indicated that there was no significant impairment of goodwill or other intangible assets in 2011. There was no significant impairment of goodwill or other intangible assets in 2010, and no impairment of goodwill or other intangible assets was recorded in 2009. Goodwill and other intangible assets recorded in our consolidated statement of condition at December 31, 2011 totaled approximately $5.65 billion and $2.46 billion, respectively, compared to $5.60 billion and $2.59 billion, respectively, at December 31, 2010.

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

Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided under Item 5, and under “Financial Condition—Capital” in Management’s Discussion and Analysis included under Item 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF

STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2012

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income

Years ended December 31,	2011	2010	2009
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$4,382	$3,938	$3,334
Management fees	917	829	766
Trading services	1,220	1,106	1,094
Securities finance	378	318	570
Processing fees and other	297	349	171

Total fee revenue	7,194	6,540	5,935
Net interest revenue:
Interest revenue	2,946	3,462	3,286
Interest expense	613	763	722

Net interest revenue	2,333	2,699	2,564
Gains (Losses) related to investment securities, net:
Net gains (losses) from sales of investment securities	140	(55)	368
Losses from other-than-temporary impairment	(123)	(651)	(1,155)
Losses not related to credit	50	420	928

Gains (Losses) related to investment securities, net	67	(286)	141

Total revenue	9,594	8,953	8,640
Provision for loan losses	—	25	149
Expenses:
Compensation and employee benefits	3,820	3,524	3,037
Information systems and communications	776	713	656
Transaction processing services	732	653	583
Occupancy	455	463	475
Securities lending charge	—	414	—
Provision for fixed-income litigation exposure	—	—	250
Acquisition and restructuring costs	269	245	49
Professional services	347	277	264
Amortization of other intangible assets	200	179	136
Other	459	374	516

Total expenses	7,058	6,842	5,966

Income before income tax expense and extraordinary loss	2,536	2,086	2,525
Income tax expense	616	530	722

Income before extraordinary loss	1,920	1,556	1,803
Extraordinary loss, net of taxes	—	—	(3,684)

Net income (loss)	$1,920	$1,556	$(1,881)

Net income before extraordinary loss available to common shareholders	$1,882	$1,540	$1,640

Net income (loss) available to common shareholders	$1,882	$1,540	$(2,044)

Earnings per common share before extraordinary loss:
Basic	$3.82	$3.11	$3.50
Diluted	3.79	3.09	3.46
Earnings (Loss) per common share:
Basic	$3.82	$3.11	$(4.32)
Diluted	3.79	3.09	(4.31)
Average common shares outstanding (in thousands):
Basic	492,598	495,394	470,602
Diluted	496,072	497,924	474,003

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2011	2010
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$2,193	$3,311
Interest-bearing deposits with banks	58,886	22,234
Securities purchased under resale agreements	7,045	2,928
Trading account assets	707	479
Investment securities available for sale	99,832	81,881
Investment securities held to maturity (fair value of $9,362 and $12,576)	9,321	12,249
Loans and leases (less allowance for losses of $22 and $100)	10,031	11,857
Premises and equipment (net of accumulated depreciation of $3,673 and $3,425)	1,747	1,802
Accrued income receivable	1,822	1,733
Goodwill	5,645	5,597
Other intangible assets	2,459	2,593
Other assets	17,139	13,841

Total assets	$216,827	$160,505

Liabilities:
Deposits:
Noninterest-bearing	$59,229	$17,464
Interest-bearing—U.S.	7,148	6,957
Interest-bearing—Non-U.S.	90,910	73,924

Total deposits	157,287	98,345

Securities sold under repurchase agreements	8,572	7,599
Federal funds purchased	656	7,748
Other short-term borrowings	4,766	7,202
Accrued expenses and other liabilities	18,017	13,274
Long-term debt	8,131	8,550

Total liabilities	197,429	142,718

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	—
Common stock, $1 par: 750,000,000 shares authorized; 503,965,849 and 502,064,454 shares issued	504	502
Surplus	9,557	9,356
Retained earnings	10,176	8,634
Accumulated other comprehensive loss	(659)	(689)
Treasury stock, at cost (16,541,985 and 420,016 shares)	(680)	(16)

Total shareholders’ equity	19,398	17,787

Total liabilities and shareholders’ equity	$216,827	$160,505

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts; shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TREASURY STOCK
		Shares	Amount				Shares	Amount	Total
Balance at December 31, 2008	$1,883	431,976	$432	$6,992	$9,135	$(5,650)	418	$(18)	$12,774
Comprehensive income:
Net loss					(1,881)				(1,881)
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $2,158						3,410			3,410
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $82						129			129
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $(237)						(387)			(387)
Foreign currency translation, net of related taxes of $(96)						213			213
Change in net unrealized loss on cash flow hedges, net of related taxes of $7						10			10
Change in minimum pension liability, net of related taxes of $23						37			37

Total comprehensive income					(1,881)	3,412			1,531
Cash dividends declared:
Common stock—$.04 per share					(20)				(20)
Preferred stock					(46)				(46)
Accretion of preferred stock discount	11				(11)				—
Prepayment of preferred stock discount	106				(106)				—
Common stock issued		58,974	59	2,172					2,231
Redemption of TARP preferred stock	(2,000)								(2,000)
Repurchase of TARP common stock warrant				(60)					(60)
Common stock awards and options exercised, including related taxes of $(52)		4,416	4	76					80
Other							14	1	1

Balance at December 31, 2009	—	495,366	495	9,180	7,071	(2,238)	432	(17)	14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—

Balance at January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Comprehensive income:
Net income					1,556				1,556
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $870						1,398			1,398
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $(17)						(22)			(22)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $164						276			276
Foreign currency translation, net of related taxes of $56						(65)			(65)
Change in net unrealized loss on cash flow hedges, net of related taxes						7			7
Change in minimum pension liability, net of related taxes of $(11)						(18)			(18)

Total comprehensive income					1,556	1,576			3,132
Cash dividends declared—$.04 per share					(20)				(20)
Common stock awards and options exercised, including related taxes of $(11)		6,698	7	176					183
Other							(12)	1	1

Balance at December 31, 2010	—	502,064	502	9,356	8,634	(689)	420	(16)	17,787
Comprehensive income:
Net income					1,920				1,920
Change in net unrealized loss on available-for-sale securities, net of reclassification adjustment and net of related taxes of $242						328			328
Change in net unrealized loss on available-for-sale securities designated in fair value hedges, net of related taxes of $(49)						(75)			(75)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $15						25			25
Foreign currency translation, net of related taxes of $68						(216)			(216)
Change in net unrealized loss on cash flow hedges, net of related taxes of $3						6			6
Change in minimum pension liability, net of related taxes of $(15)						(38)			(38)

Total comprehensive income					1,920	30			1,950
Preferred stock issued	500								500
Cash dividends declared:
Common stock—$.72 per share					(358)				(358)
Preferred stock					(20)				(20)
Common stock acquired							16,313	(675)	(675)
Common stock awards and options exercised, including related taxes of $(14)		1,902	2	223			(177)	10	235
Other				(22)			(14)	1	(21)

Balance at December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years ended December 31,	2011	2010	2009
(In millions)
Operating Activities:
Net income (loss)	$1,920	$1,556	$(1,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	218	1,244	(1,961)
Amortization of other intangible assets	200	179	136
Other non-cash adjustments for depreciation, amortization and accretion	180	(409)	(457)
Extraordinary loss	—	—	6,096
(Gains) Losses related to investment securities, net	(67)	286	(141)
Change in trading account assets, net	(183)	(331)	366
Change in accrued income receivable	(89)	(236)	241
Change in collateral deposits	817	(1,900)	1,358
Change in trading liabilities, net	(441)	555	—
Other, net	819	(121)	(7,988)

Net cash (used in) provided by operating activities	3,374	823	(4,231)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(36,652)	4,398	29,222
Net increase in securities purchased under resale agreements	(4,117)	(541)	(752)
Proceeds from sales of available-for-sale securities	16,272	24,736	8,274
Proceeds from maturities of available-for-sale securities	44,810	34,250	43,995
Purchases of available-for-sale securities Net	(78,748)	(65,485)	(58,780)
decrease in securities related to AMLF Proceeds	—	—	6,111
from sales of held-to-maturity securities	—	4,676	—
Proceeds from maturities of held-to-maturity securities	3,653	5,249	4,498
Purchases of held-to-maturity securities	(457)	(426)	(1,600)
Net (increase) decrease in loans	1,638	(1,320)	800
Business acquisitions, net of cash acquired	(214)	(2,332)	—
Purchases of equity investments and other long-term assets	(69)	(114)	(241)
Purchases of premises and equipment	(298)	(262)	(325)
Other, net	287	363	430

Net cash (used in) provided by investing activities	(53,895)	3,192	31,632

Financing Activities:
Net increase (decrease) in time deposits	(124)	857	1,267
Net increase (decrease) in all other deposits	59,066	7,426	(23,408)
Net decrease in short term borrowings related to AMLF	—	—	(6,042)
Net decrease in short-term borrowings	(8,555)	(11,233)	(4,163)
Proceeds from issuance of long-term debt, net of issuance costs	1,986	—	4,435
Payments for long-term debt and obligations under capital leases	(2,486)	(341)	(29)
Proceeds from issuance of preferred stock	500	—	—
Redemption of TARP preferred stock	—	—	(2,000)
Proceeds from public offering of common stock, net of issuance costs	—	—	2,231
Repurchase of TARP common stock warrant	—	—	(60)
Purchases of common stock	(675)	—	—
Proceeds from exercises of common stock options	40	10	34
Repurchases of common stock for employee tax withholding	(63)	(44)	(38)
Proceeds from issuances of treasury stock for common stock awards and option exercises	9	—	—
Payments for cash dividends	(295)	(20)	(168)

Net cash (used in) provided by financing activities	49,403	(3,345)	(27,941)

Net increase (decrease)	(1,118)	670	(540)
Cash and due from banks at beginning of year	3,311	2,641	3,181

Cash and due from banks at end of year	$2,193	$3,311	$2,641

Supplemental disclosure:

Interest paid	$611	$763	$722
Income taxes paid (refunded), net	305	(11)	884
Non-cash acquisitions of investment securities	—	—	14,111
Non-cash acquisitions of loans	—	—	2,510
Non-cash investments in premises and equipment and capital leases	—	—	126
Non-cash additions of short-term borrowings	—	—	20,919
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

The accounting and financial reporting policies of State Street Corporation conform to accounting principles generally accepted in the United States of America, referred to as GAAP. State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary, State Street Bank and Trust Company, is referred to as State Street Bank. We have two lines of business:

•

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; record-keeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short- term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.

•

Investment Management, through State Street Global Advisors, or SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds.

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our accounting policies that may materially affect the reported amounts of assets, liabilities, revenues and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-K with the SEC.

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

We consolidate subsidiaries in which we hold a majority of the voting rights or exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, generally are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue in our consolidated statement of income. Investments not meeting the criteria for equity method treatment are accounted for under the cost method of accounting.

Foreign Currency Translation:

The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month- end exchange rates, and revenues and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income, a component of shareholders’ equity.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined as cash and due from banks.

Interest-bearing Deposits with Banks:

Interest-bearing deposits with banks generally consist of highly liquid, short-term investments maintained at the Federal Reserve Bank and other central banks with original maturities at the time of purchase of one month or less.

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

Trading account assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available for sale are those that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset and liability management activities that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.

Trading account assets are carried at fair value. Both realized and unrealized gains and losses on trading account assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as available for sale are carried at fair value, and after-tax net unrealized gains and losses are recorded in accumulated other comprehensive income. Gains or losses realized on sales of available-for-sale securities are computed using the specific identification method and are recorded in gains related to investment securities, net, in our consolidated statement of income. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

We review the fair values of debt securities at least quarterly, and evaluate individual securities for impairment that may be deemed to be other than temporary. For impaired securities that we plan to sell, or when it is more likely than not that we will be forced to sell the security, the impairment is deemed to be other than temporary and the security is written down to its fair value. Otherwise, we determine whether or not we expect to recover the entire amortized cost basis of the security, primarily by comparing the present value of expected future principal, interest and other contractual cash flows to the security’s amortized cost basis. Our evaluation of impairment of mortgage- and asset-backed securities incorporates detailed information with respect to underlying loan-level performance. Accordingly, the range of estimates pertaining to each collateral type reflects the unique characteristics of the underlying loans, such as payment options and collateral geography, among other factors.

When we conclude that other-than-temporary impairment exists and we have no intention to sell, or will not be forced to sell, the security, the impairment is separated into the amount related to credit losses and the amount related to factors other than credit. The amount related to credit losses is recognized in our consolidated statement of income in gains (losses) related to investment securities, net, and the amortized cost basis of the security is written down by this amount. The portion of impairment related to all other factors is recognized in other comprehensive income.

Interest revenue related to debt securities is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any nonrefundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.

With respect to debt securities acquired, for those which we consider it probable as of the date of acquisition that we will be unable to collect all contractually required principal, interest and other payments, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment as described above. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

With respect to certain debt securities acquired which are considered to be beneficial interests in securitized financial assets, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment as described above. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

Loans and Leases:

Loans generally are recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans are recorded at fair value, based on management’s expectation with respect to future principal and interest collection as of the date of acquisition.

Loans acquired with evidence of deterioration in credit quality subsequent to origination, and for which our inability to collect all contractually required payments is probable on the date of acquisition, are recorded at fair value. The excess of expected future cash flows from these loans over their initial recorded investment is accreted into interest revenue on a level- yield basis over the remaining life of the loans. The carrying amount of acquired loans is assessed on an ongoing basis using a discounted cash flow model, which incorporates management expectations of prepayments. Subsequent decreases in expected cash flows result in an addition to the related allowance to allow the loan to maintain its level yield. Increases in expected cash flows are recognized, first, as a reduction of any remaining allowance, and then are recognized prospectively over the remaining life of the loan through a recalculation of the loan’s level yield.

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

For all loan classes, other than loans acquired with evidence of deterioration in credit quality, loans are placed on non- accrual status when they become 60 days past-due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. Loans 60 days past-due, but considered both well secured and in the process of collection, are treated as exceptions and may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated.

In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans.

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

Allowance for Loan Losses:

The allowance for loan losses, recorded as a reduction of loans and leases in our consolidated statement of condition, represents management’s estimate of probable credit losses inherent in our loan and lease portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of the allowance for both the institutional and commercial real estate segments of our loan and lease portfolio include previous loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors. Provisions for loan losses reflect our estimate of the amount necessary to maintain the allowance at a level considered by us to be appropriate to absorb estimated probable credit losses inherent in the loan and lease portfolio.

Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan or a portion of a loan is determined to be uncollectible. In addition, any impaired loan that is determined to be collateral dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan is identified as collateral dependent when management determines that it is probable that the underlying collateral will be the sole source of repayment. Recoveries are recorded as adjustments to the allowance on a cash basis.

In addition, we maintain a reserve for off-balance sheet credit exposures that is recorded in other liabilities in our consolidated statement of condition. Factors considered in evaluating the appropriate level of this reserve are similar to those considered with respect to the allowance for loan losses. Provisions to change the level of this reserve are recorded in other expenses in our consolidated statement of income.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets related to customer relationships generally are amortized on a straight-line basis over periods ranging from five to twenty years, and core deposit intangible assets over periods ranging from sixteen to twenty-two years, with amortization recorded in other expenses.

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

Fee and Net Interest Revenue:

Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded in our consolidated statement of income based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the client is fixed or determinable and collectability is reasonably assured. Amounts accrued at period-end are recorded in accrued income receivable in our consolidated statement of condition. Performance fees from investment management are recorded when earned, based on predetermined benchmarks associated with the applicable fund’s performance.

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

Equity-Based Compensation:

We record compensation expense for equity-based awards. Accordingly, we measure compensation expense at fair value on a straight-line basis over the service or performance period, net of estimated forfeitures.

The fair values of equity-based awards, such as restricted stock, deferred stock and performance awards, are based on the closing price of our common stock on the date of grant, adjusted if appropriate based upon the award’s eligibility to receive dividends. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes valuation model.

Compensation expense related to equity-based awards with service-only conditions and terms that provide for a graded vesting schedule are recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. The expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria.

Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution. Compensation expense for common stock and cash awards granted to employees meeting early retirement eligibility criteria is fully expensed and accrued at the grant date.

Income Taxes:

We use an asset and liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in our consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on our consolidated financial statements are recognized when we believe it more likely than not that the position will be sustained. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are netted within the same tax jurisdiction.

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

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

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

Variable Interest Entities:

We are involved in the normal course of our business with various types of special purpose entities, some of which are variable interest entities, or VIEs, as defined by GAAP. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities.

We use special purpose entities to structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at adjusted book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. The investment securities of the trusts are carried at fair value in investment securities available for sale. The certificated interests are carried at the amount owed to the third-party investors in other short-term borrowings. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.

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

Recent Accounting Developments:

The FASB is currently deliberating potentially significant changes to the U.S. accounting framework as part of an overall convergence effort with the International Accounting Standards Board under a previously signed memorandum of understanding. Some of these proposed changes have been exposed for comment, while others are expected to be exposed for comment over the next six to twelve months. These new proposals include potential changes to the accounting for financial instruments and hedging, the accounting for leases, revenue recognition and financial statement presentation. Once these proposed changes are finalized, we will disclose their nature and potential effect, if any, on our consolidated financial statements in our future filings. These proposed changes may have a material effect on our consolidated financial statements.

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

In May 2011, the FASB issued an amendment to GAAP associated with fair value measurement and related disclosures. While the amendment is not expected to significantly affect current practice, it clarifies the FASB’s intent about the application of existing fair value measurement requirements, and requires the disclosure of additional quantitative information about fair value measurements. The amendment includes guidance about, among other things, the determination of a principal market and the measurement of fair value of instruments with offsetting market or counterparty credit risks. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2012, and is required to be applied prospectively. Adoption of the amendment is not expected to have a material effect on our consolidated financial statements from a fair value measurement perspective. However, adoption is expected to result in additional disclosures in our consolidated financial statements.

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

Note 2.     Acquisitions

On November 3, 2011 and October 3, 2011, respectively, we completed our acquisitions of Pulse Trading, Inc., a full- service agency brokerage firm based in Boston, Massachusetts, and Complementa Investment-Controlling AG, an investment performance measurement and analytics firm based in Switzerland. Both transactions were cash acquisitions financed through available capital.

Pulse Trading offers a broad range of services to institutional investors, including trading, independent research, portfolio consulting and trading technology, and has offices in Boston, Massachusetts; New York City, New York; San Francisco, California and St. Louis, Missouri. We acquired Pulse Trading to enhance the electronic trading technology we provide to our institutional clients. Our acquisition of Pulse Trading includes its institutional equities business. Complementa provides services associated with asset consolidation, investment performance measurement, investment controlling and investment consulting for institutional and large private investors, and has offices in Switzerland, Germany and Liechtenstein. We acquired Complementa to enhance our investment analytics capabilities and our overall presence in key markets in Europe. Our acquisition of Complementa includes its wholly-owned asset management software provider.

In connection with these two acquisitions, we recorded aggregate goodwill of approximately $68 million, substantially all of which is not expected to be tax deductible, and aggregate other intangible assets of approximately $67 million in our consolidated statement of condition. The purchase price allocations for the acquisitions were preliminary as of December 31, 2011, and are subject to future adjustment as information needed to measure the acquisition-date fair values of certain identifiable assets acquired and liabilities assumed is obtained. Accordingly, the measurement periods for both acquisitions remained open as of December 31, 2011. Results of operations of the acquired Pulse Trading and Complementa businesses are included in our consolidated financial statements beginning on their respective dates of acquisition.

On January 10, 2011, we completed our acquisition of Bank of Ireland’s asset management business, or BIAM, in a cash acquisition financed through available capital. We acquired BIAM to enhance SSgA’s range of investment management solutions and expand our overall presence in Ireland, where we already provide services to institutional clients, to provide a range of investment management products. In connection with our acquisition of BIAM, we recorded approximately $31 million of goodwill, substantially all of which is not expected to be tax deductible, and approximately $27 million of other intangible assets in our consolidated statement of condition, and added approximately $23 billion to our assets under management as of March 31, 2011. The assets under management are not recorded in our consolidated financial statements. Results of operations of the acquired BIAM business are included in our consolidated financial statements beginning on January 10, 2011.

In May 2010, we completed our acquisition of Intesa Sanpaolo’s securities services business in a cash acquisition financed through available capital. Results of operations of the acquired Intesa business have been included in our consolidated financial statements from the date the acquisition was completed. In connection with the acquisition, the assets acquired, liabilities assumed and consideration paid were recorded in our consolidated statement of condition at their estimated fair values on the acquisition date. These assets included $932 million of goodwill and $848 million of other intangible assets, including assets related to client relationships and core deposits. The goodwill, substantially all of which is not expected to be tax deductible, represents the expected long-term value of cost savings, growth opportunities and business efficiencies created by the integration of the acquired Intesa business. We also added approximately $564 billion to our assets under custody and administration as of June 30, 2010. These assets are not recorded in our consolidated financial statements.

With respect to the acquired Intesa business, we may be entitled to a return of a portion of the purchase price, should we lose the business of certain key clients during a defined period subsequent to the closing of the transaction. This contingent asset, which was approximately $53 million as of December 31, 2011, compared to approximately $72 million as of December 31, 2010, will be re-measured to fair value at each reporting date through the end of the defined purchase price adjustment period, with any changes in its fair value recorded in our consolidated statement of income.

During the fourth quarter of 2010, Italian tax authorities issued an assessment for taxes, penalties and interest for corporate income tax, regional tax and withholding taxes of approximately €130 million to an Italian banking subsidiary acquired by us in connection with the acquisition. The assessment related to 2005, a pre-acquisition tax year. State Street was indemnified for this liability under the acquisition agreement, which further required the indemnity obligation to be collateralized in the event of a tax assessment and provided that the seller had the right to control the defense of indemnified claims. During the fourth quarter of 2011, the Italian banking subsidiary reached a settlement agreement with the Italian tax authorities regarding these assessments, as well as the Italian tax authorities’ audit of the 2006 tax year. As such, we recorded the impact of the tax settlement and associated indemnification in our 2011 consolidated financial statements.

In April 2010, we completed our acquisition of Mourant International Finance Administration, or MIFA, in a cash transaction financed through available capital. We acquired MIFA to enhance our position as an administrator of alternative investments and to expand our presence outside of the U.S. In connection with our acquisition of MIFA, a provider of fund administration services, particularly for alternative investment funds such as private equity, real estate and hedge funds with operations in Jersey in the Channel Islands, Dublin, Singapore and New York, we recorded $73 million of goodwill, substantially all of which is not expected to be tax deductible, and $59 million of other intangible assets in our consolidated statement of condition, and added $122 billion to our assets under administration as of June 30, 2010. The assets under administration are not recorded in our consolidated financial statements. Results of operations of the acquired MIFA business are included in our consolidated financial statements beginning on April 1, 2010.

Note 3. Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of December 31:

(In millions)	2011				2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,798	$39	$1	$2,836	$7,505	$74	$2	$7,577
Mortgage-backed securities	29,511	538	28	30,021	23,398	325	83	23,640
Asset-backed securities:
Student loans(1)	17,187	69	711	16,545	14,975	92	652	14,415
Credit cards	10,448	53	14	10,487	7,578	56	31	7,603
Sub-prime	1,849	2	447	1,404	2,161	3	346	1,818
Other	3,421	169	125	3,465	2,550	175	156	2,569

Total asset-backed securities	32,905	293	1,297	31,901	27,264	326	1,185	26,405

Non-U.S. debt securities:
Mortgage-backed securities	10,890	92	107	10,875	6,258	82	46	6,294
Asset-backed securities	4,318	2	17	4,303	1,790	13	17	1,786
Government securities	1,671	—	—	1,671	2,005	—	—	2,005
Other	2,797	41	13	2,825	1,900	34	2	1,932

Total non-U.S. debt securities	19,676	135	137	19,674	11,953	129	65	12,017

State and political subdivisions	6,924	244	121	7,047	6,706	102	204	6,604
Collateralized mortgage obligations	3,971	62	53	3,980	1,828	49	16	1,861
Other U.S. debt securities	3,471	159	15	3,615	2,438	116	18	2,536
U.S. equity securities	639	1	—	640	1,115	—	—	1,115
Non-U.S. equity securities	118	—	—	118	122	5	1	126

Total	$100,013	$1,471	$1,652	$99,832	$82,329	$1,126	$1,574	$81,881

Held to maturity:

U.S. Treasury and federal agencies:
Mortgage-backed securities	$265	$18		$283	$413	$26		$439
Asset backed securities	31	—	$2	29	64	—	$5	59
Non-U.S. debt securities:
Mortgage-backed securities	4,973	87	224	4,836	6,332	166	160	6,338
Asset-backed securities	436	16	3	449	646	18	3	661
Government securities	3	—	—	3	—	—	—	—
Other	172	—	17	155	208	—	2	206

Total non-U.S. debt securities	5,584	103	244	5,443	7,186	184	165	7,205

State and political subdivisions	107	3	—	110	134	3	—	137
Collateralized mortgage obligations	3,334	220	57	3,497	4,452	328	44	4,736

Total	$9,321	$344	$303	$9,362	$12,249	$541	$214	$12,576

(1)	Substantially composed of securities guaranteed by the federal government with respect to the payment of principal and interest.

Aggregate investment securities carried at $44.66 billion and $44.81 billion at December 31, 2011 and 2010, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following table presents contractual maturities of debt investment securities as of December 31, 2011:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,200	$38	$822	$776
Mortgage-backed securities	5	755	10,871	18,390
Asset-backed securities:
Student loans	155	3,331	8,490	4,569
Credit cards	1,893	5,893	2,701	—
Sub-prime	581	82	17	724
Other	119	1,602	1,198	546

Total asset-backed securities	2,748	10,908	12,406	5,839

Non-U.S. debt securities:
Mortgage-backed securities	474	2,358	987	7,056
Asset-backed securities	230	916	2,511	646
Government securities	1,671	—	—	—
Other	1,636	958	231	—

Total non-U.S. debt securities	4,011	4,232	3,729	7,702

State and political subdivisions	471	2,326	3,328	922
Collateralized mortgage obligations	81	1,163	1,209	1,527
Other U.S. debt securities	289	1,391	1,899	36

Total	$8,805	$20,813	$34,264	$35,192

Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities		$19	$102	$144
Asset-backed securities		—	—	31
Non-U.S. debt securities:
Mortgage-backed securities	$1,304	254	—	3,415
Asset-backed securities	—	204	217	15
Government securities	3	—	—	—
Other	—	155	—	17

Total non-U.S. debt securities	1,307	613	217	3,447

State and political subdivisions	56	49	2	—
Collateralized mortgage obligations	394	1,350	530	1,060

Total	$1,757	$2,031	$851	$4,682

The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

Impairment:

We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Impairment exists when the current fair value of an individual security is below its amortized cost basis. When the decline in the security’s fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income. For debt securities available for sale and held to maturity, impairment is recorded in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).

Our review of impaired securities generally includes:

•

the identification and evaluation of securities that have indications of possible other-than-temporary impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectability of those future cash flows, including information about past events, current conditions and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for asset- and mortgage-backed securities;

•

the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position, the anticipated recovery period, and the magnitude of the overall price decline;

•

discussion and evaluation of factors or triggers that could cause individual securities to be deemed other-than- temporarily impaired and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.

Factors considered in determining whether impairment is other than temporary include:

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer’s securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for recovery in value.

The substantial majority of our investment securities portfolio is composed of debt securities. A critical component of the evaluation for other-than-temporary impairment of our debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.

Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery to its amortized cost basis.

The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2011.

Mortgage- and Asset-Backed Securities

For certain vintages of U.S. mortgage-backed securities (in particular, sub-prime first-lien mortgages, “Alt-A” mortgages and home equity lines of credit (2006 and 2007 originations) that have significant unrealized losses as a percentage of their amortized cost), other-than-temporary impairment related to credit is assessed using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management’s estimates of future losses for each security also consider the underwriting and historical performance of our specific securities, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.

The following tables present the parameters used in the evaluation of 2006- and 2007-vintage U.S. residential mortgage- backed securities as of December 31, 2011 and 2010:

	Sub-Prime ARM	Alt-A	Non-Agency Prime
December 31, 2011:
Prepayment rate	1-3%	2-6%	5-10%
Cumulative loss estimates	46-54	26-39	9-19
Loss severity(1)	70-72	59-61	52-53
Peak-to-trough housing price decline(2)	35	35	35

	Sub-Prime ARM	Alt-A	Non-Agency Prime
December 31, 2010:
Prepayment rate	2-3%	7%	7-10%
Cumulative loss estimates	33	21	13
Loss severity(1)	67	49	49
Peak-to-trough housing price decline(2)	35-40	35-40	35-40

(1)	Loss severity rates consider the initial loan-to-value ratio, lien position, geography, expected collateral value and other factors.

(2)	Management’s expectation of the Case-Shiller National Home Price Index.

The following table presents other-than-temporary impairment recorded on securities in these vintages, when both fair value was below carrying value and a credit loss existed, for the years indicated:

(In millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(1)
Sub-prime ARM	$2	$26	$29
Alt-A	5	43	20
Non-agency prime	5	89	60

Total	$12	$158	$109

(1)	Represents the period from April 1, 2009 through December 31, 2009, subsequent to the adoption of the revised GAAP related to other-than-temporary impairment.

Asset-Backed Securities—Student Loans

Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of principal, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100% of principal and interest. Accordingly, the vast majority of FFELP loan-backed securities are not exposed to traditional consumer credit risk. Our total exposure to private student loan-backed securities is less than $1.0 billion; our evaluation of impairment considers the impact of high unemployment rates on the collateral performance of private student loans. Other risk factors are considered in our evaluation of other-than-temporary impairment.

Non-U.S. Mortgage- and Asset-Backed Securities

Non-U.S. mortgage- and asset-backed securities are composed primarily of U.K., Dutch and Australian securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral resides, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.

Our aggregate exposure to Spain, Italy, Ireland, Greece and Portugal totaled approximately $1.08 billion as of December 31, 2011. While we had no direct sovereign debt exposure to these countries, we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $424 million in Spain, $373 million in Italy, $114 million in Ireland, $99 million in Greece and $69 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $122 million as of December 31, 2011. We recorded no other-than-temporary impairment on these securities in 2011. Our evaluation of potential other-than-temporary impairment of these securities assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis, and the combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional house price declines between 5% and 15% across these five countries. Our evaluation of other-than-temporary impairment does not assume a disorderly sovereign debt restructuring or countries leaving the euro common currency, consistent with management’s expectations. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.

State and Political Subdivisions

In assessing other-than-temporary impairment, we may from time to time rely on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors taken into consideration when determining the level of support include the guarantor’s credit rating and management’s assessment of the guarantor’s financial condition. For those guarantors that management deems to be under financial duress, we assume an immediate default by those guarantors, with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.

The assumptions presented above are used by management to identify those securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more severe assumptions to further evaluate sensitivity of losses relative to the above factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security. Primarily as a result of rising delinquencies and management’s continued expectation of declining housing prices, we recorded credit-related other-than- temporary impairment of $73 million in 2011.

After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding the securities for which other-than- temporary impairment was recorded in 2011, management considers the aggregate decline in fair value of the remaining securities and the resulting gross pre-tax unrealized losses of $1.96 billion related to 1,703 securities as of December 31, 2011 to be temporary and not the result of any material changes in the credit characteristics of the securities.

The following tables present the aggregate fair values of investment securities with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for longer than 12 months, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2011 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,373	$1			$1,373	$1
Mortgage-backed securities	4,714	26	$370	$2	5,084	28
Asset-backed securities:
Student loans	2,642	23	10,706	688	13,348	711
Credit cards	2,581	6	1,461	8	4,042	14
Sub-prime	16	1	1,360	446	1,376	447
Other	1,482	19	1,122	106	2,604	125

Total asset-backed	6,721	49	14,649	1,248	21,370	1,297

Non-U.S. debt securities:
Mortgage-backed securities	6,069	55	1,151	52	7,220	107
Asset-backed securities	2,205	14	108	3	2,313	17
Other	1,543	13	—	—	1,543	13

Total non-U.S. debt securities	9,817	82	1,259	55	11,076	137

State and political subdivisions	171	3	1,446	118	1,617	121
Collateralized mortgage obligations	2,024	43	68	10	2,092	53
Other U.S. debt securities	220	2	57	13	277	15

Total	$25,040	$206	$17,849	$1,446	$42,889	$1,652

Held to maturity:
Asset-backed securities			$29	$2	$29	$2
Non-U.S. debt securities:
Mortgage-backed securities	$341	$6	1,382	218	1,723	224
Asset-backed securities	9	1	70	2	79	3
Other	—	—	138	17	138	17

Total non U.S. debt securities	350	7	1,590	237	1,840	244

Collateralized mortgage obligations	649	32	231	25	880	57

Total	$999	$39	$1,850	$264	$2,849	$303

	Less than 12 months		12 months or longer		Total
December 31, 2010 (In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$153	$2	$153	$2
Mortgage-backed securities	$6,639	$81	431	2	7,070	83
Asset-backed securities:
Student loans	1,980	25	8,457	627	10,437	652
Credit cards	1,268	5	2,396	26	3,664	31
Sub-prime	—	—	1,769	346	1,769	346
Other	269	3	1,122	153	1,391	156

Total asset-backed securities	3,517	33	13,744	1,152	17,261	1,185

Non-U.S. debt securities:
Mortgage-backed securities	2,621	22	370	24	2,991	46
Asset-backed securities	—	—	54	17	54	17
Other	348	2	—	—	348	2

Total non-U.S. debt securities	2,969	24	424	41	3,393	65

State and political subdivisions	1,097	19	1,967	185	3,064	204
Collateralized mortgage obligations	494	5	109	11	603	16
Other U.S. debt securities	330	7	61	11	391	18
Non-U.S. equity securities	8	1	—	—	8	1

Total	$15,054	$170	$16,889	$1,404	$31,943	$1,574

Held to maturity:
Asset-backed securities			$53	$5	$53	$5
Non-U.S. debt securities:
Mortgage-backed securities	$1,445	$72	862	88	2,307	160
Asset-backed securities	—	—	68	3	68	3
Other	206	2	—	—	206	2

Total non-U.S. debt securities	1,651	74	930	91	2,581	165

Collateralized mortgage obligations	125	2	575	42	700	44

Total	$1,776	$76	$1,558	$138	$3,334	$214

The following table presents realized gains and losses related to investment securities for the years ended December 31:

(In millions)	2011	2010	2009
Gross realized gains from sales of investment securities	$152	$1,330	$418
Gross realized losses from sales of investment securities	(12)	(1,385)	(50)

Gross losses from other-than-temporary impairment	(123)	(651)	(1,155)
Losses not related to credit(1)	50	420	928

Net impairment losses	(73)	(231)	(227)

Gains (Losses) related to investment securities, net	$67	$(286)	$141

Impairment associated with expected credit losses	$(42)	$(203)	$(151)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	(8)	(1)	(54)
Impairment associated with adverse changes in timing of expected future cash flows	(23)	(27)	(22)

Net impairment losses	$(73)	$(231)	$(227)

(1)	Pursuant to revised GAAP adopted on April 1, 2009, these losses were recorded, net of related taxes, a component of other comprehensive income; refer to note 12.

The following table presents activity with respect to credit-related losses recognized in our consolidated statement of income for the years ended December 31, associated with securities considered other-than-temporarily impaired:

(In millions)	2011	2010	2009(1)
Beginning balance	$63	$175	—
Plus expected credit-related losses for which other-than-temporary impairment was not previously recognized	10	88	$214
Plus expected credit-related losses for which other-than-temporary impairment was previously recognized	55	142	—
Less losses realized for securities sold	(13)	(342)	(17)
Less losses realized for securities intended or required to be sold	(2)	—	(22)

Ending balance	$113	$63	$175

(1)	Beginning balance was as of April 1, 2009, pursuant to revised GAAP.

The impairment losses were related to non-agency securities collateralized by U.S. mortgages, which management concluded had experienced credit losses based on the present value of the securities’ expected future cash flows, which evidenced deterioration in the performance of individual securities in the portfolio.

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

Note 4.     Loans and Leases

The following table presents our recorded investment in loans and leases, by segment and class, as of December 31:

(In millions)	2011	2010
Institutional:
Investment funds:
U.S.	$5,592	$5,316
Non-U.S.	796	1,478
Commercial and financial:
U.S.	563	540
Non-U.S.	453	190
Purchased receivables:
U.S.	563	728
Non-U.S.	372	1,471
Lease financing:
U.S.	397	417
Non-U.S.	857	1,053

Total institutional	9,593	11,193

Commercial real estate:
U.S.	460	764

Total loans and leases	10,053	11,957
Allowance for loan losses	(22)	(100)

Loans and leases, net of allowance for loan losses	$10,031	$11,857

The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2011	2010
Net rental income receivable	$1,671	$2,187
Estimated residual values	110	118
Unearned income	(527)	(835)

Investment in leveraged lease financing	1,254	1,470
Less related deferred income tax liabilities	(397)	(463)

Net investment in leveraged lease financing	$857	$1,007

We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within these two segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.

The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. Investment funds includes lending to mutual and other collective investment funds and short- duration advances to fund clients in order to provide liquidity in support of their transaction flows associated with securities settlement activities. Commercial and financial includes lending to corporate borrowers, including broker/dealers. Purchased receivables represents undivided interests in securitized pools of underlying third-party receivables. Lease financing includes our investment in leveraged lease financing.

Aggregate short-duration advances to our clients included in the institutional segment were $2.17 billion and $2.63 billion at December 31, 2011 and 2010, respectively.

The CRE segment represents the commercial real estate loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors. The CRE segment is composed of the following classes: property development; other—acquired credit-impaired; and other.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
December 31, 2011 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$6,341	$592	$935	$1,194	$1	$3	$36	$9,102
Speculative	47	424	—	60	379	31	5	946
Doubtful	—	—	—	—	—	5	—	5

Total	$6,388	$1,016	$935	$1,254	$380	$39	$41	$10,053

	Institutional				Commercial Real Estate
December 31, 2010 (In millions)	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Property Development Acquired- Credit Impaired	Other Acquired Credit- Impaired	Other	Total Loans and Leases
Investment grade	$6,674	$579	$2,199	$1,279	$3		$3	$49	$10,786
Speculative	120	101	—	191	362		47	108	929
Substandard	—	50	—	—	—		—	—	50
Doubtful	—	—	—	—	86	$42	49	15	192

Total	$6,794	$730	$2,199	$1,470	$451	$42	$99	$172	$11,957

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk- rating framework. Management considers the ratings to be current as of December 31, 2011. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.

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

The following table presents our recorded investment in loans and leases and the related allowance for loan losses, disaggregated based on our impairment methodology, as of December 31:

	Institutional		Commercial Real Estate		Total Loans and Leases
(In millions)	2011	2010	2011	2010	2011	2010
Loans and leases:
Individually evaluated for impairment	$56	$112	$421	$623	$477	$735
Collectively evaluated for impairment	9,537	11,081	—	—	9,537	11,081
Loans acquired with deteriorated credit quality	—	—	39	141	39	141

Total loans and leases	$9,593	$11,193	$460	$764	$10,053	$11,957

Allowance for loan losses:
Individually evaluated for impairment				$24		$24
Collectively evaluated for impairment	$22	$31		—	$22	31
Loans acquired with deteriorated credit quality	—	—		45	—	45

Total allowance for loan losses	$22	$31	—	$69	$22	$100

The following table presents our recorded investment in impaired loans and leases as of the dates or for the periods indicated:

	December 31, 2011			Year Ended December 31, 2011		December 31, 2010
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE - property development	$199	$227		$200	$15	$209	$240
CRE - property development – acquired credit-impaired	—	34		—	—		34
CRE - other - acquired credit-impaired	8	69		12	—	16	47
CRE - other	—	—		—	—	27	29
With an allowance recorded:
CRE - property development	—	—		—	—	79	113	$24
CRE - property development – acquired credit-impaired	—	—		—	—	42	47	19
CRE - other - acquired credit-impaired	31	37	—	31	1	83	100	26
CRE - other	—	—	—	—	—	7	9	—

Total CRE	$238	$367	—	$243	$16	$463	$619	$69

(1)	As of December 31, 2011 and December 31, 2010, we maintained allowances for loan losses of $22 million and $31 million, respectively, associated with loans and leases that were not impaired.

As of December 31, 2011, we held an aggregate of approximately $199 million of CRE loans which were modified in troubled debt restructurings compared to $307 million as of December 31, 2010. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in 2011.

No institutional loans or leases were 90 days or more contractually past due as of December 31, 2011 or 2010. Although a portion of the CRE loans was 90 days or more contractually past due as of December 31, 2011 and 2010, we do not report them as past-due loans, pursuant to GAAP that governs the accounting for acquired credit-impaired loans.

We generally place loans on non-accrual status once principal or interest payments are 60 days contractually past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended.

The following table presents the components of our recorded investment in loans and leases on non-accrual status as of December 31:

(In millions)	2011	2010
Commercial Real Estate:
Property development		$79
Property development – acquired credit-impaired		42
Other – acquired credit-impaired	$5	22
Other	—	15

Total	$5	$158

The loans presented in the table above were placed on non-accrual status by management because the yield associated with those loans was deemed to be non-accretable, based on the expected future collection of principal and interest from the loans. The property development loan of $79 million presented in the table was transferred to other real estate owned in 2011 subsequent to our execution of a deed-in-lieu-of-foreclosure agreement, net of a partial charge-off. The acquired credit-impaired property development loan of $42 million presented in the table was foreclosed upon and transferred to other real estate owned in 2011, net of a partial charge-off. Neither transfer had an impact on our 2011 consolidated statement of income.

The following table presents activity in the allowance for loan losses for the years ended December 31:

	2011			2010	2009
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$31	$69	$100	$79	$18
Charge-offs	—	(78)	(78)	(4)	(91)
Provisions	(9)	9	—	25	149
Recoveries	—	—	—	—	3

Ending balance	$22	$—	$22	$100	$79

The charge-offs recorded in 2011 were mainly related to the previously described deed-in-lieu-of-foreclosure agreement and acquired credit-impaired CRE loan foreclosure, as well as an acquired credit-impaired CRE loan whose underlying collateral had deteriorated in value.

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

Note 5.    Goodwill and Other Intangible Assets

The following table presents changes in the carrying amount of goodwill during the years ended December 31:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,591	$6	$5,597	$4,544	$6	$4,550
Acquisitions	68	32	100	1,005	—	1,005
Foreign currency translation, net	(49)	(3)	(52)	42	—	42

Ending balance	$5,610	$35	$5,645	$5,591	$6	$5,597

The following table presents changes in the net carrying amount of other intangible assets during the years ended December 31:

	2011			2010
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,559	$34	$2,593	$1,760	$50	$1,810
Acquisitions	67	29	96	969	—	969
Amortization	(189)	(11)	(200)	(170)	(9)	(179)
Foreign currency translation, net	(29)	(1)	(30)	(6)	(1)	(7)
Other	—	—	—	6	(6)	—

Ending balance	$2,408	$51	$2,459	$2,559	$34	$2,593

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of December 31:

	2011			2010
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,369	$(641)	$1,728	$2,341	$(520)	$1,821
Core deposits	702	(117)	585	710	(83)	627
Other	233	(87)	146	220	(75)	145

Total	$3,304	$(845)	$2,459	$3,271	$(678)	$2,593

Amortization expense related to other intangible assets was $200 million, $179 million and $136 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expected amortization expense for other intangible assets recorded as of December 31, 2011 is $214 million for 2012, $212 million for 2013, $205 million for 2014, $190 million for 2015 and $178 million for 2016.

Note 6.    Other Assets

The following table presents the components of other assets as of December 31:

(In millions)	2011	2010
Collateral deposits	$6,688	$3,251
Unrealized gains on derivative financial instruments	6,366	5,255
Investments in joint ventures and other unconsolidated entities	1,060	927
Income taxes receivable	989	530
Accounts receivable	431	290
Deferred tax assets, net of valuation allowance(1)	395	1,786
Prepaid expenses	308	382
Receivable for securities sold	—	122
Other(2)	902	1,298

Total	$17,139	$13,841

(1)	Deferred tax assets as of December 31, 2011 are net of deferred tax liabilities within the same tax jurisdiction.

(2)	Amount for 2011 included other real estate owned of approximately $75 million.

Note 7.    Deposits

At December 31, 2011 and 2010, we had $8.90 billion and $9.03 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $2.56 billion and $2.21 billion at December 31, 2011 and 2010, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The following table presents the scheduled maturities of aggregate U.S. and non-U.S. time deposits at December 31, 2011:

(In millions)
2012	$8,862
2013	—
2014	—
2015	—
2016	40

Total	$8,902

The following table presents the scheduled maturities of U.S. time deposits at December 31, 2011:

(In millions)
3 months or less	$6,141
4 months to a year	161
Over a year	40

Total	$6,342

Note 8.    Short-Term Borrowings

Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short- term borrowings, including borrowings associated with our tax-exempt investment program, more fully described in note 11, and commercial paper issued under our corporate program. Collectively, short-term borrowings had weighted-average interest rates of 0.64% and 1.10% for the years ended December 31, 2011 and 2010, respectively.

The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Balance at December 31	$8,572	$7,599	$10,542	$656	$7,748	$4,532
Maximum outstanding at any month-end	9,853	9,058	12,993	8,259	7,748	7,166
Average outstanding during the year	9,040	8,108	11,065	845	1,759	956
Weighted-average interest rate at year-end	.04%	.04%	.03%	.05%	.01%	.01%
Weighted-average interest rate during the year	.11	.05	.03	.05	.05	.04

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Balance at December 31	$2,294	$2,484	$2,736	$2,384	$2,799	$2,777
Maximum outstanding at any month-end	2,473	2,690	2,838	2,825	2,831	2,851
Average outstanding during the year	2,404	2,594	2,774	2,449	2,791	1,993
Weighted-average interest rate at year-end	.18%	.37%	.33%	.22%	.31%	.21%
Weighted-average interest rate during the year	.26	.33	.47	.23	.31	.30

	Conduit Commercial Paper Program
(Dollars in millions)	2011	2010	2009(1)
Balance at December 31	—	$1,919	$12,071
Maximum outstanding at any month-end	$271	7,275	15,645
Average outstanding during the year	113	6,339	10,691
Weighted-average interest rate at year-end	—	.57%	1.31%
Weighted-average interest rate during the year	.47%	.32	1.26

(1)	Amounts other than balance and weighted-average interest rate at year-end related to the period subsequent to the May 2009 conduit consolidation.

The following table presents the components of securities sold under repurchase agreements by underlying collateral as of December 31, 2011:

(In millions)
Collateralized by securities purchased under resale agreements	$5,651
Collateralized by investment securities	2,921

Total	$8,572

The obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $2.98 billion underlying the repurchase agreements remained in investment securities at December 31, 2011. The following table presents information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2011. The table excludes repurchase agreements collateralized by securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$2,931	$2,978	$2,921	.001%

We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $20.97 billion for 2011 and by $16.27 billion for 2010.

We maintain a corporate commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issue. At December 31, 2011 and 2010, $2.38 billion and $2.80 billion, respectively, of commercial paper was outstanding under our corporate program.

State Street Bank had initial Board authority to issue bank notes up to an aggregate of $5 billion, including up to $1 billion of subordinated bank notes. Approximately $2.05 billion was available under this Board authority as of December 31, 2011. At December 31, 2010, $2.45 billion of senior notes was outstanding (refer to note 9), all of which matured during 2011. State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $787 million as of December 31, 2011, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. At December 31, 2011, no balance was outstanding on this line of credit.

Note 9.    Long-Term Debt

(Dollars in millions)	2011	2010
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Subordinated notes due to State Street Capital Trust III in 2042	—	500
Parent company and non-banking subsidiary issuances:
2.15% notes due 2012(1)	1,500	1,499
2.875% notes due 2016(2)	999	—
4.375% notes due 2021(2)	757	—
Long-term capital leases	694	716
4.956% junior subordinated debentures due 2018(2)	542	—
4.30% notes due 2014	512	500
5.375% notes due 2017	450	450
Floating-rate notes due 2012	250	268
Floating-rate notes due 2014	250	—
7.35% notes due 2026	150	150
State Street Bank issuances:
5.25% subordinated notes due 2018(2)	453	439
5.30% subordinated notes due 2016	419	423
Floating-rate subordinated notes due 2015	200	200
Floating-rate notes due 2011(1)	—	1,450
1.85% notes due 2011(1)	—	1,000

Total long-term debt	$8,131	$8,550

(1)	Notes are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program, or TLGP.

(2)

We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these subordinated notes from a fixed rate to a floating rate. As of December 31, 2011 and 2010, we recorded an increase of $140 million and $81 million, respectively, in the carrying value of long-term debt associated with fair value hedges. Refer to note 16 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

Statutory Business Trusts:

As of December 31, 2011, we had two statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2011, collectively had issued $955 billion of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, we do not record the trusts in our consolidated financial statements in accordance with GAAP.

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

In 2011, we issued an aggregate of $2 billion of senior notes, composed of $1 billion of 2.875% notes due March 7, 2016, $750 million of 4.375% notes due March 7, 2021 and $250 million of floating-rate notes due March 7, 2014. Interest on the 2.875% notes and the 4.375% notes is payable semi-annually in arrears on March 7 and September 7 of each year, beginning on September 7, 2011. Interest on the floating-rate notes is payable quarterly in arrears on March 7, June 7, September 7 and December 7 of each year, beginning on June 7, 2011.

At December 31, 2011 and 2010, long-term capital leases included $422 million and $431 million, respectively, related to our One Lincoln Street headquarters building and the One Lincoln Street parking garage, with the remaining $272 million and $279 million, respectively, substantially related to an office building in the U.K. Refer to note 19 for additional information.

In 2011, we issued approximately $500 million of 4.956% junior subordinated debentures due March 15, 2018, in a remarketing of the 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The original debentures were issued to Capital Trust III in connection with our concurrent offering of the trust’s 8.25% fixed- to-floating rate normal automatic preferred enhanced capital securities, referred to as normal APEX.

The net proceeds from the sale of the remarketed 4.956% junior subordinated debentures were ultimately used by Capital Trust III to make a final distribution to the holders of the normal APEX with respect to the original 6.001% junior subordinated debentures and to satisfy the obligation of Capital Trust III to purchase $500 million of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share (refer to note 12). The preferred stock constitutes the principal asset of the trust.

As a result of the above-described transactions, as of December 31, 2011 we had outstanding the above-referenced $500 million of 4.956% junior subordinated debentures due March 15, 2018 and $500 million of non-cumulative perpetual preferred stock. The 4.956% debentures qualify for inclusion in tier 2 regulatory capital and the perpetual preferred stock qualifies for inclusion in tier 1 regulatory capital, both under federal regulatory capital guidelines. The original 6.001% junior subordinated debentures, which qualified for inclusion in tier 1 regulatory capital as trust preferred securities, were canceled as a result of the remarketing transaction.

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

The $450 million of 5.375% notes mature on April 30, 2017, with interest payable semi-annually in arrears on April 30 and October 30 of each year. The $250 million of floating-rate notes mature on April 30, 2012, with interest payable quarterly in arrears at the three-month LIBOR rate plus 10 basis points on January 30, April 30, July 30, and October 30 of each year. We may not redeem the notes prior to their maturity. The $150 million of 7.35% notes mature on June 15, 2026, with interest payable semi-annually on June 15 and December 15 of each year. We may not redeem the notes prior to their maturity.

State Street Bank Issuances:

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

(In millions)	2011	2010
Indemnified securities financing(1)	$302,342	$334,235
Unfunded commitments to extend credit	17,297	14,772
Asset purchase agreements	5,056	4,866
Standby letters of credit	3,938	4,174

(1)	Related collateral and other information is provided in the following “Securities Finance” section.

Approximately 77% of the unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Securities Finance:

On behalf of our clients, we lend their securities, as agent, to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to maintain collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan are revalued daily to determine if additional collateral is necessary. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition. The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase obligation. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition.

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, at December 31:

(In millions)	2011	2010
Aggregate fair value of indemnified securities financing	$302,342	$334,235
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	312,598	343,410
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	88,656	89,069
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	93,039	93,294

In certain cases, we participate in securities lending transactions as principal, rather than as agent. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received associated with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. At December 31, 2011 and 2010, we had approximately $5.21 billion and $2.72 billion, respectively, of collateral provided and approximately $4.59 billion and $1.21 billion, respectively, of collateral received in connection with principal securities lending transactions.

Legal Proceedings:

In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition or cash flows, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated results of operations or financial condition. Except where otherwise noted below, we have not recorded a reserve with respect to the claims discussed and do not believe that potential exposure, if any, as to any matter discussed can be reasonably estimated.

SSgA

The SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the third quarter of 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement, announced in the first quarter of 2010, with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. Four lawsuits by individual investors in those active fixed- income strategies remain pending. The U.S. Attorney’s office in Boston and the Financial Industry Regulatory Authority have also requested information in connection with our active-fixed income strategies.

One of the four lawsuits by investors was filed by Prudential Retirement Insurance and Annuity Co. in 2007 in New York federal court. Prudential sought damages in excess of the compensation it received from the fair fund established by State Street in the first quarter of 2010 in connection with the regulatory settlement noted above. Prudential is also seeking related costs, including pre-judgment interest and attorneys’ fees. On February 3, 2012, the Court issued a ruling finding that Prudential is entitled to a payment from State Street, after adjustment for the compensation received from the fair fund, in the amount of $28.1 million. This award may ultimately be increased if the Court awards Prudential interest and costs. We intend to appeal the Court’s February 3, 2012 ruling. The timing of the remaining phases of further trial proceedings or of any appeal can not currently be determined. Two of the other three lawsuits by individual investors are in federal court in Texas, with one scheduled for trial in March 2012, and the other is in federal court in New York. The plaintiffs in these lawsuits also seek to recover amounts in excess of their compensation from the fair fund established by the 2010 settlement, along with pre- judgment interest, attorneys’ fees and punitive damages.

We estimate that our exposure in the Prudential and three other lawsuits may be, in the aggregate, in a range from $0 to approximately $90 million. This estimated exposure range includes estimated pre-judgment interest and attorneys’ fees, if awarded. The estimated exposure range does not include any potential awards of claimed punitive damages, which cannot reasonably be estimated. The actual amount, if any, of our ultimate aggregate liability in the Prudential and three other lawsuits may be more or less than the top of the estimated range. We have not established a reserve with respect to these matters.

We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed funds which challenges the division of our securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent. The action alleges, among other things, that State Street breached its fiduciary duty to investors in the SSgA lending funds. The plaintiff contends that State Street’s agency lending clients received more favorable fee splits than did clients of the SSgA lending funds.

As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of approximately $312 million. Some clients who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman’s entities. A total of seven clients were invested in such funds, of which three currently have suits pending against us. Two cases are pending in federal court in Boston and the third is pending in Nova Scotia. We have entered into settlements with three clients, one of which was entered into after the client obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the four clients with whom we have not entered into settlement agreements had approximately $143 million invested in the funds at issue. We have not established a reserve with respect to any of the unsettled claims.

Securities Finance

Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools’ redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately $28.5 million as of December 31, 2011. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.

Foreign Exchange

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

In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserted actual damages of $56 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.

In October 2010, we entered into a $12 million settlement with the State of Washington. This settlement resolves a contract dispute related to the manner in which we priced some foreign exchange transactions during our ten-year relationship with the State of Washington. Our contractual obligations and related disclosures to the State of Washington were significantly different from those presented in our ongoing litigation in California.

We provide custody and principal foreign exchange services to government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney’s offices, the U.S. Department of Labor and the U.S. Securities and Exchange Commission, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. We continue to respond to such inquiries and subpoenas.

We offer indirect foreign exchange services such as those we offer to the California pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty. A second putative class action is currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street between 2001 and 2009. The complaint, originally filed in federal court in Baltimore, alleges that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange transactions with State Street. The complaint seeks unspecified damages, disgorgement of profits, and other equitable relief.

We have not established a reserve with respect to any of the pending legal proceedings relating to our indirect foreign exchange services. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether any other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.

We cannot predict the outcome of any pending proceedings or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages. The resolution of pending proceedings or any that may be filed or threatened could have a material adverse effect on our future consolidated results of operations and our reputation. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.

Shareholder Litigation

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

Lehman Entities

We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During the third quarter of 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court has allowed those claims in the amount of $400 million. The amount we ultimately collect will be subject to the availability of assets in those estates. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our allowed and/or realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, it remains likely that the resolution of these matters could occur in different periods, potentially resulting in the recognition of gains or losses in different periods.

Investment Servicing

State Street Bank is named as a defendant in three complaints filed in federal court in Boston in January 2012 by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege claims for breach of contract, gross negligence, negligence, negligent misrepresentation, unjust enrichment, breach of fiduciary duty and aiding and/or abetting a breach of fiduciary duty, in connection with certain assets managed by TAG and custodied with State Street. One complaint is an individual action. Two of the complaints are putative class actions asserted on behalf of certain persons or entities who were clients of TAG and entered into a custodial relationship with State Street and/or its predecessors in interest. Collectively, the complaints seek relief including claimed damages in excess of $100 million.

Tax Contingencies:

In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. The IRS completed its review of our U.S. income tax returns for the tax years 2000—2006. In 2011, we reached agreement with the IRS to close their review of those tax years, and the adjustments recorded in our consolidated financial statements to reflect our ultimate exposure with respect to the results of the review did not differ materially from the amounts accrued.

Other Contingencies:

In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. The investment parameters of the underlying portfolios, combined with structural protections, are designed to provide cushion and guard against payments even under extreme stress scenarios.

As of December 31, 2011 and 2010, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $40.96 billion and $46.76 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 16. As of December 31, 2011, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.

Note 11.    Variable Interest Entities

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

Tax-Exempt Investment Program:

In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2011 and 2010, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.81 billion and $2.85 billion, respectively, and other short-term borrowings (refer to note 8) of $2.29 billion and $2.48 billion, respectively, in our consolidated statement of condition in connection with these trusts.

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.4 years at December 31, 2011, compared to approximately 7.7 years at December 31, 2010.

Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.35 billion and $669 million, respectively, at December 31, 2011, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

Asset-Backed Commercial Paper Program:

We previously sponsored and administered multi-seller asset-backed commercial paper programs, or conduits, which are recorded in our consolidated financial statements. As of December 31, 2011 and 2010, we carried assets, composed primarily of asset-backed securities, with an aggregate carrying value of $264 million and $5.01 billion, respectively, and loans, composed of purchased receivables (refer to note 4), of $935 million and $2.20 billion, respectively, in our consolidated statement of condition in connection with the conduits. In addition, as of December 31, 2010, we carried aggregate other short-term borrowings, associated with the conduits was outstanding to third parties as of December 31, 2011.

In 2009, we elected to take action that resulted in the consolidation, for financial reporting purposes, of all of the assets and liabilities of the conduits into our consolidated statement of condition, as required by GAAP. We consolidated the conduits only for accounting purposes and did not legally acquire all of their assets and liabilities. Accordingly, we recorded the conduits’ aggregate assets and liabilities in our consolidated statement of condition at their estimated fair values on the date of consolidation, and recorded a pre-tax extraordinary loss of approximately $6.10 billion, or approximately $3.68 billion after- tax, in our consolidated statement of income. This loss was primarily related to the difference between the fair value of the conduits’ aggregate assets, primarily mortgage- and asset-backed securities, and the conduits’ aggregate liabilities, primarily short-term borrowings composed of commercial paper issued by the conduits.

The difference between the aggregate fair value of the conduits’ investment securities and their par value on the date of consolidation created a discount. To the extent that the projected future cash flows from the securities we continue to hold exceed their recorded carrying amounts, the portion of the discount not related to credit will accrete into interest revenue over the securities’ remaining terms. During the years ended December 31, 2011, 2010 and 2009, we recorded accretion of approximately $220 million, $712 million and $621 million, respectively, in interest revenue in our consolidated statement of income.

Collateralized Debt Obligations:

We serve as collateral manager for a series of collateralized debt obligations, referred to as CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. As of December 31, 2011 and 2010, the aggregate notional amount of these CDOs was $400 million and $1.0 billion, respectively. As of December 31, 2011 and 2010, the carrying amount of the underlying collateral was $166 million and $323 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.

Note 12.    Shareholders’ Equity

In 2011, we issued 5,001 shares, or $500 million, of our non-cumulative perpetual preferred stock, series A, $100,000 liquidation preference per share, in connection with the remarketing of our 6.001% junior subordinated debentures due 2042 originally issued to State Street Capital Trust III in 2008. The preferred stock was purchased by State Street Capital Trust III using the ultimate proceeds from the remarketing transaction, and now constitutes the principal asset of the trust. The preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Additional information about the remarketing transaction is provided in note 9. Quarterly dividends on the preferred stock are calculated at an annual rate equal to the relevant three-month LIBOR plus 4.99%, with such dividend rate applied to the outstanding liquidation preference of the preferred stock. Dividends are non-cumulative, and are accrued when declared.

In 2011, our Board of Directors approved a new program authorizing the purchase by us of up to $675 million of our common stock in 2011. This new program superseded the Board’s prior authorization under which 13.25 million common shares were available for purchase as of December 31, 2010. During the period from April 1, 2011 through December 31, 2011, we purchased approximately 16.3 million shares of our common stock, at an average cost per share of approximately $41.38 and an aggregate cost of approximately $675 million. As of December 31, 2011, no purchase authority remained under this program. No shares of our common stock were purchased by us in 2010 or 2009. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

Our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2011 and 2010, approximately 406,000 and 420,000 shares, respectively, had been purchased and were held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

The following table presents the after-tax components of accumulated other comprehensive loss as of December 31:

(In millions)	2011	2010	2009
Foreign currency translation		$216	$281
Net unrealized loss on hedges of net investments in non-U.S. subsidiaries	$(14)	(14)	(14)
Net unrealized gain (loss) on available-for-sale securities portfolio	110	(90)	(1,001)
Net unrealized loss related to reclassified available-for-sale securities	(189)	(317)	(635)

Net unrealized loss on available-for-sale securities	(79)	(407)	(1,636)
Net unrealized loss on available-for-sale securities designated in fair value hedges	(210)	(135)	(113)
Expected losses from other-than-temporary impairment on available-for-sale securities related to factors other than credit	(17)	(17)	(159)
Expected losses from other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(86)	(111)	(387)
Net unrealized loss on cash flow hedges	(5)	(11)	(18)
Minimum pension liability	(248)	(210)	(192)

Total	$(659)	$(689)	$(2,238)

For the year ended December 31, 2011, we realized net gains of $140 million from sales of available-for-sale securities. Unrealized pre-tax gains of $76 million were included in other comprehensive income, or OCI, at December 31, 2010, net of deferred taxes of $30 million, related to these sales.

For the year ended December 31, 2010, we realized net losses of $55 million from sales of investment securities. Unrealized pre-tax losses of $728 million were included in OCI at December 31, 2009, net of deferred taxes of $291 million, related to these sales.

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

We measure fair value for the above-described financial assets and liabilities in accordance with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is most significant to the fair value measurement. Management’s assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three valuation levels are described below.

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Our level 1 financial assets and liabilities primarily include long and short positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities. We carry U.S. government securities in our available-for-sale portfolio in connection with our asset and liability management activities. We carry the long and short positions in highly liquid fixed-income securities in trading account assets and accrued expenses and other liabilities in connection with our trading activities. We assume these long and short positions in our role as a financial intermediary, which includes accommodating our clients’ investment and risk management needs. Our level 1 financial assets also include active exchange-traded equity securities.

Level 2. Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets;

•	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

•

Pricing models whose inputs are derived principally from, or corroborated by, observable market information through correlation or other means for substantially the full term of the asset or liability.

The fair value of the investment securities in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.

The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and our own credit risk. We considered factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant for the years ended December 31, 2011, 2010 or 2009.

Our level 2 financial assets and liabilities primarily include various types of foreign exchange and interest-rate derivative instruments, as well as trading account assets and fixed-income investment securities.

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

•

For certain investment securities available for sale, fair value is measured using information obtained from third-party sources or through the use of pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of observable market information to be insufficient to categorize the securities in level 2.

•

Foreign exchange contracts carried in other assets and accrued expenses and other liabilities are primarily composed of long- dated forward contracts and options. The fair value of long-dated foreign exchange forward contracts is measured using discounted cash flow techniques. However, in certain circumstances, extrapolation is required to develop certain forward points, which are not observable. The fair value of foreign exchange options is measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs are unobservable, such as volatilities, and are based on historical experience.

•

The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and accrued expenses and other liabilities, is measured using a matrix pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of the dates indicated. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during 2011 or 2010.

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	498				498
Other	51	$138			189
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	1,727	1,109			2,836
Mortgage-backed securities	—	28,832	$1,189		30,021
Asset-backed securities:
Student loans	—	15,685	860		16,545
Credit cards	—	10,396	91		10,487
Sub-prime	—	1,404	—		1,404
Other	—	667	2,798		3,465

Total asset-backed securities	—	28,152	3,749		31,901

Non-U.S. debt securities:
Mortgage-backed securities	—	9,418	1,457		10,875
Asset-backed securities	—	2,535	1,768		4,303
Government securities	—	1,671	—		1,671
Other	—	2,754	71		2,825

Total non-U.S. debt securities	—	16,378	3,296		19,674

State and political subdivisions	—	6,997	50		7,047
Collateralized mortgage obligations	—	3,753	227		3,980
Other U.S. debt securities	—	3,613	2		3,615
U.S. equity securities	—	640	—		640
Non-U.S. equity securities	1	117	—		118

Total investment securities available for sale	1,728	89,591	8,513		99,832
Other assets:
Derivative instruments:
Foreign exchange contracts	—	12,045	168
Interest-rate contracts	—	1,795	10
Other	—	1	—

Total derivative instruments	—	13,841	178	$(7,653)	6,366
Other	110	—	—	—	110

Total assets carried at fair value	$2,407	$103,570	$8,691	$(7,653)	$107,015

Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$12,191	$161
Interest-rate contracts		1,970	11
Other		1	9

Total derivative instruments		14,162	181	$(7,653)	$6,690
Other	$110	—	20	—	130

Total liabilities carried at fair value	$110	$14,162	$201	$(7,653)	$6,820

(1)

Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. This netting cannot be disaggregated by type of derivative instrument.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	297				297
Other	40	$122			162
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	6,529	1,048			7,577
Mortgage-backed securities	—	22,967	$673		23,640
Asset-backed securities:
Student loans	—	13,181	1,234		14,415
Credit cards	—	7,560	43		7,603
Sub-prime	—	1,818	—		1,818
Other	—	569	2,000		2,569

Total asset-backed securities	—	23,128	3,277		26,405

Non-U.S. debt securities
Mortgage-backed securities	—	5,898	396		6,294
Asset-backed securities	—	1,046	740		1,786
Government securities	—	2,004	1		2,005
Other	—	1,924	8		1,932

Total non-U.S. debt securities	—	10,872	1,145		12,017

State and political subdivisions	—	6,554	50		6,604
Collateralized mortgage obligations	—	1,502	359		1,861
Other U.S. debt securities	—	2,533	3		2,536
U.S. equity securities	—	1,115	—		1,115
Non-U.S. equity securities	7	119	—		126

Total investment securities available for sale	6,536	69,838	5,507		81,881

Other assets:
Derivative instruments:
Foreign exchange contracts	—	7,804	254
Interest-rate contracts	—	165	—
Other	—	2	—

Total derivative instruments	—	7,971	254	$(2,970)	5,255
Other	168	—	—	—	168

Total assets carried at fair value	$7,061	$77,931	$5,761	$(2,970)	$87,783

Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$210				$210
Non-U.S. government securities	345				345
Derivative instruments:
Foreign exchange contracts	—	$8,195	$260
Interest-rate contracts	1	358	—
Other	—	1	9

Total derivative instruments	1	8,554	269	$(2,970)	5,854
Other	168	3	—	—	171

Total liabilities carried at fair value	$724	$8,557	$269	$(2,970)	$6,580

(1)

Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. This netting cannot be disaggregated by type of derivative instrument.

The following tables present activity related to our financial assets and liabilities categorized in level 3 of the valuation hierarchy during the years indicated. Transfers into and out of level 3 are reported as of the beginning of the period. During 2011 and 2010, transfers out of level 3 were substantially related to certain mortgage- or asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2011
				Total Realized Unrealized Gains (Losses)							Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2011
(In millions)	Fair Value at December 31, 2010	Transfers in to Level 3	Transfers out of Level 3	Included in Revenue	Included in Other Comprehensive Income	Purchases	Issuances	Sales	Settlements	Fair Value at December 31, 2011
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct Obligations			$(40)			$40
Mortgage-backed securities	$673		(936)		$1	1,540			$(89)	$1,189
Asset-backed securities:
Student loans	1,234		(785)	$3	(21)	421			8	860
Credit cards	43		(285)	4	(2)	301			30	91
Sub-prime	—		—	—	—	—			—	—
Other	2,000	$114	(245)	31	6	1,073		$(49)	(132)	2,798

Total asset-backed securities	3,277	114	(1,315)	38	(17)	1,795		(49)	(94)	3,749

Non-U.S. debt securities
Mortgage-backed securities	396	—	(838)	—	(9)	1,920		—	(12)	1,457
Asset-backed securities	740	—	(939)	1	7	2,179		(3)	(217)	1,768
Government securities	1	—	—	—	—	—		—	(1)	—
Other	8	—	—	—	—	65		—	(2)	71

Total non-U.S. debt securities	1,145	—	(1,777)	1	(2)	4,164		(3)	(232)	3,296

State and political subdivisions	50	1	(3)	—	—	2		—	—	50
Collateralized mortgage obligations	359	—	(519)	522	(4)	428		—	(559)	227
Other U.S. debt securities	3	—	—	—	—	—		—	(1)	2

Total investment securities available for sale	5,507	115	(4,590)	561	(22)	7,969		(52)	(975)	8,513

Other assets:
Derivative instruments:
Foreign exchange contracts	254	—	—	(134)	—	236		—	(188)	168	$(68)
Interest-rate contracts	—	—	—	10	—	7		(7)	—	10	9

Total derivative instruments	254	—	—	(124)	—	243		(7)	(188)	178	(59)

Total assets carried at fair value	$5,761	$115	$(4,590)	$437	$(22)	$8,212	—	$(59)	$(1,163)	$8,691	$(59)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2011
				Total Realized Unrealized (Gains} Losses							Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2011
(In millions)	Fair Value at December 31, 2010	Transfers in to Level 3	Transfers out of Level 3	Included in Revenue	Included in Other Comprehensive Income	Purchases	Issuances	Sales	Settlements	Fair Value at December 31, 2011
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260			$(122)			$219		$(196)	$161	$(60)
Interest-rate contracts	—			11		$(7)	14	$(7)	—	11	10
Other	9			—			—	—	—	9	—

Total derivative instruments	269			(111)		(7)	233	(7)	(196)	181	(50)
Other	—			—			20	—	—	20	—

Total liabilities carried at fair value	$269	—	—	$(111)	—	$(7)	$253	$(7)	$(196)	$201	$(50)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
		Total Realized and Unrealized Gains (Losses)					Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010
(In millions)	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2010
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$58	$(1)	$(1)	$659	$(42)	$673
Asset-backed securities:
Student loans	3,175	9	81	(317)	(1,714)	1,234
Credit cards	312	17	(16)	(31)	(239)	43
Sub-prime	3	1	—	—	(4)	—
Other	2,507	92	160	(444)	(315)	2,000

Total asset-backed securities	5,997	119	225	(792)	(2,272)	3,277

Non-U.S. debt securities
Mortgage-backed securities	768	35	7	576	(990)	396
Asset-backed securities	361	24	31	686	(362)	740
Government securities	—	—	—	1	—	1
Other	40	(1)	3	(39)	5	8

Total non-U.S. debt securities	1,169	58	41	1,224	(1,347)	1,145

State and political subdivisions	2	—	—	(1)	49	50
Collateralized mortgage obligations	199	(35)	6	362	(173)	359
Other U.S. debt securities	3	—	—	—	—	3

Total investment securities available for sale	7,428	141	271	1,452	(3,785)	5,507
Other assets:
Derivatives-foreign exchange contracts	128	(55)	—	181	—	254	$(41)

Total assets carried at fair value	$7,556	$86	$271	$1,633	$(3,785)	$5,761	$(41)

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
		Total Realized and Unrealized (Gains) Losses					Change in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2010
(In millions)	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases, Issuances and Settlements, Net	Transfers Into and/ or Out of Level 3	Fair Value at December 31, 2010
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$138	$(72)		$194		$260	$(36)
Other	9	—		—		9	—

Total derivative instruments	147	(72)	—	194	—	269	(36)

Total liabilities carried at fair value	$147	$(72)	—	$194	—	$269	$(36)

The following table presents total realized and unrealized gains and losses for the years indicated that were recorded in revenue for our financial assets and liabilities categorized in level 3:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2011	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
Fee revenue:
Trading services	$(13)	$(9)	$17	$(5)	$38	$(5)
Processing fees and other	—	—	—	—	50	50

Total fee revenue	(13)	(9)	17	(5)	88	45
Net interest revenue	561	—	141	—	(101)	—

Total revenue	$548	$(9)	$158	$(5)	$(13)	$45

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

•

For financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, we assume that the fair value of these instruments approximates their reported value, after taking into consideration any applicable credit risk.

•

For financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

The generally short duration of certain of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount reported in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued income receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings. In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as purchased receivables and CRE loans, is estimated by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loan commitments have no reported value because their terms are at prevailing market rates.

The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding the aforementioned short-term financial instruments and financial assets and liabilities carried at fair value on a recurring basis, as of the dates indicated:

(In millions)	Reported Amount	Fair Value
2011:
Financial Assets:
Investment securities held to maturity	$9,321	$9,362
Net loans (excluding leases)	8,777	8,752

Financial Liabilities:
Long-term debt	8,131	8,206

2010:
Financial Assets:
Investment securities held to maturity	$12,249	$12,576
Net loans (excluding leases)	10,387	10,242

Financial Liabilities:
Long-term debt	8,550	8,498

Note 14.     Equity-Based Compensation

In May 2009, our shareholders amended the 2006 Equity Incentive Plan to increase the number of shares of common stock approved for issuance for stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards, from 20 million shares to 37 million shares. As of December 31, 2011, a total of 32.84 million shares had been awarded under the 2006 plan, compared with cumulative totals of 26.39 million shares and 17.59 million shares as of December 31, 2010 and 2009, respectively.

In addition, up to 8 million shares from our 1997 Equity Incentive Plan were approved for issuance under the 2006 Plan. This included shares that were available for issuance when the plan expired on December 18, 2006, and any shares that subsequently become available for issuance due to cancellations and forfeitures. We have stock options outstanding from the 1997 Plan. As of December 31, 2011, all shares from the 1997 Plan have been awarded and no further grants can be made.

The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 and 2006 plans generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards granted under the plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. For deferred stock awards granted under the plans, no common stock is issued at the time of grant and the stock does not have dividend and voting rights. Generally, these grants vest over two to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over one to four years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on certain financial ratios, after the conclusion of each performance period.

No common stock options or stock appreciation rights were granted in 2011 or 2010. The weighted-average assumptions used in connection with the option-pricing model were as follows for options granted in 2009:

2009
Dividend yield	4.82%
Expected volatility	26.70
Risk-free interest rate	2.49
Expected option lives (in years)	7.8

Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $261 million, $229 million and $126 million for the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 and 2010 expense excluded $25 million and $12 million, respectively, associated with acceleration of expense in connection with the reductions in force discussed in note 20. This expense was included in the severance-related portion of the associated restructuring charges. The aggregate income tax benefit recorded in our consolidated statement of income related to the compensation expense recorded as a component of compensation and employee benefits expense was $103 million, $95 million and $50 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents information about the 2006 Plan and 1997 Plan as of December 31, 2011, and related activity during the years indicated:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding at December 31, 2009	13,167	$51.64
Exercised	(297)	37.53
Forfeited or expired	(1,887)	54.76

Outstanding at December 31, 2010	10,983	51.49
Exercised	(1,028)	40.52
Forfeited or expired	(2,246)	50.06

Outstanding at December 31, 2011	7,709	$53.37	3.2	$10

Exercisable at December 31, 2011	7,221	$53.69	2.9	$4

The weighted-average grant date fair value of stock options granted in 2009 was $2.96 per share. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $6 million, $2 million and $5 million, respectively. As of December 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to stock options and stock appreciation rights was less than $1 million, which is expected to be recognized over a weighted- average period of 7 months.

The following tables present activity related to other common stock awards during the years indicated:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding at December 31, 2009	1,247	$41.87
Granted	5,264	44.49
Vested	(489)	52.87
Forfeited	(221)	44.95

Outstanding at December 31, 2010	5,801	43.21
Vested	(1,509)	42.96
Forfeited	(127)	44.59

Outstanding at December 31, 2011	4,165	$43.25

The weighted-average grant date fair value of restricted stock awards granted in 2009 was $34.58 per share. The total fair value of restricted stock awards vested was $66 million, $23 million and $20 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $101 million, which is expected to be recognized over a weighted-average period of 2.1 years.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding at December 31, 2009	6,573	$51.88
Granted	2,287	42.45
Vested	(2,356)	57.76
Forfeited	(313)	43.13

Outstanding at December 31, 2010	6,191	46.71
Granted	5,468	41.92
Vested	(2,361)	52.86
Forfeited	(345)	41.99

Outstanding at December 31, 2011	8,953	$42.34

The weighted-average grant date fair value of deferred stock awards granted in 2009 was $25.51 per share. The total fair value of deferred stock awards vested was $107 million for each of the years ended December 31, 2011 and 2010 and $193 million for the year ended December 31, 2009. As of December 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to deferred stock awards was $214 million, which is expected to be recognized over a weighted- average period of 2.6 years.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding at December 31, 2009	430	$24.14
Granted	1,421	43.33
Forfeited	(716)	25.72
Paid out	(15)	64.57

Outstanding at December 31, 2010	1,120	43.89
Granted	1,906	42.28
Forfeited	(173)	42.90
Paid out	(224)	46.03

Outstanding at December 31, 2011	2,629	$42.52

The weighted-average grant date fair value of performance awards granted in 2009 was $19.46 per share. The total fair value of performance awards paid out was $10 million, $12 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to performance awards was $29 million, which is expected to be recognized over a weighted-average period of 1.7 years.

We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of our common stock to meet issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including regulatory approvals, our regulatory capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and the number of shares of common stock we will purchase or when we will purchase them cannot be assured.

Note 15.     Regulatory Matters

Regulatory Capital:

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in accordance with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital, each divided by adjusted total risk-weighted assets and market-risk equivalents, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2011 and 2010, State Street and State Street Bank met all regulatory capital adequacy requirements to which they were subject.

As of December 31, 2011, State Street Bank was categorized as “well capitalized” under the regulatory capital adequacy framework. To be categorized as “well capitalized,” State Street Bank must meet or exceed the minimum ratios for “well capitalized,” as set forth in the following table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” ratio guidelines as of December 31, 2011 and 2010. Management believes that no conditions or events have occurred since December 31, 2011 that have changed the capital categorization of State Street Bank.

The following table presents regulatory capital ratios and related components as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2011	2010	2011	2010
Risk-based ratios:
Tier 1 capital	4%	6%	18.8%	20.5%	17.6%	18.1%
Total capital	8	10	20.5	22.0	19.6	19.9
Tier 1 leverage ratio	4	5	7.3	8.2	6.7	7.1
Total shareholders’ equity			$19,398	$17,787	$18,494	$16,697
Trust preferred capital securities			950	1,450	—	—
Net unrealized loss on available-for-sale securities and cash flow hedges			395	680	398	682
Deferred tax liability associated with acquisitions			757	748	737	748
Recognition of pension plan funded status			248	186	245	187
Less:
Goodwill			5,645	5,597	5,353	5,365
Other intangible assets			2,459	2,593	2,297	2,460
Other deductions(2)			—	336	—	—

Tier 1 capital			13,644	12,325	12,224	10,489
Qualifying subordinated debt			1,339	959	1,343	959
Allowances for on- and off-balance sheet credit exposures			40	116	40	117
Unrealized gain on available-for-sale equity securities			—	2	—	—

Tier 2 capital			1,379	1,077	1,383	1,076
Deduction for investments in finance subsidiaries			(181)	(171)	—	—

Total capital			$14,842	$13,231	$13,607	$11,565

Adjusted total risk-weighted assets and market-riskequivalents:
On-balance sheet			$52,642	$46,209	$49,659	$44,103
Off-balance sheet			19,115	13,177	19,109	13,177
Market-risk equivalents			661	791	611	750

Total			$72,418	$60,177	$69,379	$58,030

Adjusted quarterly average assets			$186,336	$150,770	$183,086	$147,908

(1)

State Street Bank must comply with the regulatory guideline for “well capitalized” in order for the parent company to maintain its status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk- based capital ratio of 10%, and a tier 1 leverage ratio of 5%. The “well capitalized” guideline requires us to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

(2)	Amounts included deferred tax assets not eligible for inclusion in regulatory capital.

Cash, Dividend, Loan and Other Restrictions:

During 2011, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $3.6 billion to satisfy reserve requirements. Federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company. For 2012, aggregate dividends by State Street Bank without prior regulatory approval are limited to approximately $2.26 billion of its undistributed earnings at December 31, 2011, plus an additional amount equal to its net profits, as defined, for 2012 up to the date of any dividend. In addition, the prior approval of the Federal Reserve is required for us to pay future common stock dividends.

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

At December 31, 2011, our consolidated retained earnings included $442 million representing undistributed earnings of unconsolidated entities that are accounted for under the equity method of accounting.

Note 16.     Derivative Financial Instruments

We use derivative financial instruments to support our clients’ needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures.

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

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Collateral received and collateral provided in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2011 and 2010, we had approximately $1.15 billion and $79 million, respectively, of cash collateral received and approximately $1.48 billion and $530 million, respectively, of cash collateral provided in connection with derivative financial instruments.

We enter into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2011 totaled approximately $911 million, against which we had posted aggregate collateral of approximately $276 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2011 was approximately $635 million. Such accelerated settlement would not affect our consolidated results of operations.

Derivatives Not Designated as Hedging Instruments:

In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients’ investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to manage volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients’ requirements and market volatility.

With respect to cross-border investing, clients have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of our clients’ needs with respect to their management of currency risk. We also participate in the interest-rate markets, and provide interest-rate swaps, interest-rate forward contracts, interest-rate futures and other interest-rate contracts to our clients to enable them to mitigate or modify their interest-rate risk. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. Gains or losses in the fair values of trading derivatives are recorded in trading services revenue in our consolidated statement of income.

We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non- affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 10, individually as derivatives not designated as hedging instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.

Derivatives Designated as Hedging Instruments:

In connection with our asset and liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.4 years as of December 31, 2011, compared to 7.7 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.

We have entered into interest-rate swap agreements to modify our interest expense on two senior notes and two subordinated notes from fixed rates to floating rates. The senior notes are due in 2016 and 2021; one pays fixed interest at a 2.875% annual rate and the other pays fixed interest at a 4.375% annual rate. The subordinated notes mature in 2018; one pays fixed interest at a 4.956% annual rate and the other pays fixed interest at a 5.25% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the subordinated notes stemming from changes in the benchmark interest rates.

We have entered into forward foreign exchange contracts to hedge the change in fair value attributable to foreign-exchange movements in the funding of non-functional currency denominated investment securities. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in net interest revenue.

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

We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 2.8 years as of December 31, 2011, compared to 3.8 years as of December 31, 2010. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with trading and asset and liability management activities as of the dates indicated:

(In millions)	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$238,008	$52,383
Options and caps purchased	1,431	140
Options and caps written	1,324	130
Futures	66,620	25,253
Foreign exchange contracts:
Forward, swap and spot	1,033,045	637,847
Options purchased	11,215	14,299
Options written	12,342	14,587
Credit derivative contracts:
Credit default swap agreements	105	155
Other:
Stable value contracts	40,963	46,758
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	3,872	1,886
Foreign exchange contracts:
Forwards	2,613	—

In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	December 31, 2011			December 31, 2010
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,298	$124	$1,422	$1,561	$125	$1,686
Long-term debt(1)	2,450	—	2,450	200	—	200

Total	$3,748	$124	$3,872	$1,761	$125	$1,886

(1)

As of December 31, 2011 and 2010, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $140 million and $81 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the years indicated:

	Years Ended December 31,
	2011		2010
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.64%	3.22%	3.70%	3.30%

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

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$12,210	Other liabilities	$12,315
Interest-rate contracts	Other assets	1,682	Other liabilities	1,688
Other derivative contracts	Other assets	1	Other liabilities	10

Total		$13,893		$14,013

Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$123	Other liabilities	$293
Foreign exchange contracts	Other assets	3	Other liabilities	37

Total		$126		$330

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$8,058	Other liabilities	$8,455
Interest-rate contracts	Other assets	133	Other liabilities	131
Other derivative contracts	Other assets	2	Other liabilities	10

Total		$8,193		$8,596

Derivatives designated as hedges:
Interest-rate contracts	Other assets	$32	Other liabilities	$228

Total		$32		$228

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the years indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)		Year ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Derivatives not designated as hedging instruments(1):
Interest-rate contracts	Trading services revenue	$21	$7
Interest-rate contracts	Processing fees and other revenue	—	10	$5
Foreign exchange contracts	Trading services revenue	641	618	677
Foreign exchange contracts	Processing fees and other revenue	7	(4)	(5)
Other derivative contracts	Trading services revenue	—	—	(3)

Total		$669	$631	$674

(1)

Losses on derivatives related to book-value protection provided to stable value funds are recorded in other expenses, and totaled approximately $5 million, and $9 million, respectively, for the years ended December 31, 2010 and 2009. There were no losses related to stable value funds for the year ended December 31, 2011.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Year Ended December 31,					Year Ended December 31,
(In millions)		2011	2010	2009			2011	2010	2009
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue			$(22)	Deposits	Processing fees and other revenue			$22

Interest-rate contracts	Processing fees and other revenue	$75	$57	(30)	Long- term debt	Processing fees and other revenue	$(70)	$(49)	30

Interest-rate contracts	Processing fees and other revenue	(165)	(43)	200	Available-for-sale securities	Processing fees and other revenue	153	40	(208)

Foreign exchange contracts	Processing fees and other revenue	(161)	—	—	Investment securities	Processing fees and other revenue	161	—	—

Total		$(251)	$14	$148			$244	$(9)	$(156)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
(In millions)	2011	2010	2009		2011	2010	2009		2011	2010	2009
Derivatives designated as cash flow hedges:
Interest-rate contracts	$9	$7	$14	Net interest revenue	$(7)	$(7)	—	Net interest revenue	$3	$5	—

Total	$9	$7	$14		$(7)	$(7)	—		$3	$5	—

Note 17.     Net Interest Revenue

The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the years ended December 31:

(In millions)	2011	2010	2009

Interest revenue:
Deposits with banks Investment securities:	$149	$93	$156
U.S. Treasury and federal agencies	775	682	520
State and political subdivisions	221	222	225
Other investments	1,493	2,109	2,075
Securities purchased under resale agreements and federal funds sold	28	24	24
Loans and leases(1)	278	329	239
Trading account assets	—	—	20
Interest revenue associated with AMLF(2)	—	—	25
Other interest-earning assets	2	3	2

Total interest revenue	2,946	3,462	3,286

Interest expense:
Deposits	220	213	195
Short-term borrowings(1)	96	257	200
Long-term debt	289	286	304
Interest expense associated with AMLF(2)	—	—	18
Other interest-bearing liabilities	8	7	5

Total interest expense	613	763	722

Net interest revenue	$2,333	$2,699	$2,564

(1)

Amounts for 2010 included $67 million of interest revenue and interest expense related to the third-party asset-backed securitization trusts consolidated into our financial statements on January 1, 2010 in connection with our adoption of new GAAP. These trusts were de-consolidated in June 2010.

(2)	Refers to the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, or AMLF, which expired in February 2010.

Note 18.     Employee Benefits

State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. Since January 1, 2008, when the plan was amended, we no longer make employer contribution credits to the plan; employee account balances earn annual interest credits until the employee’s retirement. In addition to the defined benefit pension plan, we have non-qualified unfunded supplemental retirement plans, referred to as SERPs, that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. Non-U.S. employees participate in local defined benefit plans. State Street Bank and certain of its U.S. subsidiaries participate in a post-retirement plan that provides health care and insurance benefits for certain retired employees.

The following tables present combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2011	2010	2011	2010
Benefit obligations:
Beginning of year	$905	$808	$114	$112
Service cost	9	11	6	5
Interest cost	47	44	6	6
Employee contributions	1	1	—	—
Plan amendments	(4)	—	—	—
Acquisitions and transfers	30	3	—	—
Actuarial losses (gains)	67	72	(5)	(4)
Benefits paid	(28)	(28)	(9)	(7)
Expenses paid	(1)	—	—	—
Settlements	(1)	(2)	—	—
Foreign currency translation	(8)	(4)	—	—
Adjustment for rounding	—	—	—	2

End of year	$1,017	$905	$112	$114

Plan assets at fair value:
Beginning of year	$884	$828
Actual return on plan assets	50	84
Employer contributions	8	8	$9	$7
Acquisitions and transfers	21	(2)	—	—
Benefits paid	(28)	(28)	(9)	(7)
Expenses paid	(1)	—	—	—
Plan settlements	(1)	(2)	—	—
Foreign currency translation	(5)	(4)	—	—

End of year	$928	$884	$—	$—

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(89)	$(21)	$(112)	$(114)

Net accrued benefit expense	$(89)	$(21)	$(112)	$(114)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post- Retirement Plan
(In millions)	2011	2010	2011	2010
Amounts recognized in our consolidated statement of condition as of December 31:
Non-current assets	$45	$26
Current liabilities	(1)	(2)	$(6)	$(9)
Non-current liabilities	(133)	(45)	(106)	(105)

Net accrued amount recognized in statement of condition	$(89)	$(21)	$(112)	$(114)

Amounts recognized in accumulated other comprehensive income:
Prior service credit		$(4)	$3	$4
Net loss	$(307)	(242)	(36)	(43)

Accumulated other comprehensive loss	(307)	(246)	(33)	(39)
Cumulative employer contributions in excess of net periodic benefit cost	218	225	(79)	(75)

Net obligation recognized in our consolidated statement of condition	$(89)	$(21)	$(112)	$(114)

Accumulated benefit obligation	$999	$887

Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	4.50%	5.50%	4.50%	5.50%
Rate of increase for future compensation	—	4.50	—	—
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of increase for future compensation	4.50	4.50	—	—
Expected long-term rate of return on plan assets	7.25	7.25	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	7.80%	7.62%
Rate to which the cost trend rate is assumed to decline	—	—	4.50	4.50
Year that the rate reaches the ultimate trend rate	—	—	2029	2026

The following table presents expected benefit payments for the next ten years:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post-Retirement Plan
2012	$33	$27	$6
2013	33	13	6
2014	34	12	7
2015	35	14	7
2016	27	13	7
2017-2021	169	59	35

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $872 million and $784 million at December 31, 2011 and 2010, respectively.

To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the assumed long-term rate of return on plan assets of 7.25% for the year ended December 31, 2011.

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

With respect to the U.S. pension plan, the plan assets are primarily invested in pooled investment funds of State Street Bank. The fair value of the participation units owned by the plans is based on the redemption value on the last business day of the plan year, where values are based on the fair value of the underlying assets in each fund. The net asset value of units of participation in other funds is based on the fair value of the underlying securities in each fund.

Alternative investments are composed of investments in limited liability corporations and limited liability partnerships. These investments are valued at fair value as determined by the fund managers, and represent the plans’ proportionate share of the estimated fair value of the underlying net assets of the limited liability corporations.

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

With respect to the U.K. pension plan, the plan assets are invested in sub-funds of Managed Pension Funds Limited, a U.K.-incorporated insurance vehicle of which the ultimate parent company is State Street. These investments are valued based on the mid-market price of the underlying investments held by Managed Pension Funds Limited. This valuation method may produce a calculation that is not indicative of net realizable value or reflective of future fair values.

The following tables present, by level within the fair value hierarchy prescribed by GAAP, the plans’ assets measured at fair value on a recurring basis, and activity related to assets categorized in level 3, as of the dates and for the periods indicated:

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity		$129		$129
Domestic small cap equity		14		14
Developed international equities		62		62
Emerging markets equity		28		28
Investment grade fixed-income		311		311
High yield fixed-income		26		26
Real estate investment trusts		23		23
Alternative investments (commingled fund)		—	$5	5
Alternative investments (fund of funds)		—	14	14
Private equity		—	2	2
Cash		6	—	6

Total U.S. Pension Plan	—	599	21	620

U.K. Pension Plan
Investments in pooled investment funds:
Developed international equity		24	—	24
U.K. fixed-income		187	—	187
Emerging market index		8	—	8
Alternative investments		—	32	32

Total U.K. pension plan	—	219	32	251

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts		—	57	57

Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	57	57

Total assets carried at fair value	—	$818	$110	$928

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2011
	U.S. Pension Plans		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value at December 31, 2010	$19	$2	$33	$36
Purchases and sales, net	—	—	(1)	24
Unrealized losses	—	—	—	(3)

Fair value at December 31, 2011	$19	$2	$32	$57

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity		$120		$120
Domestic small cap equity		15		15
Developed international equities		67		67
Emerging markets equity		38		38
Investment grade fixed-income		308		308
High yield fixed-income		31		31
Real estate investment trusts		21		21
Alternative investments (commingled fund)		—	$5	5
Alternative investments (fund of funds)		—	14	14
Private equity		—	2	2
Cash		9	—	9

Total U.S. Pension Plan	—	609	21	630

U.K. Pension Plan
Investments in insurance vehicles:
Developed international equity		33	—	33
U.K. fixed-income		144	—	144
Emerging market index		8	—	8
Alternative investments		—	33	33

Total U.K. pension plan	—	185	33	218

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts		—	36	36

Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	36	36

Total assets carried at fair value	—	$794	$90	$884

	Fair Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2010
	U.S. Pension Plans		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair Value at December 31, 2009	$13	$2	$24	$31
Purchases and sales, net	4	—	7	1
Unrealized gains	2	—	2	4

Fair value at December 31, 2010	$19	$2	$33	$36

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

Expected employer contributions to the tax-qualified U.S. and Non-U.S. defined benefit pension plans, SERPs, and post-retirement plan for the year ending December 31, 2012 are $7 million, $27 million and $6 million, respectively.

State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. Information for the SERPs was as follows for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2011	2010
Benefit obligations:
Beginning of year	$165	$182
Service cost	1	1
Interest cost	8	10
Actuarial gain (losses)	23	(2)
Benefits paid	(2)	(2)
Settlements	(22)	(24)

End of year	$173	$165

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(173)	$(165)

Net accrued benefit expense	$(173)	$(165)

Amounts recognized in our consolidated statement of condition as of December 31:
Current liabilities	$(27)	$(27)
Non-current liabilities	(146)	(138)

Net accrued amount recognized in our consolidated statement of condition	$(173)	$(165)

Amounts recognized in accumulated other comprehensive income:
Net loss	$(58)	$(45)

Accumulated other comprehensive loss	(58)	(45)
Cumulative employer contributions in excess of net periodic benefit cost	(115)	(120)

Net obligation recognized in our consolidated statement of condition	$(173)	$(165)

Accumulated benefit obligation	$173	$165

Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	—	4.75%
Rate of increase for future compensation—Executive SERPs	10.00%	10.00

For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010, the accumulated benefit obligations are $960 million and $231 million, respectively, and the plan assets are $671 million and $36 million, respectively.

For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2011 and 2010, the projected benefit obligations are $981 million and $263 million, respectively, and the plan assets are $674 million and $50 million, respectively.

If trend rates for health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2011 would have increased 7%, and the aggregate expense for service and interest costs for 2011 would have increased 10%. Conversely, if trend rates for health care costs were decreased by 1%, the post-retirement benefit obligation as of December 31, 2011 would have decreased 6%, and the aggregate expense for service and interest costs for 2011 would have decreased 9%.

The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
(In millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$9	$11	$13	$6	$5	$4
Interest cost	47	44	45	6	6	6
Assumed return on plan assets	(58)	(55)	(56)	—	—	—
Amortization of net loss	12	7	6	1	2	1

Net periodic benefit cost	10	7	8	13	13	11
Settlements	—	—	(1)	—	—	—
Curtailments	—	—	(1)	—	—	—
Special termination benefits	—	—	—	—	—	1

Total expense	$10	$7	$6	$13	$13	$12

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(17)	$(13)	$(7)	$(1)	$(2)	$(2)

Estimated amortization	$(17)	$(13)	$(7)	$(1)	$(2)	$(2)

	Non-Qualified SERPs
(In millions)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$1	$1	$2
Interest cost	8	10	10
Amortization of net loss	3	5	3

Net periodic benefit cost	12	16	15
Settlements	7	8	4

Total expense	$19	$24	$19

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(5)	$(3)	$(5)

Estimated amortization	$(5)	$(3)	$(5)

Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan, or post-tax Roth contributions, or both, up to the annual IRS limit. Our matching portion of these contributions is paid in cash, and the related compensation and employee benefits expense recorded in our consolidated statement of income was $77 million, $71 million and $73 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $65 million for the year ended December 31, 2011 and $45 million for each of the years ended December 31, 2010 and 2009.
We have a defined contribution supplemental executive retirement plan, referred to as a DC SERP, which provides for a discretionary contribution of cash and/or equity to certain executive officers. The amount is subject to certain vesting requirements as provided in the plan. We recorded compensation and employee benefits expense of $10 million for each of the years ended December 31, 2011, 2010, and 2009 in our consolidated statement of income related to this DC SERP.

Shares of common stock and interest in the savings plan may be acquired by eligible employees through the Employee Stock Ownership Plan, referred to as an ESOP. The ESOP is a non-leveraged plan. Employee benefits expense is equal to the contribution called for by the plan formula and is composed of the cash contributed for the purchase of common stock on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for the calculation of earnings per common share.

Note 19.    Occupancy Expense and Information Systems and Communications Expense

Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $368 million, $373 million and $380 million, respectively.

We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related 366,000-square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for 153,390 square feet of the building. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028, with the option to cancel the lease after the first 15 years. As of December 31, 2011 and 2010, an aggregate net book value of $565 million and $606 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt in our consolidated statement of condition. Capital lease asset amortization is recorded in occupancy expense in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2011, 2010 and 2009, interest expense related to these capital lease obligations, reflected in net interest revenue, was $43 million, $44 million and $47 million, respectively. As of December 31, 2011 and 2010, accumulated amortization of capital lease assets was $273 million and $230 million, respectively.

We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.

Total rental expense, net of sublease revenue, amounted to $232 million, $241 million and $230 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total rental expense was reduced by sublease revenue of $12 million for the years ended December 31, 2011 and 2010 and $17 million for the year ended December 31, 2009.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2011. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $32 million for capital leases and $19 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2012	$68	$237	$305
2013	68	207	275
2014	68	182	250
2015	67	132	199
2016	71	96	167
Thereafter	647	275	922

Total minimum lease payments	989	$1,129	$2,118

Less amount representing interest payments	(327)

Present value of minimum lease payments	$662

Note 20.    Acquisition and Restructuring Costs

The following table presents acquisition and restructuring costs incurred during the years ended December 31:

(In millions)	2011	2010	2009
Acquisition costs	$16	$89	$49
Restructuring charges	253	156	—

Total	$269	$245	$49

Acquisition Costs:

The acquisition costs incurred in 2011 were composed of $71 million of integration costs incurred primarily in connection with our acquisitions of BIAM, the Intesa securities services business and MIFA. These costs were offset by a $55 million tax indemnification benefit for an income tax claim related to the 2010 acquisition of the Intesa securities services business. Refer to note 2 for additional information with respect to this tax indemnification. The 2010 costs were composed of integration costs primarily associated with the acquisitions of the Intesa securities services business and MIFA.

Restructuring Charges:

The restructuring charges of $253 million incurred in 2011, more fully described below, included $133 million related to the business operations and information technology transformation program and $120 million related to expense control measures.

Business Operations and Information Technology Transformation Program

In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $289 million, composed of $133 million in 2011 and $156 million in 2010.

The charges related to the program include costs associated with severance, benefits and outplacement services, as well as costs which resulted from actions taken to reduce our occupancy costs through consolidation of real estate. In addition, the charges include costs related to information technology, including transition fees associated with the expansion of our use of service providers associated with components of our information technology infrastructure and application maintenance and support.

In 2010, in connection with the program, we initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which was substantially completed at the end of 2011. In addition, in the third quarter of 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of December 31, 2011, in connection with the planned aggregate staff reductions of 1,930 employees described above, 1,332 employees had been involuntarily terminated and left State Street, including 782 employees in 2011.

Expense Control Measures

During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded restructuring charges of $120 million in our 2011 consolidated statement of income.

The charges included costs related to severance, benefits and outplacement services related to both the withdrawal from the fixed-income initiative and the other targeted staff reductions. In addition, the charges included costs associated with fair- value adjustments to the initiative’s trading portfolio resulting from our decision to withdraw from the initiative, and costs related to other asset write-downs and contract terminations. In connection with the employee-related actions, we identified 442 employees who will be provided with severance and outplacement services as their roles are eliminated. As of December 31, 2011, 15 employees had been involuntarily terminated and left State Street, and an additional 184 employees were involuntarily terminated and left State Street in January 2012.

The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and expense control measures, for the years indicated:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write- offs	Total
Initial restructuring-related accrual	$105	$51				$156
Payments	(15)	(4)				(19)

Balance at December 31, 2010	90	47				137
Additional accruals for business operations and information technology transformation program	85	7	$41			133
Accruals for expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)

Balance at December 31, 2011	$162	$39	$33	$38	$15	$287

Note 21.    Other Expenses

In 2010, we recorded an aggregate pre-tax charge of $414 million, including associated legal costs of $9 million, in our consolidated statement of income with respect to the cash collateral pools underlying SSgA-managed investment funds engaged in securities lending, as well as the cash collateral pools underlying our agency lending program. In connection with the charge, we made a one-time cash contribution of $330 million to the cash collateral pools and liquidating trusts underlying the SSgA lending funds. In light of our assessment with respect to previously disclosed asserted and unasserted claims and our evaluation of the ultimate resolution of such claims, as well as the effect of the redemption restrictions originally imposed by SSgA on the lending funds and other considerations, we elected to make the cash contribution, which restored the net asset value per unit of the underlying cash collateral pools to $1.00 as of June 30, 2010. As a result of this action, SSgA removed the redemption restrictions from the SSgA lending funds in August 2010.

The pre-tax charge also included the establishment of a $75 million reserve to address potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the collateral pools underlying our agency lending program. This charge was based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. In May 2011, we distributed substantially all of the reserve to “net providers” of liquidity in such pools, equal to the estimated excess liquidity used by “net consumers” of liquidity in those pools.

In 2009, the Staff of the SEC provided State Street Bank with a “Wells” notice related to the SEC’s ongoing investigation into disclosures and management by SSgA of certain of its active fixed-income strategies during 2007 and prior periods. Subsequent to the receipt of the Wells notice, we engaged in discussions with the SEC and other governmental and regulatory authorities regarding a potential settlement of this matter. Based on such discussions in 2009, we determined it appropriate to increase our reserve, initially established in 2007 to address litigation exposure and other costs associated with SSgA’s management of these fixed-income strategies, by $250 million, to take into account such a potential settlement with these governmental authorities and the other ongoing litigation related to the active fixed-income strategies. As a result, we recorded a provision of $250 million in our 2009 consolidated statement of income related to our estimate of this legal exposure. We settled regulatory inquiries related to this exposure in 2010.

Note 22.    Income Taxes

The following table presents the components of income tax expense for the years ended December 31:

(In millions)	2011	2010	2009
Current:
Federal	$49	$(885)	$75
State	54	15	39
Non-U.S.	295	156	157

Total current expense (benefit)	398	(714)	271

Deferred:
Federal	134	745	383
State	8	141	28
Non-U.S.	76	358	40

Total deferred expense	218	1,244	451

Total income tax expense	$616	$530	$722

The amounts for 2011 presented in the table included income tax expense of $55 million associated with an indemnification benefit for an income tax claim related to the 2010 acquisition of the Intesa securities services business (refer to note 2). The amounts for 2009 presented in the table excluded an income tax benefit of $2.41 billion associated with the extraordinary loss recorded in connection with the conduit consolidation.

Amounts of income tax expense (benefit) related to net gains (losses) from sales of investment securities were $55 million, $(98) million and $147 million for 2011, 2010 and 2009, respectively. Pre-tax income attributable to our operations located outside the U.S. was $1.70 billion, $1.34 billion and $801 million for 2011, 2010 and 2009, respectively.

Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2011, we have chosen to indefinitely reinvest $2.2 billion of the retained earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation, and determining the tax liability that could be incurred upon repatriation is not practicable.

The following table presents significant components of deferred tax liabilities and assets as of December 31:

(In millions)	2011	2010
Deferred tax liabilities:
Lease financing transactions	$397	$463
Fixed and intangible assets	1,067	1,029
Other	21	122

Total deferred tax liabilities	$1,485	$1,614

Deferred tax assets:
Foreign currency translation	$2	$70
Unrealized losses on securities, net	651	1,083
Deferred compensation	162	183
Defined benefit pension plan	180	121
Expenses	141	177
Real estate	28	33
Other	104	137

Total deferred tax assets	1,268	1,804

Valuation allowance for deferred tax assets	(19)	(18)

Deferred tax assets net of valuation allowance	$1,249	$1,786

Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. Management has determined that a valuation allowance is not required for the remaining deferred tax assets because it is more likely than not that there is sufficient taxable income of the appropriate nature within the carryback and carryforward periods to realize these assets. As of December 31, 2011 and 2010, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $34 million and $26 million, respectively, included in “other” in the above table. Loss carryforwards expire in 2012 through 2031.

The following table presents a reconciliation of the U.S. statutory income tax rate to the effective tax rate based on income before income tax expense, excluding the aforementioned extraordinary loss for 2009, for the years ended December 31:

	2011	2010	2009
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	2.0	1.2	1.7
Tax-exempt income	(2.9)	(3.6)	(3.1)
Tax credits	(1.5)	(1.3)	(1.6)
Foreign tax differential	(4.3)	(3.6)	(5.0)
Transactions related to investment securities(1)	(4.1)	(2.3)	—
Non-deductible penalty	—	—	1.0
Other, net	.1	—	.6

Effective tax rate	24.3%	25.4%	28.6%

(1)

Amounts for both years represented the effect of discrete tax benefits related to the cost to terminate funding obligations that supported former conduit asset structures; the amount for 2010 also included the partial write-off of a deferred tax asset associated with certain of the investment securities sold in connection with our December 2010 investment portfolio repositioning.

The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2011	2010
Balance at beginning of year	$446	$386
Increase (Decrease) related to agreements with tax authorities	(322)	27
Increase related to tax positions taken during current year	1	33

Balance at end of year	$125	$446

The balance as of December 31, 2011 presented in the table included $112 million of tax positions considered highly certain to ultimately result in tax deductions or credits, but for which the timing of such deductions or credits is uncertain. It is reasonably possible that unrecognized tax benefits will decrease by up to $44 million over the next 12 months as a result of amendments of state tax filings consistent with our agreement with the IRS to close their review of the tax years 2000—2006. Refer to note 10 for additional information about the agreement.

We record interest and penalties related to income taxes as a component of income tax expense. Income tax expense for 2011 and 2009 included related interest and penalties of approximately $10 million and $3 million, respectively. Income tax expense for 2010 included no interest and penalties. We had recorded accrued interest of approximately $8 million and $65 million as of December 31, 2011 and 2010, respectively.

We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2007. Management believes that we have sufficient accrued liabilities as of December 31, 2011 for tax exposures and related interest expense.

Note 23.     Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2011	2010	2009
Net income before extraordinary loss	$1,920	$1,556	$1,803
Less:
Prepayment and accretion of preferred stock discount	—	—	(117)
Preferred stock dividends	(20)	—	(46)
Dividends and undistributed earnings allocated to participating securities(1)	(18)	(16)	—

Net income before extraordinary loss available to common shareholders	$1,882	$1,540	$1,640

Average shares outstanding (in thousands):
Basic average shares	492,598	495,394	470,602
Effect of dilutive securities: stock options and stock awards	3,474	2,530	3,401

Diluted average shares	496,072	497,924	474,003

Anti-dilutive securities(2)	2,382	10,316	12,904

Earnings per common share before extraordinary loss:
Basic	$3.82	$3.11	$3.50
Diluted(3)	3.79	3.09	3.46

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

(3)

Calculations for 2011 and 2010 reflected the allocation of earnings to participating securities using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 24.     Line of Business Information

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.

Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product-and-participant-level accounting, daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.

Investment Management, through SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing and hedge fund strategies, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds.

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

The following is a summary of our line of business results. The “Other” column for 2011 represented integration costs associated with acquisitions and restructuring charges associated with our business operations and information technology transformation program ($133 million) and expense control measures ($120 million), more fully described in note 20. The “Other” column for 2010 represented the net loss from sales of investment securities associated with the December 2010 investment portfolio repositioning, more fully described in note 3, and restructuring charges associated with our business operations and information technology transformation program and integration costs associated with acquisitions, both more fully described in note 20. The amounts presented in the “Other” column for 2009 represented net interest revenue earned in connection with our participation in the Federal Reserve’s AMLF and integration costs recorded in connection with our 2007 acquisition of Investors Financial. The amounts in the “Other” columns were not allocated to State Street’s business lines.

In 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of business unit net interest revenue. Net interest revenue and average assets for 2010 have been restated for comparative purposes to reflect the revised methodology. Amounts for 2009 were not restated.

	Investment Servicing			Management Investment			Other			Total
Years ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$4,382	$3,938	$3,334							$4,382	$3,938	$3,334
Management fees	—	—	—	$917	$829	$766				917	829	766
Trading services	1,220	1,106	1,094	—	—	—				1,220	1,106	1,094
Securities finance	333	265	387	45	53	183				378	318	570
Processing fees and other	195	225	72	102	124	99				297	349	171

Total fee revenue	6,130	5,534	4,887	1,064	1,006	1,048				7,194	6,540	5,935
Net interest revenue	2,181	2,553	2,489	152	146	68			$7	2,333	2,699	2,564
Gains (Losses) related to investment securities, net	67	58	141	—	—	—		$(344)	—	67	(286)	141

Total revenue	8,378	8,145	7,517	1,216	1,152	1,116		(344)	7	9,594	8,953	8,640
Provision for loan losses	—	25	148	—	—	1		—	—	—	25	149
Expenses from operations	5,889	5,430	4,920	900	753	747		—	—	6,789	6,183	5,667
Securities lending charge	—	75	—	—	339	—		—	—	—	414	—
Provision for fixed-income litigation exposure	—	—	—	—	—	250		—	—	—	—	250
Acquisition costs	—	—	—	—	—	—	$16	89	49	16	89	49
Restructuring charges	—	—	—	—	—	—	253	156	—	253	156	—

Total expenses	5,889	5,505	4,920	900	1,092	997	269	245	49	7,058	6,842	5,966

Income from continuing operations before income taxes	$2,489	$2,615	$2,449	$316	$60	$118	$(269)	$(589)	$(42)	$2,536	$2,086	$2,525

Pre-tax margin	30%	32%	33%	26%	5%	11%				26%	23%	29%
Average assets (in billions)	$169.4	$146.9	$143.7	$5.4	$5.1	$3.1				$174.8	$152.0	$146.8

Note 25.     Non-U.S. Activities

We define our non-U.S. activities as those revenue-producing assets and business activities that arise from clients domiciled outside the U.S. Due to the nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective judgments have been applied to determine results of operations related to our non-U.S. activities, including our application of funds transfer pricing and our asset and liability management policies. Interest expense allocations are based on the average cost of short-term borrowings.

The following table presents our non-U.S. financial results for the years ended December 31. Effective January 1, 2011, management revised its methodology with respect to funds transfer pricing, which is used in the measurement of net interest revenue related to non-U.S. activities. Prior-year net interest revenue amounts were not restated to reflect the revised methodology.

(In millions)	2011	2010	2009
Total fee revenue	$3,004	$2,661	$2,291
Net interest revenue	1,104	725	422
Gains (Losses) related to investment securities, net	(25)	449	(37)

Total revenue	4,083	3,835	2,676
Expenses	3,415	2,962	2,457

Income before income taxes	668	873	219
Income tax expense	172	327	84

Net income	$496	$546	$135

Non-U.S. revenue for 2011 and 2010 included $1.04 billion and $1.18 billion, respectively, in the U.K., primarily from our London operations.

The following table presents the significant components of our non-U.S. assets as of December 31, based on the domicile of the underlying counterparties:

(In millions)	2011	2010
Interest-bearing deposits with banks	$10,772	$9,443
Non-U.S. investment securities	25,376	19,329
Other assets	15,518	13,994

Total assets	$51,666	$42,766

Note 26.     Parent Company Financial Statements

The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries, as of and for the years ended December 31:

STATEMENT OF INCOME

Years ended December 31,	2011	2010	2009
(In millions)
Cash dividends from consolidated banking subsidiary		$1,400	$250
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	$60	100	25
Other, net	34	9	(11)

Total revenue	94	1,509	264
Interest expense	203	162	178
Other expenses	60	421	53

Total expenses	263	583	231
Income tax benefit	(125)	(93)	(38)

Income (Loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	(44)	1,019	71
Extraordinary loss, net of taxes	—	—	(20)
Equity in undistributed income (loss) of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,773	484	(1,987)
Consolidated non-banking subsidiaries and unconsolidated entities	191	53	55

Net income (loss)	$1,920	$1,556	$(1,881)

STATEMENT OF CONDITION

As of December 31,	2011	2010
(In millions)
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$4,914	$5,058
Trading account assets	138	122
Investment securities available for sale	25	24
Investments in subsidiaries:
Consolidated banking subsidiary	18,724	16,697
Consolidated non-banking subsidiaries	2,340	2,299
Unconsolidated entities	326	297
Notes and other receivables from:
Consolidated banking subsidiary	618	—
Consolidated non-banking subsidiaries and unconsolidated entities	302	283
Other assets	994	850

Total assets	$28,381	$25,630

Liabilities:
Commercial paper	$2,384	$2,799
Accrued taxes, expenses and other liabilities due to:
Consolidated banking subsidiary	—	561
Third parties	276	161
Long-term debt	6,323	4,322

Total liabilities	8,983	7,843
Shareholders’ equity	19,398	17,787

Total liabilities and shareholders’ equity	$28,381	$25,630

STATEMENT OF CASH FLOWS

Years ended December 31,	2011	2010	2009
(In millions)
Net cash (used in) provided by operating activities	$(571)	$1,453	$(24)

Investing Activities:
Net (increase) decrease in interest-bearing deposits with banking subsidiary	144	(831)	(1,457)
Proceeds from sales and maturities of available-for-sale securities	—	1	36
Net decrease in securities related to AMLF	—	—	3,104
Investments in non-banking subsidiaries and unconsolidated entities	(648)	(277)	(776)
Sale of investment in non-banking subsidiaries and unconsolidated entities	39	127	—
Business acquisitions	(51)	(141)	—

Net cash (used in) provided by investing activities	(516)	(1,121)	907

Financing Activities:
Net decrease in short-term borrowings related to AMLF	—	—	(3,063)
Net (decrease) increase in commercial paper	(415)	22	189
Proceeds from issuance of long-term debt, net of issuance costs	1,986	—	1,992
Payments for long-term debt	—	(300)	—
Proceeds from issuance of preferred stock	500	—	—
Redemption of TARP preferred stock	—	—	(2,000)
Proceeds from public offering of common stock, net of issuance costs	—	—	2,231
Repurchase of TARP common stock warrant	—	—	(60)
Purchases of common stock	(675)	—	—
Proceeds from exercises of common stock options	40	10	34
Repurchases of common stock for employee tax withholding	(63)	(44)	(38)
Proceeds from issuances of treasury stock for common stock awards and option exercises	9	—	—
Payments for cash dividends	(295)	(20)	(168)

Net cash provided by (used in) financing activities	1,087	(332)	(883)

Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)

The following table presents consolidated average statements of condition and net interest revenue analysis for the years indicated.

Years ended December 31,	2011			2010			2009
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$10,736	$126	1.17%	$8,567	$80	.94%	$11,744	$125	1.07%
Interest-bearing deposits with U.S. banks	9,505	23	.25	4,983	13	.26	12,418	31	.25
Securities purchased under resale agreements	4,686	28	.61	2,957	24	.83	3,701	24	.65
Federal funds sold	—	—	—	—	—	—	68	—	.29
Trading account assets	2,013	—	—	376	—	—	1,914	20	1.02
Investment securities:
U.S. Treasury and federal agencies	32,517	775	2.38	28,028	682	2.43	23,892	520	2.18
State and political subdivisions(1)	6,875	347	5.05	6,444	349	5.43	5,958	348	5.85
Other investments	63,683	1,493	2.34	61,651	2,109	3.42	51,340	2,075	4.04
Investment securities purchased under AMLF	—	—	—	—	—	—	882	25	2.86
Loans	10,834	222	2.05	10,557	268	2.54	7,934	168	2.11
Lease financing(1)	1,346	58	4.28	1,537	63	4.07	1,769	74	4.18
Other interest-earning assets	5,462	2	.03	1,156	3	.24	1,303	2	.15

Total interest-earning assets(1)	147,657	3,074	2.08	126,256	3,591	2.84	122,923	3,412	2.78
Cash and due from banks	3,436			2,781			2,237
Other assets	23,665			22,920			21,650

Total assets	$174,758			$151,957			$146,810

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$3,626	$11	.30%	$8,485	$37	.44%	$6,905	$58	.84%
Savings	423	—	—	147	—	—	711	3	.46
Non-U.S.	84,011	209	.25	68,326	176	.26	61,551	134	.22

Total interest-bearing deposits	88,060	220	.25	76,958	213	.28	69,167	195	.28
Securities sold under repurchase agreements	9,040	10	.11	8,108	4	.05	11,065	3	.03
Federal funds purchased	845	—	.05	1,759	1	.05	956	—	.04
Other short-term borrowings	5,134	86	1.67	13,590	252	1.86	16,847	197	1.17
Short-term borrowings under AMLF	—	—	—	—	—	—	877	18	2.02
Long-term debt	8,966	289	3.22	8,681	286	3.30	7,917	304	3.84
Other interest-bearing liabilities	3,535	8	.24	940	7	.69	1,131	5	.46

Total interest-bearing liabilities	115,580	613	.53	110,036	763	.69	107,960	722	.67

Noninterest-bearing deposits:
Special time	691			500			372
Demand	24,847			13,126			14,804
Non-U.S.(2)	387			253			267
Other liabilities	13,890			11,682			10,090
Shareholders’ equity	19,363			16,360			13,317

Total liabilities and shareholders’ equity	$174,758			$151,957			$146,810

Net interest revenue		$2,461			$2,828			$2,690

Excess of rate earned over rate paid			1.55%			2.15%			2.11%
Net interest margin(3)			1.67			2.24			2.19

(1)

Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of tax-exempt and taxable securities. The adjustment is computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $128 million, $129 million and $126 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Non-U.S. noninterest-bearing deposits were $194 million, $25 million and $45 million at December 31, 2011, 2010 and 2009, respectively.

(3)	Net interest margin is calculated as fully taxable-equivalent net interest revenue divided by average total interest-earning assets.

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2011 Compared to 2010			2010 Compared to 2009
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$21	$25	$46	$(34)	$(11)	$(45)
Interest-bearing deposits with U.S. banks	11	(1)	10	(18)	—	(18)
Securities purchased under resale agreements	14	(10)	4	(5)	5	—
Trading account assets	—	—	—	(16)	(4)	(20)
Investment securities:
U.S. Treasury and federal agencies	109	(16)	93	90	72	162
State and political subdivisions	24	(26)	(2)	28	(27)	1
Other investments	69	(685)	(616)	417	(383)	34
Investment securities purchased under AMLF	—	—	—	(25)	—	(25)
Loans	7	(53)	(46)	55	45	100
Lease financing	(8)	3	(5)	(10)	(1)	(11)
Other interest-earning assets	10	(11)	(1)	—	1	1

Total interest-earning assets	257	(774)	(517)	482	(303)	179
Interest expense related to:
Deposits:
Time	(21)	(5)	(26)	13	(34)	(21)
Savings	—	—	—	(2)	(1)	(3)
Non-U.S.	41	(8)	33	14	28	42
Securities sold under repurchase agreements	1	5	6	(1)	2	1
Federal funds purchased	(1)	—	(1)	1	—	1
Other short-term borrowings	(157)	(9)	(166)	(38)	93	55
Short-term borrowings under AMLF	—	—	—	(18)	—	(18)
Long-term debt	10	(7)	3	29	(47)	(18)
Other interest-bearing liabilities	17	(16)	1	(1)	3	2

Total interest-bearing liabilities	(110)	(40)	(150)	(3)	44	41

Net interest revenue	$367	$(734)	$(367)	$485	$(347)	$138

Quarterly Summarized Financial Information (Unaudited)

(Dollars and shares in millions, except per share amounts)	2011 Quarters				2010 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,667	$1,844	$1,892	$1,791	$1,735	$1,569	$1,696	$1,540
Interest revenue	765	728	719	734	834	904	846	878
Interest expense	159	150	147	157	178	180	188	217

Net interest revenue	606	578	572	577	656	724	658	661

Gains (Losses) related to investment securities, net	42	5	27	(7)	(348)	17	(50)	95

Total revenue	2,315	2,427	2,491	2,361	2,043	2,310	2,304	2,296
Provision for loan losses	(1)	—	2	(1)	(1)	1	10	15
Total expenses	1,784	1,798	1,774	1,702	1,792	1,527	1,944	1,579

Income before income tax expense	532	629	715	660	252	782	350	702
Income tax expense (benefit)	151	74	202	189	169	236	(82)	207

Net income	$381	$555	$513	$471	$83	$546	$432	$495

Net income available to common shareholders	$371	$543	$502	$466	$81	$540	$427	$492

Earnings per common share(1):
Basic	$.77	$1.11	$1.01	$.94	$.17	$1.09	$.87	$.99
Diluted	.76	1.10	1.00	.93	.16	1.08	.87	.99

Average common shares outstanding:
Basic	485	491	497	497	496	496	496	495
Diluted	490	495	501	501	499	498	499	498
Dividends per common share	$.18	$.18	$.18	$.18	$.01	$.01	$.01	$.01

Common stock price:
High	$42.24	$46.94	$47.64	$50.26	$47.86	$40.25	$48.80	$47.55
Low	29.86	30.19	42.10	42.06	37.31	32.47	33.73	42.02
Closing	40.31	32.16	45.09	44.94	46.34	37.66	33.82	45.14

(1)	Diluted earnings per common share for full-year 2010 does not equal the sum of the four quarters for 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2011, State Street’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of December 31, 2011.

State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2011, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

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

Management has made a comprehensive review, evaluation and assessment of State Street’s internal control over financial reporting as of December 31, 2011. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review and evaluation, management concluded that State Street’s internal control over financial reporting was effective as of December 31, 2011, and that State Street’s internal control over financial reporting as of that date had no material weaknesses.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street’s internal control over financial reporting, which follows this report.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

STATE STREET CORPORATION

We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of State Street Corporation and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012 (2012 Proxy Statement), under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2012 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining & Audit Committee will appear in our 2012 Proxy Statement under the caption, “Corporate Governance at State Street.” Such information is incorporated herein by reference.

Information about our executive officers is included under Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item will appear in our 2012 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2011. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding stock awards, options, warrants and rights	(b) Weighted-average exercise price of outstanding stock awards, options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	23,669	$46.19	12,164
Equity compensation plans not approved by shareholders	42	53.49	—

Total	23,711	$46.21	12,164

Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders’ meeting. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board. The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 212,644 shares of common stock were outstanding at December 31, 2011; awards made through June 30, 2003, totaling 42,000 shares outstanding at December 31, 2011, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence will appear in our 2012 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the Examining & Audit Committee’s pre-approval policies and procedures will appear in our 2012 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of State Street are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income—Years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Condition—As of December 31, 2011 and 2010

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows—Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

(A)(3) EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 183 of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 27, 2012, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH
EDWARD J. RESCH,
Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 5, 2008 and incorporated herein by reference)

10.3†	Supplemental Cash Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 9, 2011 and incorporated herein by reference)

10.4†	Forms of Amended and Restated Employment Agreements entered into on October 22, 2009 with each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 10.3 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.5†	State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.6†	State Street’s 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder (filed as Exhibit 10.6 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†	State Street’s 2006 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 9, 2011 and incorporated herein by reference)

10.8†	State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.9†	Forms of Letter Agreements entered into between State Street and each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 6, 2009 and incorporated herein by reference)

10.10†	State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended

10.11†	Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008 (filed as Exhibit 10.10 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.12†	Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007

10.13†	Description of compensation arrangements for non-employee directors

10.14†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.15†	Letter Agreement with Scott F. Powers dated April 1, 2008 (filed as Exhibit 10.15 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.16†	Letter Agreement with Joseph C. Antonellis dated April 26, 2010 (filed as Exhibit 10.16 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.17A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.18†	Forms of Retention Award Agreements entered into with each of Joseph L. Hooley, Joseph C. Antonellis and Edward J. Resch on October 22, 2009 (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.19†	Form of Retention Award Agreement entered into with James S. Phalen on October 22, 2009 (filed as Exhibit 10.19 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.20†	Form of Retention Award Agreement entered into with Scott F. Powers on June 15, 2010 (filed as Exhibit 10.20 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.21†	2011 Senior Executive Annual Incentive Plan (filed as Exhibit 99.2 to State Street’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated herein by reference)

12	Statement of Ratios of Earnings to Fixed Charges

21	Subsidiaries of State Street Corporation

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Statement of Condition as of December 31, 2011 and 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.