Form 10-K/A
period 2011-12-31
STATE STREET CORP
filed 2012-04-05
CIK 93751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-07511

STATE STREET CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Lincoln Street	02111
(Address of principal executive office)	(Zip Code)

617-786-3000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value	New York Stock Exchange
Fixed-to-Floating Rate Normal Automatic Preferred Enhanced
Capital Securities of State Street Capital Trust III
(and Registrant’s guarantee with respect thereto)	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 27, 2012 (the “original
Form 10-K”), is being filed to revise Part III, Item 12 of the original Form 10-K. Part III, Item 12 of this Amendment No. 1 serves to incorporate by reference disclosure from our definitive proxy statement for the 2012 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or about the date hereof. The disclosure incorporated by reference is included in that definitive proxy statement under the caption “Item 3 - Approval of Amended and Restated 2006 Equity incentive Plan.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Item 12 of the original Form 10-K has been amended and restated in its entirety consistent with the above, and Part IV, Item 15 of the original Form 10-K has been amended and restated in its entirety, solely to include as exhibits the certifications under Exchange Act Rule 13a-14(a) required to be filed with this Amendment No. 1. This Amendment No. 1 does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-K and with our filings with the Securities and Exchange Commission subsequent to the original Form 10-K.

STATE STREET CORPORATION

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management will appear in our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Information concerning our equity compensation plans will appear in our 2012 Proxy Statement under the caption “Approval of Amended and Restated 2006 Equity Incentive Plan.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The exhibits required to be included in this Amendment No. 1 are attached as indicated in the Exhibit Index beginning on page 7 of this Amendment No. 1. Page numbers provided below refer to pages of the original Form 10-K for Item 15(A)(1), Financial Statements. The financial statements required to be filed in our Annual Report on Form 10-K were included under Item 8 of our original Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere in the original Form 10-K.

(A)(3) EXHIBITS

The exhibits listed in the Exhibit Index beginning on page 7 of this Amendment No. 1 are filed herewith in response to this Item or are incorporated herein by reference to other SEC filings.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, on April 5, 2012, thereunto duly authorized.

STATE STREET CORPORATION

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

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated (filed as Exhibit 10.1 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 5, 2008 and incorporated herein by reference)

10.3†	Supplemental Cash Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 9, 2011 and incorporated herein by reference)

10.4†	Forms of Amended and Restated Employment Agreements entered into on October 22, 2009 with each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 10.3 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.5†	State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.6†	State Street’s 1997 Equity Incentive Plan, as amended, and forms of awards and agreements thereunder (filed as Exhibit 10.6 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†	State Street’s 2006 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 9, 2011 and incorporated herein by reference)

10.8†	State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.9†	Forms of Letter Agreements entered into between State Street and each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Scott F. Powers and Edward J. Resch (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 6, 2009 and incorporated herein by reference)

* 10.10†	State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended

10.11†	Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008 (filed as Exhibit 10.10 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

* 10.12†	Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007

* 10.13†	Description of compensation arrangements for non-employee directors

10.14†	Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.15†	Letter Agreement with Scott F. Powers dated April 1, 2008 (filed as Exhibit 10.15 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.16†	Letter Agreement with Joseph C. Antonellis dated April 26, 2010 (filed as Exhibit 10.16 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.17A†	Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.1 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17B†	Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17C†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.17D†	Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.18†	Forms of Retention Award Agreements entered into with each of Joseph L. Hooley, Joseph C. Antonellis and Edward J. Resch on October 22, 2009 (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.19†	Form of Retention Award Agreement entered into with James S. Phalen on October 22, 2009 (filed as Exhibit 10.19 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.20†	Form of Retention Award Agreement entered into with Scott F. Powers on June 15, 2010 (filed as Exhibit 10.20 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.21†	2011 Senior Executive Annual Incentive Plan (filed as Exhibit 99.2 to State Street’s Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated herein by reference)

* 12	Statement of Ratios of Earnings to Fixed Charges

* 21	Subsidiaries of State Street Corporation

* 23	Consent of Independent Registered Public Accounting Firm

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

* 32	Section 1350 Certifications

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Label Linkbase Document

* 101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Exhibit filed with the original Form 10-K
**	Submitted electronically herewith

Attached as Exhibit 101 to the original Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Statement of Condition as of December 31, 2011 and 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.