Form 10-Q
period 2012-03-31
STATE STREET CORP
filed 2012-05-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of State Street’s common stock outstanding on April 30, 2012 was 488,593,638

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At March 31, 2012, we had total assets of $187.96 billion, total deposits of $130.18 billion, total shareholders' equity of $20.16 billion and 29,800 employees. With $23.21 trillion of assets under custody and administration and $1.99 trillion of assets under management at March 31, 2012, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
For financial and other information about our lines of business, refer to “Line of Business Information” in this Management's Discussion and Analysis and note 14 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the first quarter of 2012, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011, referred to as our 2011 Form 10-K. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2011 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current period classifications.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The significant accounting policies that require us to make estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these significant accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
Additional information about these accounting policies is included in the “Significant Accounting Estimates” section of Management’s Discussion and Analysis in our 2011 Form 10-K. We did not change these significant accounting policies during the first quarter of 2012.
Certain financial information presented in this Management's Discussion and Analysis is prepared on both a GAAP, or reported, basis and a non-GAAP, or operating, basis. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in accordance with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its nearest GAAP-basis measure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other reports filed by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in this Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, market growth, acquisitions and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “expect,” “look,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and may include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties of the current sovereign debt risks in Europe and other regions;

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

•
changes in law or regulation that may adversely affect our, our clients' or our counterparties' business activities and the products or services that we sell, including additional or increased taxes or assessments thereon, capital adequacy requirements and changes that expose us to risks related to compliance;

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

•	the results of, and costs associated with, government investigations, litigation and similar claims, disputes, or proceedings;

•	the possibility that our clients will incur substantial losses in investment pools where we act as agent, and the possibility of significant reductions in the valuation of assets;

•	adverse publicity or other reputational harm;

•	dependencies on information technology, complexities and costs of protecting the security of our systems and difficulties with protecting our intellectual property rights;

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

•
our ability to recognize emerging clients' needs and to develop products that are responsive to such trends and profitable to State Street; the performance of and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products; and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	our ability to measure the fair value of the investment securities recorded in our consolidated statement of condition;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2011 Form 10-K. Forward-looking statements should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our consolidated results of operations and financial condition.
Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Forms 10-K, 10-Q and 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on our website at www.statestreet.com.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011	% Change
Total fee revenue	$1,785	$1,791
Net interest revenue	625	577	8%
Gains (Losses) related to investment securities, net	11	(7)
Total revenue	2,421	2,361	3
Provision for loan losses	—	(1)
Expenses:
Expenses from operations	1,799	1,683	7
Acquisition costs	13	14
Restructuring charges	8	5
Litigation settlement costs	15	—
Total expenses	1,835	1,702	8
Income before income tax expense	586	660	(11)
Income tax expense	159	189
Net income	$427	$471	(9)
Adjustments to net income:
Dividends on preferred stock	$(7)
Earnings allocated to participating securities(1)	(3)	$(5)
Net income available to common shareholders	$417	$466
Earnings per common share:
Basic	$.86	$.94
Diluted	.85	.93	(9)
Average common shares outstanding (in thousands):
Basic	484,942	497,471
Diluted	490,454	500,980
Cash dividends declared per common share	$.24	$.18
Return on average common equity	8.8%	10.5%

(1)	Refer to note 13 to the consolidated financial statements included in this Form 10-Q.

Highlights
This section provides information related to notable actions we took in the first quarter of 2012, as well as highlights of our financial results for the first quarter of 2012 presented in the preceding table. Additional information about our financial results is provided under “Consolidated Results of Operations,” which follows this section.
Significant Developments
In March 2012, we received the results of the Federal Reserve Board's comprehensive capital analysis and review of our 2012 capital plan. The Federal Reserve did not object to the capital actions we proposed, and as we previously announced, we declared a quarterly common stock dividend of $0.24 per share, or approximately $118 million, which was paid in April 2012. This dividend compares to a quarterly common stock dividend of $0.18 per share, or approximately $92 million, paid in April 2011. Our current dividend restores our common stock dividend to its previous split-adjusted high.
We also announced in March 2012 that our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. This new program follows our 2011 common stock purchase program, under which we purchased 16.31 million shares of our common stock at an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

aggregate cost of approximately $675 million from May 2011 through November 2011. We did not purchase any of our common stock under the new program during the first quarter of 2012. In April 2012, we purchased approximately 1.62 million shares of our common stock under the new program at an aggregate cost of approximately $74 million.
We recorded restructuring charges of approximately $15 million, mainly related to information technology, in connection with the continuing implementation of our business operations and information technology transformation program; the impact of these charges was partly offset by a $7 million credit related to a previously recorded charge associated with our withdrawal from our fixed-income trading initiative, as we wound down substantially all of the trading portfolio carried in connection with that initiative.
With respect to our business operations and information technology transformation program, in 2011 we achieved approximately $86 million of annual pre-tax, run-rate expense savings compared to our 2010 run-rate expense base, previously disclosed in our 2011 Form 10-K, of approximately $6.18 billion of expenses from operations, all else being equal. In 2012, we expect to achieve additional annual pre-tax, run-rate expense savings in the range of approximately $90 million to $100 million compared to our above-described 2010 run-rate expense base, all else being equal. These annual pre-tax run-rate savings relate only to the business operations and information technology transformation program. Our actual operating expenses may increase or decrease as a result of other factors.
Additional information about our business operations and information technology transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.
Financial Results
Total revenue for the first quarter of 2012 increased 3% compared to the same period in 2011, primarily the result of an 8% increase in net interest revenue. Total fee revenue was approximately flat compared to the same period in 2011.
Servicing fees declined 2%, generally reflective of weakness in non-U.S. markets and changes in asset mix, partly offset by the impact of new business and a slight improvement in the S&P 500 index. Servicing fees generated outside the U.S. during both the first quarter of 2012 and the first quarter of 2011 were approximately 42% of total servicing fees. Management fee revenue was flat in the same comparison, as changes in equity market valuations were mixed. Management fees generated outside the U.S. during the first quarter of 2012 and the first quarter of 2011 were approximately 37% and 35%, respectively, of total management fees.
Trading services revenue declined 7%, mainly from lower currency volatility in foreign exchange, partly offset by higher foreign exchange trading volumes, and lower revenue from transition management. Securities finance revenue increased 47% as a result of higher spreads, partly offset by lower lending volumes.
During the first quarter of 2012, we recorded net interest revenue of $625 million, an 8% increase compared to $577 million during the first quarter of 2011. On a fully taxable-equivalent basis, net interest revenue in the first quarter of 2012 also increased 8%, to $656 million from $608 million. These net interest revenue amounts included $49 million and $62 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 asset-backed commercial paper conduit consolidation. Fully taxable-equivalent net interest revenue also reflected tax-equivalent adjustments of $31 million in both periods. Discount accretion is more fully discussed in “Net Interest Revenue” under “Consolidated Results of Operations” in this Management's Discussion and Analysis.
Both increases (GAAP-basis and fully taxable-equivalent) were the result of an increase in investment portfolio securities and higher yields on U.S. floating-rate securities, due to movements in short-term LIBOR rates, partly offset by a lower yield on the fixed-rate portfolio and the above-described decline in discount accretion. Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 21 basis points to 1.64% in the first quarter of 2012 from 1.85% in the first quarter of 2011.
Total expenses of $1.84 billion for the first quarter of 2012 increased 8% from $1.70 billion for the first quarter of 2011. The increase primarily resulted from higher levels of compensation and employee benefits expenses, mainly the effects of equity-based compensation for a higher number of retirement-eligible employees, as well as year-over-year salary adjustments, including merit and promotional increases, and non-recurring costs associated with the continuing implementation of our business operations and information technology transformation program.
During the first quarter of 2012, we secured mandates for approximately $233 billion of new business in assets to be serviced; of the total, $90 billion was installed prior to March 31, 2012, with the remaining $143 billion expected to be installed in 2012 and later. In the first quarter of 2012, we also installed approximately $115 billion of new business in assets to be serviced that we were awarded in 2011. The new business not installed by March 31, 2012 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for the first quarter of 2012, as the assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods.
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
During the first quarter of 2012, SSgA recorded net new business in managed assets of approximately $10 billion; this amount is net of the effect of approximately $31 billion of managed assets redeemed during the quarter from accounts we manage for the Department of the U.S. Treasury. Excluding the effect of the U.S.Treasury-related asset redemptions, net new business in managed assets for the first quarter of 2012 was approximately $41 billion. The $41 billion was composed of net inflows into exchange-traded funds of $11 billion, $8 billion into other investment management strategies and $22 billion into managed cash, including U.S. and non-U.S. money market fund investments.
An additional $25 billion of new business, awarded to SSgA but not installed by March 31, 2012, will be installed later in the year. The new business not installed by March 31, 2012 was not included in assets under management at that date, and had no impact on management fee revenue for the first quarter of 2012, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2012 compared to the first quarter of 2011, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TOTAL REVENUE
Information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2011 Form 10-K.

	Quarters Ended March 31,
(Dollars in millions)	2012	2011	% Change
Fee revenue:
Servicing fees	$1,078	$1,095	(2)%
Management fees	236	236	—
Trading services	280	302	(7)
Securities finance	97	66	47
Processing fees and other	94	92	2
Total fee revenue	1,785	1,791	—

Net interest revenue:
Interest revenue	765	734	4
Interest expense	140	157	(11)
Net interest revenue	625	577	8

Gains (Losses) related to investment securities, net	11	(7)
Total revenue	$2,421	$2,361	3
Fee Revenue
Servicing and management fees collectively composed approximately 74% of our total fee revenue for both the first quarter of 2012 and the first quarter of 2011. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and are generally affected by changes in worldwide equity and fixed-income security valuations.
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
Generally, management fee revenue is more sensitive to market valuations than servicing fee revenue. Management fees for actively managed products are generally earned at higher rates than those for passive products. Actively managed products may also involve performance fee arrangements.
In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.
The following table presents selected equity market indices as of March 31, 2012 and 2011 and for the quarters then ended. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect our servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Average of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,349	1,303	4%	1,362	1,313	4%	1,408	1,326	6%
NASDAQ®	2,907	2,739	6	2,957	2,754	7	3,092	2,781	11
MSCI EAFE®	1,516	1,701	(11)	1,536	1,716	(10)	1,553	1,703	(9)
Servicing Fees
The 2% decrease in servicing fees during the first quarter of 2012, compared to the same period in 2011, primarily resulted from weakness in non-U.S. markets and changes in asset mix, partly offset by the impact of new business installed on current period revenue and a slight improvement in the S&P 500 index. For the first quarter of both 2012 and 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees.
As of March 31, 2012, our total assets under custody and administration, presented in the following tables, were $23.21 trillion, compared to $21.81 trillion as of December 31, 2011 and $22.61 trillion as of March 31, 2011. The increase in the March-to-December comparison primarily resulted from net increases in equity market valuations and the impact of foreign exchange, as well as the installation of new servicing business prior to March 31, 2012 and net client subscriptions. The increase in the March-to-March comparison primarily resulted from net new business installed. Servicing asset levels as of March 31, 2012 did not reflect $143 billion of new business awarded to us during the first quarter of 2012 that had not been installed prior to March 31, 2012. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue.
The following tables present the components and geographic mix of assets under custody and administration as of March 31, 2012, December 31, 2011 and March 31, 2011:
ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2012	December 31, 2011	March 31, 2011
Mutual funds	$5,681	$5,265	$5,717
Collective funds	4,792	4,437	4,586
Pension products	5,116	4,837	5,005
Insurance and other products	7,619	7,268	7,301
Total	$23,208	$21,807	$22,609

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2012	December 31, 2011	March 31, 2011
Equities	$12,004	$10,849	$12,420
Fixed-income	8,384	8,317	7,319
Short-term and other investments	2,820	2,641	2,870
Total	$23,208	$21,807	$22,609

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	March 31, 2012	December 31, 2011	March 31, 2011
United States	$16,757	$15,745	$16,599
Other Americas	673	622	640
Europe/Middle East/Africa	4,659	4,400	4,358
Asia/Pacific	1,119	1,040	1,012
Total	$23,208	$21,807	$22,609

(1) Geographic mix is based on the location at which the assets are custodied or serviced.
Management Fees
Management fees were $236 million for both the first quarter of 2012 and the first quarter of 2011. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, increased an average of 1% compared to 2011. Compared to the fourth quarter of 2011, management fees were up 17%, from $202 million, the result of higher month-end equity market valuations and the impact of net new business on current period revenue. For the first quarter of 2012, management fees generated outside the U.S. were approximately 37% of total management fees, up from 35% for the first quarter of 2011.
As of March 31, 2012, assets under management, presented in the following tables, were $1.99 trillion, compared to $1.86 trillion as of December 31, 2011 and $2.12 trillion as of March 31, 2011. Such amounts include assets of the SPDR® Gold Fund, for which we act as distribution agent rather than investment manager, and certain assets managed for the U.S. government under programs adopted during the financial crisis. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services.
The overall increase in assets under management as of March 31, 2012 compared to December 31, 2011, reflected in the table of activity in assets under management that follows this discussion, mainly reflected net market appreciation during the first quarter in the values of the assets managed, as well as net new business of $41 billion, excluding the planned redemptions of assets in connection with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities. Including these asset redemptions of approximately $31 billion, net new business for the first quarter of 2012 was $10 billion. In the first quarter of 2012, exchange-traded funds, or ETFs, increased 12% due partly to $11 billion in net inflows, and passive equities and managed cash balances increased 13% and 5%, respectively. These increases were partly offset by an 11% decline in passive fixed-income assets under management, mainly reflective of the above-described U.S. Treasury asset redemptions.
The net new business of $10 billion described above does not reflect $25 billion of new business awarded to SSgA that had not been installed prior to March 31, 2012. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
The overall decrease in assets under management as of December 31, 2011 compared to March 31, 2011, reflected in the table of activity in assets under management that follows this discussion, mainly reflected net lost business, with approximately $113 billion of the the net lost business of $169 billion due to the above-described U.S. Treasury asset redemptions, as well as net market depreciation during the period in the values of the assets managed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the components and geographic mix of assets under management as of March 31, 2012, December 31, 2011 and March 31, 2011:

ASSETS UNDER MANAGEMENT

(In billions)	March 31, 2012	December 31, 2011	March 31, 2011
Passive:
Equities	$723	$638	$702
Fixed-income	220	246	356
Exchange-traded funds(1)	308	274	260
Other	221	208	239
Total Passive	1,472	1,366	1,557
Active:
Equities	53	50	56
Fixed-income	17	19	17
Other	53	45	44
Total Active	123	114	117
Cash	398	378	446
Total	$1,993	$1,858	$2,120

  (1) Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	March 31, 2012	December 31, 2011	March 31, 2011
United States	$1,380	$1,298	$1,490
Other Americas	34	30	31
Europe/Middle East/Africa	349	320	376
Asia/Pacific	230	210	223
Total	$1,993	$1,858	$2,120

(1) Geographic mix is based on the location at which the assets are managed.
The following table presents activity in assets under management during the twelve months ended March 31, 2012:
ASSETS UNDER MANAGEMENT

(In billions)
March 31, 2011	$2,120
Net new (lost) business(1)	(169)
Market depreciation	(93)
December 31, 2011	$1,858
Net new business(1)	10
Market appreciation	125
March 31, 2012	$1,993

(1) Amounts for the last nine months of 2011 and the first quarter of 2012 included redemptions of approximately $113 billion and $31 billion, respectively, of U.S. government securities associated with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services
Trading services revenue includes revenue from foreign exchange trading, as well as brokerage and other trading services. We earn foreign exchange trading revenue by acting as a market maker. We offer a range of foreign exchange, or FX, products, services and execution models which focus on clients' global requirements for our proprietary research and the execution of trades in any time zone. Most of our FX products and execution services can be grouped into three broad categories: “direct FX,” “indirect FX,” and electronic trading. Direct and indirect FX revenue is recorded in foreign exchange trading revenue. Revenue from electronic trading is recorded in brokerage and other trading services revenue.
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor.
Trading services revenue decreased 7% during the first quarter of 2012 compared to the first quarter of 2011. In the same comparison, foreign exchange trading revenue decreased 7% to $149 million from $160 million, the result of an 8% decline in currency volatility, partly offset by a 13% increase in client volumes.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as "direct FX." Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation; we refer to this activity as "indirect FX." We execute indirect FX trades as a principal at rates based on a published formula. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.
For the quarters ended March 31, 2012 and 2011, our indirect FX revenue was approximately $75 million and $86 million, respectively, a decline of 13%. All other FX revenue not included in this indirect FX revenue, and unrelated to electronic trading, is considered by us to be direct FX revenue. For both the first quarter of 2012 and the first quarter of 2011, our direct FX revenue was approximately $74 million. Comparing the two first quarters, the proportion of total foreign exchange revenue represented by indirect FX revenue declined to approximately 50% for the first quarter of 2012 from approximately 54% for the first quarter of 2011.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, our revenue from electronic FX trading platforms, recorded in brokerage and other trading services revenue, declined 7% to $55 million from $59 million, mainly due to lower volumes.
During the first quarter of 2012, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street Global Markets, a unit of our Investment Servicing line of business, they can transition to either direct FX execution, including our “Street FX” service which enables our clients to define their FX execution strategy and automate the foreign exchange trade execution process, where State Street continues to act as a principal market maker, or to one of our electronic trading platforms. We continue to expect that some clients may choose, over time, to reduce their level of indirect foreign exchange transactions in favor of other execution methods, including either direct foreign exchange transactions or electronic trading.
Brokerage and other trading services revenue declined 8% to $131 million for the first quarter of 2012 compared to $142 million for the first quarter of 2011, with the decrease largely related to lower levels of revenue from transition management. Our transition management revenue in 2011 was adversely affected by compliance issues in our U.K. business, the reputational impact of which may adversely affect our revenue from transition management in 2012.
Securities Finance
Our agency securities finance business consists of two principal components: investment funds with a broad range of investment objectives which are managed by SSgA and engage in agency securities lending, which we refer to as the SSgA lending funds; and an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds.
 We also participate in securities lending transactions as a principal rather than an agent. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. We provide our credit rating to the transaction, as well as our ability to source securities through our assets under custody and administration.
Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For the first quarter of 2012, securities finance revenue increased 47% from the first quarter of 2011, substantially the result of higher spreads across all lending programs, partly offset by an 8% decrease in average lending volumes. Average spreads increased 58% for the first quarter of 2012 compared to the same period in 2011; securities on loan averaged approximately $331 billion for the first quarter of 2012 compared to approximately $359 billion for the same period in 2011.
Market influences continued to affect our revenue from, and the profitability of, our securities lending activities during the first quarter of 2012, and may do so in future periods. As long as securities lending spreads remain below the levels generally experienced prior to late 2007, client demand is likely to remain at a reduced level and our revenues from our securities lending activities will be similarly affected. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue in future periods.
Processing Fees and Other
Processing fees and other revenue for the first quarter of 2012 was flat compared to the first quarter of 2011. Generally, favorable fair-value adjustments related to positions in our fixed-income trading initiative were offset by the absence of first-quarter 2011 gains from commercial real estate loan sales and lower first-quarter 2012 net revenue from joint ventures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended March 31,
	2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$25,561	$42.67%		$14,057	$27.79%
Securities purchased under resale agreements	7,485	9.52		4,877	10.83
Trading account assets	719	—	—	2,136	—	—
Investment securities	109,740	689	2.51	95,703	647	2.74
Loans and leases	10,762	55	2.08	12,738	81	2.56
Other interest-earning assets	6,937	1.05		3,818	—	.02
Total average interest-earning assets	$161,204	$796	1.99	$133,329	$765	2.32
Interest-bearing deposits:
U.S.	$2,455	$3.40%		$5,151	$6.44%
Non-U.S.	87,029	50.23		78,721	52.27
Securities sold under repurchase agreements	7,439	—	.02	9,053	2.10
Federal funds purchased	808	—	.04	1,175	—	.04
Other short-term borrowings	4,673	18	1.54	5,703	25	1.73
Long-term debt	8,141	66	3.23	8,912	71	3.20
Other interest-bearing liabilities	6,855	3.20		2,135	1.25
Total average interest-bearing liabilities	$117,400	$140.48		$110,850	$157.57
Interest-rate spread			1.51%			1.75%
Net interest revenue—fully taxable-equivalent basis		$656			$608
Net interest margin—fully taxable-equivalent basis			1.64%			1.85%
Tax-equivalent adjustment		(31)			(31)
Net interest revenue—GAAP basis		$625			$577

For the first quarter of 2012 compared to the first quarter of 2011, average interest-earning assets increased, mainly as a result of the impact of increases in interest-bearing and noninterest-bearing client deposits, as well as higher levels of investment securities. The increases in average interest-bearing deposits with banks resulted from the additional deposits placed with us by clients amid market and public concerns related to various economic events; the growth in investment securities resulted from our ongoing re-investment strategy.
The incremental client deposits were invested with the Federal Reserve and other central banks and were used to reduce our U.S. interest-bearing deposits, specifically term wholesale certificates of deposit, and other short-term borrowings. The investment of the incremental noninterest-bearing client deposits generated net interest revenue, but because the invested deposits increased our average interest-earning assets, they negatively affected our net interest margin. Securities purchased under resale agreements increased as we reduced our U.S. Treasury holdings, given the extremely low yields offered for such investments.
For the first quarter of 2012, on both a GAAP and a fully taxable-equivalent basis, net interest revenue increased 8% compared to the same period in 2011. If conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue for the first quarter of 2012 would have been $607 million ($656 million presented in the preceding table less accretion of $49 million) compared to $546 million ($608 million presented in the preceding table less accretion of $62 million) for the first quarter of 2011. This increase was driven by growth in the investment portfolio and higher yields on U.S. floating-rate securities. In addition, higher levels of client deposits replaced interest-bearing short-term funding, with the excess deposits invested with the Federal Reserve and non-U.S. central banks.
Subsequent to the 2009 conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.60 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011 and $49 million in the first quarter of 2012). The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment portfolio, including sales of securities which would otherwise generate accretion, such as the December 2010 investment portfolio repositioning.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2012 to generate aggregate discount accretion in future periods of approximately $1.1 billion over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 11 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve and other central banks to satisfy reserve requirements, averaged $25.56 billion for the first quarter of 2012, compared to $14.06 billion for the first quarter of 2011. The balances for both periods exceeded minimum reserve requirements (average aggregate excess balances were $17.45 billion and $4.26 billion for first quarter of 2012 and first quarter of 2011, respectively). The significant increase in the quarter-to-quarter comparison reflected the impact of higher levels of noninterest-bearing client deposits.
 Average securities purchased under resale agreements increased to $7.49 billion for the first quarter of 2012 from $4.88 billion for the first quarter of 2011, largely due to an increase in client demand. Average trading account assets declined to $719 million for the first quarter of 2012 from $2.14 billion for the first quarter of 2011, the result of our withdrawal from our fixed-income trading initiative.
Our average investment securities portfolio increased to $109.74 billion for the first quarter of 2012 from $95.70 billion for the first quarter of 2011. The increase was generally the result of ongoing purchases of securities, partly offset by maturities and sales. As of March 31, 2012, securities rated “AAA” and “AA” comprised approximately 89% of our portfolio, compared to 90% rated “AAA” and “AA” as of March 31, 2011.
Loans and leases averaged $10.76 billion for the first quarter of 2012, compared to $12.74 billion for the same period in 2011. The decline was mainly related to lower client demand for short-duration liquidity, particularly with respect to non-U.S. clients, as well as decreases in leveraged leases and purchased receivables, mainly from maturities and pay-downs. For the first quarters of 2012 and 2011, approximately 29% and 28%, respectively, of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended March 31,
(In millions)	2012	2011
Average U.S. short-duration advances	$1,802	$1,835
Average non-U.S. short-duration advances	1,267	1,723
Total average short-duration advances	$3,069	$3,558
The decrease in average non-U.S. short-duration advances for the first quarter of 2012 compared to the 2011 quarter was mainly due to lower levels of advances to clients associated with the acquired Intesa securities services business.
Average other interest-earning assets increased to $6.94 billion for the first quarter of 2012 from $3.82 billion for same period in 2011. The increase was primarily the result of higher levels of cash collateral provided in connection with our role as principal in certain securities borrowing activities.
Average interest-bearing deposits increased to $89.48 billion for the first quarter of 2012 from $83.87 billion for the first quarter of 2011. The increase reflected higher levels of non-U.S. transaction accounts associated with new and existing business in assets under custody and administration.
Average other short-term borrowings declined to $4.67 billion for the first quarter of 2012 from $5.70 billion for the same period in 2011, as the higher levels of client deposits provided additional liquidity. Average long-term debt decreased to $8.14 billion for the first quarter of 2012 from $8.91 billion for the same period in 2011. The decrease primarily reflected the maturities of $1 billion of senior notes in February 2011 and $1.45 billion of senior notes in September 2011, both previously issued by State Street Bank under the FDIC's Temporary Liquidity Guarantee Program, partly offset by the issuance of an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

aggregate of $2 billion of senior notes by us in March 2011.
 Average other interest-bearing liabilities increased to $6.86 billion for the first quarter of 2012 from $2.14 billion for the same period in 2011. The increase was primarily the result of higher levels of client cash collateral received in connection with our role as principal in certain securities lending activities.
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
Gains (Losses) Related to Investment Securities, Net
From time to time, in connection with our ongoing management of the investment portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. During the first quarter of 2012, we recorded net realized gains of $19 million from sales of approximately $1.09 billion of available-for-sale securities, compared to net realized losses of $4 million from sales of approximately $3.94 billion of available-for-sale securities during the first quarter of 2011.
The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded during the first quarter of 2012 was $25 million, compared to $35 million for the first quarter of 2011. Of this total, $17 million ($24 million for the 2011 quarter) related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded the remaining $8 million of losses ($4 million associated with expected credit losses and $4 million associated with adverse changes in timing of expected future cash flows) in our consolidated statement of income. Such losses were $11 million ($5 million associated with expected credit losses and $6 million associated with adverse changes in timing of expected future cash flows) for the first quarter of 2011.
The first-quarter 2012 and first-quarter 2011 impairment associated with expected credit losses was related to U.S. non-agency residential mortgage-backed securities. The impairment associated with adverse changes in timing of expected future cash flows for both periods was substantially related to non-U.S. mortgage-backed securities.
The following table presents net realized gains from securities sales and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended March 31,
(In millions)	2012	2011
Net realized gains from sales of available-for-sale securities	$19	$4

Losses from other-than-temporary impairment	(25)	(35)
Losses not related to credit	17	24
Net impairment losses	(8)	(11)
Gains (Losses) related to investment securities, net	$11	$(7)

Impairment associated with expected credit losses	$(4)	$(5)
Impairment associated with adverse changes in timing of expected future cash flows	(4)	(6)
Net impairment losses	$(8)	$(11)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

PROVISION FOR LOAN LOSSES
We did not record a provision for loan losses for the first quarter of 2012; our provision for loan losses for the first quarter of 2011 was $(1) million.
EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2012	2011	% Change
Compensation and employee benefits	$1,064	$974	9%
Information systems and communications	191	191	—
Transaction processing services	181	180	1
Occupancy	119	107	11
Acquisition costs	13	14	(7)
Restructuring charges, net	8	5	60
Other:
Professional services	81	82	(1)
Amortization of other intangible assets	51	49	4
Securities processing recoveries	(1)	(5)	(80)
Regulator fees and assessments	13	6	117
Other	115	99	16
Total other	259	231	12
Total expenses	$1,835	$1,702	8
Number of employees at quarter-end	29,800	29,000
Expenses from Operations
The increase in compensation and employee benefits expenses during the first quarter of 2012 compared to the same period in 2011 resulted from the effects of equity-based compensation for a higher number of retirement-eligible employees; year-over-year salary adjustments, including merit and promotional increases; the impact of higher staff levels; and non-recurring costs associated with the implementation of our business operations and information technology transformation program. Independent of the restructuring charges presented separately in the table above, compensation and employee benefits expenses included non-recurring costs associated with the business operations and information technology transformation program of approximately $17 million for the first quarter of 2012 compared to $6 million for the same period in 2011.
The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing recoveries, regulator fees and assessments and other costs) for the first quarter of 2012 compared to the same period in 2011 resulted primarily from the impact of higher deposit insurance and costs related to litigation settlements.
Acquisition Costs
During the first quarter of 2012, we incurred acquisition costs of $13 million, substantially related to integration costs incurred in connection with our acquisition of the Intesa securities services business. Acquisition costs incurred during the first quarter of 2011 totaled $14 million, and related mainly to integration costs associated with the Intesa securities services business and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
During the first quarter of 2012, we recorded $15 million of restructuring charges in connection with the continuing implementation of our business operations and information technology transformation program. These charges were partly offset by a credit of $7 million associated with our withdrawal from our fixed-income trading initiative, resulting in net restructuring charges of $8 million for the quarter. During the first quarter of 2011, we recorded $5 million of restructuring charges, all in connection with our business operations and information technology transformation program.

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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $304 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $15 million in the first quarter of 2012. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51		$156
2011	85	7	$41	133
First Quarter 2012	—	3	12	15
Total	$190	$61	$53	$304
 The employee-related costs included costs related to severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of March 31, 2012, in connection with the planned aggregate staff reductions of 1,930 employees described above, 1,381 employees had been involuntarily terminated and left State Street, composed of 550 employees in 2010, 782 employees in 2011 and 49 employees in the first quarter of 2012.
In connection with the continuing implementation of our business operations and information technology transformation program, we achieved approximately $86 million of annual pre-tax, run-rate expense savings in 2011, compared to our 2010 run-rate expense base, previously disclosed in our 2011 Form 10-K, of approximately $6.18 billion of expenses from operations, all else equal. We expect to achieve additional annual pre-tax, run-rate expense savings in the range of an additional $90 million to $100 million in 2012 compared to our above-described 2010 run-rate expense base, all else equal.
Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, all else equal, with the full effect realized in 2015. We expect the business operations transformation component of the program to result in approximately $440 million of these savings, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation component of the program to result in approximately $160 million of these savings.
These annual pre-tax run-rate savings relate only to the business operations and information technology transformation program. Our actual operating expenses may increase or decrease as a result of other factors. The majority of the annual savings will affect compensation and employee benefits expenses; these savings will be modestly offset by increases in information systems and communications expenses as we implement the program.
2011 Expense Control Measures
During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses for our capital markets-facing businesses, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. We undertook this withdrawal as a result of continuing market turmoil, as well as evolving regulatory changes that likely would have required us to increase our regulatory capital and expenses associated with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

this initiative. Second, we instituted targeted staff reductions. As a result of these actions, we have recorded cumulative restructuring charges of $113 million, composed of a charge of $120 million recorded in our 2011 consolidated statement of income and a net credit of $7 million recorded in our first-quarter 2012 consolidated statement of income.
The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Fixed-income trading portfolio	Asset and other write-offs	Total
2011	$62	$38	$20	$120
First Quarter 2012	3	(10)	—	(7)
Total	$65	$28	$20	$113
The employee-related costs included costs related to severance, benefits and outplacement services related to both aspects of the expense control measures. In connection with these measures, we identified 442 employees who will be provided with severance and outplacement services as their roles are eliminated. As of March 31, 2012, 230 employees had been involuntarily terminated and left State Street, composed of 15 employees in 2011 and 215 employees in the first quarter of 2012. Costs for asset and other write-offs related to other asset write-downs and contract terminations.
The fixed-income trading portfolio-related costs resulted from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, during the first quarter of 2012, we wound down substantially all of that initiative's remaining trading portfolio.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and the 2011 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	IT Transition Costs	Fixed-Income Trading Portfolio	Asset and Other Write-offs	Total
Initial restructuring-related accrual	$105	$51				$156
Payments	(15)	(4)				(19)
Balance at December 31, 2010	90	47				137
Additional accruals for business operations and information technology transformation program	85	7	$41			133
Accruals for expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance at December 31, 2011	162	39	33	38	15	287
Additional accruals for business operations and information technology transformation program	—	3	12	—	—	15
Accruals for expense control measures	3	—	—	(10)	—	(7)
Payments and adjustments	(37)	(1)	(11)	(24)	(4)	(77)
Balance at March 31, 2012	$128	$41	$34	$4	$11	$218

INCOME TAX EXPENSE
We recorded income tax expense of $159 million during the first quarter of 2012, compared to $189 million for the same period in the prior year. Our effective tax rate for the first quarter of 2012 was 27.2% compared to 28.7% for the first quarter of 2011, with the decline primarily associated with changes in the geographic mix of earnings.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies with respect to these lines of business, is provided in note 14 to the consolidated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

financial statements included in this Form 10-Q.
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2012 included acquisition-related integration costs; net restructuring charges associated with our business operations and information technology transformation program and expense control measures; and litigation settlement costs. The "Other" column for 2011 included acquisition-related integration costs and restructuring charges associated with our business operations and information technology transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

	Quarters Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,078	$1,095					$1,078	$1,095
Management fees	—	—	$236	$236			236	236
Trading services	280	302	—	—			280	302
Securities finance	88	59	9	7			97	66
Processing fees and other	60	69	34	23			94	92
Total fee revenue	1,506	1,525	279	266			1,785	1,791
Net interest revenue	604	548	21	29			625	577
Gains (Losses) related to investment securities, net	11	(7)	—	—			11	(7)
Total revenue	2,121	2,066	300	295			2,421	2,361
Provision for loan losses	—	(1)	—	—			—	(1)
Expenses from operations	1,563	1,448	236	235			1,799	1,683
Acquisition and restructuring costs, net	—	—	—	—	$21	$19	21	19
Litigation settlement costs	—	—	—	—	15	—	15	—
Total expenses	1,563	1,448	236	235	36	19	1,835	1,702
Income from continuing operations before income taxes	$558	$619	$64	$60	$(36)	$(19)	$586	$660
Pre-tax margin	26%	30%	21%	20%
Average assets (in billions)	$184.1	$154.0	$4.1	$4.6			$188.2	$158.6

Investment Servicing
Total revenue for the first quarter of 2012 increased 3% from the first quarter of 2011 and total fee revenue declined 1% in the same comparison. The decline in total fee revenue generally resulted from declines in servicing fees, trading services revenue and processing fees and other, partially offset by an increase in securities finance revenue.
Servicing fees declined 2% during the first quarter of 2012 compared to the same period in 2011, primarily due to weakness in non-U.S. markets and changes in asset mix, partly offset by the impact of new business installed on current period revenue and a slight improvement in the S&P 500 index. Trading services revenue decreased 7%, mainly due to a decline in currency volatility, partly offset by an increase in client volumes. Securities finance revenue increased as a result of higher spreads.
Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of processing fees and other revenue is provided in “Processing Fees and Other” under “Total Revenue.”
The 10% increase in net interest revenue for the first quarter of 2012 compared to the first quarter of 2011 primarily resulted from growth in the investment portfolio and higher yields on U.S. floating-rate securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

 Total expenses from operations for the first quarter of 2012 increased 8% from the first quarter of 2011, primarily due to higher compensation and employee benefits expenses from the effects of equity-based compensation for a higher number of retirement-eligible employees, year-over-year salary adjustments, including merit and promotional increases, and increased staffing levels.
Investment Management
Total revenue for the first quarter of 2012 increased 2% compared to the first quarter of 2011, mainly the result of increases in securities finance and processing fees and other revenue, partly offset by a decline in net interest revenue. Management fees were $236 million for both the first quarter of 2012 and the first quarter of 2011. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, increased an average of 1% compared to 2011. Compared to the fourth quarter of 2011, management fees were up 17%, from $202 million, the result of higher month-end equity market valuations and the impact of net new business on current period revenue.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” under “Total Revenue” in this Management's Discussion and Analysis for a more-in depth discussion. A discussion of securities finance revenue, processing fees and other revenue and net interest revenue is provided in “Securities Finance,” “Processing Fees and Other” and "Net Interest Revenue," respectively, under "Total Revenue."
Through SSgA, we acted as collateral manager for several collateralized debt obligation, or CDO, transactions structured and offered through other financial institutions. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. In February 2012, we entered into a settlement with the Massachusetts Secretary of State to resolve their investigation into disclosures made with respect to one CDO (Carina CDO, Ltd.).

FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management businesses. Our clients' needs and our operating objectives determine balance sheet volume, mix and currency denomination. As our clients execute their worldwide cash management and investment activities, they use short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.
Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities, although the weighted-average maturities of our assets are significantly longer than the contractual maturities of our liabilities. Our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-duration financial instruments, such as interest-bearing deposits and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.
In connection with the growth in our non-U.S. business, our cross-border outstandings have increased as we have invested in higher levels of non-U.S. assets. For additional information with respect to our non-U.S. exposures, refer to “Investment Securities” and “Cross-Border Outstandings” that follow.
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the quarters ended March 31. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	2012 Average Balance	2011 Average Balance
Assets:
Interest-bearing deposits with banks	$25,561	$14,057
Securities purchased under resale agreements	7,485	4,877
Trading account assets	719	2,136
Investment securities	109,740	95,703
Loans and leases	10,762	12,738
Other interest-earning assets	6,937	3,818
Total interest-earning assets	161,204	133,329
Cash and due from banks	2,245	2,485
Other assets	24,729	22,746
Total assets	$188,178	$158,560
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$2,455	$5,151
Non-U.S.	87,029	78,721
Total interest-bearing deposits	89,484	83,872
Securities sold under repurchase agreements	7,439	9,053
Federal funds purchased	808	1,175
Other short-term borrowings	4,673	5,703
Long-term debt	8,141	8,912
Other interest-bearing liabilities	6,855	2,135
Total interest-bearing liabilities	117,400	110,850
Non-interest-bearing deposits	37,005	16,612
Other liabilities	13,991	12,829
Preferred shareholders’ equity	500	94
Common shareholders’ equity	19,282	18,175
Total liabilities and shareholders’ equity	$188,178	$158,560

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,724	$2,836
Mortgage-backed securities	32,717	30,021
Asset-backed securities:
Student loans(1)	16,767	16,545
Credit cards	10,210	10,487
Sub-prime	1,379	1,404
Other	3,679	3,465
Total asset-backed securities	32,035	31,901
Non-U.S. debt securities:
Mortgage-backed securities	11,571	10,875
Asset-backed securities	4,960	4,303
Government securities	1,703	1,671
Other	3,683	2,825
Total non-U.S. debt securities	21,917	19,674
State and political subdivisions	7,188	7,047
Collateralized mortgage obligations	4,279	3,980
Other U.S. debt securities	4,051	3,615
U.S. equity securities	673	640
Non-U.S. equity securities	120	118
Total	$104,704	$99,832
Held to Maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$235	$265
Asset-backed securities	25	31
Non-U.S. debt securities:
Mortgage-backed securities	4,660	4,973
Asset-backed securities	439	436
Government securities	3	3
Other	176	172
Total non-U.S. debt securities	5,278	5,584
State and political subdivisions	89	107
Collateralized mortgage obligations	3,041	3,334
Total	$8,668	$9,321

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
 Additional information about our investment securities portfolio is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
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
The portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of March 31, 2012. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	March 31, 2012	December 31, 2011
AAA(1)	69%	75%
AA	20	14
A	7	7
BBB	2	2
Below BBB	2	2
	100%	100%

(1)	Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2012, the investment portfolio of approximately 11,025 securities was diversified with respect to asset class. Approximately 83% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of the portfolio as of March 31, 2012 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or collateral, as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Available for sale:
United Kingdom	$9,956	$8,851
Australia	3,486	3,154
Netherlands	3,066	3,109
Canada	1,989	1,905
Germany	1,762	1,510
France	617	329
Spain	239	228
Italy	233	231
Other	569	357
Total	$21,917	$19,674
Held to maturity:
Australia	$2,520	$2,572
United Kingdom	2,002	2,259
Italy	298	297
Spain	221	220
Other	237	236
Total	$5,278	$5,584
Approximately 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both March 31, 2012 and December 31, 2011. The majority of these securities comprise senior positions within the security structures, which are protected through subordination and other forms of credit protection. As of March 31, 2012, the securities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

had an aggregate pre-tax net unrealized loss of approximately $27 million and an average market-to-book ratio of 100.1%. The majority is floating-rate securities, and accordingly the aggregate holdings are considered to have minimal interest-rate risk.
The underlying collateral primarily includes U.K. prime mortgages, Australian and Netherlands mortgages, Canadian government securities and German automobile loans. The “other” category of available-for-sale securities included approximately $54 million and $49 million of securities as of March 31, 2012 and December 31, 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $234 million and $233 million of securities as of March 31, 2012 and December 31, 2011, respectively, related to Portugal, Ireland and Greece, all of which were mortgage-backed securities.
Our aggregate exposure to the peripheral European countries of Spain, Italy, Ireland, Greece and Portugal as of March 31, 2012 included no direct sovereign debt exposure to these countries. Our indirect exposure to these countries totaled approximately $1.28 billion, including approximately $1.09 billion of mortgage- and asset-backed securities with an aggregate pre-tax gross unrealized loss of approximately $100 million as of March 31, 2012. We recorded no other-than-temporary impairment associated with expected credit losses on these mortgage- and asset-backed securities in the first quarter of 2012 or the first quarter of 2011.
The global economic downturn, coupled with the failure of the Eurozone countries to abide by the terms of the Eurozone stability pact, led to significant sovereign borrowing at advantageous rates, particularly by the above-mentioned peripheral countries, while some of those countries failed to address their underlying uncompetitive economies. These events led to the sovereign debt crisis when these fundamental issues caused severe stresses within the Eurozone. This sovereign crisis in Europe has deteriorated with little sign of improvement in the peripheral countries' economies.
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
In addition, Enterprise Risk Management conducts independent stress test analyses and evaluates the structured asset exposures in European peripheral countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance from the sovereign crisis, the related austerity measures and their economic impact. Our evaluations of our exposure to Greece are based on the assumptions of that country remaining a member of the Eurozone under our base case. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign crisis and collateral performance, with particular attention to our peripheral country exposures.
 Municipal Securities
We carry approximately $7.28 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio. Substantially all of these securities are classified as securities available for sale, with the remainder classified as securities held to maturity. We also provide approximately $8.05 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following table presents our combined credit exposure to state and municipal obligors which represents 5% or more of our aggregate municipal credit exposure of approximately $15.33 billion across our businesses as of March 31, 2012, grouped by state to display geographic dispersion:

(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,040	$1,734	$2,774	18%
California	177	1,331	1,508	10
Massachusetts	842	478	1,320	9
New York	444	821	1,265	8
Wisconsin	461	407	868	6
Total	$2,964	$4,771	$7,735

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our total municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 85% of the obligors rated “AAA” or “AA” as of March 31, 2012. As of that date, approximately 68% and 30% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our analysis of other-than-temporary impairment of municipal securities is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
Impairment
The following table presents net unrealized gains (losses) on securities available for sale as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Fair value	$104,704	$99,832
Amortized cost	104,589	100,013
Net unrealized gain (loss), pre-tax	$115	$(181)
Net unrealized gain (loss), after-tax	$71	$(113)
The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $267 million, or $167 million after-tax, and $303 million, or $189 million after-tax, as of March 31, 2012 and December 31, 2011, respectively, and were recorded in accumulated other comprehensive income, or OCI. Refer to note 8 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2011 to March 31, 2012 resulted primarily from amortization.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 2, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular, the credit component that would be recorded in our consolidated statement of income.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a significant driver of the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2011, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 33.8% peak-to-current. Overall, management's expectation, for purposes of its evaluation of other-than-temporary impairment as of March 31, 2012, was that housing prices would decline by approximately 35.8% peak-to-trough.
Our investment portfolio continues to be sensitive to management's estimates of future cumulative losses. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. We estimate, for example, that if national housing prices were to decline by 37% to 39% peak-to-trough, compared to management's expectation of 35.8% described above, other-than-temporary impairment of the U.S. investment portfolio could increase by a range of approximately $5 million to $35 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ substantially from management's current expectations, resulting loss estimates may differ materially from those stated.
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
Excluding other-than-temporary impairment recorded in the first quarter of 2012, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of March 31, 2012 to be temporary

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and not the result of any material changes in the credit characteristics of the securities. Additional information about these unrealized losses and our assessment of impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Institutional:
U.S.	$9,226	$7,115
Non-U.S.	2,589	2,478
Commercial real estate:
U.S.	460	460
Total loans and leases	$12,275	$10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$12,253	$10,031
Additional detail about these loan and lease segments, including underlying classes, is provided in note 3 to the consolidated financial statements included in this Form 10-Q, and in note 4 to the consolidated financial statements included in our 2011 Form 10-K.
Aggregate short-duration advances to our clients included in the institutional segment were $4.50 billion and $2.17 billion at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, unearned income deducted from our investment in leveraged lease financing was $140 million and $146 million, respectively, for U.S. leases and $356 million and $381 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, loans were acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management's expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition.
As of both March 31, 2012 and December 31, 2011, we held an aggregate of approximately $199 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first quarter of 2012.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Allowance for loan losses:
Beginning balance	$22	$100
Charge-offs	—	(19)
Provisions	—	(1)
Ending balance	$22	$80
Additional information about the allowance, including underlying segments and classes, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cross-Border Outstandings
Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; and exposures related to foreign exchange and interest-rate contracts and securities finance. Additional information with respect to the nature of our cross-border outstandings is provided under “Financial Condition–Cross-Border Outstandings” in Management's Discussion and Analysis included in our 2011 Form 10-K.
 The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate cross-border outstandings presented in the table represented 23% and 16% of our consolidated total assets as of March 31, 2012 and December 31, 2011, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities Lending	Total Cross-border Outstandings
March 31, 2012:
United Kingdom	$14,198	$1,183	$15,381
Germany	10,052	941	10,993
Australia	7,199	547	7,746
Netherlands	3,189	156	3,345
Japan	2,719	454	3,173
Canada	1,887	418	2,305

December 31, 2011:
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731
As of March 31, 2012, there were no aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date. As of December 31, 2011, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date totaled approximately $1.70 billion to Luxembourg.
Several European countries, particularly Portugal, Ireland, Italy, Greece and Spain, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. While we had no sovereign debt securities related to these countries in our investment portfolio, we had aggregate exposure of approximately $1.28 billion, including $1.09 billion of mortgage- and asset-backed securities, composed of $435 million in Spain, $371 million in Italy, $115 million in Ireland, $98 million in Greece and $75 million in Portugal, as of March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents our aggregate exposure in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities Lending	Total Cross-border Outstandings
March 31, 2012:
Italy	$1,132		$1,132
Spain	435	$55	490
Ireland	278	100	378
Portugal	176	—	176
Greece	98	—	98

December 31, 2011:
Italy	$1,049	$11	$1,060
Spain	434	53	487
Ireland	299	267	566
Portugal	176	—	176
Greece	99	—	99
As of March 31, 2012, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any other-than-temporary impairment associated with expected credit losses, or provisions for loan losses, with respect to any of our exposures in these countries as of March 31, 2012.
Capital
The management of both regulatory and economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.
Regulatory Capital
Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and satisfying regulatory capital adequacy requirements. Additional information about our capital management process is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included in our 2011 Form 10-K.
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of March 31, 2012, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Tier 1 risk-based capital ratio	4%	6%	19.1%	18.8%	17.3%	17.6%
Total risk-based capital ratio	8	10	20.7	20.5	19.2	19.6
Tier 1 leverage ratio	4	5	7.8	7.3	7.0	6.7
Tier 1 risk-based capital			$14,126	$13,644	$12,360	$12,224
Total risk-based capital			15,243	14,842	13,664	13,607
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$56,045	$52,642	$53,656	$49,659
Off-balance sheet equivalent risk-weighted assets			17,144	19,115	17,139	19,109
Market risk equivalent assets			600	661	509	611
Total			$73,789	$72,418	$71,304	$69,379
Adjusted quarterly average assets			$180,538	$186,336	$177,038	$183,086

(1)
State Street Bank must comply with regulatory guidelines for “well capitalized” in order for the parent company to maintain its status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10%, and a tier 1 leverage ratio of 5%. In addition, State Street must comply with Federal Reserve guidelines for “well capitalized” for a bank holding company to be eligible for a streamlined review process for acquisition proposals. These guidelines require us to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

As of March 31, 2012, State Street's regulatory capital ratios increased compared to December 31, 2011. The slight increases in the risk-based capital ratios were primarily the result of the effect of first-quarter 2012 net income on tier 1 capital, almost completely offset by an increase in total risk-weighted assets. The increase in total risk-weighted assets primarily resulted from higher balance sheet risk-weighted assets, from purchases of investment securities and increased levels of short-duration advances to clients, partly offset by declines in off-balance sheet equivalent risk-weighted assets. The latter decline was primarily associated with lower levels of unrealized gains on foreign exchange derivative contracts. The increase in State Street's tier 1 leverage ratio resulted from the above-described increase in tier 1 capital and a decline in adjusted quarterly average assets, as the size of our consolidated statement of condition decreased from year-end 2011.
As of March 31, 2012, State Street Bank's risk-based capital ratios declined compared to December 31, 2011. The slight declines resulted primarily from an increase in total risk-weighted assets. The increase resulted from higher levels of investment securities and short-duration advances, partly offset by decreases in off-balance sheet equivalent risk-weighted assets associated with lower levels of unrealized gains on foreign exchange derivative contracts. The increase in State Street Bank's tier 1 leverage ratio resulted from a decline in adjusted quarterly average assets.
In March 2012, we received the results of the Federal Reserve Board's comprehensive capital analysis and review of our 2012 capital plan. The Federal Reserve did not object to the capital actions we proposed, and as we previously announced, we declared a quarterly common stock dividend of $0.24 per share, or approximately $118 million, which was paid in April 2012. This dividend compares to a quarterly common stock dividend of $0.18 per share, or approximately $92 million, paid in April 2011. Our current dividend restores our common stock dividend to its previous split-adjusted high.
We also announced in March 2012 that our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. This new program follows our 2011 common stock purchase program, under which we purchased approximately $675 million of our common stock from May 2011 through November 2011. We did not purchase any of our common stock under the new program during the first quarter of 2012. In April 2012, we purchased approximately 1.62 million shares of our common stock under the new program at an aggregate cost of approximately $74 million.

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
Basel II adopts a three-pillar framework for addressing capital adequacy-minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
In December 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly reserves the regulators' authority to require organizations to hold additional capital where appropriate.
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
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “Aa3/AA-” senior bank debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street's risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.
In addition, we have begun to measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street's cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. This in turn has become an element of our internal process for allocating resources, e.g., capital, information technology spending, etc., by line of business. In addition, return on capital and economic profit are two of several measures used in our evaluation of the viability of a new

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

business or product initiative and for merger-and-acquisition analysis.
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

Economic capital for each of these five categories is estimated on a stand-alone basis using scenario analysis and statistical modeling techniques applied to internally-generated and, in some cases, external information. These individual results are then aggregated at the State Street consolidated level.
Liquidity
The objective of liquidity management is to ensure that we have the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding client deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by the asset structure in our consolidated statement of condition. Additional information about our liquidity is provided under “Financial Condition—Liquidity” in Management’s Discussion and Analysis included in our 2011 Form 10-K.
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
Our sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. State Street is also a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. There were no balances outstanding under this facility at March 31, 2012 or December 31, 2011. Each of these sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
Our uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.

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
In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-duration financial instruments which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of March 31, 2012, this wholesale CD portfolio totaled $1.87 billion, compared to $6.34 billion as of December 31, 2011.
While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our net liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-duration liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly.
As of March 31, 2012, the value of our consolidated net liquid assets, as defined, totaled $120.68 billion, compared to $144.15 billion as of December 31, 2011. For the quarter ended March 31, 2012, consolidated average net liquid assets were $108.42 billion, compared to $86.79 billion for the quarter ended March 31, 2011. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $16.88 billion at central banks as of March 31, 2012, compared to $50.09 billion as of December 31, 2011. As of March 31, 2012, the value of the parent company's net liquid assets totaled $5.69 billion, compared with $4.91 billion as of December 31, 2011. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $38.27 billion as of March 31, 2012, compared to $44.66 billion as of December 31, 2011, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of March 31, 2012, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of March 31, 2012 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. As of March 31, 2012, we had $2.43 billion of commercial paper outstanding, compared to $2.38 billion as of December 31, 2011.
State Street Bank had initial Board authority to issue bank notes up to an aggregate of $5 billion, including up to $1 billion of subordinated bank notes. Approximately $2.05 billion was available under this Board authority as of March 31, 2012. State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $802 million as of March 31, 2012, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2012, no balance was outstanding on this line of credit.

Risk Management
The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, measurement, monitoring and mitigation of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return. Additional information about our process for managing market risk for both our trading and asset-and-liability management activities, as well as credit risk, operational risk and business risk, can be found under “Financial Condition—Risk Management” in Management’s Discussion and Analysis included in our 2011 Form 10-K.
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
We engage in trading and investment activities primarily to support our clients' needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall risk appetite, objectives and liquidity needs, our clients' requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed in the “Asset and Liability Management" portion of this "Market Risk" section.
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
We enter into a variety of derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. These activities are generally intended to generate trading services revenue and to manage potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets. Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients have an increasing need for foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2012, the aggregate notional amount of these derivatives was $952.96 billion, of which $828.44 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 10 to the consolidated financial statements in this Form 10-Q.
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
VALUE-AT-RISK

	Three Months Ended March 31,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.2	$5.0	$0.8	$2.7	$6.0	$1.1
Interest rates	1.6	2.1	1.2	6.0	9.3	3.4
Total VaR for trading assets	$2.7	$4.7	$1.4	$6.6	$10.5	$3.5
The year-over-year decline in the VaR associated with interest-rate risk was the result of the impact of our previously announced withdrawal from our fixed-income trading initiative.
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
Consistent with current bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but carried in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions outside of our regular sales and trading activities. Consequently, we compute the VaR associated with those assets using a separate model, which we then add to the VaR associated with our sales and trading activities to derive State Street's total regulatory VaR. Although this simple addition does not give full recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.
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
The following table presents the VaR associated with our trading activities, presented in the preceding table, and the VaR associated with positions outside of these trading activities, the latter of which is described as “VaR for non-trading assets,” for the periods indicated. “Total regulatory VaR” is calculated as the sum of the VaR associated with trading assets and the VaR for non-trading assets, with no additional diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total Regulatory VALUE-AT-RISK

	Three Months Ended March 31,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$2.7	$4.7	$1.4	$6.6	$10.5	$3.5
VaR for non-trading assets	1.6	2.0	1.4	1.7	1.9	1.4
Total regulatory VaR	$4.3	$6.1	$2.9	$8.4	$12.4	$5.0

Asset and Liability Management Activities
The primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic values of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. Most of our NIR is earned from the investment of client deposits generated by our Investment Servicing and Investment Management businesses. We structure the assets carried in our consolidated statement of condition to generally conform to the characteristics of our liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines. Non-U.S. dollar denominated client liabilities are a significant portion of our consolidated statement of condition. This exposure and the resulting changes in the shape and level of non-U.S. dollar yield curves are considered in our consolidated interest-rate risk management process.
Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition to on-balance sheet assets, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Our use of derivatives is subject to internal guidelines approved by our Asset, Liability and Capital Committee, or ALCCO. Additional information about our use of derivative instruments is provided in note 10 to the consolidated financial statements included in this Form 10-Q.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE AT RISK

	Estimated Exposure to Net Interest Revenue
(In millions)	March 31, 2012	December 31, 2011
Rate change:
+100 bps shock	$225	$235
–100 bps shock	(322)	(334)
+100 bps ramp	79	79
–100 bps ramp	(151)	(158)

As of March 31, 2012, NIR sensitivity to an upward-100-basis-point shock in market rates is largely unchanged compared to December 31, 2011. The impact of a larger fixed-rate investment portfolio was largely offset by higher projected levels of client deposits. The benefit to NIR for an upward-100-basis-point ramp, consistent with December 31, 2011, is less significant than a shock, since market rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in market rates as of March 31, 2012 is also essentially consistent with December 31, 2011. Due to the exceptionally low interest-rate environment, deposit rates quickly reach their implicit floors and provide little funding relief on the liability side, while assets reset into the lower-rate environment, which continues to place downward pressure on NIR.
Other important factors which affect the levels of NIR are the size and mix of our consolidated statement of condition; interest-rate spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.
The following table presents estimated EVE exposures, calculated as of the dates indicated, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.
ECONOMIC VALUE OF EQUITY

	Estimated Exposure to Economic Value of Equity
(In millions)	March 31, 2012	December 31, 2011
Rate change:
+200 bps shock	$(2,300)	$(1,936)
–200 bps shock	682	490

EVE exposure for an upward-200-basis-point shock as of March 31, 2012 was larger compared to December 31, 2011 as a result of purchases of fixed-rate investment securities during the first quarter and a longer duration of the investment portfolio, driven by higher rates in the long-end of the yield curve. The longer duration of the portfolio also drove the change in the downward-100-basis-point shock exposure as of March 31, 2012 compared to December 31, 2011.
Credit Risk
Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit and counterparty risk for both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on each counterparty's risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain comprehensive guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake.
An internal rating system is used to assess potential risk of loss. State Street's risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. We evaluate and risk-rate the credit of our counterparties on an individual basis at least annually. Significant exposures are reviewed daily by Enterprise Risk Management, or ERM. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders' equity, exclusive of unrealized gains or losses, is not unusual.
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
Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as described in note 2 to the consolidated financial statements included in this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $323.43 billion as of March 31, 2012, compared to $302.34 billion as of December 31, 2011. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $334.66 billion and $312.60 billion as collateral for indemnified securities on loan as of March 31, 2012 and December 31, 2011, respectively.
The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $334.66 billion as of March 31, 2012 and $312.60 billion as of December 31, 2011 referenced above, $94.45 billion as of March 31, 2012 and $88.66 billion as of December 31, 2011 was invested in indemnified repurchase agreements. We or our agents held $99.55 billion and $93.04 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2012 and December 31, 2011, respectively.
Additional information about our off-balance sheet arrangements is provided in notes 6, 7 and 10 to the consolidated financial statements included in this Form 10-Q.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis, which is required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2012, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2012.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2012, no change occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Fee revenue:
Servicing fees	$1,078	$1,095
Management fees	236	236
Trading services	280	302
Securities finance	97	66
Processing fees and other	94	92
Total fee revenue	1,785	1,791
Net interest revenue:
Interest revenue	765	734
Interest expense	140	157
Net interest revenue	625	577
Gains (Losses) related to investment securities, net:
Net gains from sales of available-for-sale securities	19	4
Losses from other-than-temporary impairment	(25)	(35)
Losses not related to credit	17	24
Gains related to investment securities, net	11	(7)
Total revenue	2,421	2,361
Provision for loan losses	—	(1)
Expenses:
Compensation and employee benefits	1,064	974
Information systems and communications	191	191
Transaction processing services	181	180
Occupancy	119	107
Acquisition and restructuring costs	21	19
Professional services	81	82
Amortization of other intangible assets	51	49
Other	127	100
Total expenses	1,835	1,702
Income before income tax expense	586	660
Income tax expense	159	189
Net income	$427	$471
Net income available to common shareholders	$417	$466

Earnings per common share:
Basic	$.86	$.94
Diluted	.85	.93
Average common shares outstanding (in thousands):
Basic	484,942	497,471
Diluted	490,454	500,980
Cash dividends declared per common share	$.24	$.18

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2012	2011
Net income	$427	$471
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of $49 and $(23), respectively	146	360
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $103 and $48, respectively	176	67
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $21 and $10, respectively	32	15
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $2, respectively	3	3
Change in net unrealized losses on cash flow hedges, net of related taxes of $1 and $1, respectively	1	(1)
Change in minimum pension liability, net of related taxes of $1 and $4, respectively	2	7
Other comprehensive income	360	451
Total comprehensive income	$787	$922

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2012	December 31, 2011
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$1,383	$2,193
Interest-bearing deposits with banks	26,709	58,886
Securities purchased under resale agreements	7,895	7,045
Trading account assets	773	707
Investment securities available for sale	104,704	99,832
Investment securities held to maturity (fair value of $8,842 and 9,362)	8,668	9,321
Loans and leases (less allowance for losses of $22 and $22)	12,253	10,031
Premises and equipment (net of accumulated depreciation of $3,814 and $3,673)	1,736	1,747
Accrued income receivable	1,966	1,822
Goodwill	5,700	5,645
Other intangible assets	2,443	2,459
Other assets	13,726	17,139
Total assets	$187,956	$216,827

Liabilities:
Deposits:
Noninterest-bearing	$37,201	$59,229
Interest-bearing—U.S.	2,731	7,148
Interest-bearing—Non-U.S.	90,248	90,910
Total deposits	130,180	157,287
Securities sold under repurchase agreements	7,836	8,572
Federal funds purchased	222	656
Other short-term borrowings	4,759	4,766
Accrued expenses and other liabilities	16,683	18,017
Long-term debt	8,117	8,131
Total liabilities	167,797	197,429
Commitments and contingencies (note 6)
Shareholders’ equity:
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	500
Common stock, $1 par: 750,000,000 shares authorized; 503,940,523 and 503,965,849 shares issued	504	504
Surplus	9,546	9,557
Retained earnings	10,478	10,176
Accumulated other comprehensive loss	(299)	(659)
Treasury stock, at cost (14,249,472 and 16,541,985 shares)	(570)	(680)
Total shareholders’ equity	20,159	19,398
Total liabilities and shareholders’ equity	$187,956	$216,827

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Net income					471				471
Other comprehensive income						451			451
Preferred stock issued	$500								500
Cash dividends declared—$.18 per common share					(92)				(92)
Common stock awards and options exercised, including related taxes of $(4)		1,931	2	71					73
Other				(11)			(18)	1	(10)
Balance at March 31, 2011	$500	503,995	$504	$9,416	$9,013	$(238)	402	$(15)	$19,180
Balance at December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					427				427
Other comprehensive income						360			360
Cash dividends declared:
Common stock—$.24 per share					(118)				(118)
Preferred stock					(7)				(7)
Common stock awards and options exercised, including related taxes of $(9)		(25)		(11)			(2,290)	110	99
Other							(3)
Balance at March 31, 2012	$500	503,941	$504	$9,546	$10,478	$(299)	14,249	$(570)	$20,159

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2012	2011
Operating Activities:
Net income	$427	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	78	10
Amortization of other intangible assets	51	49
Other non-cash adjustments for depreciation, amortization and accretion	91	10
(Gains) Losses related to investment securities, net	(11)	7
Change in trading account assets, net	(66)	(1,353)
Change in accrued income receivable	(144)	(117)
Change in collateral deposits, net	(195)	(481)
Change in unrealized (gains) losses on foreign exchange derivatives, net	461	(605)
Change in other assets, net	929	147
Change in trading liabilities, net	34	1,440
Change in accrued expenses and other liabilities, net	156	1,197
Other, net	(496)	(622)
Net cash provided by operating activities	1,315	153
Investing Activities:
Net decrease in interest-bearing deposits with banks	32,177	2,250
Net (increase) decrease in securities purchased under resale agreements	(850)	675
Proceeds from sales of available-for-sale securities	1,087	3,935
Proceeds from maturities of available-for-sale securities	10,790	7,329
Purchases of available-for-sale securities	(15,344)	(19,008)
Proceeds from maturities of held-to-maturity securities	765	629
Purchases of held-to-maturity securities	(2)	(452)
Net increase in loans	(2,230)	(775)
Business acquisitions, net of cash acquired	—	(77)
Purchases of equity investments and other long-term assets	(11)	(25)
Purchases of premises and equipment	(85)	(89)
Other, net	26	14
Net cash (used in) provided by investing activities	26,323	(5,594)
Financing Activities:
Net decrease in time deposits	(5,720)	(4,661)
Net increase (decrease) in all other deposits	(21,387)	13,730
Net decrease in short-term borrowings	(1,177)	(5,744)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,986
Payments for long-term debt and obligations under capital leases	(6)	(1,012)
Proceeds from issuance of preferred stock	—	500
Proceeds from exercises of common stock options	6	30
Repurchases of common stock for employee tax withholding	(69)	(57)
Payments for cash dividends	(95)	(5)
Net cash (used in) provided by financing activities	(28,448)	4,767
Net decrease	(810)	(674)
Cash and due from banks at beginning of period	2,193	3,311
Cash and due from banks at end of period	$1,383	$2,637

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
The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current period classifications. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-Q with the SEC.
The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets, and the recognition of varying amounts of interest revenue from discount accretion related to certain investment securities.
Our consolidated statement of condition at December 31, 2011 included in the accompanying consolidated financial statements was derived from the audited financial statements at that date, but does not include all notes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2011 Form 10-K, which we previously filed with the SEC.
Recent Accounting Developments
In December 2011, the FASB issued an amendment to GAAP that requires new disclosures with respect to offsetting of financial instruments. The disclosures are intended to enhance comparability between GAAP and International Financial Reporting Standards, or IFRS, by eliminating a significant quantitative difference between balance sheets prepared in conformity with GAAP and balance sheets prepared in conformity with IFRS.
At a minimum, entities are required to disclose the following information separately for financial assets and liabilities as of the end of the reported period: (a) gross amounts; (b) amounts offset in accordance with the offsetting guidance; (c) net amounts presented in the balance sheet (i.e., (a) - (b)); (d) amounts subject to a master netting arrangement or similar agreement that management either chooses not to offset or that do not meet the conditions in the offsetting guidance, along with the amounts related to cash and financial instrument collateral (whether recognized or unrecognized on the balance sheet); and (e) the entity's net exposure (i.e., (d)-(c)). The disclosure requirements are effective, for State Street, for interim and annual

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

reporting periods beginning on or after January 1, 2013, and must be applied retrospectively for all periods presented. Adoption of this new GAAP is not expected to have a material effect on our consolidated financial statements.
Note 2.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,693	$32	$1	$1,724	$2,798	$39	$1	$2,836
Mortgage-backed securities	32,179	586	48	32,717	29,511	538	28	30,021
Asset-backed securities:
Student loans(1)	17,404	66	703	16,767	17,187	69	711	16,545
Credit cards	10,151	64	5	10,210	10,448	53	14	10,487
Sub-prime	1,767	2	390	1,379	1,849	2	447	1,404
Other	3,625	166	112	3,679	3,421	169	125	3,465
Total asset-backed securities	32,947	298	1,210	32,035	32,905	293	1,297	31,901
Non-U.S. debt securities:
Mortgage-backed securities	11,507	132	68	11,571	10,890	92	107	10,875
Asset-backed securities	4,963	6	9	4,960	4,318	2	17	4,303
Government securities	1,703	—	—	1,703	1,671	—	—	1,671
Other	3,634	51	2	3,683	2,797	41	13	2,825
Total non-U.S. debt securities	21,807	189	79	21,917	19,676	135	137	19,674
State and political subdivisions	7,066	226	104	7,188	6,924	244	121	7,047
Collateralized mortgage obligations	4,222	96	39	4,279	3,971	62	53	3,980
Other U.S. debt securities	3,885	179	13	4,051	3,471	159	15	3,615
U.S. equity securities	670	3	—	673	639	1	—	640
Non-U.S. equity securities	120	—	—	120	118	—	—	118
Total	$104,589	$1,609	$1,494	$104,704	$100,013	$1,471	$1,652	$99,832
Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$235	$17		$252	$265	$18		$283
Asset-backed securities	25	—	$1	24	31	—	$2	29
Non-U.S. debt securities:
Mortgage-backed securities	4,660	97	187	4,570	4,973	87	224	4,836
Asset-backed securities	439	14	2	451	436	16	3	449
Government securities	3	—	—	3	3	—	—	3
Other	176	—	5	171	172	—	17	155
Total non-U.S. debt securities	5,278	111	194	5,195	5,584	103	244	5,443
State and political subdivisions	89	2	—	91	107	3	—	110
Collateralized mortgage obligations	3,041	261	22	3,280	3,334	220	57	3,497
Total	$8,668	$391	$217	$8,842	$9,321	$344	$303	$9,362

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $38.27 billion and $44.66 billion at March 31, 2012 and December 31, 2011, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$136	$1			$136	$1
Mortgage-backed securities	6,017	46	$340	$2	6,357	48
Asset-backed securities:
Student loans	2,567	22	10,813	681	13,380	703
Credit cards	731	1	693	4	1,424	5
Sub-prime	7	1	1,336	389	1,343	390
Other	1,080	24	1,106	88	2,186	112
Total asset-backed securities	4,385	48	13,948	1,162	18,333	1,210
Non-U.S. debt securities:
Mortgage-backed securities	4,319	25	1,089	43	5,408	68
Asset-backed securities	1,111	3	386	6	1,497	9
Other	395	2	—	—	395	2
Total non-U.S. debt securities	5,825	30	1,475	49	7,300	79
State and political subdivisions	356	3	1,385	101	1,741	104
Collateralized mortgage obligations	1,305	27	246	12	1,551	39
Other U.S. debt securities	362	2	39	11	401	13
Total	$18,386	$157	$17,433	$1,337	$35,819	$1,494
Held to maturity:
Asset-backed securities			$24	$1	$24	$1
Non-U.S. debt securities:
Mortgage-backed securities	$170	$2	1,359	185	1,529	187
Asset-backed securities	9	1	72	1	81	2
Other	—	—	155	5	155	5
Total non-U.S. debt securities	179	3	1,586	191	1,765	194
Collateralized mortgage obligations	218	6	224	16	442	22
Total	$397	$9	$1,834	$208	$2,231	$217

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,373	$1			$1,373	$1
Mortgage-backed securities	4,714	26	$370	$2	5,084	28
Asset-backed securities:
Student loans	2,642	23	10,706	688	13,348	711
Credit cards	2,581	6	1,461	8	4,042	14
Sub-prime	16	1	1,360	446	1,376	447
Other	1,482	19	1,122	106	2,604	125
Total asset-backed securities	6,721	49	14,649	1,248	21,370	1,297
Non-U.S. debt securities:
Mortgage-backed securities	6,069	55	1,151	52	7,220	107
Asset-backed securities	2,205	14	108	3	2,313	17
Other	1,543	13	—	—	1,543	13
Total non-U.S. debt securities	9,817	82	1,259	55	11,076	137
State and political subdivisions	171	3	1,446	118	1,617	121
Collateralized mortgage obligations	2,024	43	68	10	2,092	53
Other U.S. debt securities	220	2	57	13	277	15
Total	$25,040	$206	$17,849	$1,446	$42,889	$1,652
Held to maturity:
Asset-backed securities			$29	$2	$29	$2
Non-U.S. debt securities:
Mortgage-backed securities	$341	$6	1,382	218	1,723	224
Asset-backed securities	9	1	70	2	79	3
Other	—	—	138	17	138	17
Total non-U.S. debt securities	350	7	1,590	237	1,940	244
Collateralized mortgage obligations	649	32	231	25	880	57
Total	$999	$39	$1,850	$264	$2,849	$303

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of March 31, 2012:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$200	$75	$662	$787
Mortgage-backed securities	5	1,723	9,926	21,063
Asset-backed securities:
Student loans	142	5,607	7,552	3,466
Credit cards	1,528	6,980	1,702	—
Sub-prime	324	50	9	996
Other	114	2,039	1,288	238
Total asset-backed securities	2,108	14,676	10,551	4,700
Non-U.S. debt securities:
Mortgage-backed securities	477	3,195	420	7,479
Asset-backed securities	255	2,668	1,577	460
Government securities	1,703	—	—	—
Other	1,650	1,904	129	—
Total non-U.S. debt securities	4,085	7,767	2,126	7,939
State and political subdivisions	500	3,014	2,812	862
Collateralized mortgage obligations	69	2,166	593	1,451
Other U.S. debt securities	283	2,855	874	39
Total	$7,250	$32,276	$27,544	$36,841
Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities		$48	$58	$129
Asset-backed securities		—	—	25
Non-U.S. debt securities:
Mortgage-backed securities	$1,202	102	—	3,356
Asset-backed securities	—	303	136	—
Government securities	3	—	—	—
Other	—	160	—	16
Total non-U.S. debt securities	1,205	565	136	3,372
State and political subdivisions	49	40	—	—
Collateralized mortgage obligations	276	1,563	184	1,018
Total	$1,530	$2,216	$378	$4,544
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Gross realized gains from sales of available-for-sale securities	$19	$7
Gross realized losses from sales of available-for-sale securities	—	(3)

Gross losses from other-than-temporary impairment	(25)	(35)
Losses not related to credit	17	24
Net impairment losses	(8)	(11)
Gains (Losses) related to investment securities, net	$11	$(7)

Impairment associated with expected credit losses	$(4)	$(5)
Impairment associated with adverse changes in timing of expected future cash flows	(4)	(6)
Net impairment losses	$(8)	$(11)

The following table presents activity with respect to net impairment losses related to credit for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Beginning balance	$113	$63
Plus losses for which other-than-temporary impairment was not previously recognized	1	3
Plus losses for which other-than-temporary impairment was previously recognized	7	8
Less previously recognized losses related to securities sold	(20)	—
Ending balance	$101	$74
Impairment
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Impairment exists when the current fair value of an individual security is below its amortized cost basis. When the decline in the security's fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income. In addition, for debt securities available for sale and held to maturity, impairment is recorded in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Factors considered in determining whether impairment is other than temporary include:

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for recovery in value.
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
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2012.
U.S. Non-Agency Residential Mortgage-Backed Securities
For U.S. non-agency residential mortgage-backed securities, other-than-temporary impairment related to credit is assessed using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of our specific securities, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
Primarily as a result of rising delinquencies and loss severities for certain securities as well as management's continued expectation of declining housing prices, we recorded other-than-temporary impairment of $4 million related to such securities, all associated with expected credit losses, in our consolidated statement of income in the three months ended March 31, 2012. Such losses were $5 million, all associated with expected credit losses, in the three months ended March 31, 2011.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are not exposed to traditional consumer credit risk. Our total exposure to private student loan-backed securities was less than $1.0 billion as of March 31, 2012; our evaluation of impairment considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.
Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are composed primarily of U.K., Dutch and Australian securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral resides, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists. We recorded other-than-temporary impairment of $4 million, all associated with adverse changes in timing of expected future cash flows, in the three months ended March 31, 2012, substantially related to non-U.S. mortgage-backed securities. We recorded other-than-temporary impairment of $6 million, all associated with adverse changes in timing of expected future cash flows, in the three months ended March 31, 2011, substantially related to non-U.S. mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland, Greece and Portugal totaled approximately $1.09 billion as of March 31, 2012. While we had no direct sovereign debt exposure to these countries, we had indirect exposure consisting of mortgage- and

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

asset-backed securities, composed of $435 million in Spain, $371 million in Italy, $115 million in Ireland, $98 million in Greece and $75 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $100 million as of March 31, 2012. We recorded no other-than-temporary impairment associated with expected credit losses on these securities in the three months ended March 31, 2012 or 2011. Our evaluation of potential other-than-temporary impairment of these securities assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis, and the combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines between 4% and 14% across these five countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or countries leaving the Euro common currency. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions
In assessing other-than-temporary impairment, we may from time to time rely on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors considered when determining the level of support include the guarantor's credit rating and management's assessment of the guarantor's financial condition. For those guarantors that management deems to be under financial duress, we assume an immediate default by those guarantors, with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.
*****
The estimates, assumptions and other risk factors utilized in our evaluation of impairment as described above are used by management to identify securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more severe assumptions to further evaluate sensitivity of losses relative to the above factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security.
In the aggregate, we recorded credit-related other-than-temporary impairment of $8 million during the three months ended March 31, 2012, compared to $11 million during the three months ended March 31, 2011. Of the $8 million, $4 million related to expected credit losses, and $4 million resulted from adverse changes in timing of expected future cash flows from the securities. Of the $11 million, $5 million related to expected credit losses and $6 million resulted from adverse changes in timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded during the three months ended March 31, 2012, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.71 billion related to 1,900 securities as of March 31, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Institutional:
Investment funds:
U.S.	$7,502	$5,592
Non-U.S.	1,000	796
Commercial and financial:
U.S.	923	563
Non-U.S.	404	453
Purchased receivables:
U.S.	408	563
Non-U.S.	336	372
Lease financing:
U.S.	393	397
Non-U.S.	849	857
Total institutional	11,815	9,593
Commercial real estate:
U.S.	460	460
Total loans and leases	12,275	10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$12,253	$10,031
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes of the institutional segment were $4.50 billion and $2.17 billion at March 31, 2012 and December 31, 2011, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
March 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$8,435	$691	$744	$1,215	$1	$3	$36	$11,125
Speculative	67	636	—	27	379	—	5	1,114
Special mention	—	—	—	—	—	31	—	31
Doubtful	—	—	—	—	—	5	—	5
Total	$8,502	$1,327	$744	$1,242	$380	$39	$41	$12,275

	Institutional				Commercial Real Estate
December 31, 2011	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$6,341	$592	$935	$1,194	$1	$3	$36	$9,102
Speculative	47	424	—	60	379	31	5	946
Doubtful	—	—	—	—	—	5	—	5
Total	$6,388	$1,016	$935	$1,254	$380	$39	$41	$10,053

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of March 31, 2012. We use an internal risk-rating system to assess the risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
(In millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Loans and leases:
Individually evaluated for impairment	$53	$56	$421	$421	$474	$477
Collectively evaluated for impairment	11,762	9,537	—	—	11,762	9,537
Loans acquired with deteriorated credit quality	—	—	39	39	39	39
Total	$11,815	$9,593	$460	$460	$12,275	$10,053
As of March 31, 2012 and December 31, 2011, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.
The following table presents our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	March 31, 2012			Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		December 31, 2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$199	$227		$199	$4	$205	$4	$199	$227
CRE—property development—acquired credit-impaired	—	34		—	—	—	—	—	34
CRE—other—acquired credit-impaired	8	69		8	—	16	—	8	69
CRE—other	—	—		—	—	14	1	—	—
With an allowance recorded:
CRE—property development	—	—		—	—	79	—	—	—
CRE—property development—acquired credit-impaired	—	—		—	—	19	—	—	—
CRE—other—acquired credit-impaired	31	37	—	31	—	76	—	31	37	—
CRE—other	—	—	—	—	—	7	—	—	—	—
Total CRE	$238	$367	—	$238	$4	$416	$5	$238	$367	—

(1)	As of both March 31, 2012 and December 31, 2011, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.
As of both March 31, 2012 and December 31, 2012 we held an aggregate of approximately $199 million of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the three months ended March 31, 2012, no loans were modified in troubled debt restructurings.
No institutional loans or leases were 90 days or more contractually past due as of March 31, 2012 or December 31, 2011. Although a portion of the CRE loans was 90 days or more contractually past due as of March 31, 2012 and December 31, 2011, we do not report

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

them as past-due loans, pursuant to GAAP that governs the accounting for acquired credit-impaired loans.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2012			2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22		$22	$31	$69	$100
Charge-offs	—		—	—	(19)	(19)
Provisions	—		—	—	(1)	(1)
Ending balance	$22	—	$22	$31	$49	$80
Note 4.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Three Months Ended March 31,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,610	$35	$5,645	$5,591	$6	$5,597
Acquisitions	—	—	—	—	31	31
Foreign currency translation, net	54	1	55	92	—	92
Ending balance	$5,664	$36	$5,700	$5,683	$37	$5,720

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Three Months Ended March 31,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,408	$51	$2,459	$2,559	$34	$2,593
Acquisitions	—	—	—	—	27	27
Amortization	(49)	(2)	(51)	(46)	(3)	(49)
Foreign currency translation, net	34	1	35	70	1	71
Other	—	—	—	—	2	2
Ending balance	$2,393	$50	$2,443	$2,583	$61	$2,644
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of the dates indicated:

	March 31, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,404	$(682)	$1,722	$2,369	$(641)	$1,728
Core deposits	709	(127)	582	702	(117)	585
Other	226	(87)	139	233	(87)	146
Total	$3,339	$(896)	$2,443	$3,304	$(845)	$2,459

Note 5.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Collateral deposits, net	$6,238	$6,688
Unrealized gains on derivative financial instruments, net	3,672	6,366
Investments in joint ventures and other unconsolidated entities	1,124	1,060
Accounts receivable	634	431
Deferred tax assets, net of valuation allowance	402	395
Prepaid expenses	332	308
Deposits with clearing organizations	235	222
Income taxes receivable	206	989
Non-cash collateral deposits	124	110
Other(1)	759	570
Total	$13,726	$17,139

(1)	Amounts for March 31, 2012 and December 31, 2011 included other real estate owned of approximately $76 million and $75 million, respectively.
Note 6.    Commitments and Contingencies
Securities Finance
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Aggregate fair value of indemnified securities financing	$323,429	$302,342
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	334,664	312,598
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	94,450	88,656
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	99,546	93,039
In certain cases, we participate in securities lending transactions as principal, rather than as agent. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received associated with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2012 and December 31, 2011, we had approximately $7.02 billion and $5.21 billion, respectively, of collateral provided and approximately $6.41 billion and $4.59 billion, respectively, of collateral received in connection with principal securities lending transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
SSgA
The SEC has requested information regarding registered mutual funds managed by SSgA that invested in sub-prime securities. As of June 30, 2007, these funds had net assets of less than $300 million, and the net asset value per share of the funds experienced an average decline of approximately 7.23% during the three months ended September 30, 2007. Average returns for industry peer funds were positive during the same period. During the course of our responding to such inquiry, certain potential compliance issues have been identified and are in the process of being resolved with the SEC staff. These funds were not covered by our regulatory settlement, announced during the three months ended March 31, 2010, with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State, which concerned certain unregistered SSgA-managed funds that pursued active fixed-income strategies. The U.S. Attorney's office in Boston and the Financial Industry Regulatory Authority have also requested information in connection with our active fixed-income strategies.
In addition, there are four lawsuits by individual investors in the active fixed-income strategies that were the subject of the regulatory settlement in 2010 described above. These lawsuits seek damages in excess of the payments received in connection with the regulatory settlement. We entered into an agreement to settle one lawsuit, and three lawsuits remain pending. One of the three pending lawsuits was filed by Prudential Retirement Insurance and Annuity Co. in 2007 in New York federal court. Prudential sought damages in excess of the compensation it received from the fair fund established by State Street during the three months ended March 31, 2010 in connection with the regulatory settlement noted above. Prudential is also seeking related costs, including pre-judgment interest and attorneys' fees. On February 3, 2012, the Court issued a ruling finding that Prudential is entitled to a payment from State Street, after adjustment for the compensation received from the fair fund, in the amount of $28.1 million. This award may ultimately be increased if the Court awards Prudential interest and costs. We intend to appeal the Court's February 3, 2012 ruling. The timing of the remaining phases of further trial proceedings or of any appeal cannot currently be determined.
The two other pending lawsuits are proceedings in the federal courts in Texas and New York. The plaintiffs in these lawsuits also seek to recover amounts in excess of their compensation from the fair fund established in connection with the 2010 settlement, along with pre-judgment interest, attorneys' fees and, in the Texas case, punitive damages. During the three months ended March 31, 2012, we established a reserve in connection with our estimated exposure based on settlement discussions for one of these matters.
We estimate that our exposure in the three pending lawsuits may be, in the aggregate, in a range from approximately $0 to approximately $85 million. This estimated exposure range includes estimated pre-judgment interest and attorneys' fees, if awarded. The estimated exposure range does not include any potential awards of claimed punitive damages, which cannot be reasonably estimated. The actual amount, if any, of our ultimate aggregate liability in these lawsuits may be more or less than the top of the estimated range.
We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed funds which challenges the division of our securities lending-related revenue between the SSgA lending funds and State Street in its role as lending agent. The action alleges, among other things, that State Street breached its fiduciary duty to investors in the SSgA lending funds. The plaintiff contends that State Street's agency lending clients received more favorable fee splits than did clients of the SSgA lending funds.
As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. As of September 15, 2008 (the date two of the Lehman entities involved entered insolvency proceedings), these funds had cash and securities held by Lehman with net asset values of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

approximately $312 million. Some clients who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman's entities. A total of seven clients were invested in such funds, of which three currently have suits pending against us. Two cases are pending in federal court in Boston and the third is pending in Nova Scotia. We have entered into settlements with three clients, one of which was entered into after the client obtained a €42 million judgment from a Dutch court. As of September 15, 2008, the four clients with whom we have not entered into settlement agreements had approximately $143 million invested in the funds at issue. We have not established a reserve with respect to any of the unsettled claims.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately$23.6 million as of March 31, 2012. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.
Foreign Exchange
We offer our custody clients and their investment managers the option to route foreign exchange transactions to our foreign exchange desk through our asset servicing operation. We record as revenue an amount approximately equal to the difference between the rates we set for those trades and indicative interbank market rates at the time of settlement of the trade. As discussed more fully below, claims have been asserted on behalf of certain current and former custody clients, and future claims may be asserted, alleging that our indirect foreign exchange rates (including the differences between those rates and indicative interbank market rates at the time we executed the trades) were not adequately disclosed or were otherwise improper, and seeking to recover, among other things, the full amount of the revenue we obtained from our indirect foreign exchange trading with them.
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
 We provide custody and principal foreign exchange services to government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the U.S. Securities and Exchange Commission, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. We continue to respond to such inquiries and subpoenas.
We offer indirect foreign exchange services such as those we offer to the California pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

a breach of the duty of loyalty. A second putative class action is currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street between 2001 and 2009. The complaint alleges that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange transactions with State Street. The complaint seeks unspecified damages, disgorgement of profits, and other equitable relief.
We have not established a reserve with respect to any of the pending legal proceedings relating to our indirect foreign exchange services. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether any other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $75 million for the three months ended March 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.
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
Shareholder Litigation
Four shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. A second complaint is a purported shareholder derivative action on behalf of State Street. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints variously allege violations of the federal securities laws, common law and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program.
Lehman Entities
We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During the third quarter of 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court has allowed those claims in the amount of $400 million. In April 2012, we received an initial distribution on this amount. The total amount we ultimately collect will be subject to the availability of assets in those estates. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our allowed and/or realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, their resolution and our receipt of related proceeds from the bankruptcy estates are likely to occur in different periods, potentially resulting in the recognition of gains or losses in different periods.
Investment Servicing
State Street Bank is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege claims for breach of contract, gross negligence, negligence, negligent misrepresentation, unjust enrichment, breach of fiduciary duty and aiding and/or abetting a breach of fiduciary duty, in connection with certain assets managed by TAG and custodied with State Street. Two of the complaints are putative class actions. Collectively, the complaints seek relief including claimed damages in excess of $100 million.
Tax Contingencies
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.
Unrecognized tax benefits as of March 31, 2012 totaled approximately $87 million, compared to approximately $125 million as of December 31, 2011. Substantially all of the change was associated with the impact of our previously reported agreement with the Internal Revenue Service, or IRS, to close their review of the tax years 2000 - 2006.
The IRS is currently reviewing our U.S. income tax returns for the tax years 2007 - 2009. Management believes that we have sufficiently accrued liabilities as of March 31, 2012 for tax exposures, including, but not limited to, exposures related to the IRS's review of the tax years 2007 - 2009.
Other Contingencies
In the normal course of our business, we offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. Additional information about these products and the related contingencies is provided in note 10 to the consolidated financial statements included in our 2011 Form 10-K.
As of March 31, 2012 and December 31, 2011, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $38.73 billion and $40.96 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 10 of this Form 10-Q. As of March 31, 2012, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.
Note 7.    Variable Interest Entities
We are involved with various types of variable interest entities, or VIEs, as defined by GAAP, some of which are recorded in our consolidated financial statements and all of which are described below. We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 2.
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2012 and December 31, 2011, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.75 billion and $2.81 billion, respectively, and other short-term borrowings of $2.25 billion and $2.29 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.3 years at March 31, 2012, compared to approximately 7.4 years at December 31, 2011.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.30 billion and $669 million, respectively, at March 31, 2012, none of which were utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Collateralized Debt Obligations
We serve as collateral manager for a series of collateralized debt obligations, or CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

beneficiary of these VIEs, and do not record them in our consolidated financial statements. As of both March 31, 2012 and December 31, 2011, the aggregate notional amount of these CDOs was $400 million. As of March 31, 2012 and December 31, 2011, the carrying amount of the underlying collateral was $154 million and $166 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.
Note 8.    Shareholders’ Equity
In March 2012, our Board of Directors approved a new program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. No shares were purchased by us under this program during the three months ended March 31, 2012. In April 2012, we purchased approximately 1.62 million shares of our common stock at an aggregate cost of approximately $74 million. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
The following table presents the after-tax components of accumulated other comprehensive loss as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011
Foreign currency translation	$146
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	$(14)

Net unrealized gains on available-for-sale securities portfolio	260	110
Net unrealized losses related to reclassified available-for-sale securities	(167)	(189)
Net unrealized gains (losses) on available-for-sale securities	93	(79)

Net unrealized losses on available-for-sale securities designated in fair value hedges	(178)	(210)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	(13)	(17)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(83)	(86)
Net unrealized losses on cash flow hedges	(4)	(5)
Minimum pension liability	(246)	(248)
Total	$(299)	$(659)
For the three months ended March 31, 2012, we realized net gains of $19 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in other comprehensive income, or OCI, as of December 31, 2011, net of deferred taxes of $9 million, related to these sales.
For the three months ended March 31, 2011, we realized net gains of $4 million from sales of available-for-sale securities. Unrealized pre-tax gains of $47 million were included in OCI as of December 31, 2010, net of deferred taxes of $19 million, related to these sales.

Note 9.    Fair Value
Fair Value Measurements
We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of OCI within shareholders' equity in our consolidated statement of condition.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Our level 1 financial assets and liabilities primarily include positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities. We carry U.S. government securities in our available-for-sale portfolio in connection with our asset and liability management activities. Our level 1 financial assets also include active exchange-traded equity securities.
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

Our level 2 financial assets and liabilities primarily include trading account assets and fixed-income investment securities, as well as various types of foreign exchange and interest-rate derivative instruments.
For investment securities categorized in level 2, fair value is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.
The fair value of the derivative instruments categorized in level 2 predominantly represents foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the three months ended March 31, 2012 or 2011.
Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the financial asset or liability, and are based on the best available information, some of which is internally developed. The following provides a more detailed discussion of our financial assets and liabilities that we may categorize in level 3 and the related valuation methodology.

•
For investment securities, fair value is measured using information obtained from third-party sources, typically non-binding broker or dealer quotes, or through the use of internal pricing models. Management evaluated its methodologies used to determine fair value, but considered the level of observable market information to be insufficient to categorize the securities in level 2.

•
Foreign exchange contracts carried in other assets and accrued expenses and other liabilities are primarily composed of options. The fair value of foreign exchange options is measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

•
The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and accrued expenses and other liabilities, is measured using a matrix pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. The fair value measurement process for our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, independent of the business units that carry the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee, which is composed of senior management from independent business units, Enterprise Risk Management and Corporate Finance, oversees adherence to State Street's valuation policies.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The valuation group performs independent validation of the pricing information obtained from third-party sources in order to evaluate reasonableness. As of March 31, 2012, pricing of the level-3 securities in the investment portfolio consisted of non-binding broker or dealer quotes and internal model pricing. These non-binding quotes and internal model pricing inputs composed approximately 92% and 8%, respectively, of the total fair value of the investment securities categorized in level 3 as of that date. On a monthly basis, analyses are performed which include a review of price changes relative to overall trends, credit analysis and other relevant procedures (see below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unusual pricing movements.These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained independent of the third-party pricing source. The recalculated prices are compared to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, a recommendation is presented to the Valuation Committee for review and consideration.
Independent validation is also performed on fair value measurements determined using internal pricing models. The models are subject to independent validation through our Model Assessment Committee, a corporate risk committee that provides technical recommendations to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price valuation adjustments, are developed by the business units and independently reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
In measuring fair value, management judgment needs to be exercised. The level of subjectivity and the degree of management judgment required is more significant for financial instruments valued using inputs that are not observable. The areas requiring significant judgment are identified, documented and reported to the Valuation Committee as part of the valuation control framework. We believe that our valuation methods are appropriate; however, the use of different methodologies or assumptions, particularly as they apply to level-3 financial assets and liabilities, could materially affect fair value measurements as of the reporting date.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition as of the dates indicated. No significant transfers of financial assets or liabilities between levels 1 and 2 occurred during the three months ended March 31, 2012 or the year ended December 31, 2011.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	545				545
Other	57	$151			208
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	609	1,115			1,724
Mortgage-backed securities	—	31,805	$912		32,717
Asset-backed securities:
Student loans	—	16,256	511		16,767
Credit cards	—	10,091	119		10,210
Sub-prime	—	1,379	—		1,379
Other	—	589	3,090		3,679
Total asset-backed securities	—	28,315	3,720		32,035
Non-U.S. debt securities:
Mortgage-backed securities	—	11,102	469		11,571
Asset-backed securities	—	3,925	1,035		4,960
Government securities	—	1,703	—		1,703
Other	—	3,369	314		3,683
Total non-U.S. debt securities	—	20,099	1,818		21,917
State and political subdivisions	—	7,138	50		7,188
Collateralized mortgage obligations	—	4,086	193		4,279
Other U.S. debt securities	—	4,051	—		4,051
U.S. equity securities	—	673	—		673
Non-U.S. equity securities	2	118	—		120
Total investment securities available for sale	611	97,400	6,693		104,704
Other assets:
Derivative instruments:
Foreign exchange contracts	—	6,942	127
Interest-rate contracts	—	201	—
Total derivative instruments	—	7,143	127	$(3,598)	3,672
Other	124	—	—	—	124
Total assets carried at fair value	$1,357	$104,694	$6,820	$(3,598)	$109,273
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Non-U.S. government securities	$34				$34
Derivative instruments:
Foreign exchange contracts	—	$6,515	$126
Interest-rate contracts	—	389	—
Other	—	—	9
Total derivative instruments	—	6,904	135	$(2,936)	4,103
Other	124	—	20	—	144
Total liabilities carried at fair value	$158	$6,904	$155	$(2,936)	$4,281

(1)

Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.02 billion and $357 million, respectively, for cash collateral received from and deposited with derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

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
Derivatives instruments:
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three months ended March 31, 2012 and 2011. Transfers into and out of level 3 are reported as of the beginning of the period. During the three months ended March 31, 2012 and 2011, transfers out of level 3 were substantially related to certain mortgage- and asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at March 31, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$1,189		$(251)						$(26)	$912
Asset-backed securities:
Student loans	860		(341)	$1	$(2)				(7)	511
Credit cards	91	$21	—	1	—	$67		$(61)	—	119
Other	2,798	—	—	10	16	355		(12)	(77)	3,090
Total asset-backed securities	3,749	21	(341)	12	14	422		(73)	(84)	3,720
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,157)	—	1	159		—	9	469
Asset-backed securities	1,768	—	(1,084)	—	(1)	366		—	(14)	1,035
Other	71	—	(65)	—	—	308		—	—	314
Total non-U.S. debt securities	3,296	—	(2,306)	—	—	833		—	(5)	1,818
State and political subdivisions	50	—	—	—	1	—		—	(1)	50
Collateralized mortgage obligations	227	—	(132)	134	—	106		—	(142)	193
Other U.S. debt securities	2	—	—	—	—	—		—	(2)	—
Total investment securities available for sale	8,513	21	(3,030)	146	15	1,361		(73)	(260)	6,693
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(65)	—	110		—	(86)	127	$(47)
Interest-rate contracts	10	—	—	(10)	—	—		1	(1)	—	—
Total derivative instruments	178	—	—	(75)	—	110		1	(87)	127	(47)
Total assets carried at fair value	$8,691	$21	$(3,030)	$71	$15	$1,471	—	$(72)	$(347)	$6,820	$(47)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at March 31, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(75)			$111		$(71)	$126	$(51)
Interest-rate contracts	11			(9)			—		(2)	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(84)			111		(73)	135	(51)
Other	20			—			—		—	20	—
Total liabilities carried at fair value	$201	—	—	$(84)	—	—	$111		$(73)	$155	$(51)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at March 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$673		$(403)		$1	$636			$(9)	$898
Asset-backed securities:
Student loans	1,234		(33)	$2	1	121			(17)	1,308
Credit cards	43		—	1	(1)	31			1	75
Other	2,000		—	8	45	275			(80)	2,248
Total asset-backed securities	3,277		(33)	11	45	427			(96)	3,631
Non-U.S. debt securities:
Mortgage-backed securities	396		(198)	—	—	473			11	682
Asset-backed securities	740		(60)	—	11	491			(57)	1,125
Government securities	1		—	—	1	—			(2)	—
Other	8		—	—	(1)	—			(1)	6
Total non-U.S. debt securities	1,145		(258)	—	11	964			(49)	1,813
State and political subdivisions	50		—	—	1	—			—	51
Collateralized mortgage obligations	359		(132)	133	(2)	23			(153)	228
Other U.S. debt securities	3		—	—	—	—			—	3
Total investment securities available for sale	5,507		(826)	144	56	2,050			(307)	6,624
Other assets:
Derivative instruments:
Foreign exchange contracts	254	$1	—	(87)	—	117			(58)	227	$(46)
Interest-rate contracts	—	—	—	—	—	8			—	8	—
Total derivative instruments	254	1	—	(87)	—	125			(58)	235	(46)
Total assets carried at fair value	$5,761	$1	$(826)	$57	$56	$2,175	—	—	$(365)	$6,859	$(46)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at March 31, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260	$1		$(78)				$117	$(68)	$232	$(47)
Other	9	—		—				—	—	9	—
Total derivative instruments	269	1		(78)				117	(68)	241	(47)
Total liabilities carried at fair value	$269	$1	—	$(78)	—	—	—	$117	$(68)	$241	$(47)

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2012	Total Realized and Unrealized Gains (Losses) Recorded in Revenue	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at March 31, 2011
Fee revenue:
Trading services	$9	$4	$(9)	$1
Total fee revenue	9	4	(9)	1
Net interest revenue	146	—	144	—
Total revenue	$155	$4	$135	$1

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information with respect to the significant unobservable inputs associated with the measurement of the fair value of our level-3 financial assets and liabilities that were readily available to us as of March 31, 2012:

	Quantitative Information about Level-3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Input	Weighted-Average
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$315	Discounted cash flows	Credit spread	1.2%
Asset-backed securities, credit cards	31	Discounted cash flows	Credit spread	6.0%
Asset-backed securities, other	104	Discounted cash flows	Credit spread	1.2%
Non-U.S. debt securities, other	5	Discounted cash flows	Discount rates	15.0%
			Expected recovery	10.0%
			Expected maturity	10.8 yrs
State and political subdivisions	50	Discounted cash flows	Credit spread	1.8%
Derivative instruments, foreign exchange contracts	127	Option model	Volatility	11.8%
Total	$632

Liabilities:
Derivative instruments, foreign exchange contracts	$126	Option model	Volatility	11.8%
Derivative instruments, other	9	Discounted cash flows	Participant redemptions	5.0%
Total	$135

The following table presents information with respect to the composition of our level-3 financial assets and liabilities by availability of significant unobservable inputs as of March 31, 2012:

	Fair Value at March 31, 2012
(In millions)	Significant Unobservable Inputs Readily Available to State Street (1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available (2)	Total Assets and Liabilities with Significant Unobservable Inputs
Assets:
Mortgage-backed securities		$912	$912
Asset-backed securities, student loans	$315	196	511
Asset-backed securities, credit cards	31	88	119
Asset-backed securities, other	104	2,986	3,090
Non-U.S. debt securities, mortgage-backed securities	—	469	469
Non-U.S. debt securities, asset-backed securities	—	1,035	1,035
Non-U.S. debt securities, other	5	309	314
State and political subdivisions	50	—	50
Collateralized mortgage obligations	—	193	193
Derivative instruments,foreign exchange contracts	127	—	127
Total	$632	$6,188	$6,820

Liabilities:
Derivative instruments, foreign exchange contracts	$126		$126
Derivative instruments, other	9		9
Other	—	$20	20
Total	$135	$20	$155

(1) Information with respect to these model-priced financial assets and liabilities is provided in the preceding table.
(2) These financial assets and liabilities are priced using non-binding broker or dealer quotes.
For recurring level-3 fair value measurements for which significant unobservable inputs are readily available to State Street as of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

March 31, 2012, the sensitivity of the fair value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

•
The significant unobservable input used in the measurement of the fair value of our asset-backed securities and investment securities issued by state and political subdivisions is the credit spread. Significant increases (decreases) in the credit spread would result in measurements of significantly lower (higher) fair value.

•
The significant unobservable inputs used in the measurement of the fair value of our other non-U.S. debt securities, specifically securities backed by sovereign trade credit obligations, are discount rates, expected recovery and expected maturity. Significant increases (decreases) in the discount rate and the expected maturity in isolation would result in measurements of significantly lower (higher) fair value. A significant increase (decrease) in the expected recovery would result in measurements of significantly higher (lower) fair value. However, a change in the discount rate plays a much more significant role in the measurement of fair value.

•
The significant unobservable input used in the measurement of the fair value of our foreign exchange option contracts is the implied volatility surface. A significant increase (decrease) in the implied volatility surface would result in measurements of significantly higher (lower) fair value.

•
The significant unobservable input used in the measurement of the fair value of our other derivative instruments, specifically stable value wrap contracts, is participant redemptions. Increased volatility of redemptions may result in changes to the measurement of fair value. Generally, significant increases (decreases) in participant redemptions may result in measurements of significantly higher (lower) fair value.

Fair Values of Financial Instruments
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by GAAP, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair value estimates is not required by GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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
The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy as of March 31, 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair Value Hierarchy
(In millions)	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
Financial Assets:
Cash and due from banks	$1,383	$1,383	$1,383
Interest-bearing deposits with banks	26,709	26,709		$26,709
Securities purchased under resale agreements	7,895	7,895	—	7,895
Investment securities held to maturity	8,668	8,842	—	8,806	$36
Loans (excluding leases)	11,011	11,000	—	9,723	1,277
Financial Liabilities:
Deposits:
Noninterest-bearing	37,201	37,201	—	37,201	—
Interest-bearing-U.S.	2,731	2,731	—	2,731	—
Interest-bearing-non-U.S.	90,248	90,248	—	90,248	—
Securities sold under repurchase agreements	7,836	7,836	—	7,836	—
Federal funds purchased	222	222	—	222	—
Other short-term borrowings	4,759	4,759	—	4,759	—
Long-term debt	8,117	8,301	—	—	8,301
The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding the aforementioned short-duration financial instruments and financial assets and liabilities carried at fair value on a recurring basis, as of December 31, 2011:

(In millions)	Reported Amount	Fair Value
Financial Assets:
Investment securities held to maturity	$9,321	$9,362
Net loans (excluding leases)	8,777	8,752

Financial Liabilities:
Long-term debt	8,131	8,206

Note 10.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures.
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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Collateral received and collateral provided in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2012 and December 31, 2011, we had recorded approximately $1.21 billion and $1.15 billion, respectively, of cash collateral received and approximately $1.07 billion and $1.48 billion, respectively, of cash collateral provided in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2012 totaled approximately $412 million, against which we had posted aggregate collateral of approximately $9 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2012 was approximately $403 million. Such accelerated settlement would not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading revenue and to manage volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility.
With respect to cross-border investing, clients have a need for foreign exchange forward contracts to convert currency for international investment and to manage the currency risk in their investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of our clients' needs with respect to their management of currency risk. As part of our trading activities, we may assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. In the aggregate, positions are matched closely to minimize currency and interest-rate risk.
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non- affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 6, individually as derivatives not designated as hedging instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

sheet assets or liabilities. When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.
 Fair value hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in fair value of recognized assets and liabilities. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness. We use interest-rate or foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or foreign exchange rates.
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.3 years as of March 31, 2012, compared to 7.4 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on two senior notes and two subordinated notes from fixed rates to floating rates. The senior notes mature in 2016 and 2021; one pays fixed interest at a 2.875% annual rate and the other pays fixed interest at a 4.375% annual rate. The subordinated notes mature in 2018; one pays fixed interest at a 4.956% annual rate and the other pays fixed interest at a 5.25% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the subordinated notes stemming from changes in the benchmark interest rates.
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
Cash flow hedges
Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Ineffectiveness of cash flow hedges is defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction.
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 2.6 years as of March 31, 2012, compared to 2.8 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset and liability management activities as of the dates indicated:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$45,491	$238,008
Options and caps purchased	95	1,431
Options and caps written	95	1,324
Futures	52,158	66,620
Foreign exchange contracts:
Forward, swap and spot	828,436	1,033,045
Options purchased	13,610	11,215
Options written	12,976	12,342
Credit derivative contracts:
Credit default swap agreements	95	105
Other:
Stable value contracts	38,734	40,963
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	3,832	3,872
Foreign exchange contracts:
Forwards	2,379	2,613
In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	March 31, 2012			December 31, 2011
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,254	$128	$1,382	$1,298	$124	$1,422
Long-term debt(1)	2,450	—	2,450	2,450	—	2,450
Total	$3,704	$128	$3,832	$3,748	$124	$3,872

(1)
As of March 31, 2012 and December 31, 2011, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $125 million and $140 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.93%	3.23%	3.55%	3.20%

The following table presents the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 9.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	March 31, 2012		March 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$7,060	Other liabilities	$6,611
Interest-rate contracts	Other assets	98	Other liabilities	121
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$7,158		$6,741
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$103	Other liabilities	$268
Foreign exchange contracts	Other assets	9	Other liabilities	30
Total		$112		$298

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$12,210	Other liabilities	$12,315
Interest-rate contracts	Other assets	1,682	Other liabilities	1,688
Other derivative contracts	Other assets	1	Other liabilities	10
Total		$13,893		$14,013
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$123	Other liabilities	$293
Foreign exchange contracts	Other assets	3	Other liabilities	37
Total		$126		$330

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended
(In millions)		March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue	$(88)	$(10)
Interest-rate contracts	Processing fees and other revenue	2	—
Foreign exchange contracts	Trading services revenue	217	159
Foreign exchange contracts	Processing fees and other revenue	(2)	5
Total		$129	$154

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended			Three Months Ended
(In millions)		March 31, 2012			March 31, 2012
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$(16)	Long- term debt	Processing fees and other revenue	$13
Interest-rate contracts	Processing fees and other revenue	25	Available- for-sale securities	Processing fees and other revenue	(27)
Foreign exchange contracts	Processing fees and other revenue	30	Investment securities	Processing fees and other revenue	(30)
Total		$39			$(44)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended			Three Months Ended
(In millions)		March 31, 2011			March 31, 2011
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$(3)	Long- term debt	Processing fees and other revenue	$3
Interest-rate contracts	Processing fees and other revenue	26	Available- for-sale securities	Processing fees and other revenue	(25)
Total		$23			$(22)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2012		March 31, 2012		March 31, 2012
Derivatives designated as cash flow hedges:
Interest-rate contracts	$1	Net interest revenue	$(2)	Net interest revenue	$1
Total	$1		$(2)		$1

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2011		March 31, 2011		March 31, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	—	Net interest revenue	$(2)	Net interest revenue	$1
Total	—		$(2)		$1

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Interest revenue:
Deposits with banks	$42	$27
Investment securities:
U.S. Treasury and federal agencies	199	206
State and political subdivisions	54	56
Other investments	405	355
Securities purchased under resale agreements	9	10
Loans and leases	55	80
Other interest-earning assets	1	—
Total interest revenue	765	734
Interest expense:
Deposits	53	58
Short-term borrowings	18	27
Long-term debt	66	71
Other interest-bearing liabilities	3	1
Total interest expense	140	157
Net interest revenue	$625	$577

Note 12.    Acquisition and Restructuring Costs
The following table presents acquisition and restructuring costs incurred in the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Acquisition costs	$13	$14
Restructuring charges, net	8	5
Total	$21	$19

Acquisition Costs
The acquisition costs incurred in the three months ended March 31, 2012 were composed of $13 million of integration costs incurred primarily in connection with our acquisition of the Intesa securities services business. The acquisition costs

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

incurred in the three months ended March 31, 2011 were composed of $14 million of integration costs primarily associated with the Intesa securities services business and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
The net restructuring charges of $8 million incurred in the three months ended March 31, 2012, more fully described below, included $15 million related to the business operations and information technology transformation program offset by a $7 million credit related to our expense control measures, specifically our withdrawal from our fixed-income trading initiative. The restructuring charges of $5 million incurred in the three months ended March 31, 2011 related to the business operations and information technology transformation program.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $304 million, composed of $15 million in the three months ended March 31, 2012, $133 million in 2011 and $156 million in 2010.
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
In 2010, in connection with the program, we initiated a reduction of 1,400 employees, or approximately 5% of our global workforce, which was substantially completed by the end of 2011. In 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees who will be provided with severance and outplacement services as their roles are eliminated. As of March 31, 2012, in connection with the planned aggregate staff reductions of 1,930 employees described above, 1,381 employees had been involuntarily terminated and left State Street, including 49 employees during the three months ended March 31, 2012.
Expense Control Measures
During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and also recorded a net credit adjustment of $7 million during the three months ended March 31, 2012, in our consolidated statement of income.
 The charges included costs related to severance, benefits and outplacement services related to both the withdrawal from the fixed-income initiative and the other targeted staff reductions. In addition, the charges included costs associated with fair- value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative, and costs related to other asset write-downs and contract terminations. In connection with the employee-related actions, we identified 442 employees who will be provided with severance and outplacement services as their roles are eliminated. As of March 31, 2012, 230 employees had been involuntarily terminated and left State Street, including approximately 215 employees during the three months ended March 31, 2012.
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and expense control measures, for the three months ended March 31, 2012:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	Employee- Related Costs	Real Estate Consolidation	IT Transition Costs	Fixed-Income Trading Portfolio	Asset and Other Write-offs	Total
Balance at December 31, 2011	$162	$39	$33	$38	$15	$287
Additional accruals for business operations and information technology transformation program	—	3	12	—	—	15
Accruals for expense control measures	3	—	—	(10)	—	(7)
Payments and adjustments	(37)	(1)	(11)	(24)	(4)	(77)
Balance at March 31, 2012	$128	$41	$34	$4	$11	$218

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2012	2011
Net income	$427	$471
Less:
Preferred stock dividends	(7)	—
Dividends and undistributed earnings allocated to participating securities(1)	(3)	(5)
Net income available to common shareholders	$417	$466

Average common shares outstanding (in thousands):
Basic average common shares	484,942	497,471
Effect of dilutive securities: common stock options and common stock awards	5,512	3,509
Diluted average common shares	490,454	500,980
Anti-dilutive securities(2)	1,470	1,311

Earnings per Common Share:
Basic	$.86	$.94
Diluted(3)	.85	.93

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
Note 14.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital allocation methodologies with respect to these lines of business, is provided in note 24 to the consolidated financial statements included in our 2011 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2012 included acquisition-related integration costs; net restructuring charges associated with our business operations and information

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

technology transformation program and expense control measures; and litigation settlement costs. The "Other" column for 2011 included acquisition-related integration costs and restructuring charges associated with our business operations and information technology transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

	Three Months Ended March 31,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,078	$1,095					$1,078	$1,095
Management fees	—	—	$236	$236			236	236
Trading services	280	302	—	—			280	302
Securities finance	88	59	9	7			97	66
Processing fees and other	60	69	34	23			94	92
Total fee revenue	1,506	1,525	279	266			1,785	1,791
Net interest revenue	604	548	21	29			625	577
Gains (Losses) related to investment securities, net	11	(7)	—	—			11	(7)
Total revenue	2,121	2,066	300	295			2,421	2,361
Provision for loan losses	—	(1)	—	—			—	(1)
Expenses from operations	1,563	1,448	236	235			1,799	1,683
Acquisition and restructuring costs, net	—	—	—	—	$21	$19	21	19
Litigation settlement costs	—	—	—	—	15	—	15	—
Total expenses	1,563	1,448	236	235	36	19	1,835	1,702
Income from continuing operations before income taxes	$558	$619	$64	$60	$(36)	$(19)	$586	$660
Pre-tax margin	26%	30%	21%	20%
Average assets (in billions)	$184.1	$154.0	$4.1	$4.6			$188.2	$158.6

Note 15.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing assets and business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments have been applied to determine the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset and liability management policies and the allocation of certain indirect corporate expenses. Interest expense allocations are based on the average cost of short-term borrowings.
The following table presents our non-U.S. financial results for the periods indicated. Results for 2011 reflect the retroactive effect of management changes in methodology related to funds transfer pricing and direct and indirect expense allocation in 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2012	2011
Total fee revenue	$738	$743
Net interest revenue	210	218
Gains (Losses) related to investment securities, net	3	(6)
Total revenue	951	955
Expenses	789	769
Income before income taxes	162	186
Income tax expense	40	48
Net income	$122	$138
Non-U.S. revenue for the three months ended March 31, 2012 and 2011 included $242 million and $227 million, respectively, in the U.K., primarily from our London operations.
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	March 31, 2012	December 31, 2011
Interest-bearing deposits with banks	$15,901	$10,772
Investment securities	27,315	25,376
Other assets	9,391	12,573
Total non-U.S. assets	$52,607	$48,721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the "Corporation") as of March 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
/s/ Ernst & Young LLP
Boston, Massachusetts
May 4, 2012

FORM 10-Q PART I CROSS-REFERENCE INDEX
The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On March 14, 2012, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. We did not purchase any of our common stock during the first quarter of 2012.

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 88 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date: May 4, 2012	By:	/s/ EDWARD J. RESCH
Edward J. Resch,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2012	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Condition as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Condensed Notes to Consolidated Financial Statements.