Form 10-Q
period 2012-06-30
STATE STREET CORP
filed 2012-08-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of State Street’s common stock outstanding on July 31, 2012 was 479,105,319

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At June 30, 2012, we had total assets of $200.78 billion, total deposits of $143.77 billion, total shareholders' equity of $19.90 billion and 29,665 employees. With $22.42 trillion of assets under custody and administration and $1.91 trillion of assets under management at June 30, 2012, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011, referred to as our 2011 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current period classifications.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The significant accounting policies that require us to make estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods, are accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these significant accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management’s Discussion and Analysis in our 2011 Form 10-K. We did not change these significant accounting policies during the first six months of 2012.
Certain financial information presented in this Management's Discussion and Analysis is prepared on both a GAAP, or reported, basis and a non-GAAP, or operating, basis. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its nearest GAAP-basis measure.

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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and may include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties to the current sovereign debt risks in Europe and other regions and of their actual or perceived creditworthiness, as reflected in recent credit downgrades of many major banks;

•	financial market disruptions or economic recession, whether in the U.S., Europe or other regions internationally;

•
increases in the volatility of, or declines in the level of, our net interest revenue, the impact of a prolonged period of low interest rates on our net interest margin and operating model, changes in the composition of the assets recorded in our consolidated statement of condition and the possibility that we may be required to change the manner in which we fund those assets;

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

•
the manner in which the Federal Reserve and other regulators implement the Dodd-Frank Act, Basel III, European directives with respect to banking and financial instruments and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our operating model, increased costs or other changes to the provision of our services;

•
adverse changes in required regulatory capital ratios, whether arising under the Dodd-Frank Act, Basel II or Basel III, or due to changes in regulatory positions or regulations in jurisdictions in which we engage in banking activities;

•
our ability to obtain approvals required by the Federal Reserve or other regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and equity repurchases or redemptions, that may restrict or limit our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives, which approvals with respect to certain matters, such as capital plans, are subject to reconsideration by regulators in light of changes in market conditions or developments specific to us;

•
our ability to implement our regulatory capital plans submitted to, with no objection raised by, the Federal Reserve, and the effects of market conditions or other factors on the results of the stress tests underlying those capital plans,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

particularly if the Federal Reserve determines that our consolidated results of operations or financial prospects or our intended uses of our regulatory capital change our regulatory capital outlook, to the extent that such outlook does not permit us to continue to return capital to shareholders at the levels contemplated by our capital plans;

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

•
the results of, and costs associated with, government investigations, litigation, and similar claims, disputes, or proceedings, including results requiring the payment of multiple, punitive, consequential or other damages that may substantially exceed the amount of direct damages;

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

•
our ability to recognize emerging needs of clients and to develop products that are responsive to such trends and profitable to the company; the performance of and demand for the products and services we offer, including the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products; and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

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

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Total fee revenue	$1,778	$1,892	(6)%	$3,563	$3,683	(3)%
Net interest revenue	672	572	17	1,297	1,149	13
Gains (Losses) related to investment securities, net	(27)	27		(16)	20
Total revenue	2,423	2,491	(3)	4,844	4,852	—
Provision for loan losses	(1)	2		(1)	1
Expenses:
Expenses from operations	1,728	1,757	(2)	3,527	3,440	3
Acquisition costs	15	13		28	27
Restructuring charges	22	4		30	9
Litigation settlement costs	7	—		22	—
Total expenses	1,772	1,774	—	3,607	3,476	4
Income before income tax expense	652	715	(9)	1,238	1,375	(10)
Income tax expense	162	202		321	391
Net income	$490	$513	(4)	$917	$984	(7)
Adjustments to net income:
Dividends on preferred stock	$(7)	$(7)		$(14)	$(7)
Earnings allocated to participating securities(1)	(3)	(4)		(6)	(9)
Net income available to common shareholders	$480	$502		$897	$968
Earnings per common share:
Basic	$1.00	$1.01		$1.86	$1.95
Diluted	.98	1.00	(2)	1.83	1.93	(5)
Average common shares outstanding (in thousands):
Basic	481,404	496,806		483,165	497,137
Diluted	488,518	501,044		489,145	500,753
Cash dividends declared per common share	$.24	$.18		$.48	$.36
Return on average common equity	10.0%	10.6%		9.4%	10.6%

(1)	Refer to note 13 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Highlights
On July 17, 2012, we announced an agreement to acquire Goldman Sachs Administration Services, or GSAS, a global hedge fund administrator with approximately $200 billion in hedge fund assets under administration, in a cash transaction with a total purchase price of approximately $550 million, subject to certain adjustments. Pending regulatory approvals and other customary closing conditions, we expect to complete the acquisition in the fourth quarter of 2012. As of June 30, 2012, we had hedge fund assets under administration of approximately $497 billion and aggregate alternative assets under administration of approximately $877 billion. GSAS hedge fund assets under administration are not included in these amounts.
The following "Significant Developments" and "Financial Results" sections provide information related to notable actions we took in the second quarter of 2012, as well as highlights of our financial results for the second quarter of 2012 presented in the preceding table. Additional information about our financial results is provided under “Consolidated Results of Operations,” which follows these sections.
Significant Developments
During the second quarter, we declared a quarterly common stock dividend of $0.24 per share, or approximately $115 million, which was paid in July 2012. This dividend, together with a dividend of $0.24 per share, or approximately $118 million, declared in the first quarter of this year and paid in April 2012, totals $0.48 per share, or approximately $233 million, for the first half of 2012, compared to aggregate dividends of $0.36 per share, or approximately $181 million, for the first six months of 2011. We also purchased approximately 11.1 million shares of our common stock under the program approved by the Board of Directors in March 2012, under which we are authorized to purchase up to $1.8 billion of our common stock through March 31, 2013. The shares were purchased at an average and aggregate cost of $43.26 and $480 million, respectively. This new program follows our 2011 common stock purchase program, under which we purchased 16.31 million shares of our common stock at an average and aggregate cost of $41.38 and $675 million, respectively, from May 2011 through November 2011.
During the second quarter, we continued the implementation of our business operations and information technology transformation program. With respect to this program, in 2011 we achieved approximately $86 million of annual pre-tax, run-rate expense savings compared to our 2010 run-rate expense base, previously disclosed in our 2011 Form 10-K, of approximately $6.18 billion of expenses from operations, all else being equal. In addition to the $86 million of annual pre-tax, run-rate expense savings already achieved in 2011, we expect to achieve additional annual pre-tax, run-rate expense savings in 2012 in the range of approximately $90 million to $100 million compared to our above-described 2010 run-rate expense base, all else being equal. These annual pre-tax, run-rate expense savings relate only to the business operations and information technology transformation program. Our actual expenses from operations may increase or decrease as a result of other factors.
Additional information about our business operations and information technology transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.
Financial Results
Total revenue for the second quarter of 2012 decreased 3% compared to the same period in 2011, primarily the result of a 6% decrease in fee revenue, partly offset by a 17% increase in net interest revenue.
Servicing fees declined 3% from last year's second quarter, generally reflective of weakness in non-U.S. markets and the impact of the weaker Euro, as well as changes in asset mix, partly offset by the impact of new business installed and slight improvement in the S&P 500 index. Servicing fees generated outside the U.S. during the second quarter of 2012 and the second quarter of 2011 were approximately 42% and 43%, respectively, of total servicing fees. Management fees declined 2% in the same comparison, as changes in worldwide equity market valuations were mixed. Average month-end equity valuations for the S & P 500 Index were up 1%, and for the MSCI® EAFE Indexes were down approximately 18%, from the second quarter of 2011. Management fees generated outside the U.S. during the second quarter of 2012 and the second quarter of 2011 were approximately 36% and 45%, respectively, of total management fees.
Trading services revenue declined 18% from last year's second quarter, mainly from lower currency volatility in foreign exchange, reflective of weak capital markets, partly offset by higher foreign exchange trading volumes, and lower revenue from both transition management and sales and trading. Securities finance revenue increased 4% as a result of higher spreads, partly offset by lower lending volumes associated with reduced demand.
During the second quarter of 2012, we recorded net interest revenue of $672 million, a 17% increase compared to $572 million for the second quarter of 2011. On a fully taxable-equivalent basis, net interest revenue in the second quarter of 2012 increased 16%, to $703 million from $605 million. These net interest revenue amounts included $74 million and $51 million,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 asset-backed commercial paper conduit consolidation. Fully taxable-equivalent net interest revenue also reflected tax-equivalent adjustments for the second quarter of 2012 and 2011 of $31 million and $33 million, respectively. Discount accretion is more fully discussed in “Net Interest Revenue” under “Consolidated Results of Operations” in this Management's Discussion and Analysis.
Both increases in net interest revenue (GAAP-basis and fully taxable-equivalent) were the result of the impact of higher levels of interest-earning assets associated with the investment of a higher level of client deposits, mainly increases in interest-bearing deposits with banks and investment portfolio securities; higher yields on U.S. floating-rate securities due to movements in short-term LIBOR rates; lower funding costs; and the above-described increase in discount accretion. These increases were partly offset by lower yields on fixed-rate securities. Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 4 basis points to 1.72% in the second quarter of 2012 from 1.76% in the second quarter of 2011. The investment of the incremental client deposits increased our average interest-earning assets; however, they negatively affected our net interest margin.
Total expenses of $1.77 billion for the second quarter of 2012 were approximately flat with the second quarter of 2011. Compensation and employee benefits expenses declined 7%, or $67 million, compared to the second quarter of 2011, due to lower incentive compensation, offset by increases in other expenses and acquisition and restructuring costs. Total expenses for the second quarter of 2012 included approximately $25 million of non-recurring costs related to the business operations and information technology transformation program, $20 million of which were included in compensation and benefits expenses, compared to $16 million of non-recurring costs for the second quarter of 2011. The 2011 costs were substantially all in compensation and benefits expenses. These non-recurring costs are not expected to be incurred after the program is fully implemented.
During the second quarter of 2012, we secured mandates for approximately $133 billion of new business in assets to be serviced; of the total, $79 billion was installed prior to June 30, 2012, with the remaining $54 billion expected to be installed during the remainder of 2012 and later. In the second quarter of 2012, we also installed approximately $51 billion of new business in assets to be serviced that we were awarded in periods prior to the second quarter of 2012. The new business not installed by June 30, 2012 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for the second quarter of 2012, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods. We will provide various services for these assets including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services and investment manager operations outsourcing.
During the second quarter of 2012, SSgA recorded net lost business in managed assets of approximately $6 billion; this net lost business was composed of $7 billion of net inflows into exchange-traded funds, or ETFs; approximately $1 billion of net inflows into institutional and fixed-income funds, primarily passive; approximately $12 billion of outflows from managed cash, mainly related to declines in securities lending collateral as the impact of dividend season in Europe abated; and approximately $2 billion of outflows from active and enhanced equity funds, as clients shifted their investment preferences.
An additional $21 billion of new business, awarded to SSgA but not installed by June 30, 2012, was not included in assets under management at that date, and had no impact on management fee revenue for the second quarter of 2012, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months of 2012 compared to the same periods in 2011, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TOTAL REVENUE
Information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2011 Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Fee revenue:
Servicing fees	$1,086	$1,124	(3)%	$2,164	$2,219	(2)%
Management fees	246	250	(2)	482	486	(1)
Trading services	255	311	(18)	535	613	(13)
Securities finance	143	137	4	240	203	18
Processing fees and other	48	70	(31)	142	162	(12)
Total fee revenue	1,778	1,892	(6)	3,563	3,683	(3)

Net interest revenue:
Interest revenue	786	719	9	1,551	1,453	7
Interest expense	114	147	(22)	254	304	(16)
Net interest revenue	672	572	17	1,297	1,149	13

Gains (Losses) related to investment securities, net	(27)	27		(16)	20
Total revenue	$2,423	$2,491	(3)	$4,844	$4,852	—
Fee Revenue
Servicing and management fees collectively composed approximately 75% and 74% of our total fee revenue for the second quarter and first six months of 2012, respectively, compared to approximately 73% of our total fee revenue for both corresponding periods in 2011. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
 Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration, while management fees are affected by changes in month-end valuations of assets under management. Additional factors, such as asset mix, the level of transaction volumes, changes in service level, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.
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
The following table presents selected equity market indices as of June 30, 2012 and 2011, and for the quarters and six months then ended. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect our servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,350	1,318	2%	1,357	1,343	1%	1,362	1,321	3%
NASDAQ®	2,926	2,765	6	2,936	2,827	4	2,935	2,774	6
MSCI EAFE®	1,427	1,710	(17)	1,424	1,746	(18)	1,423	1,708	(17)
	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,349	1,310	3%	1,359	1,328	2%
NASDAQ®	2,917	2,752	6	2,947	2,791	6
MSCI EAFE®	1,471	1,705	(14)	1,480	1,731	(15)
Servicing Fees
The decreases in servicing fees of 3% and 2% for the second quarter and first six months of 2012, respectively, compared to the same periods in 2011 primarily resulted from weakness in non-U.S. markets and the impact of the weaker Euro, as well as changes in asset mix, as clients shifted their investment preferences from equity funds to fixed-income and government funds. These factors were partly offset by the impact of new business installed on current-period revenue and slight improvement in the S&P 500 index, as presented in the foregoing "INDEX" table. For both the second quarter and first six months of 2012, servicing fees generated outside the U.S. were approximately 42% of total servicing fees compared to approximately 43% and 42% for the second quarter and first six months of 2011, respectively.
As of June 30, 2012, our total assets under custody and administration, presented in the following tables, were $22.42 trillion, compared to $21.81 trillion as of December 31, 2011 and $22.76 trillion as of June 30, 2011. The increase from December 2011 to June 2012 primarily resulted from net increases in equity market valuations, as well as the installation of new servicing business and net client subscriptions, partially offset by the impact of foreign currency translation. The slight decrease in the June-to-June comparison primarily resulted from the impact of foreign currency translation, partly offset by the installation of new servicing business. Servicing asset levels as of June 30, 2012 did not reflect $54 billion of new business in assets to be serviced that was awarded to us during the second quarter of 2012 and had not been installed prior to June 30, 2012. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of June 30, 2012, December 31, 2011 and June 30, 2011:
ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2012	December 31, 2011	June 30, 2011
Mutual funds	$5,572	$5,265	$5,584
Collective funds	4,597	4,437	4,708
Pension products	4,955	4,837	5,185
Insurance and other products	7,299	7,268	7,285
Total	$22,423	$21,807	$22,762

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2012	December 31, 2011	June 30, 2011
Equities	$11,242	$10,849	$12,601
Fixed-income	8,403	8,317	7,392
Short-term and other investments	2,778	2,641	2,769
Total	$22,423	$21,807	$22,762
GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	June 30, 2012	December 31, 2011	June 30, 2011
United States	$16,335	$15,745	$16,486
Other Americas	643	622	674
Europe/Middle East/Africa	4,445	4,400	4,553
Asia/Pacific	1,000	1,040	1,049
Total	$22,423	$21,807	$22,762

(1) Geographic mix is based on the location at which the assets are custodied or serviced.
Management Fees
Management fees decreased 2% and 1% during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011. Both decreases were primarily the result of weaker international equity markets, partially offset by the impact of net new business installed on current-period revenue. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were down an average of 3% for the second quarter of 2012 compared to the second quarter of 2011, and were down an average of 1% in the six-month comparison. For the second quarter and first six months of 2012, management fees generated outside the U.S. were approximately 36% and 37%, respectively, of total management fees, compared to approximately 45% and 40%, respectively, for the same periods in 2011.
As of June 30, 2012, assets under management, presented in the following tables, were $1.91 trillion, compared to $1.85 trillion as of December 31, 2011 and $2.10 trillion as of June 30, 2011. Such amounts included assets of the SPDR® Gold Fund, for which we act as distribution agent rather than investment manager. In addition, the assets under management as of December 31, 2011 and June 30, 2011 included certain assets managed for the U.S. government under programs adopted during the financial crisis. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients using multiple services.
The overall increase in assets under management as of June 30, 2012 compared to December 31, 2011, reflected in the table of activity in assets under management that follows this discussion, mainly reflected net market appreciation during the the six-month period in the values of the assets managed, as well as net new business of $4 billion. This net new business reflects the impact of the planned redemption of $31 billion of assets in connection with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities. In the first six months of 2012, exchange-traded funds, or ETFs, increased 11%, due partly to $17 billion of net inflows, and passive equities increased 8%. These increases were partly offset by a 9% decline in passive fixed-income assets under management, mainly reflective of the above-described U.S. Treasury asset redemptions.
The net new business of $4 billion described above does not include $21 billion of new business awarded to SSgA that had not been installed prior to June 30, 2012. This new business will be included in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
The overall decrease in assets under management as of December 31, 2011 compared to June 30, 2011, reflected in the table of activity in assets under management that follows this discussion, mainly reflected net lost business of $139 billion, which included approximately $77 billion of the above-described planned U.S. Treasury asset redemptions, as well as net market depreciation during the six-month period in the values of the assets managed.
The following tables present the components and geographic mix of assets under management as of June 30, 2012,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2011 and June 30, 2011:

ASSETS UNDER MANAGEMENT

(In billions)	June 30, 2012	December 31, 2011	June 30, 2011
Passive:
Equities	$688	$638	$706
Fixed-income	223	246	325
Exchange-traded funds(1)	305	274	267
Other	195	195	218
Total Passive	1,411	1,353	1,516
Active:
Equities	47	50	62
Fixed-income	18	19	19
Other	53	45	41
Total Active	118	114	122
Cash	379	378	459
Total	$1,908	$1,845	$2,097

  (1) Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	June 30, 2012	December 31, 2011	June 30, 2011
United States	$1,324	$1,285	$1,465
Other Americas	36	30	34
Europe/Middle East/Africa	320	320	374
Asia/Pacific	228	210	224
Total	$1,908	$1,845	$2,097

(1) Geographic mix is based on the location at which the assets are managed.
The following table presents activity in assets under management during the twelve months ended June 30, 2012:
ASSETS UNDER MANAGEMENT

(In billions)
June 30, 2011	$2,097
Net lost business(1)	(139)
Market depreciation	(113)
December 31, 2011	$1,845
Net new business(1)	4
Market appreciation	59
June 30, 2012	$1,908

(1) Amounts for the last six months of 2011 and the first six months of 2012 included redemptions of approximately $77 billion and $31 billion, respectively, of U.S. government securities associated with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities.

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
Trading services revenue was $255 million and $311 million for the second quarter of 2012 and 2011, respectively, and $535 million and $613 million for the six months ended June 30, 2012 and 2011, respectively. Such revenue declined 18% for the second quarter of 2012 compared to the second quarter of 2011 and decreased 13% in the six-month comparison. The components of these declines, composed of changes related to foreign exchange trading and brokerage and other trading services, are explained below.
Foreign exchange trading revenue of $129 million declined 24% for the second quarter of 2012 from $169 million for the second quarter of 2011 and decreased 15% to $278 million from $329 million in the six-month comparison. The decreases in the second quarter and first six months of 2012 were primarily the result of 16% and 11% declines, respectively, in currency volatility, partly offset by higher client volumes.
Brokerage and other trading services revenue of $126 million declined 11% for the second quarter of 2012 compared to $142 million for the second quarter of 2011, with the decrease largely related to lower levels of revenue from transition management. For the first six months of 2012, brokerage and other trading services revenue was $257 million, down 10% from $284 million for the first six months of 2011. Our transition management revenue and expenses in 2011 and 2012 were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our revenue from transition management in the remainder of 2012.
With respect to foreign exchange trading, we enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as "direct FX." Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation; we refer to this activity as "indirect FX." We execute indirect FX trades as a principal at rates based on a published formula. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.
For the second quarter and first six months of 2012, our estimated indirect FX revenue was approximately $66 million and $141 million, respectively, compared to $85 million and $171 million, respectively, for the same periods in 2011. All other FX revenue, other than this indirect FX revenue estimate and FX revenue from electronic trading, is estimated and considered by us to be direct FX revenue. For the second quarter and first six months of 2012, our estimated direct FX revenue was $63 million and $137 million, respectively, compared to $84 million and $158 million, respectively, for the same periods in 2011.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the second quarter and first six months of 2012, our revenue from electronic FX trading platforms was approximately $54 million and $109 million, respectively, compared to $61 million and $120 million, respectively, for the same periods in 2011. As described above, this revenue was recorded in brokerage and other trading services revenue.
During the first six months of 2012, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street Global Markets, a unit of our Investment Servicing line of business, they can transition to either direct FX execution, including our “Street FX” service which enables our clients to define their FX execution strategy and automate the foreign exchange trade execution process, where State Street continues to act as a principal market maker, or to one of our electronic trading platforms. We continue to expect that some clients may choose, over time, to reduce their level of indirect foreign exchange transactions in favor of other execution methods, including either direct foreign exchange transactions or electronic trading.
Securities Finance
Our agency securities finance business consists of two principal components: investment funds with a broad range of investment objectives which are managed by SSgA and engage in agency securities lending, which we refer to as the SSgA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For the second quarter of 2012, securities finance revenue increased 4% from the second quarter of 2011, and for the first six months of 2012 increased 18% compared to the corresponding period in 2011. The increases were substantially the result of higher spreads across all lending programs, partly offset by 11% and 9% decreases in average lending volumes comparing the second quarter and first six months of 2012, respectively, to the same periods in 2011. Average spreads increased 26% and 37% for the second quarter and first six months of 2012, respectively, compared to the same periods in 2011. Securities on loan averaged approximately $337 billion and $334 billion for the second quarter and first six months of 2012, respectively, compared to approximately $379 billion and $369 billion, respectively, for the same periods in 2011.
Market influences will continue to affect our revenue from, and the profitability of, our securities lending activities during 2012, and may do so in future periods. As long as securities lending spreads remain below the levels generally experienced prior to late 2007, client demand is likely to remain at a reduced level and our revenues from our securities lending activities will be similarly affected. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue in future periods.
Processing Fees and Other
Processing fees and other revenue for the second quarter and first six months of 2012 decreased by 31% and 12%, respectively, compared to the same periods in 2011. The decreases were primarily the result of a gain on an early termination of a lease in the second quarter of 2011 and amortization expense related to tax-advantaged investments in the second quarter of 2012.

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
The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended June 30,
	2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$25,205	$35.55%		$10,325	$28	1.05%
Securities purchased under resale agreements	7,944	13.64		2,556	6.94
Trading account assets	648	—	.14	2,421	—	—
Investment securities	112,670	697	2.48	104,570	650	2.49
Loans and leases	11,304	71	2.50	12,720	67	2.14
Other interest-earning assets	6,677	1.04		5,346	1.03
Total average interest-earning assets	$164,448	$817	2.00	$137,938	$752	2.18
Interest-bearing deposits:
U.S.	$7,448	$4.27%		$1,605	$—	.09%
Non-U.S.	88,048	33.15		83,358	44.21
Securities sold under repurchase agreements	8,288	1.01		9,179	3.14
Federal funds purchased	976	—	.10	1,104	—	.09
Other short-term borrowings	4,737	18	1.49	4,971	21	1.71
Long-term debt	6,939	54	3.14	9,541	76	3.16
Other interest-bearing liabilities	4,851	4.33		3,426	3.27
Total average interest-bearing liabilities	$121,287	$114.38		$113,184	$147.52
Interest-rate spread			1.62%			1.66%
Net interest revenue—fully taxable-equivalent basis		$703			$605
Net interest margin—fully taxable-equivalent basis			1.72%			1.76%
Tax-equivalent adjustment		(31)			(33)
Net interest revenue—GAAP basis		$672			$572

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$25,383	$77.61%		$12,181	$55.90%
Securities purchased under resale agreements	7,715	22.58		3,710	16.87
Trading account assets	683	—	.03	2,279	—	—
Investment securities	111,205	1,386	2.49	100,161	1,297	2.61
Loans and leases	11,033	126	2.30	12,729	148	2.35
Other interest-earning assets	6,807	2.04		4,586	1.03
Total average interest-earning assets	$162,826	$1,613	1.99	$135,646	$1,517	2.26
Interest-bearing deposits:
U.S.	$4,952	$7.30%		$3,368	$6.36%
Non-U.S.	87,538	83.19		81,053	96.24
Securities sold under repurchase agreements	7,864	1.01		9,117	5.12
Federal funds purchased	892	—	.07	1,139	—	.06
Other short-term borrowings	4,705	36	1.51	5,335	46	1.72
Long-term debt	7,540	120	3.19	9,228	147	3.18
Other interest-bearing liabilities	5,853	7.25		2,784	4.26
Total average interest-bearing liabilities	$119,344	$254.43		$112,024	$304.55
Interest-rate spread			1.56%			1.71%
Net interest revenue—fully taxable-equivalent basis		$1,359			$1,213
Net interest margin—fully taxable-equivalent basis			1.68%			1.80%
Tax-equivalent adjustment		(62)			(64)
Net interest revenue—GAAP basis		$1,297			$1,149
For the first six months of 2012 compared to the first six months of 2011, average interest-earning assets increased, mainly the result of the investment of higher levels of interest-bearing and noninterest-bearing client deposits into interest-bearing deposits with banks and investment securities. The increases in average interest-bearing deposits with banks resulted from the additional deposits placed with us by clients amid market and public concerns related to various economic events; the growth in investment securities resulted from our ongoing re-investment strategy.
The incremental client deposits were invested primarily with the Federal Reserve, the European Central Bank and other non-U.S. central banks. These invested deposits increased our average interest-earning assets; however, they negatively affected our net interest margin. Securities purchased under resale agreements increased to meet client liquidity needs as we reduced our U.S. Treasury holdings.
On a GAAP and fully taxable-equivalent basis, net interest revenue increased 17% and 16%, respectively, for the second quarter of 2012 compared to the second quarter of 2011 and increased 13% and 12%, respectively, for the first six months of 2012 compared to the same period in 2011. These increases were driven by the impact of higher levels of interest-earning assets, mainly the result of higher levels of client deposits, with the excess deposits invested primarily with the Federal Reserve, the European Central Bank and other non-U.S. central banks; the above-described growth in the investment portfolio; lower funding costs; and higher levels of discount accretion associated with former conduit securities. These increases were partly offset by the impact of lower rates on interest-earning assets.
If conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue for the second quarter of 2012 would have increased 14%, from $554 million ($605 million presented in the preceding table less accretion of $51 million) in the second quarter of 2011 to $629 million ($703 million presented in the preceding table less accretion of $74 million). For the six-month period, fully taxable-equivalent net interest revenue would have increased 12%, from $1.10 billion ($1.21 billion presented in the preceding six-month table less accretion of $113 million) in 2011 to $1.24 billion ($1.36 billion presented in the preceding six-month table less accretion of $123 million). Discount accretion increased in both comparisons due to pay-offs of two conduit securities in the second quarter of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Subsequent to the 2009 conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.68 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011 and $123 million in the first six months of 2012). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion, such as the December 2010 investment portfolio repositioning.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all other things equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2012 to generate aggregate discount accretion in future periods of approximately $900 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 11 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the European Central Bank and other non-U.S. central banks to satisfy reserve requirements, averaged $25.21 billion for the second quarter of 2012, compared to $10.33 billion for the second quarter of 2011, and for the first six months of 2012 averaged $25.38 billion, compared to $12.18 billion for the same period in 2011. The significant increases in both comparisons reflected the impact of the investment of higher levels of noninterest-bearing client deposits. Average aggregate excess deposits approximated $15 billion and $4 billion for the second quarter of 2012 and 2011, respectively, with both periods exceeding minimum reserve requirements.
 Average securities purchased under resale agreements increased to $7.94 billion for the second quarter of 2012 from $2.56 billion for the second quarter of 2011, and increased to $7.72 billion from $3.71 billion in the six-month comparison, largely due to an increase in client demand. Average trading account assets declined from $2.42 billion for the second quarter of 2011 to $648 million for the second quarter of 2012, and for the six-month period decreased from $2.28 billion to $683 million, the result of our withdrawal from our fixed-income trading initiative.
Our average investment securities portfolio increased to $112.67 billion for the second quarter of 2012 from $104.57 billion for the second quarter of 2011, and for the six-month period increased to $111.21 billion compared to $100.16 billion in 2011. The increases were generally the result of ongoing purchases of securities, partly offset by maturities and sales. As of June 30, 2012, securities rated “AAA” and “AA” comprised approximately 89% of our portfolio, compared to 90% rated “AAA” and “AA” as of June 30, 2011.
Loans and leases averaged $11.30 billion for the second quarter of 2012, compared to $12.72 billion for the same period in 2011, and $11.03 billion for the first six months of 2012, down from $12.73 billion in the 2011 period. The decline in both comparisons was mainly related to lower client demand for short-duration liquidity, particularly with respect to non-U.S. clients, as well as decreases in leveraged leases and purchased receivables, mainly from maturities and pay-downs. For both the second quarter and first six months of 2012, approximately 29% of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement, flat with both the second quarter and first six months of 2011. The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Average U.S. short-duration advances	$1,830	$1,989	$1,816	$1,912
Average non-U.S. short-duration advances	1,499	1,734	1,383	1,729
Total average short-duration advances	$3,329	$3,723	$3,199	$3,641
The decreases in average non-U.S. short-duration advances for the second quarter and first six months of 2012 compared to the same periods in 2011 were mainly due to lower levels of advances to clients associated with the acquired Intesa securities services business.
Average other interest-earning assets increased to $6.68 billion for the second quarter of 2012 from $5.35 billion for the same period in 2011, and to $6.81 billion from $4.59 billion in the six-month comparison. The increases were primarily the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

result of higher levels of cash collateral provided in connection with our role as principal in certain securities borrowing activities.
Aggregate average interest-bearing deposits increased to $95.50 billion for the second quarter of 2012 from $84.96 billion for the second quarter of 2011, and in the six-month comparison increased to $92.49 billion for the 2012 period from $84.42 billion for the 2011 period. The quarter-over-quarter increase primarily reflected higher levels of wholesale certificates of deposit issued in connection with our management of liquidity (refer to our discussion of liquidity management under "Liquidity" in "Financial Condition" in this Management's Discussion and Analysis), as well as higher levels of non-U.S. transaction accounts associated with new and existing business in assets under custody and administration. The increase in the year-to-date comparison primarily reflected the above-described higher levels of non-U.S. transaction accounts.
Average other short-term borrowings declined slightly to $4.74 billion for the second quarter of 2012 from $4.98 billion in 2011 and decreased to $4.71 billion for the first six months of 2012 from $5.34 billion for the corresponding period in 2011, as higher levels of client deposits provided additional liquidity. Average long-term debt decreased from $9.54 billion in the second quarter of 2011 to $6.94 billion for the second quarter of 2012, and decreased from $9.23 billion to $7.54 in the six-month comparison. The decreases in average long-term debt reflected the maturities of $1.45 billion of senior notes in September 2011 and $1.50 billion of senior notes in April 2012, and the year-to-date comparison also reflected the maturity of $1 billion of senior notes in February 2011, all previously issued by us or State Street Bank under the FDIC's Temporary Liquidity Guarantee Program. The year-to-date decrease was partly offset by the issuance of an aggregate of $2 billion of senior notes by us in March 2011.
 Average other interest-bearing liabilities increased to $4.85 billion for the second quarter of 2012 from $3.43 billion for the same period in 2011, and increased to $5.85 billion from $2.78 billion in the six-month comparison, primarily the result of higher levels of client cash collateral received in connection with our role as principal in certain securities lending activities.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; and the relative impact of the yields earned on the securities purchased by us with the proceeds from the December 2010 portfolio repositioning and other maturities compared to the yields earned on the securities sold or matured.
Based on market conditions and other factors, we have continued to re-invest the proceeds from pay-downs and maturities of securities in highly rated investment securities, such as U.S. Treasuries and federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. These factors and the level of interest rates worldwide are expected to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin. In addition, in a prolonged period of low interest rates and low spreads, certain products that we offer, including deposit services, cash funds and securities lending, may be less attractive to our clients, and any resulting declines in assets invested in such products could adversely affect our results of operations and liquidity management.
Gains (Losses) Related to Investment Securities, Net
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. During the second quarter of 2012, we recorded net realized losses of $14 million from sales of approximately $1.36 billion of such investment securities, and net realized gains of $5 million from sales of approximately $2.45 billion during the first six months of 2012, compared to net realized gains of $62 million and $66 million, respectively, in the 2011 periods.
The net realized losses for the second quarter of 2012 included a loss of $46 million from the sale of all of our Greek investment securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the second quarter and first six months of 2012 were $21 million and $46 million, respectively. Of this total, $8 million and $25 million, respectively, related to factors other than credit, and were recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. For the second quarter and first six months of 2012, we recorded the remaining $13 million and $21 million, respectively, of losses ($9 million and $13 million, respectively, associated with expected credit losses and $4 million and $8 million, respectively, associated with adverse changes in timing of expected future cash flows) in our consolidated statement of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In both the second quarter and first six months of 2012, $6 million of the above-described other-than-temporary impairment of $9 million and $13 million, respectively, associated with expected credit losses was related to non-U.S. mortgage- and asset-backed securities. The remaining $3 million and $7 million for the second quarter and first six months of 2012, respectively, was related to U.S. non-agency residential mortgage-backed securities. The other-than-temporary impairment of $4 million and $8 million for the second quarter and first six months of 2012, respectively, associated with adverse changes in timing of expected future cash flows was substantially related to non-U.S. mortgage-backed securities.
The following table presents net realized gains from sales of securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net realized gains (losses) from sales of available-for-sale securities	$(14)	$62	$5	$66

Losses from other-than-temporary impairment	(21)	(44)	(46)	(79)
Losses not related to credit	8	9	25	33
Net impairment losses	(13)	(35)	(21)	(46)
Gains (Losses) related to investment securities, net	$(27)	$27	$(16)	$20

Impairment associated with expected credit losses	$(9)	$(24)	$(13)	$(29)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	—	(8)	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(4)	(3)	(8)	(9)
Net impairment losses	$(13)	$(35)	$(21)	$(46)

We regularly review the investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains and losses from sales of securities and our process to identify other-than-temporary impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Compensation and employee benefits	$942	$1,009	(7)%	$2,006	$1,983	1%
Information systems and communications	208	199	5	399	390	2
Transaction processing services	172	193	(11)	353	373	(5)
Occupancy	115	113	2	234	220	6
Acquisition costs	15	13		28	27
Restructuring charges, net	22	4		30	9
Other:
Professional services	96	84	14	177	166	7
Amortization of other intangible assets	48	50	(4)	99	99	—
Securities processing costs (recoveries)	25	(12)		24	(17)
Regulator fees and assessments	12	16	(25)	25	22	14
Other	117	105	11	232	204	14
Total other	298	243	23	557	474	18
Total expenses	$1,772	$1,774	—	$3,607	$3,476	4
Number of employees at quarter-end	29,665	29,450

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Expenses from Operations
The decrease in compensation and employee benefits expenses for the second quarter of 2012 compared to the second quarter of 2011 resulted from a decline in incentive compensation and employee benefits, as well as the continued implementation of our business operations and information technology transformation program. These factors were partially offset by the effect of compensation adjustments primarily related to merit and promotional increases. The slight increase for the first six months of 2012 compared to the same period in 2011 resulted from increases in staff related to new business in assets to be serviced and the effect of compensation adjustments, partly offset by a decline in incentive compensation. Independent of the restructuring charges presented separately in the table above, compensation and employee benefits expenses included non-recurring costs associated with the business operations and information technology transformation program of approximately $20 million and $37 million for the second quarter and first six months of 2012, respectively, compared to $15 million and $21 million, respectively, for the same periods in 2011.
The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other costs) for the second quarter and first six months of 2012 compared to the same periods in 2011 resulted primarily from securities processing costs compared to securities processing recoveries in 2011, as well as an increase in professional services costs for acquisitions and litigation settlements.
Acquisition Costs
Acquisition costs for the second quarter and first six months of 2012 were substantially related to integration costs incurred in connection with our acquisition of the Intesa securities services business. Acquisition costs incurred in the 2011 periods were mainly related to integration costs associated with the Intesa securities services business, Mourant International Finance Administration and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
The net restructuring charges of $22 million and $30 million incurred in the second quarter and first six months of 2012, respectively, more fully described below, included $18 million and $33 million, respectively, related to the continuing implementation of our business operations and information technology transformation program. The remaining restructuring charges of $4 million and $(3) million, respectively, were related to actions initiated by us in 2011 associated with expense control measures, specifically our withdrawal from our fixed-income trading initiative. The restructuring charges of $4 million and $9 million incurred in the second quarter and first six months of 2011, respectively, related solely to the business operations and information technology transformation program.
Information with respect to both initiatives (the business operations and information technology transformation program and the expense control measures), including charges, staff reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $322 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $33 million in the first six months of 2012. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	—	$156
2011	85	7	$41	133
First Six Months of 2012	14	6	13	33
Total	$204	$64	$54	$322

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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees to be provided with severance and outplacement services as their roles were eliminated. As of June 30, 2012, in connection with the planned aggregate staff reduction of 1,930 employees described above, 1,613 employees had been involuntarily terminated and left State Street, composed of 550 employees in 2010, 782 employees in 2011 and 281 employees in the first six months of 2012.
In connection with the implementation of our business operations and information technology transformation program, we achieved approximately $86 million of annual pre-tax run-rate expense savings in 2011, compared to our 2010 run-rate expense base, previously disclosed in our 2011 Form 10-K, of approximately $6.18 billion of expenses from operations, all else equal. In addition to the $86 million, we expect to achieve additional annual pre-tax run-rate expense savings in the range of an additional $90 million to $100 million in 2012 compared to our above-described 2010 run-rate expense base, all else equal.
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
Expense Control Measures
During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(3) million in the six months ended June 30, 2012, in our consolidated statement of income. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
First Quarter of 2012	3	(10)	—	(7)
Second Quarter of 2012	(2)	1	5	4
Total	$63	$29	$25	$117
The employee-related costs included costs associated with severance, benefits and outplacement services related to both aspects of the expense control measures. In connection with these measures, we identified 442 employees to be provided with severance and outplacement services as their roles are eliminated. As of June 30, 2012, 301 employees had been involuntarily terminated and left State Street, composed of 15 employees in 2011 and 286 employees in the first six months of 2012.
The fixed-income trading portfolio-related costs resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, during the first half of 2012, we wound down substantially all of that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to other asset write-downs and contract terminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial restructuring-related accrual	$105	$51				$156
Payments	(15)	(4)				(19)
Balance at December 31, 2010	90	47				137
Additional accruals for business operations and information technology transformation program	85	7	$41			133
Accruals for expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance at December 31, 2011	162	39	33	38	15	287
Additional accruals for business operations and information technology transformation program	14	6	13	—	—	33
Accruals for expense control measures	1	—	—	(9)	5	(3)
Payments and adjustments	(69)	(4)	(23)	(26)	(6)	(128)
Balance at June 30, 2012	$108	$41	$23	$3	$14	$189

INCOME TAX EXPENSE
Income tax expense was $162 million during the second quarter of 2012, compared to $202 million for the corresponding period in the prior year. For the first six months of 2012, income tax expense was $321 million, compared to $391 million for the corresponding 2011 period. Our effective tax rates for the second quarter and first six months of 2012 were 24.9% and 26.0%, respectively, compared to 28.2% and 28.4% for the second quarter and first six months of 2011, respectively. Both declines were primarily associated with an increase in tax-advantaged investments in renewable energy and changes in the geographic mix of earnings.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with these lines of business, is provided in note 24 to the consolidated financial statements included in our 2011 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2012 included the net realized loss from the sale of all of our Greek investment securities; acquisition-related integration costs; restructuring charges associated with our business operations and information technology transformation program and expense control measures; and litigation settlement costs. The "Other" columns for 2011 included acquisition-related integration costs and restructuring charges associated with our business operations and information technology transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,086	$1,124					$1,086	$1,124
Management fees	—	—	$246	$250			246	250
Trading services	255	311	—	—			255	311
Securities finance	127	116	16	21			143	137
Processing fees and other	37	53	11	17			48	70
Total fee revenue	1,505	1,604	273	288			1,778	1,892
Net interest revenue	650	546	22	26			672	572
Gains (Losses) related to investment securities, net	19	27	—	—	$(46)		(27)	27
Total revenue	2,174	2,177	295	314	(46)		2,423	2,491
Provision for loan losses	(1)	2	—	—	—		(1)	2
Expenses from operations	1,511	1,529	217	228	—		1,728	1,757
Acquisition and restructuring costs	—	—	—	—	37	$17	37	17
Litigation settlement costs	—	—	—	—	7	—	7	—
Total expenses	1,511	1,529	217	228	44	17	1,772	1,774
Income before income tax expense	$664	$646	$78	$86	$(90)	$(17)	$652	$715
Pre-tax margin	31%	30%	26%	27%
Average assets (in billions)	$184.9	$159.1	$4.2	$5.2			$189.1	$164.3

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$2,164	$2,219					$2,164	$2,219
Management fees	—	—	$482	$486			482	486
Trading services	535	613	—	—			535	613
Securities finance	215	175	25	28			240	203
Processing fees and other	97	122	45	40			142	162
Total fee revenue	3,011	3,129	552	554			3,563	3,683
Net interest revenue	1,254	1,094	43	55			1,297	1,149
Gains (Losses) related to investment securities, net	30	20	—	—	$(46)		(16)	20
Total revenue	4,295	4,243	595	609	(46)		4,844	4,852
Provision for loan losses	(1)	1	—	—	—		(1)	1
Expenses from operations	3,074	2,977	453	463	—		3,527	3,440
Acquisition and restructuring costs, net	—	—	—	—	58	$36	58	36
Litigation settlement costs	—	—	—	—	22	—	22	—
Total expenses	3,074	2,977	453	463	80	36	3,607	3,476
Income before income tax expense	$1,222	$1,265	$142	$146	$(126)	$(36)	$1,238	$1,375
Pre-tax margin	28%	30%	24%	24%
Average assets (in billions)	$184.5	$156.5	$4.1	$4.9			$188.6	$161.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Servicing
Total revenue for the second quarter of 2012 was essentially flat from the second quarter of 2011 and increased 1% in the six-month comparison. Total fee revenue in the same comparison decreased 6% and 4%, respectively. The decline in total fee revenue generally resulted from declines in trading services revenue, servicing fees and processing fees and other revenue, partially offset by an increase in securities finance revenue.
Servicing fees declined 3% in the second quarter and 2% in first six months of 2012 compared to the same periods in 2011. The decreases were primarily due to weakness in international markets and the impact of the weaker Euro, as well as changes in asset mix, partly offset by the impact of new business installed on current-period revenue and a slight improvement in the S&P 500 index. Trading services revenue decreased 18% during the second quarter of 2012 compared to the same period in 2011, and 13% in the six-month comparison, primarily due to a decline in foreign exchange trading revenue associated with lower currency volatility, which was partly offset by an increase in client volumes. Securities finance revenue for both the second quarter and six-month comparisons increased as a result of higher spreads.
Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of securities finance is provided in “Securities Finance” under “Total Revenue.”
Net interest revenue for both the second quarter and first six months of 2012 increased 19% and 15%, respectively, compared to the same periods in 2011, primarily the result of the impact on interest-earning assets of higher levels of client deposits, as well as higher yields on U.S. floating-rate securities and lower funding costs, partially offset by the impact of lower rates on interest-earning assets.
Total expenses from operations decreased 1% for the second quarter of 2012 compared to the same period in 2011 primarily due to lower compensation and employee benefits expenses and increased 3% for the first six months of 2012 compared to the corresponding period in 2011, primarily due an increase in staff associated with new business in assets to be serviced and the effect of merit increases, partly offset by a decrease in incentive compensation.
Investment Management
Total revenue for the second quarter of 2012 decreased 6% compared to the second quarter of 2011, and decreased 2% for the first six months of 2012 compared to the first six months of 2011, mainly the result of declines in securities finance revenue, management fees and processing fees and other revenue.
Management fees decreased 2% in the second quarter of 2012 compared to the second quarter of 2011, and 1% in the six-month comparison. Both decreases were primarily the result of weaker international equity markets, nearly offset by the impact of net new business installed on current-period revenue. Average month-end equity valuations for the S & P 500 Index were up 1% for the second quarter of 2012 compared to the second quarter of 2011, and were up 2% in the six-month comparison. Average month-end equity valuations for the MSCI® EAFE Indexes were down approximately 18% for the second quarter of 2012 compared to the second quarter of 2011, and were down 15% in the six-month comparison.
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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the six months ended June 30, 2012 and 2011. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

(In millions)	2012 Average Balance	2011 Average Balance
Assets:
Interest-bearing deposits with banks	$25,383	$12,181
Securities purchased under resale agreements	7,715	3,710
Trading account assets	683	2,279
Investment securities	111,205	100,161
Loans and leases	11,033	12,729
Other interest-earning assets	6,807	4,586
Total interest-earning assets	162,826	135,646
Cash and due from banks	2,738	2,664
Other noninterest-earning assets	23,073	23,137
Total assets	$188,637	$161,447
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$4,952	$3,368
Non-U.S.	87,538	81,053
Total interest-bearing deposits	92,490	84,421
Securities sold under repurchase agreements	7,864	9,117
Federal funds purchased	892	1,139
Other short-term borrowings	4,705	5,335
Long-term debt	7,540	9,228
Other interest-bearing liabilities	5,853	2,784
Total interest-bearing liabilities	119,344	112,024
Non-interest-bearing deposits	36,536	17,220
Other noninterest-bearing liabilities	12,897	13,233
Preferred shareholders’ equity	500	298
Common shareholders’ equity	19,360	18,672
Total liabilities and shareholders’ equity	$188,637	$161,447

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,289	$2,836
Mortgage-backed securities	34,149	30,021
Asset-backed securities:
Student loans(1)	16,735	16,545
Credit cards	9,796	10,487
Sub-prime	1,330	1,404
Other	3,857	3,465
Total asset-backed securities	31,718	31,901
Non-U.S. debt securities:
Mortgage-backed securities	10,815	10,875
Asset-backed securities	5,642	4,303
Government securities	1,821	1,671
Other	3,673	2,825
Total non-U.S. debt securities	21,951	19,674
State and political subdivisions	7,308	7,047
Collateralized mortgage obligations	4,730	3,980
Other U.S. debt securities	4,449	3,615
U.S. equity securities	676	640
Non-U.S. equity securities	108	118
Total	$106,378	$99,832
Held to Maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$206	$265
Asset-backed securities	17	31
Non-U.S. debt securities:
Mortgage-backed securities	4,087	4,973
Asset-backed securities	432	436
Government securities	3	3
Other	166	172
Total non-U.S. debt securities	4,688	5,584
State and political subdivisions	86	107
Collateralized mortgage obligations	2,810	3,334
Total	$7,807	$9,321

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
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
The portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of June 30, 2012. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	June 30, 2012	December 31, 2011
AAA(1)	69%	75%
AA	20	14
A	7	7
BBB	2	2
Below BBB	2	2
	100%	100%

(1)	Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2012, the investment portfolio of approximately 11,250 securities was diversified with respect to asset class. Approximately 83% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Non-U.S. Debt Securities
Approximately 23% of the aggregate carrying value of the portfolio as of June 30, 2012 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Available for sale:
United Kingdom	$9,699	$8,851
Australia	3,498	3,154
Netherlands	2,995	3,109
Canada	1,985	1,905
Germany	1,840	1,510
France	890	329
Belgium	170	109
Japan	150	—
Finland	139	—
Italy	127	231
Spain	89	228
Other	369	248
Total	$21,951	$19,674
Held to maturity:
Australia	$2,379	$2,572
United Kingdom	1,703	2,259
Italy	276	297
Spain	200	220
Other	130	236
Total	$4,688	$5,584

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Approximately 87% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2012 and December 31, 2011, respectively. The majority of these securities comprise senior positions within the security structures; these positions are protected through subordination and other forms of credit protection. As of June 30, 2012, the securities had an aggregate pre-tax net unrealized gain of approximately $27 million and an average market-to-book ratio of 100.1%. The majority are floating-rate securities, and accordingly the aggregate holdings are considered to have minimal interest-rate risk.
The underlying collateral primarily includes U.K. prime mortgages, Australian and Netherlands mortgages, Canadian government securities and German automobile loans. The “other” category of available-for-sale securities included approximately $51 million and $49 million of securities as of June 30, 2012 and December 31, 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $128 million and $233 million of securities as of June 30, 2012 and December 31, 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. During the second quarter of 2012, we sold all of our Greek securities, which had an aggregate carrying value of approximately $91 million, and recorded a pre-tax loss of $46 million in our consolidated statement of income. Additional information about this sale is provided under "Gains (Losses) Related to Investment Securities, Net" in "Consolidated Results of Operations" in this Management's Discussion and Analysis.
Our aggregate exposure to the other four peripheral European countries of Spain, Italy, Ireland and Portugal as of June 30, 2012 included no direct sovereign debt exposure to these countries. Our indirect exposure to these countries totaled approximately $872 million, including approximately $697 million of mortgage- and asset-backed securities with an aggregate pre-tax gross unrealized loss of approximately $71 million as of June 30, 2012. We recorded $6 million of other-than-temporary impairment associated with expected credit losses on these mortgage- and asset-backed securities in the second quarter of 2012. We recorded no other-than-temporary impairment associated with expected credit losses on these mortgage- and asset-backed securities in the first quarter of 2012 or in the second quarter and first six months of 2011.
The global economic downturn, coupled with the failure of the Eurozone countries to abide by the terms of the Eurozone stability pact, led to significant sovereign borrowing at advantageous rates, particularly by the above-mentioned peripheral countries, while some of those countries failed to address their underlying uncompetitive economies. These events led to the sovereign debt crisis when these fundamental issues caused severe stresses within the Eurozone. This sovereign crisis in Europe has deteriorated with little sign of improvement in the peripheral countries' economies. In response, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk resulting from our role as principal, or because of commitments we make in our capacity as a financial intermediary.
Peripheral country risks are identified, assessed and monitored by our Country and Counterparty Exposure Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management. All peripheral country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and likely future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting likely downward pressure on collateral performance from the sovereign crisis and related austerity measures. The results of the stress tests are presented to senior management and Enterprise Risk Management as part of the surveillance process.
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
 Municipal Securities
We carried an aggregate of approximately $7.39 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio as of June 30, 2012. Substantially all of these securities are classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $8.44 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following tables present our combined credit exposure to state and municipal obligors which represented 5% or more of our aggregate municipal credit exposure of approximately $15.83 billion and $15.43 billion across

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

our businesses as of the dates indicated, grouped by state to display geographic dispersion:

June 30, 2012 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,026	$1,994	$3,020	19%
California	189	1,303	1,492	9
New York	477	821	1,298	8
Massachusetts	869	402	1,271	8
Florida	158	685	843	5
Wisconsin	434	395	829	5
New Jersey	794	—	794	5
Total	$3,947	$5,600	$9,547

December 31, 2011 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,002	$1,669	$2,671	17%
California	192	1,496	1,688	11%
Massachusetts	841	478	1,319	9%
New York	309	596	905	6%
Wisconsin	491	407	898	6%
Florida	165	686	851	6%
Total	$3,000	$5,332	$8,332

Our aggregate municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 85% of the obligors rated “AAA” or “AA” as of June 30, 2012. As of that date, approximately 70% and 29% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our analysis of other-than-temporary impairment of municipal securities is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
Impairment
The following table presents net unrealized gains (losses) on securities available for sale as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Fair value	$106,378	$99,832
Amortized cost	106,223	100,013
Net unrealized gain (loss), pre-tax	$155	$(181)
Net unrealized gain (loss), after-tax	$94	$(113)
The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $221 million, or $137 million after-tax, and $303 million, or $189 million after-tax, as of June 30, 2012 and December 31, 2011, respectively, and were recorded in accumulated other comprehensive income, or OCI, within shareholders' equity in our consolidated statement of condition. Refer to note 8 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2011 to June 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

resulted primarily from amortization.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 2 to the consolidated financial statements, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular, the credit component that would be recorded in our consolidated statement of income.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a significant driver of the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of March 31, 2012, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 35.1% peak-to-current. Overall, management's expectation, for purposes of its evaluation of other-than-temporary impairment as of June 30, 2012, was that housing prices would decline by approximately 35.1% peak-to-trough. This level is generally consistent with the March 31, 2012 peak-to-current Home Price Index, which may imply that we do not prospectively expect U.S. housing prices at the national level to fall materially further. While we believe that, in general, U.S. national housing prices during 2012 are at levels at or near a bottom, housing price growth is subject to market and other factors and influences and may be negative, flat or positive at varying levels of magnitude over future fiscal periods. In connection with our assessment of other-than-temporary-impairment with respect to relevant securities in our investment portfolio in future fiscal periods, we will consider U.S. national housing price trends that we observe at those times, including then-available Home Price Index information.
Our investment portfolio continues to be sensitive to management's estimates of future cumulative losses. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. We estimate, for example, that if national housing prices were to decline by 37% to 39% peak-to-trough, compared to management's expectation of 35.1% described above, other-than-temporary impairment of our U.S. investment portfolio could increase by a range of approximately $5 million to $35 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Ireland, Italy, Portugal and Spain assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis and the combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines between 9% and 22% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of June 30, 2012, other-than-temporary impairment could increase by a range of approximately $15 million to $30 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first six months of 2012, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of June 30, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these unrealized losses and our assessment of impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Institutional:
U.S.	$9,161	$7,115
Non-U.S.	2,780	2,478
Commercial real estate:
U.S.	419	460
Total loans and leases	$12,360	$10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$12,338	$10,031
Additional detail about these loan and lease segments, including underlying classes, is provided in note 3 to the consolidated financial statements included in this Form 10-Q, and in note 4 to the consolidated financial statements included in our 2011 Form 10-K.
Aggregate short-duration advances to our clients included in the institutional segment were $4.33 billion and $2.17 billion as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, unearned income deducted from our investment in leveraged lease financing was $137 million and $146 million, respectively, for U.S. leases and $348 million and $381 million, respectively, for non-U.S. leases.
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
As of both June 30, 2012 and December 31, 2011, we held an aggregate of approximately $199 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first six months of 2012 or in 2011.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2012	2011
Allowance for loan losses:
Beginning balance	$22	$100
Charge-offs	—	(47)
Provisions	(1)	1
Recoveries	1	—
Ending balance	$22	$54
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cross-Border Outstandings
Our cross-border outstandings consist primarily of deposits with banks; investment securities; loans and lease financing, including short-duration advances; and exposures related to foreign exchange and interest-rate contracts and securities finance. Additional information with respect to the nature of our cross-border outstandings is provided under “Financial Condition–Cross-Border Outstandings” in Management's Discussion and Analysis included in our 2011 Form 10-K.
 The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 26% and 16% of our consolidated total assets as of June 30, 2012 and December 31, 2011, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities Lending	Total Cross-border Outstandings
June 30, 2012
United Kingdom	$12,798	$1,501	$14,299
Japan	10,381	171	10,552
Germany	7,762	383	8,145
Australia	7,087	366	7,453
Switzerland	3,858	344	4,202
Netherlands	3,103	228	3,331
Canada	2,829	584	3,413

December 31, 2011
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731
As of June 30, 2012 , there were no aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date. As of December 31, 2011, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date totaled approximately $1.70 billion to Luxembourg.
Several European countries, particularly Portugal, Ireland, Italy, and Spain, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no sovereign debt securities related to these countries in our investment portfolio. We had aggregate indirect exposure in the portfolio of approximately $872 million, including $697 million of mortgage- and asset-backed securities, composed of $266 million in Spain, $252 million in Italy, $107 million in Ireland and $72 million in Portugal, as of June 30, 2012. We had no such exposure to Greece as of June 30, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents our cross-border outstandings in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities Lending	Total Cross-border Outstandings
June 30, 2012
Italy	$735	$6	$741
Ireland	376	228	604
Spain	290	24	314
Portugal	131	—	131

December 31, 2011
Italy	$1,049	$11	$1,060
Spain	434	53	487
Ireland	299	267	566
Portugal	176	—	176
Greece	99	—	99
As of June 30, 2012, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We recorded other-than-temporary impairment of $6 million associated with expected credit losses on the investment securities in the second quarter of 2012. We had not recorded any provisions for loan losses with respect to any of our exposures in these countries as of June 30, 2012.
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
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of June 30, 2012, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Regulatory Guidelines (1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Tier 1 risk-based capital ratio	4%	6%	19.9%	18.8%	18.1%	17.6%
Total risk-based capital ratio	8	10	21.5	20.5	20.0	19.6
Tier 1 leverage ratio	4	5	7.7	7.3	6.9	6.7
Tier 1 risk-based capital			$13,976	$13,644	$12,274	$12,224
Total risk-based capital			15,088	14,842	13,576	13,607
Adjusted risk-weighted assets and market-risk equivalents:
Balance sheet risk-weighted assets			$56,129	$52,642	$54,009	$49,659
Off-balance sheet equivalent risk-weighted assets			13,452	19,115	13,437	19,109
Market risk equivalent assets			524	661	450	611
Total			$70,105	$72,418	$67,896	$69,379
Adjusted quarterly average assets			$181,516	$186,336	$178,405	$183,086

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

At June 30, 2012, State Street's and State Street Bank's regulatory capital ratios increased compared to December 31, 2011. The increases resulted from the effect on tier 1 capital of net income for the first six months of 2012, partly offset by first- and second-quarter common stock dividends declared and purchases of our common stock by us during the second quarter, as well as a decline in total risk-weighted assets. The decline in total risk-weighted assets resulted primarily from lower off-balance sheet equivalent risk-weighted assets, and was mainly associated with lower levels of unrealized gains on foreign exchange derivative contracts, the result of lower volumes, and a decline in exposure associated with our securities finance agency lending business. The increase in the tier 1 leverage ratios resulted from the above-described increase in tier 1 capital and a decline in adjusted quarterly average assets, as the size of our consolidated statement of condition decreased from year-end 2011.
During the second quarter, we declared a quarterly common stock dividend of $0.24 per share, or approximately $115 million, which was paid in July 2012. This dividend, together with a dividend of $0.24 per share, or approximately $118 million, declared in the first quarter of this year and paid in April, totals $0.48 per share, or approximately $233 million, for the first half of 2012, compared to aggregate dividends of $0.36 per share, or approximately $181 million, for the first six months of 2011. We also purchased approximately 11.1 million shares of our common stock under the program approved by the Board of Directors in March 2012, under which we are authorized to purchase up to $1.8 billion of our common stock through March 31, 2013. The shares were purchased at an average and aggregate cost of $43.26 and $480 million, respectively. This new program follows our 2011 common stock purchase program, under which we purchased 16.31 million shares of our common stock at an average and aggregate cost of $41.38 and $675 million, respectively, from May 2011 through November 2011.
The current minimum regulatory capital requirements enforced by the U.S. banking regulators are based on a 1988 international accord, commonly referred to as Basel I, which was developed by the Basel Committee on Banking Supervision, or Basel Committee. In 2004, the Basel Committee released the final version of its new capital adequacy framework, referred to as Basel II. Basel II governs the capital adequacy of large, internationally active banking organizations, such as State Street, that generally rely on sophisticated risk management and measurement systems, and requires these organizations to enhance their measurement and management of the risks underlying their business activities and to better align their regulatory capital requirements with those underlying risks.
Basel II adopts a three-pillar framework for addressing capital adequacy and minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its regulatory capital adequacy relative to the risks underlying its

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

business activities, rather than only with respect to its minimum regulatory capital requirement; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
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
In 2010, in response to the financial crisis and ongoing global financial market dynamics, the Basel Committee proposed new guidelines, referred to as Basel III. Basel III would establish more stringent regulatory capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. Basel III, once it is adopted by U.S. banking regulators, as well as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and the resulting regulations are expected to result in an increase in the minimum regulatory capital that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated.
In June 2012, U.S. banking regulators issued three concurrent Notices of Proposed Rulemaking, or NPRs. These NPRs propose to revise the current U.S. regulatory capital framework and implement the U.S. banking regulators' view of Basel III, as well as relevant provisions of the Dodd-Frank Act, and restructure the U.S. capital rules into a harmonized, codified regulatory capital framework. The NPRs are currently in a comment period, with comments due in September 2012. Among other things, the NPRs propose to raise the minimum tier 1 risk-based capital ratio from 4% to 6%, add requirements for minimum common equity tier 1 and supplemental tier 1 leverage ratios, and implement a capital conservation buffer and a countercyclical capital buffer linked to a banking organization's common equity tier 1 capital levels. We continue to evaluate these and other provisions in the NPRs.
While our review and evaluation of the positive and negative implications of the Basel III guidelines, the U.S. banking regulators' NPRs and other international regulatory initiatives is ongoing, the NPRs could have a material impact on our businesses and our profitability, as well as our regulatory capital ratios. One significant provision in the NPRs would require us to apply the "Simplified Supervisory Formula Approach," referred to as the SSFA, in the risk-weighting of the asset securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. The approach required by Basel II utilizes the ratings-based approach, under which external credit ratings are used to risk-weight such exposures. The Dodd-Frank Act prohibits the use of external credit ratings in the quantification of asset securitization exposures. Currently, our investment portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit agencies, but for which the SSFA, pursuant to the proposals in the NPRs, would apply higher regulatory risk weights compared to previous Basel III proposals. In contrast, certain of our securities with lower credit agency ratings would receive lower regulatory risk weights if the SSFA were applied.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of June 30, 2012, if the proposals in the NPRs were implemented as currently structured, our application of the SSFA would materially increase our total regulatory risk-weighted assets, and correspondingly decrease our regulatory risk-based capital ratios; as a result, we anticipate that we would be required to re-evaluate the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our targeted regulatory capital levels.  Depending on future market conditions, this could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our results of operations.
Certain of the proposals in the NPRs, including the requirement to apply the SSFA, are not anticipated to be effective before 2015. As such, a significant number of the securities currently held in our portfolio that are highly rated by credit agencies are expected to mature or pay down over the intervening period, and we would currently anticipate replacing those securities pursuant to our re-investment program in a manner that would seek to manage our risk appetite, return objectives and regulatory capital ratios. We expect that, as a result of balance sheet management efforts, all other things equal, we would anticipate being able to significantly offset, in whole or in part, the impact of application of the SSFA on our total regulatory risk-weighted assets and related regulatory risk-based capital ratios.
Until U.S. banking regulators finalize new rules specific to the U.S. banking industry to implement Basel III and relevant provisions of the Dodd-Frank Act, determining with certainty the alignment of our regulatory capital and our operations with the U.S. regulatory capital requirements, or when we will be expected to be compliant with such requirements, is not possible.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We believe, however, that we will be able to comply with the relevant Basel II and Basel III regulatory capital requirements when and as applied to us.
We are currently designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among an initial group of 29 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee as “global systemically important banks,” or G-SIBs. Both of these designations will require us to hold incrementally higher regulatory capital compared to financial institutions without such designations.
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
In addition, we have begun to measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street's cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. This in turn has become an element of our internal process for allocating resources, e.g., capital, information technology spending, etc., by line of business. In addition, return on capital and economic profit are two of several measures used in our evaluation of the viability of a new business or product initiative and for merger-and-acquisition analysis.
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
Our sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. There were no Federal Home Loan Bank advances outstanding as of June 30, 2012 or December 31, 2011. Each of the above-described sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
Our significant uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which means that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.
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
In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-duration financial instruments which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of June 30, 2012, this wholesale CD portfolio totaled $10.25 billion, compared to $6.34 billion as of December 31, 2011.
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
As of June 30, 2012, the value of our consolidated net liquid assets, as defined, totaled $129.19 billion, compared to $144.15 billion as of December 31, 2011. For the quarter and six months ended June 30, 2012, consolidated average net liquid assets were $116.65 billion and $112.52 billion, respectively, compared to $88.80 billion and $87.75 billion for the quarter and six months ended June 30, 2011, respectively. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $24.55 billion at the Federal Reserve, the European Central Bank and other non-U.S. central banks as of June 30, 2012, compared to $50.09 billion as of December 31, 2011. As of June 30, 2012, the value of the parent company's net liquid assets totaled $3.78 billion, compared with $4.91 billion as of December 31, 2011. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $38.31 billion as of June 30, 2012, compared to $44.66 billion as of December 31, 2011, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of June 30, 2012, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of June 30, 2012 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. As of June 30, 2012, we had $2.45 billion of commercial paper outstanding, compared to $2.38 billion as of December 31, 2011.
State Street Bank had initial Board authority to issue unsecured senior debt securities up to an aggregate of $5 billion, including up to $1.5 billion of subordinated debt. All $5 billion was available for issuance under this Board authority as of June 30, 2012. State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $787 million as of June 30, 2012, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2012, no balance was outstanding on this line of credit.

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
We engage in trading and investment activities primarily to support our clients' needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall risk appetite, objectives and liquidity needs, our clients' requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed under “Asset and Liability Management" in this "Market Risk" section.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2012, the aggregate notional amount of these derivative contracts was $868.25 billion, of which $828.07 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 10 to the consolidated financial statements in this Form 10-Q.
As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain regulatory capital for market risk in accordance with currently applicable bank regulatory market risk guidelines. VaR is estimated for a 99% one-tail confidence interval and an assumed one-day holding period using a historical observation period of two years. A 99% one-tail confidence interval implies that daily trading losses should not exceed the estimated VaR more than 1% of the time, or less than three business days out of a year. The methodology uses a simulation approach based on historically observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions.
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
VALUE-AT-RISK

	Six Months Ended June 30,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.1	$5.0	$0.7	$2.7	$6.0	$1.1
Interest rates	1.3	2.1	0.5	6.0	9.3	3.4
Total VaR for trading assets	$2.5	$4.7	$1.0	$6.5	$10.5	$3.5
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
Consistent with currently applicable bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but carried in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions outside of our regular sales and trading activities. Consequently, we compute the VaR associated with those assets using a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

separate model, which we then add to the VaR associated with our regular sales and trading activities to derive State Street's total regulatory VaR. Although this simple addition does not give full recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.
We perform ongoing integrity testing of our VaR models to validate that the model forecasts are reasonable when compared to actual results. Our actual daily trading profit and loss, or P&L, is generally greater than hypothetical daily trading P&L due to our ability to manage our positions through intra-day trading and other pricing considerations. As such, while we have not seen any back-testing exceptions to the VaR model in comparison to actual daily trading P&L, from time to time, back-testing exceptions do occur on a hypothetical basis, assuming that all positions are held constant. These exceptions are generally infrequent, as one would expect from the nature and definition of a VaR computation.
The following table presents the VaR associated with our regular trading activities, presented in the preceding table, and the VaR associated with positions outside of those trading activities, the latter of which is described as “VaR for non-trading assets,” for the periods indicated. “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no additional diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.
Total Regulatory VALUE-AT-RISK

	Six Months Ended June 30,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$2.5	$4.7	$1.0	$6.5	$10.5	$3.5
VaR for non-trading assets	1.5	2.0	1.3	1.7	1.9	1.4
Total regulatory VaR	$4.0	$6.1	$2.6	$8.2	$12.4	$5.0

Asset and Liability Management Activities
A primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is the exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits to conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
The economic value of our statement of condition is a metric designed to best estimate the fair value of assets and liabilities which could be garnered if the assets and liabilities were sold today. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments. Additional information about our measurement of fair value is provided in note 9 to the consolidated financial statements included in this Form 10-Q.
Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Our use of derivatives is subject to guidelines approved by our Asset, Liability and Capital Committee, or ALCCO, within which we seek to manage. Additional information about our use of derivatives is provided in note 10 to the consolidated financial statements included in this Form 10-Q.
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, or NIR-at-risk, and economic value of equity, or EVE, sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates, and is generally used in the context of economic capital discussed under "Economic Capital" in "Financial Condition - Capital" in this Management's Discussion and Analysis. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

horizons being modeled.
Key assumptions used in the models, described in more detail in each section below, along with changes in market conditions, are inherently uncertain. Actual results necessarily differ from model results as market conditions differ from assumptions. As such, management performs back-testing, stress testing, and model integrity analyses to validate that the modeled results produce predictive NIR and EVE sensitivity estimates which can be used in the management of interest-rate risk. Primary factors affecting the actual results are changes in balance sheet size and mix; the timing, magnitude and frequency of changes in interest rates, including the slope and the relationship between the interest-rate level of U.S. dollar and non-U.S. dollar yield curves; changes in market conditions; and management actions taken in response to the preceding conditions.
Both NIR-at-risk and EVE sensitivity results are managed against ALCCO-approved limits and guidelines and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCCO. Our guidelines approved by ALCCO are in line with industry standards and are periodically examined by the Federal Reserve.
Based on our current balance sheet composition where fixed-rate assets exceed fixed-rate liabilities, reported results of NIR-at-risk could depict an increase in NIR from a rate increase while EVE presents a loss.  A change in this balance sheet profile may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (undiscounted) dollar net interest flows which are generated from the forecasted statement of condition over the next 12 months.  As rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR.  EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period end balance sheet.  As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest rate environment.
Although net interest revenue in both NIR-at-risk and EVE is higher in response to increased interest rates, the future principal flows on fixed rate investments are discounted at higher rates for EVE, which results in lower asset values and a corresponding reduction or loss in EVE.  As noted above, NIR-at-risk does not analyze changes in the value of principal cash flows and therefore does not experience the same reduction experienced by EVE sensitivity associated with discounting principal cash flows at higher rates.
NET INTEREST REVENUE AT RISK
NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. The impact of changes in market rates on NIR is measured against a baseline NIR which encompasses management's expectations regarding the evolving balance sheet volumes and interest rates in the near-term. The goal is to achieve an acceptable level of NIR under various interest rate environments. Assumptions regarding client deposit levels and our ability to price these deposits under various rate environments have a significant impact on the results of the NIR simulations. Similarly, the timing of cash flows from our investment portfolio, especially option-embedded financial instruments like mortgage-backed securities, and our ability to replace these cash flows in line with management's expectations, can affect the results of NIR simulations.
The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100 basis point shift to the bank's internal rate forecast. Estimated incremental exposures presented below are dependent on management's assumptions and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street's financial performance.

	Estimated Exposure to Net Interest Revenue
(In millions)	June 30, 2012	December 31, 2011
Rate change:
+100 bps shock	$202	$235
–100 bps shock	(284)	(334)
+100 bps ramp	73	79
–100 bps ramp	(138)	(158)

As of June 30, 2012, NIR sensitivity to an upward-100-basis-point shock in market rates was slightly lower compared to December 31, 2011. A larger fixed-rate investment portfolio caused asset yields to respond more slowly, leading to a smaller

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

benefit from rising rates compared to year-end. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in market rates as of June 30, 2012 was lower compared to December 31, 2011 due to the higher fixed-rate composition of the investment portfolio, which keeps NIR from going lower when rates fall relative to year-end. A downward-100-basis-point shock in market rates places pressure on NIR, as deposit rates quickly reach their implicit floors due to the exceptionally low interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment.
Other important factors which affect the levels of NIR are the size and mix of assets carried in our consolidated statement of condition; interest-rate spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in market interest rates; and management actions taken in response to the preceding conditions.
ECONOMIC VALUE OF EQUITY
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate ±200 basis point rate shock compared to current rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's tier 1 and tier 2 risk-based capital to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a +/- 200-basis-point rate shock that is less than 20% of tier 1 and tier 2 risk-based capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit. Similar to NIR-at-risk measures, the timing of cash flows affects EVE, as changes in asset and liability values under different rate scenarios are dependent on when interest and principal payments are received. In contrast to NIR simulations, however, EVE sensitivity does not incorporate assumptions regarding reinvestment of these cash flows. In addition, our ability to price client deposits has a much smaller impact on EVE, as EVE sensitivity does not consider the ongoing benefit of investing client deposits.
The following table presents estimated EVE exposures, calculated as of the dates indicated, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

	Estimated Sensitivity of Economic Value of Equity
(In millions)	June 30, 2012	December 31, 2011
Rate change:
+200 bps shock	$(2,189)	$(1,936)
–200 bps shock	320	490

EVE exposure to an upward-200-basis-point shock as of June 30, 2012 was slightly higher compared to December 31, 2011 as a result of purchases of fixed-rate investment securities during the first six months of 2012. The historic low-rate environment causes some market rates to move to zero before achieving a full 200-basis-point decline in a downward shock, and thus limits the potential positive EVE change, causing a lower benefit compared to December 31, 2011.

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
We use an internal rating system to assess our risk of credit loss. State Street's risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned. We evaluate and risk-rate the credit of our counterparties on an individual basis at least annually. Significant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

exposures are reviewed daily by Enterprise Risk Management, or ERM. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders' equity, exclusive of unrealized gains or losses, is not unusual.
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
We also provide our clients with off-balance sheet liquidity and credit enhancement facilities in the form of letters and lines of credit and standby bond-purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the appropriate level of this reserve on a regular basis.
Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as described in note 2 to the consolidated financial statements included in this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $314.75 billion as of June 30, 2012, compared to $302.34 billion as of December 31, 2011. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in our consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $322.84 billion and $312.60 billion as collateral for indemnified securities on loan as of June 30, 2012 and December 31, 2011, respectively.
The collateral held by us is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. The indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $322.84 billion as of June 30, 2012 and $312.60 billion as of December 31, 2011 referenced above, $85.86 billion as of June 30, 2012 and $88.66 billion as of December 31, 2011 was invested in indemnified repurchase agreements. We or our agents held $89.95 billion and $93.04 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2012 and December 31, 2011, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis, which is required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2012, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2012.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2012, no changes occurred in State Street’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,086	$1,124	$2,164	$2,219
Management fees	246	250	482	486
Trading services	255	311	535	613
Securities finance	143	137	240	203
Processing fees and other	48	70	142	162
Total fee revenue	1,778	1,892	3,563	3,683
Net interest revenue:
Interest revenue	786	719	1,551	1,453
Interest expense	114	147	254	304
Net interest revenue	672	572	1,297	1,149
Gains (Losses) related to investment securities, net:
Net gains (losses) from sales of investment securities	(14)	62	5	66
Losses from other-than-temporary impairment	(21)	(44)	(46)	(79)
Losses not related to credit	8	9	25	33
Gains (Losses) related to investment securities, net	(27)	27	(16)	20
Total revenue	2,423	2,491	4,844	4,852
Provision for loan losses	(1)	2	(1)	1
Expenses:
Compensation and employee benefits	942	1,009	2,006	1,983
Information systems and communications	208	199	399	390
Transaction processing services	172	193	353	373
Occupancy	115	113	234	220
Acquisition and restructuring costs	37	17	58	36
Professional services	96	84	177	166
Amortization of other intangible assets	48	50	99	99
Other	154	109	281	209
Total expenses	1,772	1,774	3,607	3,476
Income before income tax expense	652	715	1,238	1,375
Income tax expense	162	202	321	391
Net income	$490	$513	$917	$984
Net income available to common shareholders	$480	$502	$897	$968

Earnings per common share:
Basic	$1.00	$1.01	$1.86	$1.95
Diluted	.98	1.00	1.83	1.93
Average common shares outstanding (in thousands):
Basic	481,404	496,806	483,165	497,137
Diluted	488,518	501,044	489,145	500,753
Cash dividends declared per common share	$.24	$.18	$.48	$.36

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2012	2011
Net income	$490	$513
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(15) and $(15), respectively	(299)	112
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $42 and $195, respectively	75	291
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $(11) and $(4), respectively	(17)	(7)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $6, respectively	—	10
Change in net unrealized losses on cash flow hedges, net of related taxes of $0 and $0, respectively	3	4
Change in minimum pension liability, net of related taxes of $0 and $19, respectively	—	(12)
Other comprehensive income (loss)	(238)	398
Total comprehensive income	$252	$911

	Six Months Ended June 30,
(In millions)	2012	2011
Net income	$917	$984
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of $34 and $(38), respectively	(153)	472
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $145 and $243, respectively	251	358
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $10 and $6, respectively	15	8
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $8, respectively	3	13
Change in net unrealized losses on cash flow hedges, net of related taxes of $1 and $1, respectively	4	3
Change in minimum pension liability, net of related taxes of $1 and $23, respectively	2	(5)
Other comprehensive income	122	849
Total comprehensive income	$1,039	$1,833

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2012	December 31, 2011
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$6,088	$2,193
Interest-bearing deposits with banks	31,145	58,886
Securities purchased under resale agreements	8,144	7,045
Trading account assets	606	707
Investment securities available for sale	106,378	99,832
Investment securities held to maturity (fair value of $7,934 and $9,362)	7,807	9,321
Loans and leases (less allowance for losses of $22 and $22)	12,338	10,031
Premises and equipment (net of accumulated depreciation of $3,842 and $3,673)	1,702	1,747
Accrued income receivable	1,914	1,822
Goodwill	5,611	5,645
Other intangible assets	2,334	2,459
Other assets	16,710	17,139
Total assets	$200,777	$216,827

Liabilities:
Deposits:
Noninterest-bearing	$41,194	$59,229
Interest-bearing—U.S.	11,209	7,148
Interest-bearing—Non-U.S.	91,368	90,910
Total deposits	143,771	157,287
Securities sold under repurchase agreements	8,893	8,572
Federal funds purchased	671	656
Other short-term borrowings	4,714	4,766
Accrued expenses and other liabilities	16,439	18,017
Long-term debt	6,392	8,131
Total liabilities	180,880	197,429
Commitments and contingencies (note 6)
Shareholders’ equity:
Preferred stock, no par: 3,500,000 shares authorized; 5,001 shares issued and outstanding	500	500
Common stock, $1 par: 750,000,000 shares authorized; 503,930,869 and 503,965,849 shares issued	504	504
Surplus	9,623	9,557
Retained earnings	10,846	10,176
Accumulated other comprehensive loss	(537)	(659)
Treasury stock, at cost (25,108,775 and 16,541,985 shares)	(1,039)	(680)
Total shareholders’ equity	19,897	19,398
Total liabilities and shareholders’ equity	$200,777	$216,827

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Net income					984				984
Other comprehensive income						849			849
Preferred stock issued	$500								500
Cash dividends declared:
Common stock—$.36 per share					(181)				(181)
Preferred stock					(7)				(7)
Common stock acquired							4,872	(225)	(225)
Common stock awards and options exercised, including related taxes of $(11)		1,988	2	129			(127)	6	137
Other				(11)			(7)	1	(10)
Balance at June 30, 2011	$500	504,052	$504	$9,474	$9,430	$160	5,158	$(234)	$19,834
Balance at December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					917				917
Other comprehensive income						122			122
Cash dividends declared:
Common stock—$.48 per share					(233)				(233)
Preferred stock					(14)				(14)
Common stock acquired							11,098	(480)	(480)
Common stock awards and options exercised, including related taxes of $(9)		(35)	—	65			(2,534)	121	186
Other				1			3	—	1
Balance at June 30, 2012	$500	503,931	$504	$9,623	$10,846	$(537)	25,109	$(1,039)	$19,897

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2012	2011
Operating Activities:
Net income	$917	$984
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax benefit	(55)	(15)
Amortization of other intangible assets	99	99
Other non-cash adjustments for depreciation, amortization and accretion	165	70
(Gains) Losses related to investment securities, net	16	(20)
Change in trading account assets, net	101	(1,477)
Change in accrued income receivable	(92)	(138)
Change in collateral deposits, net	(2,998)	(683)
Change in unrealized (gains) losses on foreign exchange derivatives, net	348	(379)
Change in other assets, net	913	(4,363)
Change in trading liabilities, net	5	748
Change in accrued expenses and other liabilities, net	(1,136)	3,395
Other, net	268	(282)
Net cash used in operating activities	(1,449)	(2,061)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	27,741	(8,665)
Net (increase) decrease in securities purchased under resale agreements	(1,099)	1,005
Proceeds from sales of available-for-sale securities	2,451	7,552
Proceeds from maturities of available-for-sale securities	21,653	21,380
Purchases of available-for-sale securities	(28,698)	(40,870)
Proceeds from maturities of held-to-maturity securities	1,512	1,940
Purchases of held-to-maturity securities	(5)	(452)
Net increase in loans	(2,338)	(1,154)
Business acquisitions, net of cash acquired	—	(77)
Purchases of equity investments and other long-term assets	(53)	(63)
Purchases of premises and equipment	(143)	(192)
Other, net	69	194
Net cash (used in) provided by investing activities	21,090	(19,402)
Financing Activities:
Net increase (decrease) in time deposits	3,000	(6,261)
Net increase (decrease) in all other deposits	(16,516)	33,325
Net increase (decrease) in short-term borrowings	284	(5,459)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,986
Payments for long-term debt and obligations under capital leases	(1,762)	(1,018)
Proceeds from issuance of preferred stock	—	500
Proceeds from exercises of common stock options	16	37
Purchases of common stock	(480)	(225)
Repurchases of common stock for employee tax withholding	(69)	(58)
Payments for cash dividends	(219)	(103)
Net cash (used in) provided by financing activities	(15,746)	22,724
Net increase	3,895	1,261
Cash and due from banks at beginning of period	2,193	3,311
Cash and due from banks at end of period	$6,088	$4,572
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
Note 2.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,258	$32	$1	$1,289	$2,798	$39	$1	$2,836
Mortgage-backed securities	33,679	568	98	34,149	29,511	538	28	30,021
Asset-backed securities:
Student loans(1)	17,304	79	648	16,735	17,187	69	711	16,545
Credit cards	9,750	54	8	9,796	10,448	53	14	10,487
Sub-prime	1,689	2	361	1,330	1,849	2	447	1,404
Other	3,812	145	100	3,857	3,421	169	125	3,465
Total asset-backed securities	32,555	280	1,117	31,718	32,905	293	1,297	31,901
Non-U.S. debt securities:
Mortgage-backed securities	10,747	119	51	10,815	10,890	92	107	10,875
Asset-backed securities	5,641	10	9	5,642	4,318	2	17	4,303
Government securities	1,821	—	—	1,821	1,671	—	—	1,671
Other	3,625	53	5	3,673	2,797	41	13	2,825
Total non-U.S. debt securities	21,834	182	65	21,951	19,676	135	137	19,674
State and political subdivisions	7,182	229	103	7,308	6,924	244	121	7,047
Collateralized mortgage obligations	4,668	98	36	4,730	3,971	62	53	3,980
Other U.S. debt securities	4,265	193	9	4,449	3,471	159	15	3,615
U.S. equity securities	674	2	—	676	639	1	—	640
Non-U.S. equity securities	108	—	—	108	118	—	—	118
Total	$106,223	$1,584	$1,429	$106,378	$100,013	$1,471	$1,652	$99,832
Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$206	$15		$221	$265	$18		$283
Asset-backed securities	17	—	$1	16	31	—	$2	29
Non-U.S. debt securities:
Mortgage-backed securities	4,087	73	162	3,998	4,973	87	224	4,836
Asset-backed securities	432	14	3	443	436	16	3	449
Government securities	3	—	—	3	3	—	—	3
Other	166	—	12	154	172	—	17	155
Total non-U.S. debt securities	4,688	87	177	4,598	5,584	103	244	5,443
State and political subdivisions	86	2	—	88	107	3	—	110
Collateralized mortgage obligations	2,810	227	26	3,011	3,334	220	57	3,497
Total	$7,807	$331	$204	$7,934	$9,321	$344	$303	$9,362

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $38.31 billion and $44.66 billion at June 30, 2012 and December 31, 2011, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$131	$1	$131	$1
Mortgage-backed securities	$8,079	$96	355	2	8,434	98
Asset-backed securities:
Student loans	1,606	12	10,874	636	12,480	648
Credit cards	1,685	6	311	2	1,996	8
Sub-prime	—	—	1,290	361	1,290	361
Other	1,031	23	1,125	77	2,156	100
Total asset-backed securities	4,322	41	13,600	1,076	17,922	1,117
Non-U.S. debt securities:
Mortgage-backed securities	991	3	1,777	48	2,768	51
Asset-backed securities	827	3	335	6	1,162	9
Other	716	2	23	3	739	5
Total non-U.S. debt securities	2,534	8	2,135	57	4,669	65
State and political subdivisions	491	4	1,364	99	1,855	103
Collateralized mortgage obligations	892	15	547	21	1,439	36
Other U.S. debt securities	309	1	31	8	340	9
Total	$16,627	$165	$18,163	$1,264	$34,790	$1,429
Held to maturity:
Asset-backed securities			$12	$1	$12	$1
Non-U.S. debt securities:
Mortgage-backed securities	$114	$2	1,239	160	1,353	162
Asset-backed securities	—	—	79	3	79	3
Other	—	—	140	12	140	12
Total non-U.S. debt securities	114	2	1,458	175	1,572	177
Collateralized mortgage obligations	156	6	275	20	431	26
Total	$270	$8	$1,745	$196	$2,015	$204

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,373	$1			$1,373	$1
Mortgage-backed securities	4,714	26	$370	$2	5,084	28
Asset-backed securities:
Student loans	2,642	23	10,706	688	13,348	711
Credit cards	2,581	6	1,461	8	4,042	14
Sub-prime	16	1	1,360	446	1,376	447
Other	1,482	19	1,122	106	2,604	125
Total asset-backed securities	6,721	49	14,649	1,248	21,370	1,297
Non-U.S. debt securities:
Mortgage-backed securities	6,069	55	1,151	52	7,220	107
Asset-backed securities	2,205	14	108	3	2,313	17
Other	1,543	13	—	—	1,543	13
Total non-U.S. debt securities	9,817	82	1,259	55	11,076	137
State and political subdivisions	171	3	1,446	118	1,617	121
Collateralized mortgage obligations	2,024	43	68	10	2,092	53
Other U.S. debt securities	220	2	57	13	277	15
Total	$25,040	$206	$17,849	$1,446	$42,889	$1,652
Held to maturity:
Asset-backed securities			$29	$2	$29	$2
Non-U.S. debt securities:
Mortgage-backed securities	$341	$6	1,382	218	1,723	224
Asset-backed securities	9	1	70	2	79	3
Other	—	—	138	17	138	17
Total non-U.S. debt securities	350	7	1,590	237	1,940	244
Collateralized mortgage obligations	649	32	231	25	880	57
Total	$999	$39	$1,850	$264	$2,849	$303

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of June 30, 2012:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations		$451	$62	$776
Mortgage-backed securities	$13	1,498	10,138	22,500
Asset-backed securities:
Student loans	217	6,141	6,877	3,500
Credit cards	917	7,212	1,667	—
Sub-prime	135	50	5	1,140
Other	92	2,309	1,337	119
Total asset-backed securities	1,361	15,712	9,886	4,759
Non-U.S. debt securities:
Mortgage-backed securities	611	3,677	490	6,037
Asset-backed securities	236	3,829	1,244	333
Government securities	1,671	150	—	—
Other	1,542	2,009	122	—
Total non-U.S. debt securities	4,060	9,665	1,856	6,370
State and political subdivisions	632	2,999	2,834	843
Collateralized mortgage obligations	82	2,351	922	1,375
Other U.S. debt securities	305	3,132	980	32
Total	$6,453	$35,808	$26,678	$36,655
Held to maturity:
U.S. Treasury and federal agencies:
Mortgage-backed securities		$40	$52	$114
Asset-backed securities		—	—	17
Non-U.S. debt securities:
Mortgage-backed securities	$631	63	—	3,393
Asset-backed securities	73	226	133	—
Government securities	3	—	—	—
Other	—	152	—	14
Total non-U.S. debt securities	707	441	133	3,407
State and political subdivisions	50	36	—	—
Collateralized mortgage obligations	370	1,380	167	893
Total	$1,127	$1,897	$352	$4,431
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Gross realized gains from sales of available-for-sale securities	$32	$62	$51	$66
Gross realized losses from sales of available-for-sale securities (1)	(46)	—	(46)	—

Gross losses from other-than-temporary impairment	(21)	(44)	(46)	(79)
Losses not related to credit	8	9	25	33
Net impairment losses	(13)	(35)	(21)	(46)
Gains (Losses) related to investment securities, net	$(27)	$27	$(16)	$20

Impairment associated with expected credit losses	$(9)	$(24)	$(13)	$(29)
Impairment associated with management's intent to sell the impaired securities prior to their recovery in value	—	(8)	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(4)	(3)	(8)	(9)
Net impairment losses	$(13)	$(35)	$(21)	$(46)

(1) Loss resulted from the sale of all of our Greek securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' published credit ratings.
The following table presents activity with respect to net impairment losses related to credit for the periods indicated:

	Six Months Ended June 30,
(In millions)	2012	2011
Beginning balance	$113	$63
Plus losses for which other-than-temporary impairment was not previously recognized	2	7
Plus losses for which other-than-temporary impairment was previously recognized	19	31
Less previously recognized losses related to securities sold	(20)	(1)
Less losses related to securities intended or required to be sold	—	(2)
Ending balance	$114	$98
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2012.
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
Primarily as a result of rising delinquencies and loss severities for certain securities as well as management's continued expectation of a slow U.S. national housing market, we recorded other-than-temporary impairment of $3 million and $7 million related to such securities, all associated with expected credit losses, in our consolidated statement of income in the three and six months ended June 30, 2012, respectively. Such losses were $24 million and $29 million, all associated with expected credit losses, in the three and six months ended June 30, 2011, respectively.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are not exposed to traditional consumer credit risk. Our total exposure to private student loan-backed securities was less than $1.0 billion as of June 30, 2012; our evaluation of impairment considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.
Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are composed primarily of U.K., Dutch and Australian securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral resides, including housing prices and unemployment. Where

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists. During the three and six months ended June 30, 2012, we recorded other-than-temporary impairment of $10 million and $14 million, respectively, substantially related to non-U.S. mortgage-backed securities. Of the total impairment, $6 million in both periods was associated with expected credit losses and $4 million and $8 million, respectively, was associated with adverse changes in timing of expected future cash flows. During the three and six months ended June 30, 2011, we recorded other-than-temporary impairment of $3 million and $9 million, respectively, all associated with adverse changes in timing of expected future cash flows, substantially related to non-U.S. mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $697 million as of June 30, 2012. We had no exposure to Greece, and no direct sovereign debt exposure to any of these countries, as of that date. We had indirect exposure consisting of mortgage- and asset-backed securities, composed of $266 million in Spain, $252 million in Italy, $107 million in Ireland and $72 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $71 million as of June 30, 2012. We recorded other-than-temporary impairment of $6 million associated with expected credit losses on these securities during the three months ended June 30, 2012. We recorded no other-than-temporary impairment associated with expected credit losses on these securities in the three months ended June 30, 2012 or in the three and six months ended June 30, 2011. Our evaluation of potential other-than-temporary impairment of these securities assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis, and the combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines of between 9% and 22% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
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
In the aggregate, we recorded credit-related other-than-temporary impairment of $13 million and $21 million during the three and six months ended June 30, 2012, respectively, compared to $35 million and $46 million during the three and six months ended June 30, 2011, respectively. Of the $13 million and $21 million recorded during the three and six months ended June 30, 2012, $9 million and $13 million, respectively, related to expected credit losses, and $4 million and $8 million, respectively, resulted from adverse changes in timing of expected future cash flows from the securities. Of the $35 million and $46 million recorded in the three and six months ended June 30, 2011, respectively, $24 million and $29 million, respectively, related to expected credit losses, $8 million in both periods resulted from changes in management's intent to sell the impaired securities prior to their recovery in value, and $3 million and $9 million, respectively, resulted from adverse changes in timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded during the three and six months ended June 30, 2012, management considers the aggregate decline in fair value of the

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.63 billion related to 1,899 securities as of June 30, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities.

Note 3.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Institutional:
Investment funds:
U.S.	$7,521	$5,592
Non-U.S.	1,337	796
Commercial and financial:
U.S.	890	563
Non-U.S.	380	453
Purchased receivables:
U.S.	364	563
Non-U.S.	250	372
Lease financing:
U.S.	386	397
Non-U.S.	813	857
Total institutional	11,941	9,593
Commercial real estate:
U.S.	419	460
Total loans and leases	12,360	10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$12,338	$10,031
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes of the institutional segment were $4.33 billion and $2.17 billion at June 30, 2012 and December 31, 2011, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
June 30, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$8,616	$1,047	$614	$1,172			$30	$11,479
Speculative	242	223	—	27	$379		5	876
Doubtful	—	—	—	—	—	$5	—	5
Total	$8,858	$1,270	$614	$1,199	$379	$5	$35	$12,360

	Institutional				Commercial Real Estate
December 31, 2011	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$6,341	$592	$935	$1,194	$1	$3	$36	$9,102
Speculative	47	424	—	60	379	31	5	946
Doubtful	—	—	—	—	—	5	—	5
Total	$6,388	$1,016	$935	$1,254	$380	$39	$41	$10,053

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of June 30, 2012. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
(In millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Loans and leases:
Individually evaluated for impairment	$51	$56	$414	$421	$465	$477
Collectively evaluated for impairment	11,890	9,537	—	—	11,890	9,537
Loans acquired with deteriorated credit quality	—	—	5	39	5	39
Total	$11,941	$9,593	$419	$460	$12,360	$10,053
As of June 30, 2012 and December 31, 2011, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.
The following tables present our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	June 30, 2012			December 31, 2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$199	$227		$199	$227
CRE—property development—acquired credit-impaired	—	34		—	34
CRE—other—acquired credit-impaired	5	66		8	69
With an allowance recorded:
CRE—other—acquired credit-impaired	—	—		31	37	—
Total CRE	$204	$327	—	$238	$367	—

(1)	As of both June 30, 2012 and December 31, 2011, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

	Average Recorded Investment		Interest Revenue Recognized		Average Recorded Investment		Interest Revenue Recognized
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
With no related allowance recorded:
CRE—property development	$199	$201	$4	$4	$199	$203	$8	$8
CRE—other—acquired credit-impaired	6	16	—	—	23	16	—	—
CRE—other	—	2	—	—	—	8	—	1
With an allowance recorded:
CRE—property development	—	79	—	—	—	79	—	—
CRE—property development—acquired credit-impaired	—	—	—	—	—	10	—	—
CRE—other—acquired credit-impaired	—	75	—	1	—	75	—	1
CRE—other	—	7	—	—	—	7	—	—
Total CRE	$205	$380	$4	$5	$222	$398	$8	$10

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of both June 30, 2012 and December 31, 2011 we held an aggregate of approximately $199 million of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the six months ended June 30, 2012 and all of 2011, no loans were modified in troubled debt restructurings.
No institutional loans or leases were 90 days or more contractually past due as of June 30, 2012 or December 31, 2011. Although a portion of the CRE loans was 90 days or more contractually past due as of June 30, 2012 and December 31, 2011, we do not report them as past-due loans, pursuant to GAAP that governs the accounting for acquired credit-impaired loans.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2012			2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22		$22	$31	$49	$80
Charge-offs	—		—	—	(28)	(28)
Provisions	—	$(1)	(1)	(9)	11	2
Recoveries	—	1	1	—	—	—
Ending balance	$22	$—	$22	$22	$32	$54

	Six Months Ended June 30,
	2012			2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22		$22	$31	$69	$100
Charge-offs	—		—	—	(47)	(47)
Provisions	—	$(1)	(1)	(9)	10	1
Recoveries	—	1	1	—	—	—
Ending balance	$22	$—	$22	$22	$32	$54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Six Months Ended June 30,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,610	$35	$5,645	$5,591	$6	$5,597
Acquisitions	—	—	—	—	31	31
Foreign currency translation, net	(34)	—	(34)	118	2	120
Ending balance	$5,576	$35	$5,611	$5,709	$39	$5,748

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Six Months Ended June 30,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,408	$51	$2,459	$2,559	$34	$2,593
Acquisitions	—	—	—	—	27	27
Amortization	(96)	(3)	(99)	(95)	(4)	(99)
Foreign currency translation, net	(25)	(1)	(26)	92	1	93
Other	—	—	—	—	2	2
Ending balance	$2,287	$47	$2,334	$2,556	$60	$2,616

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of the dates indicated:

	June 30, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,349	$(706)	$1,643	$2,369	$(641)	$1,728
Core deposits	696	(134)	562	702	(117)	585
Other	223	(94)	129	233	(87)	146
Total	$3,268	$(934)	$2,334	$3,304	$(845)	$2,459

Note 5.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Collateral deposits, net	$8,743	$6,688
Unrealized gains on derivative financial instruments, net	4,175	6,366
Investments in joint ventures and other unconsolidated entities	1,199	1,060
Accounts receivable	415	431
Deferred tax assets, net of valuation allowance	408	395
Prepaid expenses	319	308
Receivable for securities settlement	245	20
Deposits with clearing organizations	127	222
Non-cash collateral deposits	99	110
Income taxes receivable	45	989
Other(1)	935	550
Total	$16,710	$17,139

(1)	Amounts for June 30, 2012 and December 31, 2011 included other real estate owned of approximately $76 million and $75 million, respectively.
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Aggregate fair value of indemnified securities financing	$314,750	$302,342
Aggregate fair value of cash and securities held as collateral for indemnified securities financing	322,835	312,598
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	85,861	88,656
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	89,945	93,039
In certain cases, we participate in securities lending transactions as principal, rather than as agent. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received associated with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2012 and December 31, 2011, we had approximately $8.53 billion and $5.21 billion, respectively, of collateral provided and approximately $5.17 billion and $4.59 billion, respectively, of collateral received in connection with principal securities lending transactions.

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
SSgA
There are three pending lawsuits by individual investors in the active fixed-income strategies that were the subject of our 2010 regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State. The plaintiffs in these lawsuits seek damages in excess of the payments received in connection with that regulatory settlement plus related costs, including pre-judgment interest and attorneys' fees. One of the three lawsuits was filed by Prudential Retirement Insurance and Annuity Co. in 2007 in New York federal court. On February 3, 2012, the Court issued a ruling finding that Prudential is entitled to a payment from State Street, after adjustment for the compensation received in the regulatory settlement, in the amount of $28.1 million. This award may ultimately be increased if the Court awards Prudential interest and costs. We intend to appeal the Court's February 3, 2012 ruling. The timing of the remaining phases of further trial proceedings or of any appeal cannot currently be determined. We have not established a reserve with respect to this litigation.
The two other pending lawsuits are proceedings in the federal courts in Texas and New York. The plaintiff in the Texas case seeks punitive damages. We have established reserves in connection with our estimated exposure based on settlement discussions with the plaintiffs in these two matters.
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
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, would have been approximately $23.2 million as of June 30, 2012. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have not established a reserve with respect to this litigation.
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
We provide custody and principal foreign exchange services to government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the SEC, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. We continue to respond to such inquiries and subpoenas.
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
We have not established a reserve with respect to any of the pending legal proceedings relating to our indirect foreign exchange services. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether any other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $141 million for the six months ended June 30, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.
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
Lehman Entities
We have claims against Lehman entities, referred to as Lehman, in bankruptcy proceedings in the U.S. and the U.K. We also have amounts that we owe, or return obligations, to Lehman. The various claims and amounts owed have arisen from transactions that existed at the time Lehman entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During the three months ended September 30, 2011, we reached agreement with certain Lehman bankruptcy estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court has allowed those claims in the amount of $400 million. In April 2012, we received an initial distribution on this amount. The total amount we ultimately collect will be subject to the availability of assets in those estates. We are in discussions with other Lehman bankruptcy administrators and would expect over time to resolve or obtain greater clarity on the other outstanding claims. We continue to believe that our allowed and/or realizable claims against Lehman exceed our potential return obligations, but the ultimate outcomes of these matters cannot be predicted with certainty. In addition, given the complexity of these matters, their resolution and our receipt of related proceeds from the bankruptcy estates are likely to occur in different periods, potentially resulting in the recognition of gains or losses in different periods.
Investment Servicing
State Street Bank is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege claims for breach of contract, breach of implied in fact contract, gross negligence, negligence, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, aiding and abetting fraud and violation of Massachusetts consumer protection statutes in connection with certain assets managed by TAG and custodied with State Street. The complaints include a putative consolidated class action, which alleges that the class has suffered tens of millions of dollars in damages, and two individual complaints, which seek unspecified damages.
Tax Contingencies
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.
Unrecognized tax benefits as of June 30, 2012 totaled approximately $87 million, compared to approximately $125 million as of December 31, 2011. Substantially all of the change was associated with the impact of our previously reported agreement with the Internal Revenue Service, or IRS, to close their review of the tax years 2000 - 2006.
The IRS is currently reviewing our U.S. income tax returns for the tax years 2007 - 2009. Management believes that we have sufficiently accrued liabilities as of June 30, 2012 for tax exposures, including, but not limited to, exposures related to the IRS's review of the tax years 2007 - 2009.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of June 30, 2012 and December 31, 2011, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $37.23 billion and $40.96 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 10 in this Form 10-Q. As of June 30, 2012, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.
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
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2012 and December 31, 2011, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.74 billion and $2.81 billion, respectively, and other short-term borrowings of $2.22 billion and $2.29 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.2 years at June 30, 2012, compared to approximately 7.4 years at December 31, 2011.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.27 billion and $669 million, respectively, at June 30, 2012, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Collateralized Debt Obligations
We serve as collateral manager for a series of collateralized debt obligations, or CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and do not record them in our consolidated financial statements. As of both June 30, 2012 and December 31, 2011, the aggregate notional amount of these CDOs was $400 million, respectively. As of June 30, 2012 and December 31, 2011, the carrying amount of the underlying collateral was $134 million and $166 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.
Note 8.    Shareholders’ Equity

In March 2012, our Board of Directors approved a new program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. During the six months ended June 30, 2012, we purchased approximately 11.1

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

million shares of our common stock at an average and aggregate cost of approximately $43.26 and $480 million, respectively. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
The following table presents the after-tax components of accumulated other comprehensive loss as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011
Foreign currency translation	$(153)	$—
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)

Net unrealized gains on available-for-sale securities portfolio	304	110
Net unrealized losses related to reclassified available-for-sale securities	(137)	(189)
Net unrealized gains (losses) on available-for-sale securities	167	(79)

Net unrealized losses on available-for-sale securities designated in fair value hedges	(195)	(210)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	(12)	(17)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(83)	(86)
Net unrealized losses on cash flow hedges	(1)	(5)
Minimum pension liability	(246)	(248)
Total	$(537)	$(659)
For the six months ended June 30, 2012, we realized net gains of $5 million from sales of available-for-sale securities. Unrealized pre-tax gains of $17 million were included in other comprehensive income, or OCI, as of December 31, 2011, net of deferred taxes of $7 million, related to these sales.
For the six months ended June 30, 2011, we realized net gains of $66 million from sales of available-for-sale securities. Unrealized pre-tax gains of $76 million were included in OCI as of December 31, 2010, net of deferred taxes of $30 million, related to these sales.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Fair value for our investment securities categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the three and six months ended June 30, 2012 and 2011.
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

•
Fair value for our investment securities categorized in level 3 is measured using information obtained from third-party sources, typically non-binding broker or dealer quotes, or through the use of internally developed pricing models. Management has evaluated its methodologies used to determine fair value, but has considered the level of observable market information to be insufficient to categorize the securities in level 2.

•
The fair value of foreign exchange contracts carried in other assets and accrued expenses and other liabilities, primarily composed of options, is measured using an option pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

•
The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and accrued expenses and other liabilities, is measured using a matrix pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. As of June 30, 2012, on a gross basis, we categorized in level 3 approximately 6% and 2% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally developed pricing model inputs composed approximately 96% and 4%, respectively, of the total fair value of the investment securities categorized in level 3 as of June 30, 2012.
The fair value measurement process for our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, independent of the business units that carry the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee, composed of senior management from independent business units, Enterprise Risk Management and Corporate Finance, oversees adherence to State Street's valuation

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

policies.
The valuation group performs independent validation of the pricing information obtained from third-party sources in order to evaluate reasonableness and consistency with market experience in similar asset classes. Monthly analyses include a review of price changes relative to overall trends, credit analysis and other relevant procedures (discussed below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unusual pricing movements.These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained independent of the third-party pricing source. The recalculated prices are compared to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, a recommendation is presented to the Valuation Committee for review and consideration.
Independent validation is also performed on fair value measurements determined using internally developed pricing models. The pricing models are subject to independent validation through our Model Assessment Committee, a corporate risk committee that provides technical recommendations to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price valuation adjustments, are developed by the business units and independently reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
Measuring fair value requires the exercise of management judgment. The level of subjectivity and the degree of management judgment required is more significant for financial instruments whose fair value is measured using inputs that are not observable. The areas requiring significant judgment are identified, documented and reported to the Valuation Committee as part of the valuation control framework. We believe that our valuation methods are appropriate; however, the use of different methodologies or assumptions, particularly as they apply to level-3 financial assets and liabilities, could materially affect fair value measurements as of the reporting date.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the six months ended June 30, 2012 or the year ended December 31, 2011.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	369				369
Other	71	$146			217
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	393	896			1,289
Mortgage-backed securities	—	33,216	$933		34,149
Asset-backed securities:
Student loans	—	16,251	484		16,735
Credit cards	—	9,522	274		9,796
Sub-prime	—	1,330	—		1,330
Other	—	763	3,094		3,857
Total asset-backed securities	—	27,866	3,852		31,718
Non-U.S. debt securities:
Mortgage-backed securities	—	10,542	273		10,815
Asset-backed securities	—	4,280	1,362		5,642
Government securities	—	1,821	—		1,821
Other	—	3,672	1		3,673
Total non-U.S. debt securities	—	20,315	1,636		21,951
State and political subdivisions	—	7,259	49		7,308
Collateralized mortgage obligations	—	4,429	301		4,730
Other U.S. debt securities	—	4,449	—		4,449
U.S. equity securities	—	676	—		676
Non-U.S. equity securities	—	108	—		108
Total investment securities available for sale	393	99,214	6,771		106,378
Other assets:
Derivative instruments:
Foreign exchange contracts	—	7,237	160
Interest-rate contracts	—	184	—
Total derivative instruments	—	7,421	160	$(3,406)	4,175
Other	99	2	—	—	101
Total assets carried at fair value	$952	$106,783	$6,931	$(3,406)	$111,260
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$5				$5
Derivative instruments:
Foreign exchange contracts	—	$7,041	$157
Interest-rate contracts	—	304	—
Other	—	—	9
Total derivative instruments	—	7,345	166	$(3,085)	4,426
Other	99	—	—	—	99
Total liabilities carried at fair value	$104	$7,345	$166	$(3,085)	$4,530

(1)
Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $744 million and $424 million, respectively, for cash collateral received from and deposited with derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and six months ended June 30, 2012 and 2011, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During both the three and six months ended June 30, 2012 and 2011, transfers out of level 3 were substantially related to certain mortgage- and asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2012
	Fair Value at March 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$912	$50							$(29)	$933
Asset-backed securities:
Student loans	511	—		$1	$(8)				(20)	484
Credit cards	119	—		2	(4)	$157			—	274
Other	3,090	—		11	9	213			(229)	3,094
Total asset-backed securities	3,720	—		14	(3)	370			(249)	3,852
Non-U.S. debt securities:
Mortgage-backed securities	469	—	$(338)	—	3	147			(8)	273
Asset-backed securities	1,035	—	(483)	—	1	840			(31)	1,362
Other	314	—	(308)	—	(4)	—			(1)	1
Total non-U.S. debt securities	1,818	—	(1,129)	—	—	987			(40)	1,636
State and political subdivisions	50	—	—	—	—	—			(1)	49
Collateralized mortgage obligations	193	45	(59)	66	—	177			(121)	301
Total investment securities available for sale	6,693	95	(1,188)	80	(3)	1,534			(440)	6,771
Other assets:
Derivative instruments, foreign exchange contracts	127	—	—	(77)	—	157			(47)	160	$(52)
Total assets carried at fair value	$6,820	$95	$(1,188)	$3	$(3)	$1,691	—	—	$(487)	$6,931	$(52)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2012
	Fair Value at March 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$126			$(78)			$150		$(41)	$157	$(52)
Other	9			—			—		—	9	—
Total derivative instruments	135			(78)			150		(41)	166	(52)
Other	20			—			—		(20)	—	—
Total liabilities carried at fair value	$155	—	—	$(78)	—	—	$150	—	$(61)	$166	$(52)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2012
(in millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$1,189	$50	$(251)						$(55)	$933
Asset-backed securities:
Student loans	860	—	(341)	$1	$(10)				(26)	484
Credit cards	91	21	—	3	(3)	$224		$(62)	—	274
Other	2,798	—	—	21	25	569		(12)	(307)	3,094
Total asset-backed securities	3,749	21	(341)	25	12	793		(74)	(333)	3,852
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,495)	—	4	306		—	1	273
Asset-backed securities	1,768	—	(1,568)	—	—	1,207		—	(45)	1,362
Other	71	—	(372)		(4)	308		—	(2)	1
Total Non-U.S. debt securities	3,296	—	(3,435)	—	—	1,821		—	(46)	1,636
State and political subdivisions	50	—	—	—	—	—		—	(1)	49
Collateralized mortgage obligations	227	45	(191)	201	—	282		—	(263)	301
Other U.S. debt securities	2	—	—	—	—	—		—	(2)	—
Total investment securities available for sale	8,513	116	(4,218)	226	12	2,896		(74)	(700)	6,771
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(108)	—	198		—	(98)	160	$(73)
Interest-rate contracts	10	—	—	(10)	—	—		1	(1)	—	—
Total derivative instruments	178	—	—	(118)	—	198		1	(99)	160	(73)
Total assets carried at fair value	$8,691	$116	$(4,218)	$108	$12	$3,094	—	$(73)	$(799)	$6,931	$(73)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(115)			$195		$(84)	$157	$(68)
Interest-rate contracts	11			(10)			—		(1)	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(125)			195		(85)	166	(68)
Other	20			—			—		(20)	—	—
Total liabilities carried at fair value	$201	—	—	$(125)	—	—	$195	—	$(105)	$166	$(68)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2011
	Fair Value at March 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations						$17				$17
Mortgage-backed securities	$898					62			$(28)	932
Asset-backed securities:
Student loans	1,308		$(308)	$1	$(1)	300			(11)	1,289
Credit cards	75		(15)	1	—	19			(1)	79
Other	2,248	$114	(135)	9	3	295			(4)	2,530
Total asset-backed securities	3,631	114	(458)	11	2	614			(16)	3,898
Non-U.S. debt securities:
Mortgage-backed securities	682	—	(506)	—	—	182			3	361
Asset-backed securities	1,125	—	(60)	—	1	761			(78)	1,749
Other	6	—	—	—	—	—			—	6
Total non-U.S. debt securities	1,813	—	(566)	—	1	943			(75)	2,116
State and political subdivisions	51	—	—	—	1	2			—	54
Collateralized mortgage obligations	228	—	(196)	199	—	142			(200)	173
Other U.S. debt securities	3	—	—	—	—	—			(1)	2
Total investment securities available for sale	6,624	114	(1,220)	210	4	1,780			(320)	7,192
Other assets:
Derivative instruments:
Foreign exchange contracts	227	—	—	(37)	—	96		$(2)	(82)	202	$(29)
Interest-rate contracts	8	—	—	(1)	—	—		—	—	7	(1)
Total derivative instruments	235	—	—	(38)	—	96		(2)	(82)	209	(30)
Total assets carried at fair value	$6,859	$114	$(1,220)	$172	$4	$1,876	—	$(2)	$(402)	$7,401	$(30)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2011
	Fair Value at March 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$232			$(20)		$(2)		$79	$(84)	$205	$(17)
Interest-rate contracts	—			—		—	$14	—	—	14	14
Other	9			—		—	—	—	—	9	—
Total derivative instruments	241			(20)		(2)	14	79	(84)	228	(3)
Total liabilities carried at fair value	$241	—	—	$(20)	—	$(2)	$14	$79	$(84)	$228	$(3)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations						$17				$17
Mortgage-backed securities	$673		$(404)		$1	699			$(37)	932
Asset-backed securities:
Student loans	1,234		(341)	$3	—	421			(28)	1,289
Credit cards	43		(16)	2	(2)	51			1	79
Other	2,000	$114	(135)	16	49	570			(84)	2,530
Total asset-backed securities	3,277	114	(492)	21	47	1,042			(111)	3,898
Non-U.S. debt securities:
Mortgage-backed securities	396	—	(702)	—	—	653			14	361
Asset-backed securities	740	—	(120)	—	12	1,253			(136)	1,749
Government securities	1	—	—	—	—	—			(1)	—
Other	8	—	—	—	(1)	—			(1)	6
Total non-U.S. debt securities	1,145	—	(822)	—	11	1,906			(124)	2,116
State and political subdivisions	50	—	—	—	2	2			—	54
Collateralized mortgage obligations	359	—	(329)	333	(2)	165			(353)	173
Other U.S. debt securities	3	—	—	—	—	—			(1)	2
Total investment securities available for sale	5,507	114	(2,047)	354	59	3,831			(626)	7,192
Other assets:
Derivative instruments:
Foreign exchange contracts	254	—	—	(104)	—	154		$(3)	(99)	202	$(59)
Interest-rate contracts	—	—	—	(3)	—	10		—	—	7	8
Total derivative instruments	254	—	—	(107)	—	164		(3)	(99)	209	(51)
Total assets carried at fair value	$5,761	$114	$(2,047)	$247	$59	$3,995	—	$(3)	$(725)	$7,401	$(51)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at June 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at June 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260			$(88)		$(3)		$144	$(108)	$205	$(49)
Interest-rate contracts	—			1		—	$13	—	—	14	14
Other	9			—		—	—	—	—	9	—
Total derivative instruments	269			(87)		(3)	13	144	(108)	228	(35)
Total liabilities carried at fair value	$269	—	—	$(87)	—	$(3)	$13	$144	$(108)	$228	$(35)

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2012		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30, 2012
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Trading services	$1	$(18)		$(27)	$7	$(20)	$(5)	$(16)
Total fee revenue	1	(18)		(27)	7	(20)	(5)	(16)
Net interest revenue	80	210		—	226	354	—	—
Total revenue	$81	$192	—	$(27)	$233	$334	$(5)	$(16)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our level-3 financial assets and liabilities measured at fair value on a recurring basis for which we use internally developed pricing models. The significant unobservable inputs for our level-3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker or dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level-3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input	Weighted-Average
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$11	Discounted cash flows	Credit spread	8.4%
Asset-backed securities, credit cards	138	Discounted cash flows	Credit spread	2.9%
Asset-backed securities, other	104	Discounted cash flows	Credit spread	1.3%
Non-U.S. debt securities, other	1	Discounted cash flows	Credit spread	.3%
State and political subdivisions	49	Discounted cash flows	Credit spread	1.9%
Derivative instruments, foreign exchange contracts	160	Option model	Volatility	11.3%
Total	$463

Liabilities:
Derivative instruments, foreign exchange contracts	$157	Option model	Volatility	11.2%
Derivative instruments, other	9	Discounted cash flows	Participant redemptions	6.4%
Total	$166

The following table presents information with respect to the composition of our level-3 financial assets and liabilities by availability of significant unobservable inputs as of June 30, 2012:

	Fair Value at June 30, 2012
(In millions)	Significant Unobservable Inputs Readily Available to State Street (1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available (2)	Total Assets and Liabilities with Significant Unobservable Inputs
Assets:
Mortgage-backed securities		$933	$933
Asset-backed securities, student loans	$11	473	484
Asset-backed securities, credit cards	138	136	274
Asset-backed securities, other	104	2,990	3,094
Non-U.S. debt securities, mortgage-backed securities	—	273	273
Non-U.S. debt securities, asset-backed securities	—	1,362	1,362
Non-U.S. debt securities, other	1	—	1
State and political subdivisions	49	—	49
Collateralized mortgage obligations	—	301	301
Derivative instruments, foreign exchange contracts	160	—	160
Total	$463	$6,468	$6,931

Liabilities:
Derivative instruments, foreign exchange contracts	$157		$157
Derivative instruments, other	9		9
Total	$166	—	$166

(1) Information with respect to these model-priced financial assets and liabilities is provided in the preceding table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.
Internally developed pricing models used to measure the fair value of our recurring level-3 financial assets and liabilities incorporate discounted cash flow and option modeling techniques. Use of these techniques requires the determination of relevant

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.
Certain of these unobservable inputs will (in isolation) have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. Where multiple inputs are used within the valuation technique of an asset or liability, a change in one input in a certain direction may be offset by an opposite change in another input having a potentially muted impact to the overall fair value of that particular instrument. Additionally, a change in one unobservable input may result in a change to another unobservable input (that is, changes in certain inputs are interrelated to one another), which may counteract or magnify the fair value impact.
For recurring level-3 fair value measurements for which significant unobservable inputs are readily available to State Street as of June 30, 2012, the sensitivity of the fair value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

•
The significant unobservable input used in the measurement of the fair value of our asset-backed securities and investment securities issued by state and political subdivisions is the credit spread. Significant increases (decreases) in the credit spread would result in measurements of significantly lower (higher) fair value.

•
The significant unobservable inputs used in the measurement of the fair value of our other non-U.S. debt securities, specifically securities collateralized by sovereign trade credit obligations, are discount rates, expected recovery and expected maturity. Significant increases (decreases) in the discount rate and the expected maturity in isolation would result in measurements of significantly lower (higher) fair value. A significant increase (decrease) in the expected recovery would result in measurements of significantly higher (lower) fair value. However, a change in the discount rate plays a much more significant role in the measurement of fair value.

•
The significant unobservable input used in the measurement of the fair value of our foreign exchange option contracts is the implied volatility surface. A significant increase (decrease) in the implied volatility surface would result in measurements of significantly higher (lower) fair value.

•
The significant unobservable input used in the measurement of the fair value of our other derivative instruments, specifically stable value wrap contracts, is participant redemptions. Increased volatility of redemptions may result in changes to the measurement of fair value. Generally, significant increases (decreases) in participant redemptions may result in measurements of significantly higher (lower) fair value of this liability.

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
The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy as of June 30, 2012.

			Fair Value Hierarchy
(In millions)	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
Financial Assets:
Cash and due from banks	$6,088	$6,088	$6,088
Interest-bearing deposits with banks	31,145	31,145		$31,145
Securities purchased under resale agreements	8,144	8,144	—	8,144
Investment securities held to maturity	7,807	7,934	—	7,898	$36
Loans (excluding leases)	11,139	11,145	—	10,044	1,101
Financial Liabilities:
Deposits:
Noninterest-bearing	41,194	41,194	—	41,194	—
Interest-bearing-U.S.	11,209	11,209	—	11,209	—
Interest-bearing-non-U.S.	91,368	91,368	—	91,368	—
Securities sold under repurchase agreements	8,893	8,893	—	8,893	—
Federal funds purchased	671	671	—	671	—
Other short-term borrowings	4,714	4,714	—	4,714	—
Long-term debt	6,392	6,636	—	5,746	890
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined as the risk of adverse financial impact due to fluctuations in interest rates, foreign exchange rates and other market-driven factors and prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is value-at-risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to estimate VaR daily. We have adopted standards for estimating VaR, and we maintain regulatory capital for market risk in accordance with currently applicable bank regulatory market risk guidelines.
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Collateral received and collateral provided in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2012 and December 31, 2011, we had recorded approximately $1.14 billion and $1.15 billion, respectively, of cash collateral received and approximately $1.39 billion and $1.48 billion, respectively, of cash collateral provided in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2012 totaled approximately $381 million, against which we had posted aggregate collateral of approximately $19 million. If State Street’s credit rating was downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2012 was approximately $362 million. Such accelerated settlement would not affect our consolidated results of operations.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.2 years as of June 30, 2012, compared to 7.4 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into forward foreign exchange contracts to hedge the change in fair value attributable to foreign exchange movements in the funding of non-functional currency denominated investment securities. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in net interest revenue.
Cash flow hedges
Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Ineffectiveness of cash flow hedges is defined as the extent to which the changes in fair value of the derivative exceeded the variability of cash flows of the forecasted transaction.
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 2.3 years as of June 30, 2012, compared to 2.8 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.
We have entered into foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in the funding of non-functional currency denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the critical terms of the hedging instruments and the hedged securities are aligned.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset and liability management activities as of the dates indicated:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$3,429	$238,008
Options and caps purchased	90	1,431
Options and caps written	90	1,324
Futures	4,979	66,620
Foreign exchange contracts:
Forward, swap and spot	828,073	1,033,045
Options purchased	15,818	11,215
Options written	15,773	12,342
Credit derivative contracts:
Credit default swap agreements	28	105
Other:
Stable value contracts	37,235	40,963
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	3,808	3,872
Foreign exchange contracts:
Forward and swap	2,397	2,613
In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	June 30, 2012			December 31, 2011
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,232	$126	$1,358	$1,298	$124	$1,422
Long-term debt(1)	2,450	—	2,450	2,450	—	2,450
Total	$3,682	$126	$3,808	$3,748	$124	$3,872

(1)
As of June 30, 2012 and December 31, 2011, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $172 million and $140 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.98%	3.14%	3.55%	3.16%
	Six Months Ended June 30,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.95%	3.19%	3.55%	3.18%

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 9.

	Asset Derivatives		Liability Derivatives
	June 30, 2012		June 30, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$7,395	Other liabilities	$7,152
Interest-rate contracts	Other assets	6	Other liabilities	5
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$7,401		$7,166
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$178	Other liabilities	$299
Foreign exchange contracts	Other assets	2	Other liabilities	46
Total		$180		$345

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$12,210	Other liabilities	$12,315
Interest-rate contracts	Other assets	1,682	Other liabilities	1,688
Other derivative contracts	Other assets	1	Other liabilities	10
Total		$13,893		$14,013
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$123	Other liabilities	$293
Foreign exchange contracts	Other assets	3	Other liabilities	37
Total		$126		$330

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Interest-rate contracts	Trading services revenue		$(8)	$(88)	$(18)
Interest-rate contracts	Processing fees and other revenue		—	2	—
Foreign exchange contracts	Trading services revenue	$129	168	346	327
Foreign exchange contracts	Processing fees and other revenue	(1)	(4)	(3)	1
Total		$128	$156	$257	$310

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
(In millions)		June 30, 2012	June 30, 2012			June 30, 2012	June 30, 2012
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$56	$40	Long- term debt	Processing fees and other revenue	$(50)	$(37)
Interest-rate contracts	Processing fees and other revenue	(31)	(6)	Available- for-sale securities	Processing fees and other revenue	29	2
Foreign exchange contracts	Processing fees and other revenue	(26)	4	Investment securities	Processing fees and other revenue	26	(4)
Total		$(1)	$38			$5	$(39)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
(In millions)		June 30, 2011	June 30, 2011			June 30, 2011	June 30, 2011
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$19	$16	Long- term debt	Processing fees and other revenue	$(17)	$(14)
Interest-rate contracts	Processing fees and other revenue	(16)	10	Available- for-sale securities	Processing fees and other revenue	11	(14)
Total		$3	$26			$(6)	$(28)
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
(In millions)	June 30, 2012	June 30, 2012		June 30, 2012	June 30, 2012		June 30, 2012	June 30, 2012
Derivatives designated as cash flow hedges:
Interest-rate contracts	$2	$3	Net interest revenue	$(1)	$(3)	Net interest revenue		$1
Foreign exchange contracts	1	1	Net interest revenue	—	—	Net interest revenue		—
Total	$3	$4		$(1)	$(3)		—	$1

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
(In millions)	June 30, 2011	June 30, 2011		June 30, 2011	June 30, 2011		June 30, 2011	June 30, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	$4	Net interest revenue	$(2)	$(4)	Net interest revenue	$1	$2
Total	$4	$4		$(2)	$(4)		$1	$2

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest revenue:
Deposits with banks	$35	$28	$77	$55
Investment securities:
U.S. Treasury and federal agencies	206	198	405	404
State and political subdivisions	54	55	108	111
Other investments	406	364	811	719
Securities purchased under resale agreements	13	6	22	16
Loans and leases	71	67	126	147
Other interest-earning assets	1	1	2	1
Total interest revenue	786	719	1,551	1,453
Interest expense:
Deposits	37	44	90	102
Short-term borrowings	19	24	37	51
Long-term debt	54	76	120	147
Other interest-bearing liabilities	4	3	7	4
Total interest expense	114	147	254	304
Net interest revenue	$672	$572	$1,297	$1,149

Note 12.    Acquisition and Restructuring Costs
The following table presents acquisition and restructuring costs incurred in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Acquisition costs	$15	$13	$28	$27
Restructuring charges, net	22	4	30	9
Total acquisition and restructuring costs	$37	$17	$58	$36

Acquisition Costs
The acquisition costs incurred in the three and six months ended June 30, 2012 were composed of integration costs incurred primarily in connection with our acquisition of the Intesa securities services business. The acquisition costs incurred in the three and six months ended June 30, 2011 were composed of integration costs primarily associated with the Intesa securities services business, Mourant International Finance Administration and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
The net restructuring charges incurred in the three and six months ended June 30, 2012, more fully described below, included $18 million and $33 million, respectively, related to the business operations and information technology transformation program. The remaining restructuring charges of $4 million and $(3) million, respectively, were related to actions initiated by us in 2011 associated with expense control measures, specifically our withdrawal from our fixed-income trading initiative. The restructuring charges incurred in the three and six months ended June 30, 2011 related solely to the business operations and information technology transformation program.
Information with respect to both initiatives (the business operations and information technology transformation program

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and the expense control measures), including charges, staff reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year business operations and information technology transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $322 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $33 million in the six months ended June 30, 2012.
The charges related to the program included costs associated with severance, benefits and outplacement services, as well as costs which resulted from actions taken to reduce our occupancy costs through consolidation of real estate. In addition, the charges include costs related to information technology, including transition fees associated with the expansion of our use of service providers associated with components of our information technology infrastructure and application maintenance and support.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees to be provided with severance and outplacement services as their roles were eliminated. As of June 30, 2012, in connection with the planned aggregate staff reduction of 1,930 employees described above, 1,613 employees had been involuntarily terminated and left State Street, including 281 employees during the six months ended June 30, 2012.
Expense Control Measures
During the three months ended December 31, 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(3) million in the six months ended June 30, 2012, in our consolidated statement of income.
 The charges included costs related to severance, benefits and outplacement services related to both the withdrawal from the fixed-income initiative and the other targeted staff reductions. In connection with the employee-related actions, we identified 442 employees to be provided with severance and outplacement services as their roles were eliminated. As of June 30, 2012, 301 employees had been involuntarily terminated and left State Street, including approximately 286 employees in the six months ended June 30, 2012. The charges also included costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative, as well as costs related to other asset write-downs and contract terminations.
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the business operations and information technology transformation program and expense control measures, for the six months ended June 30, 2012:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Balance at December 31, 2011	$162	$39	$33	$38	$15	$287
Additional accruals for business operations and information technology transformation program	14	6	13	—	—	33
Accruals for expense control measures	1	—	—	(9)	5	(3)
Payments and adjustments	(69)	(4)	(23)	(26)	(6)	(128)
Balance at June 30, 2012	$108	$41	$23	$3	$14	$189

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income	$490	$513	$917	$984
Less:
Preferred stock dividends	(7)	(7)	(14)	(7)
Dividends and undistributed earnings allocated to participating securities(1)	(3)	(4)	(6)	(9)
Net income available to common shareholders	$480	$502	$897	$968

Average common shares outstanding (in thousands):
Basic average common shares	481,404	496,806	483,165	497,137
Effect of dilutive securities: common stock options and common stock awards	7,114	4,238	5,980	3,616
Diluted average common shares	488,518	501,044	489,145	500,753
Anti-dilutive securities(2)	5,525	1,434	5,678	1,155

Earnings per Common Share:
Basic	$1.00	$1.01	$1.86	$1.95
Diluted(3)	.98	1.00	1.83	1.93

(1)
Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(2)	Represented common stock options and other equity-based awards outstanding but not included in the computation of diluted average shares because their effect was anti-dilutive.

(3)	Calculations reflect the allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the calculation using the treasury stock method.
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
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2012 included the net realized loss from the sale of all of our Greek investment securities; acquisition-related integration costs; restructuring charges associated with our business operations and information technology transformation program and expense control measures; and litigation settlement costs. The "Other" columns for 2011 included acquisition-related integration costs and restructuring charges associated with our business operations and information technology transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,086	$1,124					$1,086	$1,124
Management fees	—	—	$246	$250			246	250
Trading services	255	311	—	—			255	311
Securities finance	127	116	16	21			143	137
Processing fees and other	37	53	11	17			48	70
Total fee revenue	1,505	1,604	273	288			1,778	1,892
Net interest revenue	650	546	22	26			672	572
Gains (Losses) related to investment securities, net	19	27	—	—	$(46)		(27)	27
Total revenue	2,174	2,177	295	314	(46)		2,423	2,491
Provision for loan losses	(1)	2	—	—	—		(1)	2
Expenses from operations	1,511	1,529	217	228	—		1,728	1,757
Acquisition and restructuring costs	—	—	—	—	37	$17	37	17
Litigation settlement costs	—	—	—	—	7	—	7	—
Total expenses	1,511	1,529	217	228	44	17	1,772	1,774
Income before income tax expense	$664	$646	$78	$86	$(90)	$(17)	$652	$715
Pre-tax margin	31%	30%	26%	27%
Average assets (in billions)	$184.9	$159.1	$4.2	$5.2			$189.1	$164.3

	Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$2,164	$2,219					$2,164	$2,219
Management fees	—	—	$482	$486			482	486
Trading services	535	613	—	—			535	613
Securities finance	215	175	25	28			240	203
Processing fees and other	97	122	45	40			142	162
Total fee revenue	3,011	3,129	552	554			3,563	3,683
Net interest revenue	1,254	1,094	43	55			1,297	1,149
Gains (Losses) related to investment securities, net	30	20	—	—	$(46)		(16)	20
Total revenue	4,295	4,243	595	609	(46)		4,844	4,852
Provision for loan losses	(1)	1	—	—	—		(1)	1
Expenses from operations	3,074	2,977	453	463	—		3,527	3,440
Acquisition and restructuring costs, net	—	—	—	—	58	$36	58	36
Litigation settlement costs	—	—	—	—	22	—	22	—
Total expenses	3,074	2,977	453	463	80	36	3,607	3,476
Income before income tax expense	$1,222	$1,265	$142	$146	$(126)	$(36)	$1,238	$1,375
Pre-tax margin	28%	30%	24%	24%
Average assets (in billions)	$184.5	$156.5	$4.1	$4.9			$188.6	$161.4

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments have been applied to determine the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset and liability management policies and the allocation of certain indirect corporate expenses. Interest expense allocations are based on our internal funds transfer pricing methodology.
The following table presents our non-U.S. financial results for the periods indicated. Results for 2011 reflect the retroactive effect of management changes in methodology related to funds transfer pricing and direct and indirect expense allocation in 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Total fee revenue	$731	$793	$1,469	$1,536
Net interest revenue	242	244	474	464
Gains (Losses) related to investment securities, net	(35)	(3)	(32)	(9)
Total revenue	938	1,034	1,911	1,991
Expenses	768	862	1,557	1,630
Income before income taxes	170	172	354	361
Income tax expense	42	44	88	92
Net income	$128	$128	$266	$269
Gains (Losses) related to investment securities, net, for the three and six months ended June 30, 2012 included a loss of $46 million from the sale of all of our Greek investment securities (refer to note 2). Non-U.S. revenue for the three and six months ended June 30, 2011 included $278 million and $508 million, respectively, in the U.K., primarily from our London operations.
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	June 30, 2012	December 31, 2011
Interest-bearing deposits with banks	$22,379	$10,772
Investment securities	26,747	25,376
Other assets	9,780	10,246
Total non-U.S. assets	$58,906	$46,394

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the "Corporation") as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 and changes in shareholders' equity and cash flows for the six month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Corporation’s management.
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
August 3, 2012

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
The following table presents purchases of our common stock and related information for each of the months in the quarter ended June 30, 2012.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2012	1,616	$45.56	$74	$1,726
May 1 - May 31, 2012	7,194	43.23	311	1,415
June 1 - June 30, 2012	2,288	41.74	95	1,320
Total	11,098	$43.26	$480	$1,320

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 98 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date: August 3, 2012	By:	/s/ EDWARD J. RESCH
Edward J. Resch,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2012	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	2006 Equity Incentive Plan As Amended and Restated (2012) (filed as Exhibit 99.2 to State Street's Current Report on Form 8-K filed with the SEC on May 22, 2012 and incorporated herein by reference)

12	Ratios of earnings to fixed charges

15	Letter regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Condition as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Condensed Notes to Consolidated Financial Statements.