Form 10-Q
period 2012-09-30
STATE STREET CORP
filed 2012-11-02
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of State Street’s common stock outstanding on October 31, 2012 was 464,808,179

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. At September 30, 2012, we had total assets of $204.52 billion, total deposits of $146.29 billion, total shareholders' equity of $20.75 billion and 29,650 employees. With $23.44 trillion of assets under custody and administration and $2.07 trillion of assets under management at September 30, 2012, we are a leading specialist in meeting the needs of institutional investors worldwide.
We have two lines of business:
Investment Servicing provides services for mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; record-keeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011, referred to as our 2011 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, all of which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current period classifications.
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
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management’s Discussion and Analysis in our 2011 Form 10-K. We did not change these significant accounting policies during the first nine months of 2012.
Certain financial information presented in this Management's Discussion and Analysis is prepared on both a GAAP, or reported basis and a non-GAAP, or operating basis. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports revenue from non-taxable sources on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its nearest GAAP-basis measure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other reports filed by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in this Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, market growth, capital, acquisitions and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “expect,” “look,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and may include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties to the current sovereign debt risks in Europe and other regions;

•	financial market disruptions or economic recession, whether in the U.S., Europe or other regions internationally;

•
increases in the volatility of, or declines in the level of, our net interest revenue, changes in the composition of the assets recorded in our consolidated statement of condition and the possibility that we may be required to change the manner in which we fund those assets;

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

•
the manner in which the Federal Reserve and other regulators implement the Dodd-Frank Act, Basel III, European legislation with respect to banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, increased costs or other changes to the provision of our services;

•
adverse changes in required regulatory capital ratios, whether arising under the Dodd-Frank Act, Basel II or Basel III, or due to changes in regulatory positions or regulations in jurisdictions in which we engage in banking activities;

•
increasing requirements to obtain necessary approvals of the Federal Reserve and our other regulators for the use, allocation or distribution of our capital or for other specific capital actions or programs, including acquisitions, dividends and equity repurchases, without which our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives may be restricted;

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

•	the results of, and costs associated with, government investigations, litigation, and similar claims, disputes, or proceedings;

•	the possibility that our clients will incur substantial losses in investment pools for which we act as agent, and the possibility of significant reductions in the valuation of assets;

•	adverse publicity or other reputational harm;

•	dependencies on information technology, complexities and costs of protecting the security of our systems and difficulties with protecting our intellectual property rights;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	% Change	2012	2011	% Change
Total fee revenue	$1,719	$1,844	(7)%	$5,282	$5,527	(4)%
Net interest revenue	619	578	7	1,916	1,727	11
Gains related to investment securities, net	18	5		2	25
Total revenue	2,356	2,427	(3)	7,200	7,279	(1)
Provision for loan losses	—	—		(1)	1
Expenses:
Expenses from operations	1,664	1,713	(3)	5,191	5,153	1
Claims resolution(1)	(362)	—		(362)	—
Provisions for litigation exposure and other costs(2)	85	—		107	—
Acquisition costs	13	19		41	46
Restructuring charges	15	66		45	75
Total expenses	1,415	1,798	(21)	5,022	5,274	(5)
Income before income tax expense	941	629	50	2,179	2,004	9
Income tax expense	267	74		588	465
Net income	$674	$555	21	$1,591	$1,539	3
Adjustments to net income:
Dividends on preferred stock(3)	$(15)	$(6)		$(29)	$(13)
Earnings allocated to participating securities(4)	(5)	(6)		(11)	(15)
Net income available to common shareholders	$654	$543		$1,551	$1,511
Earnings per common share:
Basic	$1.39	$1.11		$3.23	$3.05
Diluted	1.36	1.10	24	3.19	3.03	5
Average common shares outstanding (in thousands):
Basic	472,355	490,840		479,536	495,015
Diluted	480,010	494,780		485,813	498,417
Cash dividends declared per common share	$.24	$.18		$.72	$.54
Return on average common equity	13.3%	11.2%		10.7%	10.8%

(1) Represented a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; refer to "Consolidated Results of Operations - Expenses" in this Management's Discussion and Analysis.
(2) Composed of provisions of $60 million and $82 million for the quarter and nine months, respectively, for exposure related to previously disclosed litigation associated with asset management and securities lending, and a special one-time additional charitable contribution of $25 million. Additional information about our litigation exposure is provided in note 6 to the consolidated financial statements included in this Form 10-Q.
(3) Quarter and nine months ended September 30, 2012 included $8 million related to Series C preferred stock, issued in August 2012, and $7 million and $21 million, respectively, related to Series A preferred stock, redeemed in October 2012; prior-period amounts related to Series A preferred stock.
(4) Refer to note 13 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following "Highlights" and "Financial Results" sections provide information related to notable events, as well as highlights of our financial results for the third quarter of 2012 presented in the preceding table. More detailed information about our financial results is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights
On October 15, 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, a global hedge fund administrator with approximately $200 billion of hedge fund assets under administration, in a cash transaction with a total purchase price of approximately $550 million, subject to certain adjustments. As of September 30, 2012, we had aggregate alternative assets under administration of approximately $900 billion, including hedge fund assets under administration of approximately $500 billion, which amounts did not include GSAS hedge fund assets under administration.
During the third quarter, we reached an agreement to settle our claims against the Lehman Brothers estate in the U.K., resolving the remainder of our indemnified repurchase and securities lending claims in the U.S. and the U.K. associated with the 2008 Lehman Brothers bankruptcy. In connection with the final resolution of these claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income. Additional information about the settlement and related benefit is provided under "Consolidated Results of Operations - Expenses" in this Management's Discussion and Analysis.
On August 21, 2012, we issued and sold 20,000,000 depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million.
On October 4, 2012, we used the proceeds from the offering, together with cash on hand, to redeem all 5,001 outstanding shares of our floating-rate non-cumulative perpetual preferred stock, Series A, liquidation preference per share of $100,000, for an aggregate of approximately $500 million. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. Additional information about the Series C offering and the Series A redemption is provided under "Financial Condition – Capital" in this Management's Discussion and Analysis and in note 8 to the consolidated financial statements included in this Form 10-Q.
During the third quarter, we declared a quarterly common stock dividend of $0.24 per share, or approximately $113 million, which was paid in October 2012. This dividend compares to a quarterly common stock dividend of $0.18 per share, or approximately $90 million, which was declared during the third quarter of 2011 and paid in October 2011. In addition, we declared aggregate preferred stock dividends of approximately $15 million, with $8 million related to the Series C preferred stock and $7 million related to the Series A preferred stock. The dividends on the Series A preferred stock included dividends paid in connection with the above-described redemption.
During the third quarter, we purchased approximately 11.4 million shares of our common stock under the program approved by the Board of Directors in March 2012, under which we are authorized to purchase up to $1.8 billion of our common stock through March 31, 2013. The shares were purchased at an average and aggregate cost of $42.11 and $480 million, respectively. Additional information about dividends and the common stock purchase program is provided under "Financial Condition – Capital" in this Management's Discussion and Analysis.
During the third quarter, we continued the implementation of our Business Operations and Information Technology Transformation program. With respect to this program, in 2011 we achieved approximately $86 million of annual pre-tax run-rate expense savings. In addition to the $86 million of annual pre-tax run-rate expense savings achieved in 2011, we expect to achieve incremental annual pre-tax run-rate expense savings in 2012 in the range of approximately $90 million to $100 million. These expected pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected incremental improvement in 2012 from our total 2010 expenses from operations of $6.18 billion, all else being equal; our actual expenses from operations may increase or decrease due to other factors.
Additional information about our Business Operations and Information Technology Transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.
Financial Results
Total revenue for the third quarter of 2012 decreased 3% compared to the same period in 2011, the result of a decline in fee revenue, partly offset by higher levels of net interest revenue and net gains related to investment securities.
Servicing fees declined 1% from last year's third quarter, generally reflective of the impact of the weaker Euro, as well as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

changes in asset mix, partly offset by the impact of improvement in equity market valuations and net new business installed. Servicing fees generated outside the U.S. during both the third quarter of 2012 and the third quarter of 2011 were approximately 42% of total servicing fees. Management fees increased 10% in the same comparison, primarily due to the impact of stronger equity market valuations and net new business. Average month-end equity valuations for the S&P 500 index were up 16%, and for the MSCI® EAFE Indexes were down approximately 3%, from the third quarter of 2011. Management fees generated outside the U.S. during the third quarter of 2012 and the third quarter of 2011 were approximately 35% and 41%, respectively, of total management fees.
Trading services revenue declined 31% from last year's third quarter, mainly the result of lower currency volatility in foreign exchange trading partly offset by higher foreign exchange trading volumes (foreign exchange trading revenue), as well as lower levels of revenue from electronic foreign exchange trading (brokerage and other trading services revenue). Securities finance revenue increased 7% from last year's third quarter as a result of higher spreads, partly offset by lower lending volumes associated with lower overall demand.
For the third quarter of 2012, net interest revenue increased 7% compared to the third quarter of 2011. Both periods included discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 asset-backed commercial paper conduit consolidation. The increase resulted from higher levels of interest-earning assets, mainly related to our investment of higher levels of client deposits with the Federal Reserve, the European Central Bank and other non-U.S. central banks; growth in the investment portfolio, as we purchased additional securities; and lower funding costs. These increases were partly offset by the impact of lower rates on interest-earning assets.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 3 basis points to 1.53% in the third quarter of 2012 from 1.56% in the third quarter of 2011. The investment of the additional client deposits increased our average interest-earning assets; however, they negatively affected our net interest margin, as a result of the relatively low interest rates paid by the central banks on these deposits. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Net Interest Revenue” in the "Consolidated Results of Operations” section of this Management's Discussion and Analysis.
As presented in the foregoing "Overview of Financial Results" table, our total expenses from operations for the third quarter of 2012 declined 3% compared to the third quarter of 2011. Compensation and employee benefits expenses for the third quarter of 2012 declined 5% compared to the third quarter of 2011, as the continuing implementation of our Business Operations and Information Technology Transformation program reduced these expenses. Total expenses presented in the foregoing "Overview of Financial Results" table reflected the aforementioned benefit of $362 million related to claims associated with the 2008 Lehman Brothers bankruptcy. Total expenses also reflected $85 million of provisions for litigation exposure and other costs, composed of a provision of $60 million related to previously disclosed litigation arising out of our asset management and securities lending businesses, and a special one-time additional contribution of $25 million to fund our charitable grant-making activities.
During the third quarter of 2012, we secured mandates for approximately $211 billion of new business in assets to be serviced; of the total, $86 billion was installed prior to September 30, 2012, with the remaining $125 billion expected to be installed during the remainder of 2012 and later. In the third quarter of 2012, we also installed approximately $116 billion of new business in assets to be serviced that we were awarded in periods prior to the third quarter of 2012. The new business not installed by September 30, 2012 was not included in assets under custody and administration at that date, and had no impact on servicing fee revenue for the third quarter of 2012, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced. We will provide one or more of various services for these assets including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services, and investment manager and alternative investment manager operations outsourcing.
During the third quarter of 2012, SSgA added approximately $78 billion of net new business in assets to be managed; this net new business was generally composed of approximately $61 billion of net inflows into institutional and fixed-income funds, primarily passive; approximately $13 billion of net inflows into exchange-traded funds, or ETFs; and approximately $5 billion of net inflows into managed cash; partly offset by approximately $1 billion of net outflows out of active and enhanced equity funds, as clients shifted their investment preferences.
An additional $12 billion of new business awarded to SSgA but not installed by September 30, 2012 was not included in assets under management at that date, and had no impact on management fee revenue for the third quarter of 2012, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months of 2012 compared to the same periods in 2011, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TOTAL REVENUE
Additional information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2011 Form 10-K.

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Fee revenue:
Servicing fees	$1,100	$1,106	(1)%	$3,264	$3,325	(2)%
Management fees	251	229	10	733	715	3
Trading services	232	334	(31)	767	947	(19)
Securities finance	91	85	7	331	288	15
Processing fees and other	45	90	(50)	187	252	(26)
Total fee revenue	1,719	1,844	(7)	5,282	5,527	(4)

Net interest revenue:
Interest revenue	730	728	—	2,281	2,181	5
Interest expense	111	150	(26)	365	454	(20)
Net interest revenue	619	578	7	1,916	1,727	11

Gains related to investment securities, net	18	5		2	25
Total revenue	$2,356	$2,427	(3)	$7,200	$7,279	(1)
Fee Revenue
Servicing and management fees collectively composed approximately 79% and 76% of our total fee revenue for the third quarter and first nine months of 2012, respectively, compared to approximately 72% and 73%, respectively, for the corresponding periods in 2011. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
 Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration. Additional factors, such as asset mix, the level of transaction volumes, changes in service level, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.
Generally, management fees are affected, in part, by changes in month-end valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue. Additional factors, such as asset mix, the level of transaction volumes, changes in service level and other factors, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients using multiple services. Management fees for actively managed products are generally earned at higher rates than those for passive products. Actively managed products may also involve performance fee arrangements.
In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity values would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security values were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.
The following table presents selected equity market indices as of September 30, 2012 and 2011, and for the quarters and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

nine months then ended. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity market valuations that affect our servicing and management fee revenue, respectively. Quarter-end indices affect the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,401	1,225	14%	1,409	1,214	16%	1,441	1,131	27%
NASDAQ®	3,027	2,607	16	3,041	2,584	18	3,116	2,415	29
MSCI EAFE®	1,468	1,531	(4)	1,474	1,526	(3)	1,511	1,373	10
	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,367	1,282	7%	1,376	1,290	7%
NASDAQ®	2,954	2,703	9	2,978	2,722	9
MSCI EAFE®	1,470	1,646	(11)	1,478	1,663	(11)
Servicing Fees
The decreases in servicing fees of 1% and 2% for the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011 primarily resulted from the impact of the weaker Euro, as well as changes in asset mix, as clients remained conservative in their investment allocations. These factors were partly offset by overall improvement in equity market valuations, as presented in the foregoing "INDEX" table, and the impact of net new business installed on current-period revenue. For both the third quarter and first nine months of 2012 and the same periods in 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of the dates indicated:
ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2012	December 31, 2011	September 30, 2011
Mutual funds	$5,828	$5,265	$5,117
Collective funds	4,912	4,437	4,317
Pension products	5,258	4,837	4,940
Insurance and other products	7,443	7,268	7,136
Total	$23,441	$21,807	$21,510
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2012	December 31, 2011	September 30, 2011
Equities	$12,021	$10,849	$10,420
Fixed-income	8,518	8,317	8,345
Short-term and other investments	2,902	2,641	2,745
Total	$23,441	$21,807	$21,510

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	September 30, 2012	December 31, 2011	September 30, 2011
United States	$17,066	$15,745	$15,262
Other Americas	703	622	651
Europe/Middle East/Africa	4,636	4,400	4,547
Asia/Pacific	1,036	1,040	1,050
Total	$23,441	$21,807	$21,510

(1) Geographic mix is based on the location at which the assets are custodied or serviced.
The increases in total assets from December 31, 2011 and September 30, 2011 to September 30, 2012 primarily resulted from net increases in equity market valuations, net client subscriptions and the net installation of new servicing business. Servicing asset levels as of September 30, 2012 did not reflect the $125 billion of new business in assets to be serviced that was awarded to us during the third quarter of 2012 and had not been installed prior to September 30, 2012. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees increased 10% and 3% during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Both increases were primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of 11% for the third quarter of 2012 compared to the third quarter of 2011, and were up an average of 3% in the nine-month comparison. For the third quarter and first nine months of 2012, management fees generated outside the U.S. were approximately 35% and 36%, respectively, of total management fees, compared to approximately 41% for the same periods in 2011.
The following tables present the components and geographic mix of assets under management as of the dates indicated. Assets under management as of December 31, 2011 and September 30, 2011 included certain assets managed for the U.S. government under programs adopted during the financial crisis.

ASSETS UNDER MANAGEMENT

(In billions)	September 30, 2012	December 31, 2011	September 30, 2011
Passive:
Equities	$727	$638	$596
Fixed-income	295	246	287
Exchange-traded funds(1)	336	274	247
Other	199	195	188
Total Passive	1,557	1,353	1,318
Active:
Equities	51	50	47
Fixed-income	18	19	19
Other	56	45	43
Total Active	125	114	109
Cash	383	378	428
Total	$2,065	$1,845	$1,855

  (1) Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	September 30, 2012	December 31, 2011	September 30, 2011
United States	$1,385	$1,285	$1,296
Other Americas	34	30	30
Europe/Middle East/Africa	341	320	331
Asia/Pacific	305	210	198
Total	$2,065	$1,845	$1,855

(1) Geographic mix is based on the location at which the assets are managed.
The following table presents activity in assets under management during the twelve months ended September 30, 2012:
ASSETS UNDER MANAGEMENT

(In billions)
September 30, 2011	$1,855
Net lost business(1)	(89)
Market appreciation	79
December 31, 2011	$1,845
Net new business(1)	82
Market appreciation	138
September 30, 2012	$2,065

(1) Amounts for the fourth quarter of 2011 and the first nine months of 2012 included redemptions of approximately $41 billion and $31 billion, respectively, of U.S. government securities associated with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities.
The overall increase in assets under management as of September 30, 2012 compared to December 31, 2011 resulted from net market appreciation during the nine-month period in the values of the assets managed, as well as net new business installed of $82 billion. This net new business reflected the impact of the planned redemption during the period of $31 billion of assets in connection with the Department of the U.S. Treasury's portfolio of agency-guaranteed mortgage-backed securities. In the first nine months of 2012, exchange-traded funds, or ETFs, increased 23%, due to $30 billion of net inflows, passive equities increased 14% and passive fixed-income assets under management increased 20%, the result of net inflows, partly offset by the impact of the above-described U.S. Treasury asset redemptions.
The net new business of $82 billion described above did not include $12 billion of new business awarded to SSgA that had not been installed prior to September 30, 2012. This new business will be included in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods in which the assets are managed.
The overall decrease in assets under management as of December 31, 2011 compared to September 30, 2011 resulted from net lost business of $89 billion, which included approximately $41 billion of the above-described planned U.S. Treasury asset redemptions during the three-month period, mostly offset by net market appreciation during the three-month period in the values of the assets managed.
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
Trading services revenue declined 31% for the third quarter of 2012 compared to the third quarter of 2011, and declined 19% for the nine months ended September 30, 2012 compared to the 2011 period. The components of these declines, composed of changes related to foreign exchange trading and brokerage and other trading services, are explained below.
Foreign exchange trading revenue of $115 million declined 44% for the third quarter of 2012 from $204 million for the third quarter of 2011 and declined 26% to $393 million from $533 million in the nine-month comparison. The decreases in both comparisons were primarily the result of declines in currency volatility, which is at its lowest level in 5 years, partly offset by higher client volumes.
Brokerage and other trading services revenue of $117 million declined 10% for the third quarter of 2012 compared to $130 million for the third quarter of 2011, with the decrease largely related to lower levels of revenue from electronic trading associated with a decline in client volumes. For the first nine months of 2012, brokerage and other trading services revenue was $374 million, down 10% from $414 million for the first nine months of 2011, largely the result of lower levels of revenue from electronic trading, associated with a decline in client volumes, and transition management. Our transition management revenue and expenses in 2011 and 2012 were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our revenue from transition management in the remainder of 2012 and in future periods.
With respect to foreign exchange trading, we enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our market-making activities, as "direct FX." Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset servicing operation; we refer to this activity as "indirect FX." We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.
For the third quarter and first nine months of 2012, our estimated indirect FX revenue was approximately $55 million and $196 million, respectively, compared to $88 million and $259 million, respectively, for the same periods in 2011. All other FX revenue, other than this indirect FX revenue estimate and FX revenue from electronic trading, is estimated and considered by us to be direct FX revenue. For the third quarter and first nine months of 2012, our estimated direct FX revenue was $60 million and $197 million, respectively, compared to $116 million and $274 million, respectively, for the same periods in 2011.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the third quarter and first nine months of 2012, our revenue from electronic FX trading platforms was approximately $51 million and $160 million, respectively, compared to $67 million and $187 million, respectively, for the same periods in 2011. As described above, this revenue was recorded in brokerage and other trading services revenue.
During the first nine months of 2012, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street Global Markets, a unit of our Investment Servicing line of business, they can transition to either direct FX execution, including our “Street FX” service which enables our clients to define their FX execution strategy and automate the foreign exchange trade execution process, where State Street continues to act as a principal market maker, or to one of our electronic trading platforms. We continue to expect that some clients may choose, over time, to reduce their level of indirect foreign exchange transactions in favor of other execution methods, including either direct foreign exchange transactions or electronic trading, which we provide.
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
 We also participate in securities lending transactions as a principal rather than an agent. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating, and we have the ability to source securities through our assets under custody and administration.
Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. For the third quarter of 2012, securities finance revenue increased 7% from the third quarter of 2011, and for the first nine months of 2012 increased 15% compared to the corresponding period in 2011. The increases were substantially the result of higher spreads across all lending programs, partly offset by 13% and 10% declines in average lending volumes comparing the third quarter and first nine months of 2012, respectively, to the same periods in 2011. Average spreads increased 25% and 33% for the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Securities on loan averaged approximately $321 billion and approximately $330 billion for the third quarter and first nine months of 2012, respectively, compared to approximately $368 billion for both the third quarter and first nine months of 2011.
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
Processing Fees and Other
Processing fees and other revenue for the third quarter and first nine months of 2012 decreased 50% and 26%, respectively, compared to the same periods in 2011. The decreases were primarily the result of gains related to real estate and certain leases recorded in the third quarter of 2011 and amortization expenses related to tax-advantaged investments in renewable energy in the third quarter of 2012.
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
The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended September 30,
	2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$26,553	$31.47%		$24,271	$39.64%
Securities purchased under resale agreements	7,773	15.72		5,728	6.42
Trading account assets	610	—	.13	2,084	—	—
Investment securities	113,899	658	2.31	104,387	647	2.46
Loans and leases	11,626	58	1.99	12,353	68	2.18
Other interest-earning assets	8,136	—	.02	6,355	—	.03
Total average interest-earning assets	$168,597	$762	1.80	$155,178	$760	1.95
Interest-bearing deposits:
U.S.	$11,624	$5.14%		$3,201	$2.16%
Non-U.S.	89,658	32.14		84,083	50.23
Securities sold under repurchase agreements	7,757	—	.01	9,335	3.13
Federal funds purchased	722	—	.13	556	—	.01
Other short-term borrowings	4,759	18	1.55	4,945	20	1.65
Long-term debt	6,408	52	3.20	9,305	73	3.17
Other interest-bearing liabilities	6,359	4.25		3,803	2.26
Total average interest-bearing liabilities	$127,287	$111.35		$115,228	$150.52
Interest-rate spread			1.45%			1.43%
Net interest revenue—fully taxable-equivalent basis		$651			$610
Net interest margin—fully taxable-equivalent basis			1.53%			1.56%
Tax-equivalent adjustment		(32)			(32)
Net interest revenue—GAAP basis		$619			$578

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$25,776	$108.56%		$16,255	$94.77%
Securities purchased under resale agreements	7,735	37.63		4,391	22.67
Trading account assets	659	—	.06	2,213	—	—
Investment securities	112,109	2,044	2.43	101,585	1,944	2.56
Loans and leases	11,232	184	2.19	12,602	216	2.29
Other interest-earning assets	7,253	2.03		5,182	1.03
Total average interest-earning assets	$164,764	$2,375	1.93	$142,228	$2,277	2.15
Interest-bearing deposits:
U.S.	$7,192	$12.22%		$3,312	$8.30%
Non-U.S.	88,250	115.17		82,069	146.24
Securities sold under repurchase agreements	7,828	1.01		9,190	8.12
Federal funds purchased	835	—	.09	943	—	.05
Other short-term borrowings	4,723	54	1.53	5,201	66	1.70
Long-term debt	7,160	172	3.20	9,254	220	3.17
Other interest-bearing liabilities	6,023	11.25		3,127	6.26
Total average interest-bearing liabilities	$122,011	$365.40		$113,096	$454.55
Interest-rate spread			1.53%			1.60%
Net interest revenue—fully taxable-equivalent basis		$2,010			$1,823
Net interest margin—fully taxable-equivalent basis			1.63%			1.71%
Tax-equivalent adjustment		(94)			(96)
Net interest revenue—GAAP basis		$1,916			$1,727

For the first nine months of 2012 compared to the first nine months of 2011, average interest-earning assets increased, mainly the result of the investment of higher levels of interest-bearing and noninterest-bearing client deposits into interest-bearing deposits with banks, as well as purchases of investment securities. During the past year, our clients have placed additional deposits with us amid market and public concerns related to various economic events. The increases in average interest-bearing deposits with banks resulted from the placement of additional client deposits with various central banks globally, primarily the Federal Reserve and the European Central Bank. Although the investment of these client deposits increased our average interest-earning assets, it negatively affected our net interest margin, as these placements generate only marginal, and in some cases zero percent, returns. The investment securities portfolio grew as we took advantage of market opportunities, primarily in the first half of the year.
Securities purchased under resale agreements increased to meet client liquidity needs, as we reduced our U.S. Treasury holdings. Increased levels of cash collateral provided in connection with our role as principal in certain securities borrowing activities drove other earning assets higher. While these activities support our overall profitability, they put downward pressure on our net interest margin.
On a GAAP and fully taxable-equivalent basis, net interest revenue increased 7% for the third quarter of 2012 compared to the third quarter of 2011. On a GAAP and fully taxable-equivalent basis, net interest revenue increased 11% and 10%, respectively, for the first nine months of 2012 compared to the same period in 2011. These increases were driven by the impact of higher levels of interest-earning assets, mainly the result of higher levels of client deposits invested with the Federal Reserve, the European Central Bank and other non-U.S. central banks; the above-described growth in the investment portfolio; and lower funding costs. These increases were partly offset by the impact of generally lower rates on interest-earning assets.
Fully taxable-equivalent net interest revenue for the third quarter of 2012, if conduit-related discount accretion were excluded, would have increased 8%, from $564 million ($610 million presented in the preceding quarterly table less accretion of $46 million) in the third quarter of 2011 to $611 million ($651 million presented in the preceding quarterly table less

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

accretion of $40 million). For the nine-month period, if conduit-related discount accretion were excluded, fully taxable-equivalent net interest revenue would have increased 11%, from $1.66 billion ($1.82 billion presented in the preceding nine-month table less accretion of $159 million) in 2011 to $1.85 billion ($2.01 billion presented in the preceding nine-month table less accretion of $163 million). The increase in discount accretion in the nine-month comparison resulted from pay-offs of former conduit securities in the 2012 periods.
Subsequent to the 2009 conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.72 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011 and $163 million in the first nine months of 2012). The timing and ultimate recognition of discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion, such as the December 2010 investment portfolio repositioning.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of September 30, 2012 to generate aggregate discount accretion in future periods of approximately $850 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 11 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the European Central Bank and other non-U.S. central banks to satisfy reserve requirements, averaged $26.55 billion for the third quarter of 2012, compared to $24.27 billion for the third quarter of 2011. For the first nine months of 2012, such deposits averaged $25.78 billion, compared to $16.26 billion for the first nine months of 2011. The increases in both comparisons reflected the investment of higher levels of client deposits. Average aggregate excess deposits approximated $16 billion and $15 billion for the third quarters of 2012 and 2011, respectively.
 Average securities purchased under resale agreements increased to $7.77 billion for the third quarter of 2012 from $5.73 billion for the third quarter of 2011, and increased to $7.74 billion from $4.39 billion in the nine-month comparison, largely due to an increase in client demand. Average trading account assets declined from $2.08 billion for the third quarter of 2011 to $610 million for the third quarter of 2012, and for the nine-month period decreased from $2.21 billion to $659 million, the result of our withdrawal from our fixed-income trading initiative.
Our average investment securities portfolio increased to $113.90 billion for the third quarter of 2012 from $104.39 billion for the third quarter of 2011, and for the nine-month period increased to $112.11 billion from $101.59 billion in 2011. The increases were generally the result of ongoing purchases of securities, partly offset by maturities and sales. As of September 30, 2012, securities rated “AAA” and “AA” comprised approximately 88% of our portfolio, compared to approximately 89% rated “AAA” and “AA” as of September 30, 2011.
Loans and leases averaged $11.63 billion for the third quarter of 2012, compared to $12.35 billion for the same period in 2011, and $11.23 billion for the first nine months of 2012, down from $12.60 billion for the 2011 period. The declines were mainly related to lower levels of client demand for short-duration liquidity, as well as decreases in leveraged leases and purchased receivables, mainly from maturities and pay-downs. For the third quarter and first nine months of 2012, approximately 27% and 28%, respectively, of our average loan and lease portfolio were composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement. This average composition of short-duration advances to loans and leases was down slightly compared to the third quarter and first nine months of 2011, which composition percentages were 30% and 29%, respectively. The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2,012	2011
Average U.S. short-duration advances	$1,813	$2,284	$1,815	$2,038
Average non-U.S. short-duration advances	1,319	1,448	1,362	1,634
Total average short-duration advances	$3,132	$3,732	$3,177	$3,672

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decreases in average short-duration advances for the third quarter and first nine months of 2012 compared to the same periods in 2011 were mainly the result of clients currently holding higher levels of liquidity, as well as the impact of foreign currency translation on non-U.S. advances.
Average other interest-earning assets increased to $8.14 billion for the third quarter of 2012 from $6.36 billion for the same period in 2011, and to $7.25 billion from $5.18 billion in the nine-month comparison. The increases were primarily the result of higher levels of cash collateral provided in connection with our role as principal in certain securities borrowing activities.
Aggregate average interest-bearing deposits increased to $101.28 billion for the third quarter of 2012 from $87.28 billion for the third quarter of 2011, and in the nine-month comparison increased to $95.44 billion for the 2012 period from $85.38 billion for the 2011 period. These increases mainly reflected higher levels of wholesale certificates of deposit issued in connection with our management of liquidity (refer to our discussion of liquidity management under "Liquidity" in "Financial Condition" in this Management's Discussion and Analysis), as well as higher levels of non-U.S. transaction accounts associated with new and existing business reflected in assets under custody and administration.
Average other short-term borrowings declined slightly to $4.76 billion for the third quarter of 2012 from $4.95 billion for the third quarter of 2011 and decreased to $4.72 billion for the first nine months of 2012 from $5.20 billion for the corresponding 2011 period, as higher levels of client deposits provided additional liquidity. Average long-term debt decreased from $9.31 billion for the third quarter of 2011 to $6.41 billion for the third quarter of 2012, and decreased from $9.25 billion to $7.16 billion in the nine-month comparison. The decreases reflected the maturities of $1.45 billion of senior notes in September 2011 and $1.50 billion of senior notes in April 2012, all previously issued by us or State Street Bank under the FDIC's Temporary Liquidity Guarantee Program.
 Average other interest-bearing liabilities increased to $6.36 billion for the third quarter of 2012 from $3.80 billion for the same period in 2011, and increased to $6.02 billion from $3.13 billion in the nine-month comparison, primarily the result of higher levels of client cash collateral received in connection with our role as principal in certain securities lending activities.
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
Based on market conditions and other factors, we continue to re-invest the proceeds from pay-downs and maturities of securities in highly rated investment securities, such as U.S. Treasuries, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. These factors and the level of interest rates worldwide are expected to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin. In addition, in a prolonged period of low interest rates and low spreads, certain products that we offer, including deposit services, cash funds and securities lending, may be less attractive to our clients, and any resulting declines in assets invested in such products could adversely affect our results of operations and liquidity management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net realized gains from sales of available-for-sale securities	$24	$15	$29	$81

Losses from other-than-temporary impairment	(4)	(25)	(50)	(104)
Losses not related to credit(1)	(2)	15	23	48
Net impairment losses	(6)	(10)	(27)	(56)
Gains (losses) related to investment securities, net	$18	$5	$2	$25

Impairment associated with expected credit losses	$(1)	$(7)	$(14)	$(36)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	—	—	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(5)	(3)	(13)	(12)
Net impairment losses	$(6)	$(10)	$(27)	$(56)

(1) Amount for the quarter ended September 30, 2012 represented reversals of other-than-temporary impairment, or OTTI, not related to credit, previously recorded and recognized as a component of other comprehensive income, or OCI, which exceeded OTTI related to credit for the current quarter.
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. During the third quarter and first nine months of 2012, we sold approximately $1.76 billion and $4.21 billion, respectively, of such investment securities and recorded net realized gains of $24 million and $29 million, respectively.
The net realized gains from sales of available-for-sale securities for the first nine months of 2012 reflected a loss of $46 million from the second-quarter 2012 sale of all of our Greek investment securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in the third quarter and first nine months of 2012 were $4 million and $50 million, respectively. Of this total, $2 million and $23 million, respectively, related to factors other than credit, and were recognized, net of taxes, as a component of OCI in our consolidated statement of condition. For the third quarter and first nine months of 2012, we recorded the remaining $6 million and $27 million, respectively, of losses ($1 million and $14 million, respectively, associated with expected credit losses and $5 million and $13 million, respectively, associated with adverse changes in timing of expected future cash flows) in our consolidated statement of income.
In the third quarter and first nine months of 2012, we recorded $1 million and $8 million, respectively, of other-than-temporary impairment associated with expected credit losses related to U.S. non-agency residential mortgage-backed securities. The remaining $6 million of the total of $14 million of other-than-temporary impairment recorded in the first nine months of 2012, presented in the table above, was related to non-U.S. mortgage- and asset-backed securities. We also recorded other-than-temporary impairment of $5 million and $13 million in the third quarter and first nine months of 2012, respectively, associated with adverse changes in timing of expected future cash flows, substantially related to non-U.S. mortgage-backed securities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Compensation and employee benefits	$916	$965	(5)%	$2,922	$2,948	(1)%
Information systems and communications	211	191	10	610	581	5
Transaction processing services	170	180	(6)	523	553	(5)
Occupancy	115	119	(3)	349	339	3
Claims resolution	(362)	—		(362)	—
Provisions for litigation exposure	60	—		82	—
Acquisition costs	13	19		41	46
Restructuring charges, net	15	66		45	75
Other:
Professional services	89	83	7	266	249	7
Amortization of other intangible assets	46	50	(8)	145	149	(3)
Securities processing costs (recoveries)	2	2		26	(15)
Regulator fees and assessments	12	11	9	37	32	16
Other	128	112	14	338	317	7
Total other	277	258	7	812	732	11
Total expenses	$1,415	$1,798	(21)	$5,022	$5,274	(5)
Number of employees at quarter-end	29,650	29,685
Expenses from Operations
Total expenses for the third quarter of 2012 declined 21% compared to the third quarter of 2011, and for the first nine months of 2012 declined 5% from the 2011 period. Total expenses for both 2012 periods reflected a benefit of $362 million related to claims associated with the 2008 Lehman Brothers, Inc. bankruptcy (described below and in note 6 to the consolidated financial statements included in this Form 10-Q). Partly offsetting this benefit were provisions for litigation exposure of $60 million for the third quarter of 2012 and $82 million for the first nine months of 2012. The $60 million was related to previously disclosed litigation arising out of our asset management and securities lending businesses. Additional information about our litigation exposure is provided in note 6 to the consolidated financial statements included in this Form 10-Q. The first nine months of 2012 also included $22 million of provisions for litigation exposure recorded in the first half of 2012.
The decrease in compensation and employee benefits expenses for the third quarter of 2012 compared to the third quarter of 2011 resulted from the continued implementation of our Business Operations and Information Technology Transformation program. This decrease was partly offset by $22 million of costs related to our implementation of the program in the third quarter of 2012, compared to approximately $13 million of such costs for the third quarter of 2011. These costs are not expected to recur subsequent to full implementation of the program.
The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other costs) for the first nine months of 2012 compared to the same period in 2011 resulted primarily from securities processing costs compared to securities processing recoveries in 2011, as well as higher levels of professional services costs for litigation and regulatory matters. In addition, we recorded a special one-time additional charitable contribution of $25 million in the third quarter of 2012 (included in the "other" component of aggregate other expenses) to fund our charitable grant-making activities. The increase in aggregate other expenses for the third quarter of 2012 compared to the third quarter of 2011 resulted from the above-mentioned special one-time additional charitable contribution of $25 million and higher levels of professional services costs.
Claims Resolution
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman Brothers entities.  The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the third quarter of 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million.  In the third quarter of 2012, we received an initial distribution on this amount.
During the third quarter of 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements.  This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our final resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income in the third quarter of 2012. Both certified claims retained as part of the settlement agreements were sold in October 2012 at their respective fair values, resulting in an additional gain of approximately $10 million, which will be recorded in our consolidated statement of income in the fourth quarter of 2012.
Acquisition Costs
Acquisition costs for the third quarter and first nine months of 2012 were primarily related to integration costs incurred in connection with our acquisition of the Intesa securities services business. Acquisition costs incurred in the 2011 periods were mainly related to integration costs associated with the Intesa securities services business, Mourant International Finance Administration and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
The net restructuring charges of $15 million and $45 million incurred in the third quarter and first nine months of 2012, respectively, more fully described below, included $15 million and $48 million, respectively, related to the continuing implementation of our Business Operations and Information Technology Transformation program. The remaining restructuring charge for the first nine months of 2012, composed of a net credit adjustment of $(3) million, was related to actions initiated by us in 2011 associated with expense control measures, specifically our withdrawal from our fixed-income trading initiative. The restructuring charges of $66 million and $75 million incurred in the third quarter and first nine months of 2011, respectively, related solely to the Business Operations and Information Technology Transformation program.
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
With respect to our business operations, we are standardizing certain core business processes, primarily through our execution of the State Street Lean methodology, and driving automation of these business processes. We are currently creating a new technology platform, including transferring certain core software applications to a private cloud, and have expanded our use of service providers associated with components of our information technology infrastructure and application maintenance and support. We expect the transfer of core software applications to a private cloud to occur primarily in 2013 and 2014.
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $337 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $48 million in the first nine months of 2012. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51		$156
2011	85	7	$41	133
First nine months of 2012	21	7	20	48
Total	$211	$65	$61	$337

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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2012, in connection with the planned aggregate staff reduction of 1,930 employees described above, 1,804 employees had been involuntarily terminated and left State Street, composed of 550 employees in 2010, 782 employees in 2011 and 472 employees in the first nine months of 2012.
In connection with the implementation of the program, we achieved approximately $86 million of annual pre-tax run-rate expense savings in 2011, compared to our 2010 total expense base, previously disclosed in our 2011 Form 10-K, of approximately $6.18 billion of expenses from operations, all else being equal. In addition to the $86 million, we expect to achieve incremental annual pre-tax run-rate expense savings in the range of an additional $90 million to $100 million in 2012 compared to our above-described 2010 total expense base, all else being equal.
Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, all else being equal, with the full effect realized in 2015. We expect the business operations transformation component of the program to result in approximately $440 million of these savings, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation component of the program to result in approximately $160 million of these savings.
These expected annual pre-tax savings relate only to the Business Operations and Information Technology Transformation program. Our actual operating expenses may increase or decrease as a result of other factors. The majority of the annual savings will affect compensation and employee benefits expenses; these savings will be modestly offset by increases in information systems and communications expenses as we implement the program.
Expense Control Measures
During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(3) million in the nine months ended September 30, 2012, in our consolidated statement of income. The following table presents the charges by type of cost (no charges were recorded in the third quarter of 2012):

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
First quarter of 2012	3	(10)	—	(7)
Second quarter of 2012	(2)	1	5	4
Total	$63	$29	$25	$117
The employee-related costs included costs related to severance, benefits and outplacement services with respect to both aspects of the expense control measures. In connection with these measures, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2012, 372 employees had been involuntarily terminated and left State Street, composed of 15 employees in 2011 and 357 employees in the first nine months of 2012.
The costs related to the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, during the first nine months of 2012, we wound down all of that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to other asset write-downs and contract terminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial restructuring-related accrual	$105	$51				$156
Payments	(15)	(4)				(19)
Balance at December 31, 2010	90	47				137
Accruals for Business Operations and Information Technology Transformation program	85	7	$41			133
Accruals for expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance at December 31, 2011	162	39	33	38	15	287
Accruals for Business Operations and Information Technology Transformation program	21	7	20	—	—	48
Net accruals for expense control measures	1	—	—	(9)	5	(3)
Payments and adjustments	(101)	(6)	(36)	(29)	(6)	(178)
Balance at September 30, 2012	$83	$40	$17	$—	$14	$154

INCOME TAX EXPENSE
Income tax expense was $267 million for the third quarter of 2012 and $74 million for the third quarter of 2011. For the first nine months of 2012 and 2011, income tax expense was $588 million and $465 million, respectively. Our effective tax rates for the third quarter and first nine months of 2012 were 28.3% and 27.0%, respectively, compared to 11.7% and 23.2% for the third quarter and first nine months of 2011, respectively. The increases in the effective tax rates in both comparisons were associated with the impact of a discrete tax benefit of $91 million recorded in the third quarter of 2011 related to the cost of terminating funding obligations that supported former conduit asset structures.

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
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2012 in the quarterly and nine-month tables included the net realized loss from the second-quarter 2012 sale of all of our Greek investment securities previously classified as held to maturity (presented only in the nine-month table); a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; provisions for litigation exposure and other costs; acquisition-related integration costs; and restructuring charges associated with both our Business Operations and Information Technology Transformation program and expense control measures. The "Other" columns for 2011 included acquisition-related integration costs and restructuring charges associated with our Business Operations and Information Technology Transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,100	$1,106					$1,100	$1,106
Management fees	—	—	$251	$229			251	229
Trading services	232	334	—	—			232	334
Securities finance	81	77	10	8			91	85
Processing fees and other	15	57	30	33			45	90
Total fee revenue	1,428	1,574	291	270			1,719	1,844
Net interest revenue	600	553	19	25			619	578
Gains related to investment securities, net	18	5	—	—			18	5
Total revenue	2,046	2,132	310	295			2,356	2,427
Expenses from operations	1,456	1,475	208	238			1,664	1,713
Claims resolution	—	—	—	—	$(362)		(362)	—
Provisions for litigation exposure and other costs	—	—	—	—	85		85	—
Acquisition and restructuring costs	—	—	—	—	28	$85	28	85
Total expenses	1,456	1,475	208	238	(249)	85	1,415	1,798
Income (loss) before income tax expense	$590	$657	$102	$57	$249	$(85)	$941	$629
Pre-tax margin	29%	31%	33%	19%
Average assets (in billions)	$191.6	$177.0	$4.2	$4.0			$195.8	$181.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$3,264	$3,325					$3,264	$3,325
Management fees	—	—	$733	$715			733	715
Trading services	767	947	—	—			767	947
Securities finance	296	252	35	36			331	288
Processing fees and other	112	179	75	73			187	252
Total fee revenue	4,439	4,703	843	824			5,282	5,527
Net interest revenue	1,854	1,647	62	80			1,916	1,727
Gains (losses) related to investment securities, net	48	25	—	—	$(46)		2	25
Total revenue	6,341	6,375	905	904	(46)		7,200	7,279
Provision for loan losses	(1)	1	—	—	—		(1)	1
Expenses from operations	4,530	4,452	661	701	—		5,191	5,153
Claims resolution	—	—	—	—	(362)		(362)	—
Provisions for litigation exposure and other costs	—	—	—	—	107		107	—
Acquisition and restructuring costs, net	—	—	—	—	86	$121	86	121
Total expenses	4,530	4,452	661	701	(169)	121	5,022	5,274
Income (loss) before income tax expense	$1,812	$1,922	$244	$203	$123	$(121)	$2,179	$2,004
Pre-tax margin	29%	30%	27%	22%
Average assets (in billions)	$187.0	$163.4	$4.0	$4.6			$191.0	$168.0
Investment Servicing
Total revenue for the third quarter of 2012 decreased 4% compared to the third quarter of 2011 and decreased 1% in the nine-month comparison. Total fee revenue in the same comparisons decreased 9% and 6%, respectively. The decline in total fee revenue generally resulted from declines in trading services revenue and processing fees and other revenue, partially offset by an increase in securities finance revenue.
Servicing fees decreased 1% in the third quarter of 2012 and 2% in first nine months of 2012 compared to the same periods in 2011. The decreases were primarily due to the impact of the weaker Euro, as well as changes in asset mix, as clients remained conservative in their investment allocations. These factors were partly offset by overall improvement in equity market valuations and the impact of net new business installed on current-period revenue. Trading services revenue decreased 31% during the third quarter of 2012 compared to the same period in 2011, and 19% in the nine-month comparison, primarily due to a decline in foreign exchange trading revenue associated with lower currency volatility, partly offset by an increase in client volumes. Securities finance revenue increased in both the third quarter and nine-month comparisons as a result of higher spreads, partly offset by declines in average lending volumes associated with lower overall demand. Processing fees and other revenue for the third quarter and first nine months of 2012 decreased compared to the same periods in 2011, primarily the result of gains related to real estate and certain leases recorded in the third quarter of 2011 and amortization expenses related to tax-advantaged investments in renewable energy in the third quarter of 2012.
Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of securities finance and processing fees and other is provided under “Securities Finance” and "Processing Fees and Other" in “Total Revenue.”
Net interest revenue for the third quarter and first nine months of 2012 increased 8% and 13%, respectively, compared to the same periods in 2011, primarily the result of the impact on interest-earning assets of higher levels of client deposits, growth

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in the investment portfolio from additional purchases of securities and lower funding costs, partially offset by the impact of lower rates on interest-earning assets.
Total expenses from operations decreased 1% for the third quarter of 2012 compared to the same period in 2011 primarily due to the impact of the continued implementation of our Business Operations and Information Technology Transformation program on compensation and benefits expenses. Total expenses from operations increased 2% for the first nine months of 2012 compared to the corresponding period in 2011, primarily the result of securities processing costs compared to securities processing recoveries in 2011, as well as higher levels of professional services costs for litigation and regulatory matters.
Investment Management
Total revenue for the third quarter of 2012 increased 5% compared to the third quarter of 2011, and was flat for the first nine months of 2012 compared to the first nine months of 2011, in both cases mainly the result of increases in management fees, partially or wholly offset by declines in net interest revenue.
Management fees increased 10% in the third quarter of 2012 compared to the third quarter of 2011, and increased 3% in the nine-month comparison. Both increases were primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Average month-end equity valuations for the S&P 500 Index® were up 16% for the third quarter of 2012 compared to the third quarter of 2011, and were up 7% in the nine-month comparison, while average month-end equity valuations for the MSCI® EAFE Indexes were down approximately 3% for the third quarter of 2012 compared to the third quarter of 2011, and were down 11% in the nine-month comparison.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more-in depth discussion. A discussion of net interest revenue is provided under "Net Interest Revenue" in "Total Revenue."
Through SSgA, we acted as collateral manager for several collateralized debt obligations, or CDO, transactions structured and offered through other financial institutions. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. In February 2012, we entered into a settlement with the Massachusetts Secretary of State to resolve their investigation into disclosures made with respect to one CDO (Carina CDO, Ltd.).

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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the nine months ended September 30, 2012 and 2011. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Average Balance Nine Months Ended September 30, 2012	Average Balance Nine Months Ended September 30, 2011
Assets:
Interest-bearing deposits with banks	$25,776	$16,255
Securities purchased under resale agreements	7,735	4,391
Trading account assets	659	2,213
Investment securities	112,109	101,585
Loans and leases	11,232	12,602
Other interest-earning assets	7,253	5,182
Total interest-earning assets	164,764	142,228
Cash and due from banks	3,798	2,809
Other noninterest-earning assets	22,482	22,997
Total assets	$191,044	$168,034
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$7,192	$3,312
Non-U.S.	88,250	82,069
Total interest-bearing deposits	95,442	85,381
Securities sold under repurchase agreements	7,828	9,190
Federal funds purchased	835	943
Other short-term borrowings	4,723	5,201
Long-term debt	7,160	9,254
Other interest-bearing liabilities	6,023	3,127
Total interest-bearing liabilities	122,011	113,096
Non-interest-bearing deposits	36,401	22,440
Other noninterest-bearing liabilities	12,632	13,207
Preferred shareholders’ equity	524	366
Common shareholders’ equity	19,476	18,925
Total liabilities and shareholders’ equity	$191,044	$168,034

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$870	$2,836
Mortgage-backed securities	32,003	30,021
Asset-backed securities:
Student loans(1)	16,537	16,545
Credit cards	9,966	10,487
Sub-prime	1,379	1,404
Other	4,126	3,465
Total asset-backed securities	32,008	31,901
Non-U.S. debt securities:
Mortgage-backed securities	11,044	10,875
Asset-backed securities	5,920	4,303
Government securities	2,986	1,671
Other	4,034	2,825
Total non-U.S. debt securities	23,984	19,674
State and political subdivisions	7,304	7,047
Collateralized mortgage obligations	4,845	3,980
Other U.S. debt securities	5,104	3,615
U.S. equity securities	881	640
Non-U.S. equity securities	130	118
Total	$107,129	$99,832
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,500
Mortgage-backed securities	180	$265
Asset-backed securities	8	31
Non-U.S. debt securities:
Mortgage-backed securities	3,409	4,973
Asset-backed securities	441	436
Government securities	3	3
Other	165	172
Total non-U.S. debt securities	4,018	5,584
State and political subdivisions	80	107
Collateralized mortgage obligations	2,574	3,334
Total	$8,360	$9,321

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
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
The portfolio is concentrated in securities with high credit quality, with approximately 88% of the carrying value of the portfolio rated “AAA” or “AA” as of September 30, 2012. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	September 30, 2012	December 31, 2011
AAA(1)	68%	75%
AA	20	14
A	7	7
BBB	3	2
Below BBB	2	2
	100%	100%

(1)	Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2012, the investment portfolio of approximately 11,250 securities was diversified with respect to asset class. Approximately 80% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of the portfolio as of September 30, 2012 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Available for sale:
United Kingdom	$10,183	$8,851
Australia	3,497	3,154
Netherlands	3,093	3,109
Canada	2,054	1,905
Germany	1,926	1,510
Japan	1,299	—
France	1,038	329
Finland	252	—
Norway	123	89
Italy	118	231
Spain	92	228
Other	309	268
Total	$23,984	$19,674
Held to maturity:
Australia	$2,299	$2,572
United Kingdom	1,113	2,259
Italy	275	297
Spain	200	220
Other	131	236
Total	$4,018	$5,584
Approximately 86% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2012 and December 31, 2011, respectively. The majority of these securities comprise senior positions within the security structures; these positions are protected through subordination and other forms of credit protection. As of September 30, 2012, the securities had an aggregate pre-tax net unrealized gain of approximately $365 million and an average market-to-book ratio of 101.4%. The majority are floating-rate securities, and accordingly the aggregate holdings are considered to have minimal interest-rate risk.
The underlying collateral for mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Netherlands mortgages and German automobile loans. The securities listed under "Canada" were composed of Canadian government securities. The “other” category of available-for-sale securities included approximately $59 million and $49 million of securities as of September 30, 2012 and December 31, 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $128 million and $233 million of securities as of September 30, 2012 and December 31, 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. During the second quarter of 2012, we sold all of our Greek securities, which had an aggregate carrying value of approximately $91 million, and recorded a pre-tax loss of $46 million in our consolidated statement of income. Additional information about this sale is provided under "Gains (Losses) Related to Investment Securities, Net" in "Consolidated Results of Operations" in this Management's Discussion and Analysis.
Our aggregate exposure to the other four peripheral European countries of Spain, Italy, Ireland and Portugal as of September 30, 2012 included no direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $872 million, including approximately $693 million of mortgage- and asset-backed securities with an aggregate pre-tax gross unrealized loss of approximately $43 million as of September 30, 2012. We recorded no other-than-temporary impairment on these securities in the third quarter of 2012. In the first nine months of 2012, we recorded $6 million of other-than-temporary impairment on these mortgage- and asset-backed securities, all in the second quarter, associated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

with expected credit losses. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in the third quarter or first nine months of 2011.
The global economic downturn, coupled with the failure of the Eurozone countries to abide by the terms of the Eurozone stability pact, led to significant sovereign borrowing at advantageous rates, particularly by the above-mentioned peripheral countries, while some of those countries failed to address their underlying uncompetitive economies. These events led to the sovereign debt crisis when these fundamental issues caused severe stresses within the Eurozone. This sovereign crisis in Europe deepened in 2011 and the first half of 2012, with little sign of improvement in the peripheral countries' economies. In response, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk resulting from our role as principal, or because of commitments we make in our capacity as a financial intermediary.
Peripheral country risks are identified, assessed and monitored by our Country and Counterparty Exposure Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management, or ERM. All peripheral country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and likely future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting likely downward pressure on collateral performance from the sovereign crisis and related austerity measures. The results of the stress tests are presented to senior management and ERM as part of the surveillance process.
In addition, ERM conducts independent stress test analyses and evaluates the structured asset exposures in European peripheral countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance from the sovereign crisis, the related austerity measures and their economic impact. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign crisis and collateral performance, with particular attention to our peripheral country exposures.
 Municipal Securities
We carried an aggregate of approximately $7.38 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio as of September 30, 2012. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $8.77 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following tables present our combined credit exposure to state and municipal obligors which represented 5% or more of our aggregate municipal credit exposure of approximately $16.15 billion and $15.43 billion across our businesses as of the dates indicated, grouped by state to display geographic dispersion:

September 30, 2012 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$999	$2,065	$3,064	19%
California	189	1,294	1,483	9
New York	488	973	1,461	9
Massachusetts	873	402	1,275	8
New Jersey	830	—	830	5
Florida	144	685	829	5
Wisconsin	441	335	776	5
Total	$3,964	$5,754	$9,718

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2011 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,002	$1,669	$2,671	17%
California	192	1,496	1,688	11
Massachusetts	841	478	1,319	9
New York	309	596	905	6
Wisconsin	491	407	898	6
Florida	165	686	851	6
Total	$3,000	$5,332	$8,332

Our aggregate municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of September 30, 2012. As of that date, approximately 70% and 27% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our analysis of other-than-temporary impairment of our municipal securities is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
Impairment
The following table presents net unrealized gains (losses) on securities available for sale as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Fair value	$107,129	$99,832
Amortized cost	106,141	100,013
Net unrealized gain (loss), pre-tax	$988	$(181)
Net unrealized gain (loss), after-tax	$621	$(113)
The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $193 million, or $120 million after-tax, and $303 million, or $189 million after-tax, as of September 30, 2012 and December 31, 2011, respectively, and were recorded in accumulated other comprehensive income, or OCI, within shareholders' equity in our consolidated statement of condition. Refer to note 8 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2011 to September 30, 2012 resulted primarily from amortization.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 2 to the consolidated financial statements, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular the credit component that would be recorded in our consolidated statement of income.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a significant driver of the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of June 30, 2012, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 30.2% peak-to-current. Overall, for purposes of its evaluation of other-than-temporary impairment as of September 30, 2012, management prospectively expects a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary-impairment with respect to relevant securities in our investment portfolio in future fiscal periods, we will consider trends in national housing prices that we observe at those times, including then-available information with respect to the Case-Shiller

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

National Home Price Index.
Our investment portfolio continues to be sensitive to management's estimates of future cumulative losses. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. We estimate, for example, that if national housing prices were to decline by an additional 10% to 13% relative to June 30, 2012 levels, other-than-temporary impairment of our U.S. investment portfolio could increase by a range of approximately $5 million to $40 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis and the combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines of between 9% and 20% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of September 30, 2012, other-than-temporary impairment could increase by a range of approximately $15 million to $45 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first nine months of 2012, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of September 30, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these net unrealized losses and our assessment of impairment is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Institutional:
U.S.	$10,931	$7,115
Non-U.S.	2,697	2,478
Commercial real estate:
U.S.	418	460
Total loans and leases	$14,046	$10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$14,024	$10,031
Additional detail about these loan and lease segments, including underlying classes, is provided in note 3 to the consolidated financial statements included in this Form 10-Q, and in note 4 to the consolidated financial statements included in our 2011 Form 10-K.
Aggregate short-duration advances to our clients included in the institutional segment were $4.96 billion and $2.17 billion as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, unearned

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

income deducted from our investment in leveraged lease financing was $134 million and $146 million, respectively, for U.S. leases and $341 million and $381 million, respectively, for non-U.S. leases.
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
As of both September 30, 2012 and December 31, 2011, we held an aggregate of approximately $199 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first nine months of 2012 or in all of 2011.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2012	2011
Allowance for loan losses:
Beginning balance	$22	$100
Charge-offs	—	(79)
Provisions	(1)	1
Recoveries	1	—
Ending balance	$22	$22
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

Cross-Border Outstandings
Our cross-border outstandings are primarily composed of deposits with banks; investment securities; loans and lease financing, including short-duration advances; and exposures related to foreign exchange and interest-rate contracts and securities on loan. Additional information with respect to the nature of our cross-border outstandings is provided under “Financial Condition–Cross-Border Outstandings” in Management's Discussion and Analysis included in our 2011 Form 10-K.
 The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 24% and 16% of our consolidated total assets as of September 30, 2012 and December 31, 2011, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2012
United Kingdom	$17,481	$1,181	$18,662
Germany	7,927	173	8,100
Australia	6,951	317	7,268
Switzerland	4,068	312	4,380
Japan	3,956	138	4,094
Netherlands	3,212	239	3,451
Canada	2,590	470	3,060

December 31, 2011
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731
As of September 30, 2012, there were no aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date. As of December 31, 2011, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of that date totaled approximately $1.7 billion to Luxembourg.
Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt securities related to these countries in our investment portfolio. We had aggregate indirect exposure in the portfolio of approximately $872 million, including $693 million of mortgage- and asset-backed securities, composed of $267 million in Spain, $238 million in Italy, $110 million in Ireland and $78 million in Portugal, as of September 30, 2012. We had no such exposure to Greece as of September 30, 2012.
The following table presents our cross-border outstandings in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-border Outstandings
September 30, 2012
Italy	$1,339	$3	$1,342
Ireland	336	148	484
Spain	293	30	323
Portugal	96	—	96

December 31, 2011
Italy	$1,049	$11	$1,060
Ireland	299	267	566
Spain	434	53	487
Portugal	176	—	176
Greece	99	—	99
As of September 30, 2012, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We recorded no other-than-temporary impairment on the investment securities in these countries in the third quarter of 2012. In the first nine months of 2012, we recorded $6 million of other-than-temporary impairment on the investment securities in these countries, all in the second quarter, associated with expected credit losses. We had not recorded any provisions for loan losses with respect to any of our exposures in these countries as of September 30, 2012.

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
Regulatory Capital
Our objective with respect to regulatory capital management is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and complying with regulatory capital adequacy requirements. Additional information about our capital management process is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included in our 2011 Form 10-K.
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of September 30, 2012, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well capitalized” thresholds.

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Tier 1 risk-based capital ratio	4%	6%	19.8%	18.8%	18.0%	17.6%
Total risk-based capital ratio	8	10	21.3	20.5	19.9	19.6
Tier 1 leverage ratio	4	5	7.6	7.3	6.8	6.7
Tier 1 risk-based capital			$14,253	$13,644	$12,585	$12,224
Total risk-based capital			15,364	14,842	13,887	13,607
Adjusted risk-weighted assets and market-risk equivalents:
On-balance sheet risk-weighted assets			$59,568	$52,642	$57,355	$49,659
Off-balance sheet equivalent risk-weighted assets			11,997	19,115	11,981	19,109
Market risk equivalent assets			502	661	431	611
Total risk-weighted assets			$72,067	$72,418	$69,767	$69,379
Adjusted quarterly average assets			$187,612	$186,336	$184,544	$183,086

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

As of September 30, 2012, State Street's and State Street Bank's regulatory capital ratios increased compared to December 31, 2011. The increases mainly resulted from the effect on tier 1 capital of net income for the first nine months of 2012. With respect to State Street, the positive effect of net income on tier 1 capital was partly offset by our declarations of common stock dividends and purchases by us of our common stock during the first nine months of 2012. The slight changes in total risk-weighted assets for both entities generally resulted from lower off-balance sheet equivalent risk-weighted assets, mainly associated with lower levels of unrealized gains on foreign exchange derivative contracts, the result of lower volumes, and a decline in exposure associated with our securities finance agency lending business. These declines were partly offset by higher on-balance sheet risk-weighted assets mainly associated with purchases of investment securities and higher levels of short-duration advances to clients. The increase in the tier 1 leverage ratios mainly resulted from the above-described increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in tier 1 capital, partly offset by a slight increase in adjusted quarterly average assets.
On August 21, 2012, we issued and sold 20,000,000 depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million. The Series C preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Additional information about the Series C preferred stock is provided in note 8 to the consolidated financial statements included in this Form 10-Q.
On September 4, 2012, we submitted a notice to State Street Capital Trust III for the redemption of all 5,001 outstanding shares of our non-cumulative perpetual preferred stock, Series A, liquidation preference of $100,000 per share. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. On October 4, 2012, we redeemed all of the outstanding shares of Series A preferred stock for a redemption price equal to $100,000 per share, or approximately $500 million. At the time of redemption, we also paid declared but unpaid dividends on the Series A preferred stock. Together with other Series A preferred dividends declared and paid in the third quarter of 2012, these dividends totaled $7 million. As of September 30, 2012, as a result of the redemption notice, the $500 million redemption liability was reclassified from shareholders' equity to other short-term borrowings in our consolidated statement of condition, and was not included in tier 1 regulatory capital as of that date.
Following the redemption of the Series A preferred stock, State Street Capital Trust III redeemed all of the outstanding 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities issued by the trust, referred to as Normal APEX. and all of the outstanding common securities of the trust, which common securities were held by us.
During the third quarter, we declared a quarterly common stock dividend of $0.24 per share, or approximately $113 million, which was paid in October 2012, compared to a dividend of $0.18 per share, or $90 million, declared during the third quarter of 2011. Dividends declared during the first nine months of 2012 totaled $0.72 per share, or $346 million, compared to $0.54 per share, or $271 million, for the first nine months of 2011. We also purchased approximately 11.4 million shares of our common stock during the third quarter of 2012, and 22.5 million shares during the first nine months of 2012, under the program approved by the Board of Directors in March 2012, under which we are authorized to purchase up to $1.8 billion of our common stock through March 31, 2013.
For the third quarter of 2012, the shares were purchased at an average and aggregate cost of $42.11 and $480 million, respectively; for the first nine months of 2012, the shares were purchased at an average and aggregate cost of $42.68 and $960 million, respectively. This purchase program follows our 2011 common stock purchase program, under which we purchased approximately 5.8 million shares at an average and aggregate cost of $38.61 and $225 million, respectively, during the third quarter of 2011, and 10.7 million shares of our common stock at an average and aggregate cost of $42.06 and $450 million, respectively, during the first nine months of 2011.
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
Basel II adopts a three-pillar framework for addressing capital adequacy and minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its regulatory capital adequacy relative to the risks underlying its business activities, rather than only with respect to its minimum regulatory capital requirements; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
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
In June 2012, U.S. banking regulators issued three concurrent Notices of Proposed Rulemaking, or NPRs. These NPRs propose to revise the current U.S. regulatory capital framework and implement the U.S. banking regulators' view of Basel III, as well as relevant provisions of the Dodd-Frank Act, and restructure the U.S. capital rules into a harmonized, codified regulatory capital framework. Among other things, the NPRs propose to raise the minimum tier 1 risk-based capital ratio from 4% to 6%, add requirements for minimum common equity tier 1 and supplemental tier 1 leverage ratios, and implement a capital conservation buffer and a countercyclical capital buffer linked to a banking organization's common equity tier 1 capital levels. We continue to review and evaluate these and other provisions of the NPRs.
Our current assessment of the implications of the above-described Basel III guidelines, the U.S. banking regulators' NPRs and other international regulatory initiatives indicates that the NPRs could have a material impact on our businesses and our profitability, as well as our regulatory capital ratios. One significant provision in the NPRs would require us to apply the "Simplified Supervisory Formula Approach," referred to as the SSFA, in the risk-weighting of asset securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. The approach required by Basel II utilizes the ratings-based approach, under which external credit ratings are used to risk-weight such exposures. The Dodd-Frank Act prohibits the use of external credit ratings in the risk-weighting of asset securitization exposures. Currently, our investment portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit rating agencies, but for which the SSFA, pursuant to the proposals in the NPRs, would apply higher regulatory risk weights compared to previous Basel III proposals. In contrast, certain of our securities with lower credit agency ratings would receive lower regulatory risk weights if the SSFA were applied.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of September 30, 2012, if the proposals in the NPRs were implemented as currently structured, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we anticipate that we would re-evaluate the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our results of operations.
Certain of the proposals in the NPRs, including the requirement to apply the SSFA, are not anticipated to be effective before 2015. As such, a significant number of the securities currently held in our portfolio that are highly rated by credit agencies are expected to mature or pay down over the intervening period, and we would currently anticipate replacing those securities pursuant to our re-investment program in a manner that would seek to manage our risk appetite, our return objectives and our levels of regulatory capital. As a result of our balance sheet management efforts, all else being equal, we would anticipate being able to significantly offset, in whole or in part, the impact of application of the SSFA on our total regulatory risk-weighted assets and related regulatory risk-based capital ratios.
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
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “Aa3/AA-” senior bank debt rating. Economic capital requirements are one of several important measures used by management and the Board of Directors to assess the adequacy of our capital levels in relation to State Street's risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our economic capital requirements; such requirements could result in a different amount of capital needed to support our business activities.
We have begun to measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street's cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. Accordingly, the measurement and evaluation of risk-adjusted performance have become integral parts of our internal process for allocating resources, e.g., capital, information technology spending, etc., by line of business. In addition, return on capital and economic profit are two of several measures used in our evaluation of the viability of a new business or product initiative and for merger-and-acquisition analysis.
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
We generally manage our liquidity on a global basis at the State Street consolidated level. We also manage parent company liquidity, and in certain cases branch liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve's discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. The parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period.
Our sources of liquidity come from two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

helps facilitate asset-and-liability management of depository institutions. No Federal Home Loan Bank advances were outstanding as of September 30, 2012 or December 31, 2011. Each of the above-described sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
Our significant uses of liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which characteristics mean that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.
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
In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-duration financial instruments which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of September 30, 2012, this wholesale CD portfolio totaled $8.33 billion, compared to $6.34 billion as of December 31, 2011.
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
As of September 30, 2012, the value of our consolidated net liquid assets, as defined, totaled $128.78 billion, compared to $144.15 billion as of December 31, 2011. For the quarter and nine months ended September 30, 2012, consolidated average net liquid assets were $117.02 billion and $114.06 billion, respectively, compared to $105.07 billion and $91.66 billion for the quarter and nine months ended September 30, 2011, respectively. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained excess balances of approximately $25.23 billion at the Federal Reserve, the European Central Bank and other non-U.S. central banks as of September 30, 2012, compared to $50.09 billion as of December 31, 2011. As of September 30, 2012, the value of the parent company's net liquid assets totaled $4.41 billion, compared with $4.91 billion as of December 31, 2011. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $43.07 billion as of September 30, 2012 and $44.66 billion as of December 31, 2011 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of September 30, 2012, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of September 30, 2012 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

maturities of up to 270 days from the date of issue. As of September 30, 2012, we had $2.50 billion of commercial paper outstanding, compared to $2.38 billion as of December 31, 2011.
State Street Bank had initial Board authority to issue unsecured senior debt securities up to an aggregate of $5 billion, including up to $1.5 billion of subordinated debt. All $5 billion was available for issuance under this Board authority as of September 30, 2012. State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $813 million as of September 30, 2012, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2012, no balance was outstanding on this line of credit.

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2012, the aggregate notional amount of these derivative contracts was $980.53 billion, of which $949.75 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 10 to the consolidated financial statements in this Form 10-Q.
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
VALUE-AT-RISK

	Nine Months Ended September 30,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$2.0	$5.0	$0.5	$2.4	$6.0	$0.4
Interest rates	1.2	2.1	0.5	5.5	11.1	1.9
Total VaR for trading assets	2.4	4.7	1.0	6.0	11.1	2.4
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
Consistent with currently applicable bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but carried in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions held outside of our regular sales and trading activities. Consequently, we calculate the VaR associated with those assets using a separate model, which we then add to the VaR associated with our regular sales and trading activities to derive State Street's total regulatory VaR. Although this simple addition does not give full recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.
We perform ongoing integrity testing of our VaR models to validate that the model forecasts are reasonable when compared to actual results. Our actual daily trading profit and loss, or P&L, is generally greater than the hypothetical daily trading P&L due to our ability to manage our positions through intra-day trading and other pricing considerations. As such, while we have not observed any back-testing exceptions to the VaR model in comparison to actual daily trading P&L, from time to time, back-testing exceptions do occur on a hypothetical basis, assuming that all positions are held constant. These exceptions are generally infrequent, as one would expect from the nature and definition of a VaR computation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the VaR associated with our regular trading activities, presented in the preceding table, and the VaR associated with positions held outside of those trading activities, the latter of which is described as “VaR for non-trading assets,” for the periods indicated. “Total regulatory VaR” is calculated as the sum of the VaR for trading assets and the VaR for non-trading assets, with no additional diversification benefits recognized. The average, maximum and minimum amounts are calculated for each line item separately.

Total Regulatory VALUE-AT-RISK

	Nine Months Ended September 30,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$2.4	$4.7	$1.0	$6.0	$11.1	$2.4
VaR for non-trading assets	1.6	2.0	1.3	1.6	1.9	1.4
Total regulatory VaR	3.9	6.1	2.6	7.7	12.9	4.1

Asset and Liability Management Activities
A primary objective of asset and liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is the exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
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
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, or NIR-at-risk, and economic value of equity, or EVE, sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates, and is generally used in the context of economic capital discussed under "Economic Capital" in "Financial Condition - Capital" in this Management's Discussion and Analysis. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time horizons being modeled.
Key assumptions used in the models, described in more detail in each section below, along with changes in market conditions, are inherently uncertain. Actual results necessarily differ from model results as market conditions differ from assumptions. As such, management performs back-testing, stress testing, and model integrity analyses to validate that the modeled results produce predictive NIR-at-risk and EVE sensitivity estimates which can be used in the management of interest-rate risk. Primary factors affecting the actual results are changes in balance sheet size and mix; the timing, magnitude and frequency of changes in interest rates, including the slope and the relationship between the interest-rate level of U.S. dollar and non-U.S. dollar yield curves; changes in market conditions; and management actions taken in response to the preceding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

conditions.
Both NIR-at-risk and EVE sensitivity results are managed against ALCCO-approved limits and guidelines and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCCO. Our guidelines approved by ALCCO are in line with industry standards and are periodically examined by the Federal Reserve.
Based on our current balance sheet composition where fixed-rate assets exceed fixed-rate liabilities, reported results of NIR-at-risk could depict an increase in NIR from a rate increase while EVE presents a loss.  A change in this balance sheet profile may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (undiscounted) dollar net interest flows which are generated from the forecasted statement of condition over the next 12 months.  As rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR.  EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period-end balance sheet.  As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest-rate environment.
Although net interest revenue in both NIR-at-risk and EVE is higher in response to increased interest rates, the future principal flows on fixed-rate investments are discounted at higher rates for EVE, which results in lower asset values and a corresponding reduction or loss in EVE.  As noted above, NIR-at-risk does not analyze changes in the value of principal cash flows and therefore does not experience the same reduction experienced by EVE sensitivity associated with discounting principal cash flows at higher rates.

NET INTEREST REVENUE AT RISK
NIR-at-risk is designed to measure the potential impact of changes in market interest rates on NIR in the short term. The impact of changes in market rates on NIR is measured against a baseline NIR which encompasses management's expectations regarding the evolving balance sheet volumes and interest rates in the near-term. The goal is to achieve an acceptable level of NIR under various interest-rate environments. Assumptions regarding levels of client deposits and our ability to price these deposits under various rate environments have a significant impact on the results of the NIR simulations. Similarly, the timing of cash flows from our investment portfolio, especially option-embedded financial instruments like mortgage-backed securities, and our ability to replace these cash flows in line with management's expectations, can affect the results of NIR simulations.
The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100-basis-point shift to the bank's internal rate forecast. Estimated incremental exposures presented below are dependent on management's assumptions and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of interest-rate changes on State Street's financial performance.

	Estimated Exposure to Net Interest Revenue
(In millions)	September 30, 2012	December 31, 2011
Rate change:
+100 bps shock	$205	$235
–100 bps shock	(294)	(334)
+100 bps ramp	45	79
–100 bps ramp	(128)	(158)

As of September 30, 2012, NIR sensitivity to an upward-100-basis-point shock in market rates was slightly lower compared to December 31, 2011. A larger fixed-rate investment portfolio caused asset yields to respond more slowly, leading to a smaller benefit from rising rates compared to year-end. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in market rates as of September 30, 2012 was lower compared to December 31, 2011 due to the higher fixed-rate composition of the investment portfolio, which keeps NIR from going lower when rates fall relative to year-end. A downward-100-basis-point shock in market rates places pressure on NIR, as deposit rates quickly reach their implicit floors due to the exceptionally low interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment.

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
ECONOMIC VALUE OF EQUITY
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate ±200-basis-point rate shock compared to current rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's tier 1 and tier 2 risk-based capital to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a ±200-basis-point rate shock that is less than 20% of tier 1 and tier 2 risk-based capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit. Similar to NIR-at-risk measures, the timing of cash flows affects EVE, as changes in asset and liability values under different rate scenarios are dependent on when interest and principal payments are received. In contrast to NIR simulations, however, EVE sensitivity does not incorporate assumptions regarding reinvestment of these cash flows. In addition, our ability to price client deposits has a much smaller impact on EVE, as EVE sensitivity does not consider the ongoing benefit of investing client deposits.
The following table presents estimated EVE exposures, calculated as of the dates indicated, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years.

	Estimated Sensitivity of Economic Value of Equity
(In millions)	September 30, 2012	December 31, 2011
Rate change:
+200 bps shock	$(1,952)	$(1,936)
–200 bps shock	(48)	490

EVE exposure to an upward-200-basis-point shock as of September 30, 2012 was slightly higher compared to December 31, 2011, as a result of purchases of fixed-rate investment securities during the first nine months of 2012. The decrease in rates relative to year-end to historically low levels causes some market rates to move to zero before achieving a full 200-basis-point decline in a downward shock, and thus limits the potential positive EVE change, causing a lower benefit compared to December 31, 2011.

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
We also provide our clients with off-balance sheet liquidity and credit-enhancement facilities in the form of letters and lines of credit and standby bond-purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for probable credit losses related to certain of these off-balance sheet activities, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. Management reviews the appropriate level of this reserve on a regular basis.
Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as described in note 2 to the consolidated financial statements included in this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $305.72 billion as of September 30, 2012, compared to $302.34 billion as of December 31, 2011. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in its consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $317.15 billion and $312.60 billion as collateral for indemnified securities on loan as of September 30, 2012 and December 31, 2011, respectively.
The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $317.15 billion as of September 30, 2012 and $312.60 billion as of December 31, 2011 referenced above, $83.97 billion as of September 30, 2012 and $88.66 billion as of December 31, 2011 was invested in indemnified repurchase agreements. We or our agents held $88.90 billion and $93.04 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2012 and December 31, 2011, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis, which is required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2012, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2012.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2012, no changes occurred in State Street’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,100	$1,106	$3,264	$3,325
Management fees	251	229	733	715
Trading services	232	334	767	947
Securities finance	91	85	331	288
Processing fees and other	45	90	187	252
Total fee revenue	1,719	1,844	5,282	5,527
Net interest revenue:
Interest revenue	730	728	2,281	2,181
Interest expense	111	150	365	454
Net interest revenue	619	578	1,916	1,727
Gains (losses) related to investment securities, net:
Net gains from sales of investment securities	24	15	29	81
Losses from other-than-temporary impairment	(4)	(25)	(50)	(104)
Losses not related to credit	(2)	15	23	48
Gains (losses) related to investment securities, net	18	5	2	25
Total revenue	2,356	2,427	7,200	7,279
Provision for loan losses	—	—	(1)	1
Expenses:
Compensation and employee benefits	916	965	2,922	2,948
Information systems and communications	211	191	610	581
Transaction processing services	170	180	523	553
Occupancy	115	119	349	339
Claims resolution	(362)	—	(362)	—
Provisions for litigation exposure	60	—	82	—
Acquisition and restructuring costs	28	85	86	121
Professional services	89	83	266	249
Amortization of other intangible assets	46	50	145	149
Other	142	125	401	334
Total expenses	1,415	1,798	5,022	5,274
Income before income tax expense	941	629	2,179	2,004
Income tax expense	267	74	588	465
Net income	$674	$555	$1,591	$1,539
Net income available to common shareholders	$654	$543	$1,551	$1,511

Earnings per common share:
Basic	$1.39	$1.11	$3.23	$3.05
Diluted	1.36	1.10	3.19	3.03
Average common shares outstanding (in thousands):
Basic	472,355	490,840	479,536	495,015
Diluted	480,010	494,780	485,813	498,417
Cash dividends declared per common share	$.24	$.18	$.72	$.54

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2012	2011
Net income	$674	$555
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $26 and $31, respectively	172	(462)
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $326 and $75, respectively	543	91
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $(1) and $(69), respectively	(1)	(104)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $4 for 2012	7	—
Change in net unrealized losses on cash flow hedges, net of related taxes of $3 and $1, respectively	(5)	3
Change in minimum pension liability, net of related taxes of $(7) and $0, respectively	7	(3)
Other comprehensive income (loss)	723	(475)
Total comprehensive income	$1,397	$80

	Nine Months Ended September 30,
(In millions)	2012	2011
Net income	$1,591	$1,539
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of $60 and $(7), respectively	19	10
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $471 and $318, respectively	794	449
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $9 and $(63), respectively	14	(96)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $6 and $8, respectively	10	13
Change in net unrealized losses on cash flow hedges, net of related taxes of $4 and $2, respectively	(1)	6
Change in minimum pension liability, net of related taxes of $(6) and $23, respectively	9	(8)
Other comprehensive income	845	374
Total comprehensive income	$2,436	$1,913

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2012	December 31, 2011
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$6,432	$2,193
Interest-bearing deposits with banks	31,583	58,886
Securities purchased under resale agreements	8,264	7,045
Trading account assets	611	707
Investment securities available for sale	107,129	99,832
Investment securities held to maturity (fair value of $8,622 and $9,362)	8,360	9,321
Loans and leases (less allowance for losses of $22 and $22)	14,024	10,031
Premises and equipment (net of accumulated depreciation of $3,955 and $3,673)	1,720	1,747
Accrued income receivable	1,933	1,822
Goodwill	5,650	5,645
Other intangible assets	2,311	2,459
Other assets	16,505	17,139
Total assets	$204,522	$216,827

Liabilities:
Deposits:
Noninterest-bearing	$40,963	$59,229
Interest-bearing—U.S.	11,107	7,148
Interest-bearing—Non-U.S.	94,219	90,910
Total deposits	146,289	157,287
Securities sold under repurchase agreements	7,933	8,572
Federal funds purchased	169	656
Other short-term borrowings	5,181	4,766
Accrued expenses and other liabilities	17,783	18,017
Long-term debt	6,418	8,131
Total liabilities	183,773	197,429
Commitments and contingencies (note 6)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	488	—
Series A, 5,001 shares issued and outstanding	—	500
Common stock, $1 par, 750,000,000 shares authorized:
503,917,643 and 503,965,849 shares issued	504	504
Surplus	9,634	9,557
Retained earnings	11,392	10,176
Accumulated other comprehensive gain (loss)	186	(659)
Treasury stock, at cost, 35,090,753 and 16,541,985 shares held	(1,455)	(680)
Total shareholders’ equity	20,749	19,398
Total liabilities and shareholders’ equity	$204,522	$216,827

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2010		502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Net income					1,539				1,539
Other comprehensive income						374			374
Preferred stock issued	$500								500
Cash dividends declared:
Common stock—$.54 per share					(271)				(271)
Preferred stock					(13)				(13)
Common stock acquired							10,700	(450)	(450)
Common stock awards and options exercised, including related taxes of $(13)		1,937	2	183			(197)	10	195
Other				(11)			(4)	1	(10)
Balance at September 30, 2011	$500	504,001	$504	$9,528	$9,889	$(315)	10,919	$(455)	$19,651
Balance at December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					1,591				1,591
Other comprehensive income						845			845
Commitment to redeem preferred stock	(500)								(500)
Preferred stock issued	488								488
Cash dividends declared:
Common stock—$.72 per share					(346)				(346)
Preferred stock					(29)				(29)
Common stock acquired							22,496	(960)	(960)
Common stock awards and options exercised, including related taxes of $(8)		(48)	—	75			(3,938)	185	260
Other				2			(9)	—	2
Balance at September 30, 2012	$488	503,918	$504	$9,634	$11,392	$186	35,091	$(1,455)	$20,749

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2012	2011
Operating Activities:
Net income	$1,591	$1,539
Adjustments to reconcile net income to net cash used in operating activities:
Claims resolution	(362)	—
Deferred income tax benefit	(44)	(96)
Amortization of other intangible assets	145	149
Other non-cash adjustments for depreciation, amortization and accretion	279	116
Gains related to investment securities, net	(2)	(25)
Change in trading account assets, net	96	(1,297)
Change in accrued income receivable	(111)	(199)
Change in collateral deposits, net	(1,216)	(1,919)
Change in unrealized (gains) losses on foreign exchange derivatives, net	483	(169)
Change in other assets, net	26	(1,170)
Change in trading liabilities, net	—	785
Change in accrued expenses and other liabilities, net	(1,341)	2,183
Other, net	52	328
Net cash (used in) provided by operating activities	(404)	225
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	27,303	(14,250)
Net increase in securities purchased under resale agreements	(1,219)	(3,130)
Proceeds from sales of available-for-sale securities	4,209	11,056
Proceeds from maturities of available-for-sale securities	33,047	33,705
Purchases of available-for-sale securities	(42,152)	(58,901)
Proceeds from maturities of held-to-maturity securities	2,561	2,779
Purchases of held-to-maturity securities	(7)	(455)
Net increase in loans	(4,042)	(52)
Business acquisitions, net of cash acquired	—	(77)
Purchases of equity investments and other long-term assets	(69)	(69)
Purchases of premises and equipment	(254)	(209)
Other, net	105	280
Net cash (used in) provided by investing activities	19,482	(29,323)
Financing Activities:
Net increase in time deposits	2,143	566
Net increase (decrease) in all other deposits	(13,141)	36,087
Net decrease in short-term borrowings	(1,211)	(722)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,986
Payments for long-term debt and obligations under capital leases	(1,768)	(2,474)
Proceeds from issuance of preferred stock	488	500
Proceeds from exercises of common stock options	39	40
Purchases of common stock	(960)	(450)
Repurchases of common stock for employee tax withholding	(88)	(60)
Payments for cash dividends	(341)	(199)
Net cash (used in) provided by financing activities	(14,839)	35,274
Net increase	4,239	6,176
Cash and due from banks at beginning of period	2,193	3,311
Cash and due from banks at end of period	$6,432	$9,487
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
We have two lines of business:
Investment Servicing provides services for mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody, product- and participant-level accounting, daily pricing and administration; master trust and master custody; record-keeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair value measurements; interest revenue recognition and other-than-temporary impairment; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets, and the recognition of varying amounts of interest revenue from discount accretion related to certain investment securities.
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
Note 2.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$852	$19	$1	$870	$2,798	$39	$1	$2,836
Mortgage-backed securities	31,355	672	24	32,003	29,511	538	28	30,021
Asset-backed securities:
Student loans(1)	17,039	89	591	16,537	17,187	69	711	16,545
Credit cards	9,906	64	4	9,966	10,448	53	14	10,487
Sub-prime	1,618	3	242	1,379	1,849	2	447	1,404
Other	4,067	145	86	4,126	3,421	169	125	3,465
Total asset-backed securities	32,630	301	923	32,008	32,905	293	1,297	31,901
Non-U.S. debt securities:
Mortgage-backed securities	10,770	304	30	11,044	10,890	92	107	10,875
Asset-backed securities	5,896	28	4	5,920	4,318	2	17	4,303
Government securities	2,985	1	—	2,986	1,671	—	—	1,671
Other	3,955	80	1	4,034	2,797	41	13	2,825
Total non-U.S. debt securities	23,606	413	35	23,984	19,676	135	137	19,674
State and political subdivisions	7,127	258	81	7,304	6,924	244	121	7,047
Collateralized mortgage obligations	4,703	160	18	4,845	3,971	62	53	3,980
Other U.S. debt securities	4,861	251	8	5,104	3,471	159	15	3,615
U.S. equity securities	877	4	—	881	639	1	—	640
Non-U.S. equity securities	130	—	—	130	118	—	—	118
Total	$106,141	$2,078	$1,090	$107,129	$100,013	$1,471	$1,652	$99,832
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,500			$1,500
Mortgage-backed securities	180	$13		193	$265	$18		$283
Asset-backed securities	8	—		8	31	—	$2	29
Non-U.S. debt securities:
Mortgage-backed securities	3,409	71	$93	3,387	4,973	87	224	4,836
Asset-backed securities	441	14	2	453	436	16	3	449
Government securities	3	—	—	3	3	—	—	3
Other	165	—	3	162	172	—	17	155
Total non-U.S. debt securities	4,018	85	98	4,005	5,584	103	244	5,443
State and political subdivisions	80	2	—	82	107	3	—	110
Collateralized mortgage obligations	2,574	272	12	2,834	3,334	220	57	3,497
Total	$8,360	$372	$110	$8,622	$9,321	$344	$303	$9,362

(1)	Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

principal and accrued interest on the underlying loans.
Aggregate investment securities carried at $43.07 billion and $44.66 billion as of September 30, 2012 and December 31, 2011, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$140	$1	$140	$1
Mortgage-backed securities	$3,440	$21	570	3	4,010	24
Asset-backed securities:
Student loans	619	4	11,012	587	11,631	591
Credit cards	660	4	109	—	769	4
Sub-prime	—	—	1,341	242	1,341	242
Other	769	21	1,072	65	1,841	86
Total asset-backed securities	2,048	29	13,534	894	15,582	923
Non-U.S. debt securities:
Mortgage-backed securities	146	1	714	29	860	30
Asset-backed securities	467	1	65	3	532	4
Other	209	1	25	—	234	1
Total non-U.S. debt securities	822	3	804	32	1,626	35
State and political subdivisions	163	1	1,371	80	1,534	81
Collateralized mortgage obligations	245	2	633	16	878	18
Other U.S. debt securities	—	—	32	8	32	8
Total	$6,718	$56	$17,084	$1,034	$23,802	$1,090
Held to maturity:
Non-U.S. debt securities:
Mortgage-backed securities	$178	$2	$973	$91	$1,151	$93
Asset-backed securities	—	—	81	2	81	2
Other	—	—	151	3	151	3
Total non-U.S. debt securities	178	2	1,205	96	1,383	98
Collateralized mortgage obligations	—	—	155	12	155	12
Total	$178	$2	$1,360	$108	$1,538	$110

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,373	$1			$1,373	$1
Mortgage-backed securities	4,714	26	$370	$2	5,084	28
Asset-backed securities:
Student loans	2,642	23	10,706	688	13,348	711
Credit cards	2,581	6	1,461	8	4,042	14
Sub-prime	16	1	1,360	446	1,376	447
Other	1,482	19	1,122	106	2,604	125
Total asset-backed securities	6,721	49	14,649	1,248	21,370	1,297
Non-U.S. debt securities:
Mortgage-backed securities	6,069	55	1,151	52	7,220	107
Asset-backed securities	2,205	14	108	3	2,313	17
Other	1,543	13	—	—	1,543	13
Total non-U.S. debt securities	9,817	82	1,259	55	11,076	137
State and political subdivisions	171	3	1,446	118	1,617	121
Collateralized mortgage obligations	2,024	43	68	10	2,092	53
Other U.S. debt securities	220	2	57	13	277	15
Total	$25,040	$206	$17,849	$1,446	$42,889	$1,652
Held to maturity:
Asset-backed securities			$29	$2	$29	$2
Non-U.S. debt securities:
Mortgage-backed securities	$341	$6	1,382	218	1,723	224
Asset-backed securities	9	1	70	2	79	3
Other	—	—	138	17	138	17
Total non-U.S. debt securities	350	7	1,590	237	1,940	244
Collateralized mortgage obligations	649	32	231	25	880	57
Total	$999	$39	$1,850	$264	$2,849	$303

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of September 30, 2012:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations		$52	$60	$758
Mortgage-backed securities	$13	1,447	8,858	21,685
Asset-backed securities:
Student loans	316	6,573	6,261	3,387
Credit cards	986	6,432	2,548	—
Sub-prime	109	52	4	1,214
Other	76	2,268	1,479	303
Total asset-backed securities	1,487	15,325	10,292	4,904
Non-U.S. debt securities:
Mortgage-backed securities	159	4,602	523	5,760
Asset-backed securities	313	4,198	1,131	278
Government securities	1,726	1,260	—	—
Other	1,475	2,178	381	—
Total non-U.S. debt securities	3,673	12,238	2,035	6,038
State and political subdivisions	640	3,086	2,835	743
Collateralized mortgage obligations	151	2,412	1,064	1,218
Other U.S. debt securities	315	3,556	1,202	31
Total	$6,279	$38,116	$26,346	$35,377
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations				$1,500
Mortgage-backed securities		$43	$36	101
Asset-backed securities		—	—	8
Non-U.S. debt securities:
Mortgage-backed securities	$256	—	—	3,153
Asset-backed securities	75	320	46	—
Government securities	3	—	—	—
Other	—	154	—	11
Total non-U.S. debt securities	334	474	46	3,164
State and political subdivisions	50	30	—	—
Collateralized mortgage obligations	382	1,274	119	799
Total	$766	$1,821	$201	$5,572
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Gross realized gains from sales of available-for-sale securities	$24	$24	$75	$93
Gross realized losses from sales of available-for-sale securities (1)	—	(9)	(46)	(12)

Gross losses from other-than-temporary impairment	(4)	(25)	(50)	(104)
Losses not related to credit (2)	(2)	15	23	48
Net impairment losses	(6)	(10)	(27)	(56)
Gains (losses) related to investment securities, net	$18	$5	$2	$25

Impairment associated with expected credit losses	$(1)	$(7)	$(14)	$(36)
Impairment associated with management's intent to sell the impaired securities prior to their recovery in value	—	—	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(5)	(3)	(13)	(12)
Net impairment losses	$(6)	$(10)	$(27)	$(56)

(1)Loss for the nine months ended September 30, 2012 resulted from the sale of all of our Greek securities in the three months ended June 30, 2012, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' published credit ratings.
(2) Amount for the three months ended September 30, 2012 represented reversals of other-than-temporary impairment, or OTTI, not related to credit, previously recorded and recognized as a component of other comprehensive income, or OCI, which exceeded OTTI related to credit for the current period.
The following table presents activity with respect to net impairment losses related to credit for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2012	2011
Beginning balance	$113	$63
Plus losses for which other-than-temporary impairment was not previously recognized	2	9
Plus losses for which other-than-temporary impairment was previously recognized	25	39
Less previously recognized losses related to securities sold	(21)	(13)
Less losses related to securities intended or required to be sold	—	(2)
Ending balance	$119	$96
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
 Our review of impaired securities generally includes:

•
the identification and evaluation of securities that have indications of potential other-than-temporary impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectibility of those future cash flows, including information about past events, current conditions and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for mortgage- and asset-backed securities;

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
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of the evaluation for other-than-temporary impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery to its amortized cost basis.
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2012.
U.S. Non-Agency Residential Mortgage-Backed Securities
For U.S. non-agency residential mortgage-backed securities, other-than-temporary impairment related to credit is assessed using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
We recorded other-than-temporary impairment of $1 million and $8 million in our consolidated statement of income in the three and nine months ended September 30, 2012, respectively, all associated with expected credit losses, primarily as a result of rising delinquencies and loss severities for certain securities, as well as management's continued expectation of a slow U.S. national housing market. Such losses were $7 million and $36 million, all associated with expected credit losses, in the three and nine months ended September 30, 2011, respectively.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are not exposed to traditional consumer credit risk. Our total exposure to private student loan-backed securities was less than $1 billion as of September 30, 2012; our evaluation of impairment considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Netherlands securities collateralized by residential mortgages. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.
During the three months ended September 30, 2012, we recorded other-than-temporary impairment of $5 million, substantially related to non-U.S. mortgage-backed securities, due to adverse changes in the timing of expected future cash flows from the securities. During the nine months ended September 30, 2012, we recorded other-than-temporary impairment $19 million, substantially related to non-U.S. mortgage-backed securities, of which $6 million was associated with expected credit losses and $13 million was associated with adverse changes in the timing of expected future cash flows from the securities. During the three and nine months ended September 30, 2011, we recorded other-than-temporary impairment of $3 million and $12 million, respectively, substantially related to non-U.S. mortgage-backed securities, all associated with adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $693 million as of September 30, 2012. We had no direct sovereign debt exposure to any of these countries as of that date, but we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $267 million in Spain, $238 million in Italy, $110 million in Ireland and $78 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $43 million as of September 30, 2012. We recorded no other-than-temporary impairment on these securities in the three months ended September 30, 2012. We recorded $6 million of other-than-temporary impairment on these securities in the nine months ended September 30, 2012, all in the three months ended June 30, 2012, associated with expected credit losses. We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2011. We had no such exposure to Greece as of September 30, 2012.
Our evaluation of potential other-than-temporary impairment of these securities assumes a negative baseline macroeconomic environment for this region, due to the continued sovereign debt crisis, and the combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines of between 9% and 20% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
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
*****
The estimates, assumptions and other risk factors utilized in our evaluation of impairment as described above are used by management to identify securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more severe assumptions to further evaluate the sensitivity of losses relative to the above-described factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of point estimates for prepayment speeds and housing prices that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security.
In the aggregate, we recorded credit-related other-than-temporary impairment of $6 million and $27 million during the three and nine months ended September 30, 2012, respectively, compared to $10 million and $56 million during the three and nine months ended September 30, 2011, respectively. Of the $6 million and $27 million recorded during the three and nine

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

months ended September 30, 2012, $1 million and $14 million, respectively, related to expected credit losses, and $5 million and $13 million, respectively, resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $10 million and $56 million recorded in the three and nine months ended September 30, 2011, respectively, $7 million and $36 million, respectively, related to expected credit losses, $8 million in the nine months ended September 30, 2011 resulted from changes in management's intent to sell the impaired securities prior to their recovery in value, and $3 million and $12 million, respectively, resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded during the three and nine months ended September 30, 2012, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.2 billion related to 1,164 securities as of September 30, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities.

Note 3.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Institutional:
Investment funds:
U.S.	$9,583	$5,592
Non-U.S.	1,129	796
Commercial and financial:
U.S.	648	563
Non-U.S.	597	453
Purchased receivables:
U.S.	319	563
Non-U.S.	173	372
Lease financing:
U.S.	381	397
Non-U.S.	798	857
Total institutional	13,628	9,593
Commercial real estate:
U.S.	418	460
Total loans and leases	14,046	10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$14,024	$10,031
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes of the institutional segment were $4.96 billion and $2.17 billion as of September 30, 2012 and December 31, 2011, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
September 30, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$10,374	$1,004	$492	$1,104			$29	$13,003
Speculative	338	241	—	75	$379	$—	5	1,038
Doubtful	—	—	—	—	—	5	—	5
Total	$10,712	$1,245	$492	$1,179	$379	$5	$34	$14,046

	Institutional				Commercial Real Estate
December 31, 2011	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$6,341	$592	$935	$1,194	$1	$3	$36	$9,102
Speculative	47	424	—	60	379	31	5	946
Doubtful	—	—	—	—	—	5	—	5
Total	$6,388	$1,016	$935	$1,254	$380	$39	$41	$10,053
Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of September 30, 2012. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	Institutional		Commercial Real Estate		Total Loans and Leases
(In millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Loans and leases:
Individually evaluated for impairment	$172	$56	$413	$421	$585	$477
Collectively evaluated for impairment	13,456	9,537	—	—	13,456	9,537
Loans acquired with deteriorated credit quality	—	—	5	39	5	39
Total	$13,628	$9,593	$418	$460	$14,046	$10,053
As of both September 30, 2012 and December 31, 2011, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	September 30, 2012			December 31, 2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$199	$226		$199	$227
CRE—property development—acquired credit-impaired	—	34		—	34
CRE—other—acquired credit-impaired	5	66		8	69
With an allowance recorded:
CRE—other—acquired credit-impaired	—	—		31	37
Total CRE	$204	$326	—	$238	$367	—

(1)	As of both September 30, 2012 and December 31, 2011, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

	Average Recorded Investment		Interest Revenue Recognized		Average Recorded Investment		Interest Revenue Recognized
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
With no related allowance recorded:
CRE—property development	$199	$274	$4	$4	$199	$280	$12	$12
CRE—property development—acquired credit-impaired	—	—	—	—	—	6	—	—
CRE—other—acquired credit-impaired	5	23	—	—	17	46	—	—
CRE—other	—	3	—	—	—	7	—	1
With an allowance recorded:
CRE—other—acquired credit-impaired	—	31	—	—	—	31	—	1
CRE—other	—	7	—	—	—	7	—	—
Total CRE	$204	$338	$4	$4	$216	$377	$12	$14
As of both September 30, 2012 and December 31, 2011, we held an aggregate of approximately $199 million of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the nine months ended September 30, 2012 and all of 2011, no loans were modified in troubled debt restructurings.
No institutional loans or leases were 90 days or more contractually past due as of September 30, 2012 or December 31, 2011. Although a portion of the CRE loans was 90 days or more contractually past due as of September 30, 2012 and December 31, 2011, we do not report them as past-due loans, pursuant to GAAP that governs the accounting for acquired credit-impaired loans.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2012			2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22		$22	$22	$32	$54
Charge-offs	—		—	—	(32)	(32)
Provisions	—		—	—	—	—
Recoveries	—		—	—	—	—
Ending balance	$22	—	$22	$22	$—	$22

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2012			2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22		$22	$31	$69	$100
Charge-offs	—		—	—	(79)	(79)
Provisions	—	$(1)	(1)	(9)	10	1
Recoveries	—	1	1	—	—	—
Ending balance	$22	$—	$22	$22	$—	$22

Note 4.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Nine Months Ended September 30,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,610	$35	$5,645	$5,591	$6	$5,597
Acquisitions	—	—	—	1	32	33
Foreign currency translation, net	5	—	5	11	(2)	9
Ending balance	$5,615	$35	$5,650	$5,603	$36	$5,639

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Nine Months Ended September 30,
	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,408	$51	$2,459	$2,559	$34	$2,593
Acquisitions	—	—	—	—	28	28
Amortization	(143)	(2)	(145)	(142)	(7)	(149)
Foreign currency translation, net	(3)	—	(3)	14	(2)	12
Other	—	—	—	—	2	2
Ending balance	$2,262	$49	$2,311	$2,431	$55	$2,486

The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of the dates indicated:

	September 30, 2012			December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,373	$(710)	$1,663	$2,369	$(641)	$1,728
Core deposits	701	(178)	523	702	(117)	585
Other	226	(101)	125	233	(87)	146
Total	$3,300	$(989)	$2,311	$3,304	$(845)	$2,459

Note 5.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Collateral deposits, net	$8,020	$6,688
Unrealized gains on derivative financial instruments, net	3,435	6,366
Accounts receivable	1,406	431
Investments in joint ventures and other unconsolidated entities	1,203	1,060
Receivable for securities settlement	525	20
Deferred tax assets, net of valuation allowance	379	395
Prepaid expenses	374	308
Deposits with clearing organizations	196	222
Receivable for securities sold	151	11
Non-cash collateral deposits	49	110
Income taxes receivable	28	989
Other(1)	739	539
Total	$16,505	$17,139

(1)	Included other real estate owned of approximately $76 million and $75 million, respectively.
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Aggregate fair value of indemnified securities financing	$305,721	$302,342
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	317,151	312,598
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	83,973	88,656
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	88,897	93,039
In certain cases, we participate in securities lending transactions as principal, rather than as agent. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received associated with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2012 and December 31, 2011, we had approximately $8.7 billion and $5.21 billion, respectively, of collateral provided and approximately $7.05 billion and $4.59 billion, respectively, of collateral received in connection with our principal securities lending transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Legal Proceedings
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending proceeding will have a material adverse effect on our consolidated financial condition or cash flows, although the outcome of certain of the matters described below may have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required. To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established reserves with respect to the claims discussed and do not believe that potential exposure, if any, as to any matters discussed can be reasonably estimated.
SSgA
There are two pending lawsuits by individual investors in the active fixed-income strategies that were the subject of our 2010 regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State. The plaintiffs in these lawsuits seek damages in excess of the payments received in connection with that regulatory settlement plus related costs, including pre-judgment interest and attorneys' fees. One of these lawsuits was filed by Prudential Retirement Insurance and Annuity Co. in 2007 in New York federal court. On February 3, 2012, the Court issued a ruling finding that Prudential is entitled to a payment from State Street, after adjustment for the compensation received in the regulatory settlement, in the amount of approximately $28 million. This award may ultimately be increased if the Court awards Prudential interest and costs. We intend to appeal the Court's February 3, 2012 ruling. The timing of the remaining phases of further trial proceedings or of any appeal cannot currently be determined. The other lawsuit is pending in Texas federal court. The plaintiff in that case seeks punitive damages.
We estimate that our exposure in the two pending lawsuits may be, in the aggregate, in a range from $0 to approximately $80 million. This estimated exposure range includes estimated pre-judgment interest and attorneys' fees, if awarded. The estimated exposure range does not include any potential awards of claimed punitive damages, which cannot be reasonably estimated. The actual amount, if any, of our ultimate aggregate liability in these lawsuits may be more or less than the top of the estimated range. We have established reserves of $60 million in connection with these matters.
We are currently defending a putative ERISA class action by investors in unregistered SSgA-managed collective trust funds which challenges the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in the SSgA lending funds between April 2004 and the present. We intend to appeal this decision.
As previously reported, we managed, through SSgA, four common trust funds for which, in our capacity as manager and trustee, we appointed various Lehman entities as prime broker. Some clients who invested in the funds managed by us brought litigation against us seeking compensation and additional damages, including double or treble damages, for their alleged losses in connection with our prime brokerage arrangements with Lehman's entities. A total of seven clients were invested in such funds, of which one currently has a suit pending against us in Nova Scotia. We have entered into settlements with five clients. As of September 15, 2008, the two clients with whom we have not entered into settlement agreements had approximately $48 million invested in the funds at issue. We have not established a reserve with respect to either of the unsettled claims.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind in or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

million, and if such securities were still held by the participants on such date, the difference would have been approximately $13 million as of September 30, 2012. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have established a reserve of $10 million in connection with this matter.
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
We offer indirect foreign exchange services such as those we offer to the California pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty. Two other putative class actions are currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street from 1998 onward. The complaints allege that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange transactions with State Street. The complaints seek unspecified damages, disgorgement of profits, and other equitable relief.
We have not established a reserve with respect to any of the pending legal proceedings relating to our indirect foreign exchange services. There can be no assurance as to the outcome of the pending proceedings in California or Massachusetts, or whether other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services. Our total revenue worldwide from such services was approximately $196 million for the nine months ended September 30, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Lehman Entities
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman Brothers entities.  The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements.  During the three months ended September 30, 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million.  In the three months ended June 30, 2012, we received an initial distribution on this amount.
During the three months ended September 30, 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements.  This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our final resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income in the three months ended September 30, 2012. Both certified claims retained as part of the settlement agreements were sold in October 2012 at their respective fair values, resulting in an additional gain of approximately $10 million, which will be recorded in our consolidated statement of income in the three months ended December 31, 2012.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege claims for breach of contract, breach of implied in fact contract, gross negligence, negligence, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, aiding and abetting fraud and violation of Massachusetts consumer protection statutes in connection with certain assets managed by TAG and custodied with State Street. The complaints include a putative class action, which alleges that the class has suffered tens of millions of dollars in damages, and six individual complaints, which seek unspecified damages.

Tax Contingencies
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions.
Unrecognized tax benefits as of September 30, 2012 totaled approximately $94 million, compared to approximately $125 million as of December 31, 2011. Substantially all of the decline was associated with the impact of our previously reported agreement with the Internal Revenue Service, or IRS, to close their review of the tax years 2000 - 2006.
The IRS is currently reviewing our U.S. income tax returns for the tax years 2007 - 2009. Management believes that we have sufficiently accrued liabilities as of September 30, 2012 for tax exposures, including, but not limited to, exposures related to the IRS's review of the tax years 2007 - 2009.
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
As of September 30, 2012 and December 31, 2011, the aggregate notional amount of the contingencies associated with these products, which are individually accounted for as derivative financial instruments, totaled $35.83 billion and $40.96 billion, respectively. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 10. As of September 30, 2012, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future that we would consider material to our consolidated financial condition is remote.
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
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of September 30, 2012 and December 31, 2011, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.72 billion and $2.81 billion, respectively, and other short-term borrowings of $2.18 billion and $2.29 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 7.1 years as of September 30, 2012, compared to approximately 7.4 years as of December 31, 2011.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.22 billion and $669 million, respectively, as of September 30, 2012, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Collateralized Debt Obligations
We serve as collateral manager for a series of collateralized debt obligations, or CDOs. A CDO is a structured investment vehicle which purchases a portfolio of assets funded through the issuance of several classes of debt and equity, the repayment of and return on which are linked to the performance of the underlying assets. We have determined that we are not the primary beneficiary of these VIEs, and we do not record them in our consolidated financial statements. As of both September 30, 2012 and December 31, 2011, the aggregate notional amount of these CDOs was $400 million. As of September 30, 2012 and December 31, 2011, the carrying amount of the underlying collateral was $123 million and $166 million, respectively. We have not acquired or transferred any investment securities to a CDO since 2005.
Note 8.    Shareholders’ Equity
On August 21, 2012, we issued and sold 20,000,000 depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Dividends on shares of the Series C preferred stock are not mandatory and are non-cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at an annual rate of 5.25%. If we issue additional shares of Series C preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on the Series C preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including federal regulatory capital guidelines. During the third quarter of 2012, we declared a dividend of approximately $8 million on the Series C preferred stock.
On September 15, 2017, or any dividend payment date thereafter, the Series C preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series C preferred stock and corresponding depositary shares may be redeemed at our option, in whole or in part, prior to September 15, 2017, upon the occurrence of a regulatory capital treatment event, as defined, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
On September 4, 2012, we submitted a notice to State Street Capital Trust III for the redemption of all 5,001 outstanding shares of our non-cumulative perpetual preferred stock, Series A, liquidation preference of $100,000 per share. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. On October 4, 2012, we redeemed all of the outstanding shares of Series A preferred stock for a redemption price equal to $100,000 per share, or approximately $500 million. At the time of redemption, we also paid declared but unpaid dividends on the Series A preferred stock. Together with other Series A preferred dividends declared and paid in the third quarter of 2012, these dividends totaled $7 million. As of September 30, 2012, as a result of the redemption notice, the $500 million redemption liability was reclassified from shareholders' equity to other short-term borrowings in our consolidated statement of condition.
In March 2012, our Board of Directors approved a new program authorizing the purchase by us of up to $1.8 billion of our common stock through March 31, 2013. During the three months ended September 30, 2012, we purchased approximately 11.4 million shares of our common stock at an average and aggregate cost of approximately $42.11 and $480 million, respectively. During the nine months ended September 30, 2012, we purchased approximately 22.5 million shares of our common stock at an average and aggregate cost of approximately $42.68 and $960 million, respectively. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
The following table presents the after-tax components of accumulated other comprehensive loss as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011
Foreign currency translation	$19
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	$(14)

Net unrealized gains on available-for-sale securities portfolio	823	110
Net unrealized losses related to reclassified available-for-sale securities	(120)	(189)
Net unrealized gains (losses) on available-for-sale securities	703	(79)

Net unrealized losses on available-for-sale securities designated in fair value hedges	(196)	(210)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	(5)	(17)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(76)	(86)
Net unrealized losses on cash flow hedges	(6)	(5)
Minimum pension liability	(239)	(248)
Total	$186	$(659)
In the nine months ended September 30, 2012, we realized net gains of $29 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in OCI as of December 31, 2011, net of deferred taxes of $9 million, related to these sales.
In the nine months ended September 30, 2011, we realized net gains of $81 million from sales of available-for-sale

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

securities. Unrealized pre-tax gains of $65 million were included in OCI as of December 31, 2010, net of deferred taxes of $26 million, related to these sales.

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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the three and nine months ended September 30, 2012 and 2011.
Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the financial asset or liability, and are based on the best available

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. As of September 30, 2012, on a gross basis, we categorized in level 3 approximately 6% and 2% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally developed pricing model inputs composed approximately 95% and 5%, respectively, of the total fair value of the investment securities categorized in level 3 as of September 30, 2012.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the nine months ended September 30, 2012 or the year ended December 31, 2011.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	366				366
Other	72	$153			225
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	867			870
Mortgage-backed securities	—	31,097	$906		32,003
Asset-backed securities:
Student loans	—	16,059	478		16,537
Credit cards	—	9,728	238		9,966
Sub-prime	—	1,379	—		1,379
Other	—	666	3,460		4,126
Total asset-backed securities	—	27,832	4,176		32,008
Non-U.S. debt securities:
Mortgage-backed securities	—	10,759	285		11,044
Asset-backed securities	—	5,243	677		5,920
Government securities	—	2,986	—		2,986
Other	—	3,840	194		4,034
Total non-U.S. debt securities	—	22,828	1,156		23,984
State and political subdivisions	—	7,256	48		7,304
Collateralized mortgage obligations	—	4,721	124		4,845
Other U.S. debt securities	—	5,095	9		5,104
U.S. equity securities	—	881	—		881
Non-U.S. equity securities	—	130	—		130
Total investment securities available for sale	3	100,707	6,419		107,129
Other assets:
Derivative instruments:
Foreign exchange contracts	—	6,646	99
Interest-rate contracts	—	186	—
Total derivative instruments	—	6,832	99	$(3,496)	3,435
Other	49	2	—	—	51
Total assets carried at fair value	$510	$107,694	$6,518	$(3,496)	$111,226
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$6,351	$100
Interest-rate contracts		301	—
Other		—	9
Total derivative instruments		6,652	109	$(2,947)	$3,814
Other	$49	—	—	—	49
Total liabilities carried at fair value	$49	$6,652	$109	$(2,947)	$3,863

(1)
Represents counterparty netting against level 2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $854 million and $367 million, respectively, for cash collateral received from and deposited with derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and nine months ended September 30, 2012 and 2011, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During both the three and nine months ended September 30, 2012 and 2011, transfers out of level 3 were substantially related to certain mortgage- and asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2012
	Fair Value at June 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$933				$3				$(30)	$906
Asset-backed securities:
Student loans	484			$1	5				(12)	478
Credit cards	274		$(36)	1	(1)				—	238
Other	3,094	$12	(11)	10	14	$608			(267)	3,460
Total asset-backed securities	3,852	12	(47)	12	18	608			(279)	4,176
Non-U.S. debt securities:
Mortgage-backed securities	273	—	(147)	—	—	156			3	285
Asset-backed securities	1,362	—	(676)	1	4	—			(14)	677
Other	1	—	—	—	—	193			—	194
Total non-U.S. debt securities	1,636	—	(823)	1	4	349			(11)	1,156
State and political subdivisions	49	—	—	—	(1)	—			—	48
Collateralized mortgage obligations	301	—	(123)	168	1	—		$(45)	(178)	124
Other U.S. debt securities	—	9	—	—	—	—		—	—	9
Total investment securities available for sale	6,771	21	(993)	181	25	957		(45)	(498)	6,419
Other assets:
Derivative instruments, foreign exchange contracts	160	—	—	(69)	—	75		—	(67)	99	$(47)
Total assets carried at fair value	$6,931	$21	$(993)	$112	$25	$1,032	—	$(45)	$(565)	$6,518	$(47)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2012
	Fair Value at June 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$157			$(58)			$76		$(75)	$100	$(43)
Other	9			—			—		—	9	—
Total derivative instruments	166			(58)			76		(75)	109	(43)
Total liabilities carried at fair value	$166	—	—	$(58)	—	—	$76	—	$(75)	$109	$(43)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2012
(in millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$1,189	$50	$(251)		$3				$(85)	$906
Asset-backed securities:
Student loans	860	—	(341)	$2	(5)				(38)	478
Credit cards	91	21	(36)	4	(5)	$224		$(61)	—	238
Other	2,798	12	(11)	31	39	1,177		(12)	(574)	3,460
Total asset-backed securities	3,749	33	(388)	37	29	1,401		(73)	(612)	4,176
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,642)	—	3	463		—	4	285
Asset-backed securities	1,768	—	(2,243)	1	4	1,206		—	(59)	677
Other	71	—	(372)	—	(3)	500		—	(2)	194
Total Non-U.S. debt securities	3,296	—	(4,257)	1	4	2,169		—	(57)	1,156
State and political subdivisions	50	—	—	—	—	—		—	(2)	48
Collateralized mortgage obligations	227	44	(314)	369	1	283		(45)	(441)	124
Other U.S. debt securities	2	9	—	—	—	—		—	(2)	9
Total investment securities available for sale	8,513	136	(5,210)	407	37	3,853		(118)	(1,199)	6,419
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(127)	—	162		—	(104)	99	$(71)
Interest-rate contracts	10	—	—	(10)	—	—		—	—	—	—
Total derivative instruments	178	—	—	(137)	—	162		—	(104)	99	(71)
Total assets carried at fair value	$8,691	$136	$(5,210)	$270	$37	$4,015	—	$(118)	$(1,303)	$6,518	$(71)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2012
	Fair Value at December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(131)			$162		$(92)	$100	$(70)
Interest-rate contracts	11			(11)			—		—	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(142)			162		(92)	109	(70)
Other	20			—			—		(20)	—	—
Total liabilities carried at fair value	$201	—	—	$(142)	—	—	$162	—	$(112)	$109	$(70)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2011
	Fair Value at June 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$17		$(17)			$22				$22
Mortgage-backed securities	932				$2	590			$(25)	1,499
Asset-backed securities:
Student loans	1,289		$(379)	$(1)	(6)	—			46	949
Credit cards	79		(20)	2	—	250			—	311
Other	2,530		—	5	(34)	267		$(37)	2	2,733
Total asset-backed securities	3,898		(399)	6	(40)	517		(37)	48	3,993
Non-U.S. debt securities:
Mortgage-backed securities	361		(36)	—	(1)	608		—	(2)	930
Asset-backed securities	1,749		(573)	—	(3)	286		(3)	(50)	1,406
Other	6		—	—	—	—		—	—	6
Total non-U.S. debt securities	2,116		(609)	—	(4)	894		(3)	(52)	2,342
State and political subdivisions	54		(2)	—	(1)	—		—	—	51
Collateralized mortgage obligations	173		(31)	31	(1)	216		—	(38)	350
Other U.S. debt securities	2		—	—	—	—		—	—	2
Total investment securities available for sale	7,192		(1,058)	37	(44)	2,239		(40)	(67)	8,259
Other assets:
Derivative instruments:
Foreign exchange contracts	201		—	54	—	173			(117)	311	$59
Interest-rate contracts	8		—	—	—	4		(1)	—	11	2
Total derivative instruments	209		—	54	—	177		(1)	(117)	322	61
Total assets carried at fair value	$7,401	—	$(1,058)	$91	$(44)	$2,416	—	$(41)	$(184)	$8,581	$61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2011
	Fair Value at June 30, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$203			$42			$170		$(117)	$298	$51
Interest-rate contracts	16			—		$(1)	15	$(16)	—	14	10
Other	9			—		—	—	—	—	9	—
Total derivative instruments	228			42		(1)	185	(16)	(117)	321	61
Other	11									11
Total liabilities carried at fair value	$239	—	—	$42	—	$(1)	$185	$(16)	$(117)	$332	$61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$(17)			$39				$22
Mortgage-backed securities	$673		(404)		$3	1,289			$(62)	1,499
Asset-backed securities:
Student loans	1,234		(720)	$2	(6)	421			18	949
Credit cards	43		(35)	3	(2)	301			1	311
Other	2,000	$114	(135)	22	14	837		$(37)	(82)	2,733
Total asset-backed securities	3,277	114	(890)	27	6	1,559		(37)	(63)	3,993
Non-U.S. debt securities:
Mortgage-backed securities	396	—	(739)	—	—	1,261		—	12	930
Asset-backed securities	740	—	(693)	1	8	1,538		(3)	(185)	1,406
Government securities	1	—	—	—	—	—		—	(1)	—
Other	8	—	—	—	—	—		—	(2)	6
Total non-U.S. debt securities	1,145	—	(1,432)	1	8	2,799		(3)	(176)	2,342
State and political subdivisions	50	1	(3)	—	—	3			—	51
Collateralized mortgage obligations	359	—	(359)	363	(2)	381			(392)	350
Other U.S. debt securities	3	—	—	—	—	—			(1)	2
Total investment securities available for sale	5,507	115	(3,105)	391	15	6,070		(40)	(694)	8,259
Other assets:
Derivative instruments:
Foreign exchange contracts	254	—	—	(15)	—	256		—	(184)	311	$40
Interest-rate contracts	—	—	—	5	—	10		(4)	—	11	9
Total derivative instruments	254	—	—	(10)	—	266		(4)	(184)	322	49
Total assets carried at fair value	$5,761	$115	$(3,105)	$381	$15	$6,336	—	$(44)	$(878)	$8,581	$49

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2011
	Fair Value at December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value at September 30, 2011	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at September 30, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260			$(21)			$247		$(188)	$298	$32
Interest-rate contracts	—			10		$(5)	29	$(20)	—	14	10
Other	9			—		—	—	—	—	9	—
Total derivative instruments	269			(11)		(5)	276	(20)	(188)	321	42
Other	—			—		—	11	—	—	11
Total liabilities carried at fair value	$269	—	—	$(11)	—	$(5)	$287	$(20)	$(188)	$332	$42

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Trading services	$(11)	$12	(4)		$5	$1	$(1)	$7
Total fee revenue	(11)	12	(4)		5	1	(1)	7
Net interest revenue	181	37			407	391	—	—
Total revenue	$170	$49	(4)	—	$412	$392	$(1)	$7

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

	Quantitative Information about Level-3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Input	Weighted-Average
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$12	Discounted cash flows	Credit spread	6.7%
Asset-backed securities, credit cards	138	Discounted cash flows	Credit spread	3.0%
Asset-backed securities, other	101	Discounted cash flows	Credit spread	2.0%
State and political subdivisions	48	Discounted cash flows	Credit spread	1.9%
Derivative instruments, foreign exchange contracts	99	Option model	Volatility	9.3%
Total	$398

Liabilities:
Derivative instruments, foreign exchange contracts	$100	Option model	Volatility	9.3%
Derivative instruments, other	9	Discounted cash flows	Participant redemptions	5.9%
Total	$109

The following table presents information with respect to the composition of our level-3 financial assets and liabilities by availability of significant unobservable inputs as of September 30, 2012:

	Fair Value at September 30, 2012
(In millions)	Significant Unobservable Inputs Readily Available to State Street (1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available (2)	Total Assets and Liabilities with Significant Unobservable Inputs
Assets:
Mortgage-backed securities		$906	$906
Asset-backed securities, student loans	$12	466	478
Asset-backed securities, credit cards	138	100	238
Asset-backed securities, other	101	3,359	3,460
Non-U.S. debt securities, mortgage-backed securities	—	285	285
Non-U.S. debt securities, asset-backed securities	—	677	677
Non-U.S. debt securities, other	—	194	194
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	124	124
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	99	—	99
Total	$398	$6,120	$6,518

Liabilities:
Derivative instruments, foreign exchange contracts	$100		$100
Derivative instruments, other	9		9
Total	$109	—	$109

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
For recurring level-3 fair value measurements for which significant unobservable inputs are readily available to State Street as of September 30, 2012, the sensitivity of the fair value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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
The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy as of September 30, 2012.

			Fair Value Hierarchy
(In millions)	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
Financial Assets:
Cash and due from banks	$6,432	$6,432	$6,432
Interest-bearing deposits with banks	31,583	31,583		$31,583
Securities purchased under resale agreements	8,264	8,264	—	8,264
Investment securities held to maturity	8,360	8,622	—	8,622
Loans (excluding leases)	12,845	12,858	—	11,878	$980
Financial Liabilities:
Deposits:
Noninterest-bearing	40,963	40,963	—	40,963	—
Interest-bearing-U.S.	11,107	11,107	—	11,107	—
Interest-bearing-non-U.S.	94,219	94,219	—	94,219	—
Securities sold under repurchase agreements	7,933	7,933	—	7,933	—
Federal funds purchased	169	169	—	169	—
Other short-term borrowings	5,181	5,181	—	5,181	—
Long-term debt	6,418	6,700	—	5,808	892
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a comprehensive review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Collateral received and collateral provided in connection with derivative financial instruments are recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of both September 30, 2012 and December 31, 2011, we had recorded approximately $1.15 billion of cash collateral received and approximately $1.17 billion and $1.48 billion, respectively, of cash collateral provided in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2012 totaled approximately $641 million, against which we had posted aggregate collateral of approximately $188 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2012 was approximately $453 million. Such accelerated settlement would not affect our consolidated results of operations.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivatives Designated as Hedging Instruments
In connection with our asset and liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 7.1 years as of September 30, 2012, compared to 7.4 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale securities from a floating rate to a fixed rate. The securities hedged have a weighted-average life of approximately 2.0 years as of September 30, 2012, compared to 2.8 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturities, repricing and other characteristics. The interest-rate swap contracts convert the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in the benchmark interest rate.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset and liability management activities as of the dates indicated:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$1,668	$238,008
Options and caps purchased	80	1,431
Options and caps written	80	1,324
Futures	5,890	66,620
Foreign exchange contracts:
Forward, swap and spot	949,752	1,033,045
Options purchased	11,827	11,215
Options written	11,235	12,342
Credit derivative contracts:
Credit default swap agreements	28	105
Other:
Stable value contracts	35,825	40,963
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	3,784	3,872
Foreign exchange contracts:
Forward and swap	3,463	2,613
In connection with our asset and liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	September 30, 2012			December 31, 2011
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,205	$129	$1,334	$1,298	$124	$1,422
Long-term debt(1)	2,450	—	2,450	2,450	—	2,450
Total	$3,655	$129	$3,784	$3,748	$124	$3,872

(1)
As of September 30, 2012 and December 31, 2011, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $190 million and $140 million, respectively.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	4.13%	3.20%	3.58%	3.17%
	Nine Months Ended September 30,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	4.01%	3.20%	3.56%	3.17%

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 9.

	Asset Derivatives		Liability Derivatives
	September 30, 2012		September 30, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$6,738	Other liabilities	$6,444
Interest-rate contracts	Other assets	5	Other liabilities	1
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$6,743		$6,454
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$181	Other liabilities	$300
Foreign exchange contracts	Other assets	7	Other liabilities	7
Total		$188		$307

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$12,210	Other liabilities	$12,315
Interest-rate contracts	Other assets	1,682	Other liabilities	1,688
Other derivative contracts	Other assets	1	Other liabilities	10
Total		$13,893		$14,013
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$123	Other liabilities	$293
Foreign exchange contracts	Other assets	3	Other liabilities	37
Total		$126		$330

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30		Nine Months Ended September 30,
(In millions)		2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$113	$170	$459	$526
Foreign exchange contracts	Processing fees and other revenue	1	5	(2)	6
Interest-rate contracts	Trading services revenue	1	43	(87)	(4)
Interest-rate contracts	Processing fees and other revenue	—	—	2	—
Total		$115	$218	$372	$528

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
(In millions)		September 30, 2012	September 30, 2012			September 30, 2012	September 30, 2012
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$26	$30	Investment securities	Processing fees and other revenue	$(26)	$(30)
Interest-rate contracts	Processing fees and other revenue	22	62	Long-term debt	Processing fees and other revenue	(21)	(58)
Interest-rate contracts	Processing fees and other revenue	(1)	(7)	Available-for-sale securities	Processing fees and other revenue	1	3
Total		$47	$85			$(46)	$(85)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
(In millions)		September 30, 2011	September 30, 2011			September 30, 2011	September 30, 2011
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(306)	$(306)	Investment securities	Processing fees and other revenue	$306	$306
Interest-rate contracts	Processing fees and other revenue	(171)	(161)	Available- for-sale securities	Processing fees and other revenue	172	158
Interest-rate contacts	Processing fees and other revenue	44	60	Long-term debt	Processing fees and other revenue	(42)	(56)
Total		$(433)	$(407)			$436	$408

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2012		September 30, 2012	September 30, 2012		September 30, 2012	September 30, 2012
Derivatives designated as cash flow hedges:
Interest-rate contracts		$3	Net interest revenue	$(1)	$(4)	Net interest revenue	$1	$2
Foreign exchange contracts	$(2)	(1)	Net interest revenue	—	—	Net interest revenue	2	2
Total	$(2)	$2		$(1)	$(4)		$3	$4

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
(In millions)	September 30, 2011	September 30, 2011		September 30, 2011	September 30, 2011		September 30, 2011	September 30, 2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	$8	Net interest revenue	$(1)	$(5)	Net interest revenue		$2
Total	$4	$8		$(1)	$(5)		—	$2

Note 11.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest revenue:
Deposits with banks	$31	$39	$108	$94
Investment securities:
U.S. Treasury and federal agencies	200	186	605	590
State and political subdivisions	53	55	161	166
Other investments	374	374	1,185	1,093
Securities purchased under resale agreements	15	6	37	22
Loans and leases	57	68	183	215
Other interest-earning assets	—	—	2	1
Total interest revenue	730	728	2,281	2,181
Interest expense:
Deposits	37	52	127	154
Short-term borrowings	18	23	55	74
Long-term debt	52	73	172	220
Other interest-bearing liabilities	4	2	11	6
Total interest expense	111	150	365	454
Net interest revenue	$619	$578	$1,916	$1,727

Note 12.    Acquisition and Restructuring Costs
The following table presents acquisition and restructuring costs incurred in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Acquisition costs	$13	$19	$41	$46
Restructuring charges, net	15	66	45	75
Total acquisition and restructuring costs	$28	$85	$86	$121

Acquisition Costs
The acquisition costs incurred in the three and nine months ended September 30, 2012 were primarily composed of integration costs incurred in connection with our acquisition of the Intesa securities services business. The acquisition costs incurred in the three

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and nine months ended September 30, 2011 were composed of integration costs primarily associated with the Intesa securities services business, Mourant International Finance Administration and Bank of Ireland Asset Management acquisitions.
Restructuring Charges
The net restructuring charges incurred in the three and nine months ended September 30, 2012, more fully described below, included $15 million and $48 million, respectively, related to the continuing implementation of our Business Operations and Information Technology Transformation program. The remaining restructuring charge of $(3) million, composed of a net credit adjustment in the nine months ended September 30, 2012, was related to actions initiated by us in 2011 associated with expense control measures, specifically our withdrawal from our fixed-income trading initiative. The restructuring charges incurred in the three and nine months ended September 30, 2011 related solely to the Business Operations and Information Technology Transformation program.
Information with respect to both initiatives (the Business Operations and Information Technology Transformation program and the expense control measures), including charges, staff reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $337 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $48 million in the nine months ended September 30, 2012.
The charges related to the program included costs related to severance, benefits and outplacement services, as well as costs which resulted from actions taken to reduce our occupancy costs through consolidation of real estate. The charges also included costs related to information technology, including transition fees associated with the expansion of our use of service providers associated with components of our information technology infrastructure and application maintenance and support.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2012, in connection with the planned aggregate staff reduction of 1,930 employees described above, 1,804 employees had been involuntarily terminated and left State Street, including 472 employees in the nine months ended September 30, 2012.
Expense Control Measures
During the three months ended December 31, 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, under which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(3) million, in the nine months ended September 30, 2012, in our consolidated statement of income.
 The charges included costs related to severance, benefits and outplacement services with respect to both the withdrawal from the fixed-income initiative and the other targeted staff reductions. In connection with the employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2012, 372 employees had been involuntarily terminated and left State Street, including 357 employees in the nine months ended September 30, 2012. The charges also included costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative, as well as costs related to other asset write-downs and contract terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures, in the nine months ended September 30, 2012:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Balance at December 31, 2011	$162	$39	$33	$38	$15	$287
Accruals for Business Operations and Information Technology Transformation program	21	7	20	—	—	48
Net accruals for expense control measures	1	—	—	(9)	5	(3)
Payments and adjustments	(101)	(6)	(36)	(29)	(6)	(178)
Balance at September 30, 2012	$83	$40	$17	$—	$14	$154

Note 13.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Net income	$674	$555	$1,591	$1,539
Less:
Preferred stock dividends(1)	(15)	(6)	(29)	(13)
Dividends and undistributed earnings allocated to participating securities(2)	(5)	(6)	(11)	(15)
Net income available to common shareholders	$654	$543	$1,551	$1,511

Average common shares outstanding (in thousands):
Basic average common shares	472,355	490,840	479,536	495,015
Effect of dilutive securities: common stock options and common stock awards	7,655	3,940	6,277	3,402
Diluted average common shares	480,010	494,780	485,813	498,417
Anti-dilutive securities(3)	5,443	3,636	5,613	2,589

Earnings per Common Share:
Basic	$1.39	$1.11	$3.23	$3.05
Diluted(4)	1.36	1.10	3.19	3.03

(1)
Three and nine months ended September 30, 2012 included $8 million related to Series C preferred stock issued in August 2012. Remaining amounts for 2012 periods, and amounts for three and nine months ended September 30, 2011, related to Series A preferred stock, which was redeemed on October 4, 2012.

(2)
Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock, have non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

(3)	Represented common stock options and other equity-based awards outstanding, but not included in the computation of diluted average shares because their effect was anti-dilutive.

(4)	Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the calculation using the treasury stock method.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

capital allocation methodologies with respect to these lines of business, is provided in note 24 to the consolidated financial statements included in our 2011 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2012 in the quarterly and nine-month tables included the net realized loss from the sale in the three months ended June 30, 2012 of all of our Greek investment securities previously classified as held to maturity (presented only in the nine-month table); a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; provisions for litigation exposure and other costs; acquisition-related integration costs; and restructuring charges associated with both our Business Operations and Information Technology Transformation program and expense control measures. The "Other" columns for 2011 included acquisition-related integration costs and restructuring charges associated with our Business Operations and Information Technology Transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2011 periods reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012.

	Three Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$1,100	$1,106					$1,100	$1,106
Management fees	—	—	$251	$229			251	229
Trading services	232	334	—	—			232	334
Securities finance	81	77	10	8			91	85
Processing fees and other	15	57	30	33			45	90
Total fee revenue	1,428	1,574	291	270			1,719	1,844
Net interest revenue	600	553	19	25			619	578
Gains related to investment securities, net	18	5	—	—			18	5
Total revenue	2,046	2,132	310	295			2,356	2,427
Expenses from operations	1,456	1,475	208	238			1,664	1,713
Claims resolution	—	—	—	—	$(362)		(362)	—
Provisions for litigation exposure and other costs	—	—	—	—	85		85	—
Acquisition and restructuring costs	—	—	—	—	28	$85	28	85
Total expenses	1,456	1,475	208	238	(249)	85	1,415	1,798
Income (loss) before income tax expense	$590	$657	$102	$57	$249	$(85)	$941	$629
Pre-tax margin	29%	31%	33%	19%
Average assets (in billions)	$191.6	$177.0	$4.2	$4.0			$195.8	$181.0

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Fee revenue:
Servicing fees	$3,264	$3,325					$3,264	$3,325
Management fees	—	—	$733	$715			733	715
Trading services	767	947	—	—			767	947
Securities finance	296	252	35	36			331	288
Processing fees and other	112	179	75	73			187	252
Total fee revenue	4,439	4,703	843	824			5,282	5,527
Net interest revenue	1,854	1,647	62	80			1,916	1,727
Gains (losses) related to investment securities, net	48	25	—	—	$(46)		2	25
Total revenue	6,341	6,375	905	904	(46)		7,200	7,279
Provision for loan losses	(1)	1	—	—	—		(1)	1
Expenses from operations	4,530	4,452	661	701	—		5,191	5,153
Claims resolution	—	—	—	—	(362)		(362)	—
Provisions for litigation exposure and other costs	—	—	—	—	107		107	—
Acquisition and restructuring costs, net	—	—	—	—	86	$121	86	121
Total expenses	4,530	4,452	661	701	(169)	121	5,022	5,274
Income (loss) before income tax expense	$1,812	$1,922	$244	$203	$123	$(121)	$2,179	$2,004
Pre-tax margin	29%	30%	27%	22%
Average assets (in billions)	$187.0	$163.4	$4.0	$4.6			$191.0	$168.0

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

	Three Months Ended September 30		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Total fee revenue	$700	$757	$2,169	$2,293
Net interest revenue	235	258	709	722
Losses related to investment securities, net	(4)	(6)	(36)	(15)
Total revenue	931	1,009	2,842	3,000
Expenses	729	791	2,286	2,421
Income before income taxes	202	218	556	579
Income tax expense	51	54	139	146
Net income	$151	$164	$417	$433
Losses related to investment securities, net, for the nine months ended September 30, 2012 included a loss of $46 million from

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the sale of all of our Greek investment securities in the three months ended June 30, 2012 (refer to note 2). Non-U.S. revenue for the three and nine months ended September 30, 2011 included $258 million and $766 million, respectively, in the U.K., primarily from our London operations.
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	September 30, 2012	December 31, 2011
Interest-bearing deposits with banks	$18,750	$10,772
Investment securities	28,132	25,376
Other assets	11,361	10,246
Total non-U.S. assets	$58,243	$46,394

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the "Corporation") as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011 and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Corporation’s management.
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
November 2, 2012

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
The following table presents purchases of our common stock and related information for each of the months in the quarter ended September 30, 2012. All shares of our common stock purchased during the periods indicated were purchased under the above-described program.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2012	179	$40.32	$7	$1,313
August 1 - August 31, 2012	6,651	41.27	275	1,038
September 1 - September 30, 2012	4,568	43.40	198	840
Total	11,398	$42.11	$480	$840

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 102 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 2, 2012	By:	/s/ EDWARD J. RESCH
Edward J. Resch,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2012	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

	12	Ratios of earnings to fixed charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Condition as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Condensed Notes to Consolidated Financial Statements.