Form 10-K
period 2012-12-31
STATE STREET CORP
filed 2013-02-22
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
617-786-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($44.64) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $21.28 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2013 was 456,881,022.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2013 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.BUSINESS
GENERAL
State Street Corporation, or the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company provides financial and managerial support to our legal and operating subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, or State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide.
As of December 31, 2012, we had consolidated total assets of $222.58 billion, consolidated total deposits of $164.18 billion, consolidated total shareholders' equity of $20.87 billion and 29,660 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
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
We have Corporate Governance Guidelines, as well as written charters for the Executive Committee, the Examining & Audit Committee, the Executive Compensation Committee, the Risk and Capital Committee and the Nominating and Corporate Governance Committee of our Board of Directors, or Board, and a Code of Ethics for senior financial officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on our website.

BUSINESS DESCRIPTION
Overview
We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $24.37 trillion of assets under custody and administration and $2.09 trillion of assets under management as of December 31, 2012. Our clients include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.
We conduct our business primarily through State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank's current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. State Street Bank operates as a specialized bank, referred to as a trust and custody bank, that services and manages assets on behalf of its institutional clients.
Significant Developments
In March 2012, subsequent to the Federal Reserve's review of our 2012 capital plan, we publicly announced Board approval of a common stock purchase program, under which we are authorized to purchase up to $1.80 billion of our common stock through March 31, 2013. From April 1 through December 31, 2012, we purchased approximately 33.4 million shares of our common stock, all under this program, at an aggregate cost of $1.44 billion. As of December 31, 2012, approximately $360 million remained available for purchase under the program. In addition, in 2012, we declared quarterly dividends totaling $0.96 per share, or approximately $456 million, on our common stock. Each quarterly dividend declared in 2012 was $0.24 per share, representing a 33% increase per share over each quarterly dividend declared in 2011. Additional information with respect to our common stock purchase and dividend actions is provided under “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
In October 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, a global hedge-fund administrator with approximately $200 billion of hedge-fund assets under administration. We provide a comprehensive suite of middle office, fund administration, risk analytics and credit services to hedge funds, private equity funds, real estate funds and institutional investors, and these broad service offerings are now available to GSAS clients. Additional information about this acquisition is provided in note 2 to the consolidated financial statements included under Item 8 of this Form 10-K.
In December 2012, we recorded pre-tax restructuring charges of $133 million associated with targeted staff reductions announced in January 2013 and expected to be substantially completed during 2013. The targeted staff reductions, which were separate from staff reductions associated with our Business Operations and Information Technology Transformation program, were undertaken to better align our expenses to our business strategy and related outlook for 2013, and will involve the elimination of approximately 630 positions worldwide. More detailed information about these charges, as well as charges associated with other expense control measures and with the Business Operations and Information Technology Transformation program, is provided under “Consolidated Results of Operations - Expenses” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
In connection with the implementation of our Business Operations and Information Technology Transformation program, we achieved approximately $86 million of pre-tax expense savings in 2011, compared to our total 2010 expenses from operations. In 2012, we achieved additional pre-tax expense savings of approximately $112 million compared to the same expense base. As of December 31, 2012, we have achieved cumulative pre-tax expense savings of approximately $198 million since the program's inception in 2010. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on improvement from our total 2010 expenses from operations. Our actual total expenses have increased from 2010, and may in the future increase or decrease, due to other factors. Additional information with respect to the program is provided under “Consolidated Results of Operations - Expenses” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
Additional Information
Additional information about our business activities is provided in the sections that follow. For information about our management of capital, liquidity, market risk, including interest-rate risk, and other risks inherent in our businesses, refer to Risk Factors included under Item 1A, Management's Discussion and Analysis included under Item 7, and our consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.

LINES OF BUSINESS
We have two lines of business: Investment Servicing and Investment Management.
Investment Servicing
Our Investment Servicing business performs core custody and related value-added functions, such as providing institutional investors with clearing, payment and settlement services. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our role as a global custody bank is generally to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
Our Investment Servicing products and services include: custody; deposit-taking; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics.
We are the largest provider of mutual fund custody and accounting services in the U.S., based on asset rankings published in the 2012 Mutual Fund Service Guide. We distinguish ourselves from other mutual fund service providers by offering clients a broad array of integrated products and services, including accounting, daily pricing and fund administration. As of December 31, 2012, we calculated approximately 39.5% of the U.S. mutual fund prices provided to NASDAQ that appeared daily in The Wall Street Journal and other publications with an accuracy rate of 99.94%. We serviced U.S. tax-exempt assets for corporate and public pension funds, and we provided trust and valuation services for more than 5,800 daily-priced portfolios as of December 31, 2012.
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2012, we serviced approximately $914 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and Canada. As of December 31, 2012, we had $1.11 trillion in assets under administration in the Asia/Pacific region, and in Japan, we held approximately 96% of the trust assets held by non-domestic trust banks.
We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2012, we serviced approximately $1.12 trillion of alternative assets under administration, including the acquired GSAS business.

Investment Management
We provide our Investment Management services through State Street Global Advisors, or SSgA. SSgA provides a broad array of investment management, investment research and other related services, such as securities finance. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand. SSgA provides this array of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors.
Additional information about our lines of business is provided under “Line of Business Information” in Management's Discussion and Analysis included under Item 7, and in note 24 to the consolidated financial statements included under Item 8, of this Form 10-K.

COMPETITION
We operate in a highly competitive environment and face global competition in all areas of our business. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, leasing companies, and business service and software companies. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
We believe that many key factors drive competition in the markets for our business. For Investment Servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, required levels of capital and price drive competition, and are critical to our servicing business. For Investment Management, key competitive factors include expertise, experience, availability of related service offerings, quality of service and performance, and price.
Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing clients, and to attract new clients.

SUPERVISION AND REGULATION
State Street is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage to those that the Federal Reserve considers to be closely related to banking, or to managing or controlling banks. These limits also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
The parent company is qualified, and has elected to become, a financial holding company, which increases to some extent the scope of activities in which it may engage. A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature” as defined by the Bank Holding Company Act and Federal Reserve implementing rules and interpretations, and therefore State Street may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly in activities that are financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; merchant banking, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our depository subsidiaries must be well capitalized and well managed, as judged by regulators, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which became law in July 2010, is having and will continue to have a significant effect on the regulatory structure of the financial markets. The Dodd-Frank Act, among other things, established a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricted proprietary trading and private fund investment activities by banking institutions, created a new framework for the regulation of derivative instruments, altered the regulatory capital treatment of trust preferred and other hybrid capital securities, and revised the Federal Deposit Insurance Corporation's, or FDIC’s, assessment base for determining premiums for insured deposits. In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III capital and liquidity standards (refer to “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K) and the Alternative Investment Fund Managers Directive, the adoption of European Union derivatives initiatives, and revisions to the European collective investment fund, or UCITS, directive.
Additional information about the Dodd-Frank Act and other new or modified laws and regulations applicable to our business is provided in Risk Factors included under Item 1A of this Form 10-K, in particular the risk factor titled “We face extensive and changing government regulation, including changes to capital requirements under the Dodd-Frank Act, current and future capital rules, including the Basel III capital and liquidity standards, which may increase our costs and expose us to risks related to compliance.”
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
Regulatory Capital Adequacy
Like other bank holding companies, we and our depository institution subsidiaries are subject to the current mandatory minimum risk-based capital and leverage ratio guidelines, referred to as Basel I. As noted above, our status as a financial holding company also requires that we and our depository institution subsidiaries maintain specified regulatory capital ratio levels. As of December 31, 2012, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, our principal depository institution subsidiary, exceeded the currently applicable minimum capital requirements under Basel I and the requirements we must meet for the parent company to qualify as a financial holding company.
We are currently in the qualification period that is required to be completed prior to our full implementation of the Basel II final rules (refer to “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K for more information about Basel II). During the qualification period, we must demonstrate that we comply with the Basel II final rules to the satisfaction of the Federal Reserve. During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the final rules and may require us to take certain actions to achieve compliance that could adversely affect our business operations, our capital structure, our regulatory capital ratios or our financial performance.
Basel III, the Dodd-Frank Act and the regulatory rules to be adopted for the implementation of Basel III and the Dodd-Frank Act are expected to result in an increase in the minimum regulatory capital that we will be required to maintain and changes in the manner in which our regulatory capital ratios are calculated. In addition, we are currently designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 28 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee on Banking Supervision as “global systemically important banks,” or G-SIBs. Both of these designations will require us to hold incrementally higher regulatory capital compared to financial institutions without such designations. As a SIFI, we were also required under the Dodd-Frank Act to prepare a recovery and resolution plan, known as a “living will,” the initial version of which we filed with the Federal Reserve and the FDIC on October 1, 2012.
U.S. banking regulators have not yet issued final rules and guidance with respect to the regulatory capital rules under Basel III and the Dodd-Frank Act. In June 2012, three concurrent Notices of Proposed Rulemaking, or NPRs, were issued to implement the Basel III framework in the U.S. These proposed rules revise both the currently applicable regulatory capital requirements (Basel I), as well as specific provisions of the Basel II-based regulatory capital requirements and, together with relevant portions of the Dodd-Frank Act, restructure the U.S. capital rules into a harmonized and comprehensive capital framework.
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of deposit insurance of State Street Bank by the FDIC, and to certain restrictions on our business that are described above in this “Supervision and Regulation” section.
For additional information about our regulatory capital position and regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to Risk Factors included under Item 1A, “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, and note 15 to the consolidated financial statements included under Item 8, of this Form 10-K.

Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations.
Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch. Other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, the Federal Reserve System or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they are located. As of December 31, 2012, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.
The parent company and its non-banking subsidiaries are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to the parent company and its non-banking subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, and to 20% in the aggregate for all affiliates, and in some cases are also subject to strict collateral requirements.
Federal law also provides that certain transactions with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies. Alternatively, in the absence of comparable transactions, the transactions must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.
SSgA Funds Management, Inc., or SSgA FM, and State Street Global Advisors Limited, or SSgA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSgA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSgA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSgA Ltd. is also authorized and regulated by the Financial Services Authority, or FSA, and is licensed as an investment firm under the Markets in Financial Instruments Directive. SSgA FM and SSgA Ltd. each offer a variety of asset management solutions, including active, enhanced and passive equity, active and passive fixed-income, cash management, multi-asset class solution and real estate. In addition, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities.
Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. The U.K. broker/dealer operates through our subsidiary, State Street Global Markets International Limited, which subsidiary is registered in the U.K. as a regulated securities broker, and is authorized and regulated by the FSA. It is also a member of the London Stock Exchange. In accordance with the rules of the FSA, the U.K. broker/dealer publishes information on its risk management objectives and on policies associated with its regulatory capital requirements and resources. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders.
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
Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the FSA, the London Stock Exchange, and the Euronext.Liffe regulate our activities in the U.K.; the Federal Financial Supervisory Authority and the Deutsche Borse AG regulate our activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers

Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity and costs related to regulation.
The majority of our non-U.S. asset servicing operations are conducted pursuant to the Federal Reserve's Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments in their Edge Act corporations (and similar state law corporations) that exceed 20% of their capital and surplus, and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.
In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through the parent company or through non-banking subsidiaries of the parent company) pursuant to the Federal Reserve's Regulation Y, or through international bank branch expansion, which are not subject to the investment limitations applicable to Edge Act subsidiaries.
We are subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency provisions and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. Anti-money laundering laws outside the U.S. contain similar requirements.
We are also subject to the Massachusetts bank holding company statute. Requirements of the statute include, among other things, prior approval by the Massachusetts Board of Bank Incorporation for our acquisition of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.
Support of Subsidiary Banks
Under Federal Reserve guidelines, which were codified in the Dodd-Frank Act, a bank holding company is required to act as a source of financial and managerial strength to its banking subsidiaries. This requirement means that the parent company is expected to commit resources to State Street Bank and any other banking subsidiary in circumstances in which it otherwise might not do so absent such requirement. In the event of bankruptcy, any commitment by the parent company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may affect overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions. We are similarly affected by the economic policies of non-U.S. government agencies, such as the European Central Bank.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following information, included under Items 6, 7 and 8, is incorporated by reference herein:
“Selected Financial Data” table (Item 6) - presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - presents consolidated average balance sheet amounts, related fully taxable-equivalent interest earned or paid, related average yields and rates paid and changes in fully taxable-equivalent interest revenue and expense for each major category of interest-earning assets and interest-bearing liabilities.
“Investment Securities” section included in Management's Discussion and Analysis and note 4, “Investment Securities,” to the consolidated financial statements (Item 8) - disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).
Note 1, “Summary of Significant Accounting Policies - Loans and Leases,” to the consolidated financial statements (Item 8) - discloses our policy for placing loans and leases on non-accrual status.

“Loans and Leases” section included in Management’s Discussion and Analysis and note 5, “Loans and Leases,” to the consolidated financial statements (Item 8) - disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis - disclose information regarding cross-border outstandings and other loan concentrations of State Street.
“Credit Risk” section of Management’s Discussion and Analysis and note 5, “Loans and Leases,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - discloses deposit information.
Note 9, “Short-Term Borrowings,” to the consolidated financial statements (Item 8) - discloses information regarding short-term borrowings of State Street.

ITEM 1A. RISK FACTORS
This Form 10-K, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in Management's Discussion and Analysis included under Item 7 of this Form 10-K) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “plan,” “expect,” “intend,” “forecast,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties of the current sovereign-debt risks in Europe and other regions;

•	financial market disruptions or economic recession, whether in the U.S., Europe, Asia or other regions;

•
increases in the volatility of, or declines in the level of, our net interest revenue, changes in the composition of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities) and the possibility that we may change the manner in which we fund those assets;

•	the liquidity of the U.S. and international securities markets, particularly the markets for fixed-income securities and inter-bank credits, and the liquidity requirements of our clients;

•	the level and volatility of interest rates and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

•	our ability to attract deposits and other low-cost, short-term funding, and our ability to deploy deposits in a profitable manner consistent with our liquidity requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement the Dodd-Frank Act, the Basel II and Basel III capital and liquidity standards, and European legislation with respect to the levels of regulatory capital we must maintain, our credit exposure to third parties, margin requirements applicable to derivatives, banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, increased costs or other changes to how we provide services;

•
adverse changes in the regulatory capital ratios that we are required to meet, whether arising under the Dodd-Frank Act, the Basel II or Basel III capital and liquidity standards or due to changes in regulatory positions, practices or regulations in jurisdictions in which we engage in banking activities, including changes in internal or external data, formulae, models, assumptions or other advanced systems used in calculating our capital ratios that cause changes in those ratios as they are measured from period to period;

•
increasing requirements to obtain the prior approval of the Federal Reserve or our other regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and equity purchases, without which our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives may be restricted;

•
changes in law or regulation that may adversely affect our business activities or those of our clients or our counterparties, and the products or services that we sell, including additional or increased taxes or assessments thereon, capital adequacy requirements, margin requirements and changes that expose us to risks related to the adequacy of our controls or compliance programs;

•	our ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meet our expectations or those of our clients and our regulators;

•	the credit agency ratings of our debt and depository obligations and investor and client perceptions of our financial strength;

•
delays or difficulties in the execution of our previously announced Business Operations and Information Technology Transformation program, which could lead to changes in our estimates of the charges, expenses or savings associated with the planned program and may cause volatility of our earnings;

•	the results of, and costs associated with, government investigations, litigation, and similar claims, disputes, or proceedings;

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, and the possibility of significant reductions in the valuation of assets underlying those pools;

•	adverse publicity or other reputational harm;

•	dependencies on information technology, complexities and costs of protecting the security of our systems and difficulties with protecting our intellectual property rights;

•	our ability to grow revenue, control expenses, attract and retain highly skilled people and raise the capital necessary to achieve our business goals and comply with regulatory requirements;

•
potential changes to the competitive environment, including changes due to regulatory and technological changes, the effects of industry consolidation, and perceptions of State Street as a suitable service provider or counterparty;

•	potential changes in how and in what amounts clients compensate us for our services, and the mix of services provided by us that clients choose;

•
the ability to complete acquisitions, joint ventures and divestitures, including the ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•
the risks that acquired businesses and joint ventures will not achieve their anticipated financial and operational benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected disynergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

•
our ability to recognize emerging needs of our clients and to develop products that are responsive to such trends and profitable to us; the performance of and demand for the products and services we offer; and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	our ability to anticipate and manage the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above and in this section generally are not intended to be a complete summary of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our consolidated results of operations and financial condition.
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Forms 10-K, 10-Q and 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on our website at www.statestreet.com.

The following is a discussion of various risk factors applicable to State Street.
We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss.
The financial markets are characterized by extensive interdependencies among banks, central banks, broker/dealers, collective investment funds, insurance companies and other financial institutions. Many financial institutions also hold, or are exposed to, sovereign debt securities in amounts that are material to their financial condition, have exposures to other financial institutions that have significant sovereign debt exposures or seek to mitigate exposures to financial counterparties by accepting collateral consisting of sovereign debt. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions, particularly large and complex institutions, and sovereign issuers. Although we have procedures for monitoring both individual and aggregate counterparty risk, like other large financial institutions, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
From time to time, we assume concentrated credit risk at the individual obligor, counterparty or group level. Such concentrations may be material and can from time to time exceed 10% of our consolidated total shareholders' equity. Our material counterparty exposures change daily, and the counterparties or groups of related counterparties to which our risk exposure exceeds 10% of our consolidated total shareholders' equity are also variable during any reported period; however, our largest exposures tend to be to other financial institutions. Under evolving regulatory restrictions on credit exposure, which are anticipated to include a broadening of the measure of credit exposure, we may be required to limit our exposures to specific issuers or groups, including financial institutions and sovereign issuers, to levels that we may currently exceed. The credit exposure restrictions under such evolving regulations may adversely affect our businesses and may require that we modify our operating models or our balance sheet management policies and practices.
Concentration of counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of our counterparties (or in some cases of our clients' counterparties) has the potential to expose us to risk of financial loss. Changes in market perception of the financial strength of particular financial institutions or sovereign issuers can occur rapidly, are often based on a variety of factors and are difficult to predict.
The continued instability of the financial markets since mid-2007, and the pressure on European financial markets and the Euro since 2011, have resulted in many financial institutions becoming significantly less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions during 2011 and 2012. Credit downgrades during 2011 and 2012 to several sovereign issuers (including the U.S., France, Austria, Italy, Spain, Greece and Portugal) and other issuers have stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by, sovereign or other issuers. Further economic, political or market turmoil, including with respect to federal budget and federal debt-ceiling concerns in the U.S. and elections in certain European markets in 2013, may lead to stress on sovereign issuers, and increase the potential for sovereign defaults or restructurings, additional credit-rating downgrades or the departure of sovereign issuers from common currencies or economic unions. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for certain of our clients.
The degree of client demand for short-term credit tends to increase during periods of market turbulence, exposing us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news that was not anticipated by the fund's manager. Our relationship with our clients, the nature of the settlement process and limitations in our systems may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.
In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market.
In addition, our clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. In many cases, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, we, rather than our client, are exposed to the risks associated with collateral value.
We also engage in certain off-balance sheet activities that involve risks. For example, we provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss. Similarly, we provide credit facilities in connection with the remarketing of municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and to their increased liquidity demands. In the current economic environment, where municipal credits are subject to increased investor concern, the risks associated with such businesses increase. Further, our off-balance sheet activities also include indemnified securities financing obligations, for which we indemnify our clients against losses they incur in connection with the failure of borrowers under our program to return securities on loan.
Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, our currency and other trading business, our securities lending business and our investment management business. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk. The consolidation of financial service firms that occurred as a result of the financial crisis, and the failures of other financial institutions, have increased the concentration of our counterparty risk.
Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.
Since 2011, Greece, Ireland, Italy, Portugal and Spain and other European economies have experienced, and in the future may experience, difficulties in financing their deficits and servicing their outstanding debt. Eurozone instability and sovereign debt concerns, and the downgraded credit ratings of associated sovereign debt and European financial institutions, have contributed to the volatility in the financial markets. This reduced confidence has led to rescue measures for Greece, Ireland and Portugal and a proposed rescue of Spain and its banking system by Eurozone countries and the International Monetary Fund. The European Central Bank, or ECB, has also purchased European sovereign debt to support these markets and the Euro. Numerous European governments, notably Italy and Spain, have also adopted austerity and other measures in an attempt to contain the spread of sovereign-debt concerns.
The actions required to be taken by certain European countries as a condition to rescue packages and austerity programs, and by other countries to mitigate similar developments in their economies, have increased internal political tensions, and, in the case of Greece, Italy, Portugal and Spain, have resulted in internal policy changes. These programs, developments and tensions are likely to be significant factors in elections in certain countries in 2013. The complexity and severity of European sovereign-debt concerns has also resulted in political discord among the Eurozone countries. While the Council of the European Union agreed to measures in December 2012 to establish a single supervisory mechanism, or SSM, whereby the ECB will have direct supervision over Eurozone banks, these measures will not take effect until 2014 (or 12 months after the entry into force of the relevant legislation, whichever is later), and many details of the ECB's regulatory role under the SSM have not been determined.
Disagreement among Eurozone countries remains as to the management of current European sovereign-debt concerns, including potential disagreements on the contemplated implementation of the SSM, and no resolution has been reached on how to stabilize the Eurozone for the near and long term, prolonging existing uncertainty about the further spread of sovereign-debt concerns, the continuation of prevailing Eurozone treaties, economic interconnectedness and the status of the Euro. The decline in the market value of sovereign debt, and the requirement as part of certain rescue packages for creditors to agree to material restructuring of outstanding sovereign debt, have weakened the capital position of many European financial institutions. These institutions have been, and may in the future be, required to raise additional capital to improve their capital positions.
These political disagreements, along with the interdependencies among European economies and financial institutions and the substantial refinancing requirements of European sovereign issuers, have exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular. The risk of further deterioration remains significant. Given the scope of our European operations, clients and counterparties, disruptions in the European financial markets, the failure to resolve fully and contain sovereign-debt concerns, continued recession in significant European economies, the attempt of a country to abandon the Euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro, could have a material adverse impact on our consolidated results of operations or financial condition.
Our investment securities portfolio and our consolidated financial condition could be adversely affected by changes in interest, market and credit risks.
Our investment securities portfolio represented approximately 54% of our consolidated total assets as of December 31, 2012, and the gross interest revenue associated with our investment portfolio represented approximately 25% of our consolidated total gross revenue for the year ended December 31, 2012. As such, our consolidated results of operations and financial condition are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, our access to liquidity, foreign exchange markets, mark-to-market valuations and our ability to profitably reinvest repayments of principal with respect to these securities. The low interest-rate environment that has persisted since the financial crisis began, and is anticipated to continue in 2013 and beyond, limits our ability to achieve a net interest margin in line with our historical averages. Relative to many other major financial institutions, investment securities represent a greater percentage of our consolidated statement of condition and commercial loans represent a smaller percentage. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional lending portfolio or a portfolio of U.S. treasury securities.
Our investment portfolio continues to have significant concentrations in certain classes of securities, including agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial disruption that began in mid-2007. We also hold non-U.S. mortgage-backed and asset-backed securities with exposures to European countries whose sovereign-debt markets have experienced increased stress since 2011, are expected to continue to experience stress during 2013 and may continue to experience stress in the future. For further information, refer to the risk factor above titled “Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.”
Further, we hold a portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio have increased.
If market conditions similar to those experienced in 2007 and 2008 were to recur, our investment portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010 with respect to these asset classes. In addition, deterioration in the credit quality of our portfolio holdings could result in other-than-temporary impairment. Our investment portfolio is further subject to changes in both U.S. and non-U.S. interest rates (primarily in Europe), and could be negatively affected by a quicker-than-anticipated increase in interest rates. In addition, while with respect to the carrying value of the securities in our investment portfolio, approximately 88% were rated “AAA” or “AA” as of December 31, 2012, if a material portion of our investment portfolio were to experience credit-rating declines below investment grade, our capital ratios as calculated pursuant to the Basel II and Basel III capital and liquidity standards could be adversely affected, which risk is greater with portfolios of investment securities than with loans or holdings of U.S. Treasury securities.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our net interest revenue is affected by the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. Our ability to anticipate these changes or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative duration, and fixed- or floating-rate nature, of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads generally have a constraining effect on our net interest revenue. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk - Asset-and-Liability Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects could be adversely affected.
Liquidity management is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:

•	extend credit to our clients in connection with our custody business;

•	meet demands for return of funds on deposit by clients; and

•	manage the pool of long- and intermediate-term assets that are included in investment securities in our consolidated statement of condition.
Because the demand for credit by our clients is difficult to forecast and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment portfolio is significantly longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on, access to various sources of short-term funding. During periods of market uncertainty, the level of client deposits has in recent years tended to increase; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with central banks and in other highly liquid and low-yielding instruments. These levels of excess client deposits, as a consequence, have increased our net interest revenue but have adversely affected our net interest margin. The expiration of the FDIC's Transaction Account Guarantee, or TAG, as of December 31, 2012 may to some extent mitigate the existence of these excess deposits or alter the attractiveness of our deposit service in times of financial crisis.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based on a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these deposits and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets.
In addition, we may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or for which the clients participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities at unfavorable prices, damaging our reputation as an asset manager and potentially exposing us to claims related to our management of the pools.
The availability and cost of credit in short-term markets are highly dependent on the markets' perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending on market conditions, could result in a loss from the sale being recorded in our consolidated statement of income.
The conditions since 2007 in the global economy and financial markets have adversely affected us, and they have increased the uncertainty and unpredictability we face in managing our businesses.
Our businesses have been significantly affected by global economic conditions since 2007 and their impact on financial markets. Global credit and other financial markets have at times suffered from substantial volatility, illiquidity and disruption. The resulting economic pressure and lack of confidence in the financial stability of certain countries, and in the financial markets generally, have adversely affected our business, as well as the businesses of our clients and our significant counterparties. This environment, and the potential for continuing or additional disruptions, have also affected overall confidence in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income markets, have increased the uncertainty and unpredictability we face in managing our businesses, and have had an adverse effect on our consolidated results of operations and financial condition.

While global economies and financial markets showed some signs of stabilizing during 2011 and 2012, U.S. sovereign debt, non-U.S. sovereign debt and numerous global financial services firms experienced credit downgrades and recessionary issues. Political and sovereign-debt concerns in the Eurozone persist and key emerging economies, including those in India, China and Brazil, experienced periods of reductions in the rates of their economic growth. The occurrence of additional disruptions in global markets, continued uncertainty with respect to federal budget and federal debt-ceiling concerns in the U.S., continued economic or political uncertainty in Europe, or the worsening of economic conditions could further adversely affect our businesses and the financial services industry in general, and also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions.
Market disruptions can adversely affect our consolidated results of operations if the value of assets under custody, administration or management decline, while the costs of providing the related services remain constant due to the high fixed costs associated with this business. These factors can reduce the profitability of our asset-based fee revenue and could also adversely affect our transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also increases our foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease our market risk but also decrease our foreign exchange revenue.
In addition, as our business grows globally and as a greater percentage of our revenue is earned in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our consolidated expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. As our product offerings expand, in part as we seek to take advantage of perceived opportunities arising under various regulatory reforms and resulting market changes, the degree of our exposure to various market and credit risks will evolve, potentially resulting in greater revenue volatility. We also will need to make additional investments to develop the operational infrastructure and to enhance our risk management capabilities to support these businesses, which may increase the operating expenses of such businesses or, if our risk management resources fail to keep pace with product expansion, result in increased risk of loss from such businesses.
We face extensive and changing government regulation, including changes to capital requirements under the Dodd-Frank Act, current and future capital rules, including the Basel III capital and liquidity standards, which may increase our costs and expose us to risks related to compliance.
Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both in the U.S. and outside the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital and organizational structure, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common stock purchase actions, the manner in which we market our services and our interactions with foreign regulatory agencies and officials.
The evolving regulatory landscape in each jurisdiction in which we operate, particularly when applied on a cross-border basis, is not necessarily consistent with the requirements or regulatory objectives of other jurisdictions in which we have clients or operations, and may interfere with our ability to conduct our operations and with our pursuit of a common global operating model, or in a manner that is competitive with other financial institutions operating in those jurisdictions. For example, as a designated “systemically important financial institution,” or SIFI, under the Dodd-Frank Act, we are required to have in place recovery and resolution plans. The purpose of these plans is to demonstrate that we have identified the actions we could take to prevent our failure in the event of major financial distress, and if our failure could not be avoided, that the organization could be resolved in an orderly fashion. The initial preparation, ongoing maintenance and annual update of such plans are costly, and require permanent dedicated internal teams working across the organization. The plans could require us to reorganize our operations to facilitate the implementation of such plans, and possibly to operate our businesses in a less efficient manner than we have historically, each of which outcome could result in material costs to us and therefore affect the profitability of our business in the future. In the event we implement our recovery and resolution plans, in whole or in part, the plans may not achieve their stated objectives.
The Dodd-Frank Act of 2010 has had, and will continue to have, a significant impact on the regulatory structure of the global financial markets and has imposed, and is expected to impose, significant additional costs on us. While many of the regulations required to be implemented under the Dodd-Frank Act are not yet in final form, and other such regulations have not yet been proposed, the regulatory proposals to date could, if implemented as proposed, potentially have a significant impact on our businesses and State Street. For example, if the existing regulatory proposal to implement the so called “Volcker Rule” as it applies to the management or sponsorship of hedge funds and private equity funds became effective as currently proposed, it would require unaffiliated financial institutions to provide custody services to some of the funds managed by SSgA, particularly those outside the U.S.
Similarly, the proposed enhanced prudential standards applicable to SIFIs under the Dodd-Frank Act could significantly alter the measurement of credit exposures in our securities lending business and could result in us limiting our business volumes to comply with credit concentration limits. Many of the regulations implementing the Dodd-Frank Act are anticipated to be finalized in 2013 and to have compliance dates in 2013 or 2014 and, as a result and together with regulatory change in Europe, the costs and impact on our operations of the post-financial crisis regulatory reform are accelerating. Our qualification as a SIFI, and our designation as a “global systemically important bank,” or G-SIB, by the Basel Committee on Banking Supervision, to which certain regulatory capital surcharges may apply, will subject us to incrementally higher capital and prudential requirements than those applicable to some of the financial institutions with which we compete as a custodian or asset manager.
The Dodd-Frank Act and its implementing regulations also could adversely affect certain of our business operations and our competitive position, and could also negatively affect the operational and competitive positions of our clients. Among other things, the Dodd-Frank Act established a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, enacted new restrictions on proprietary trading and private-fund investment activities by banks and their affiliates, created a new framework for the regulation of derivatives and the entities that engage in derivatives trading, altered the regulatory capital treatment of trust preferred securities and other hybrid capital securities, and revised the assessment base that is used by the FDIC to calculate deposit insurance premiums.
Provisions in the Dodd-Frank Act, as well as regulation in Europe, also restrict the flexibility of financial institutions to compensate their employees. In addition, provisions in the Dodd-Frank Act and proposed implementing rules may require changes to the existing capital rules or affect their interpretations by institutions or regulators, which could have an adverse effect on our ability to comply with capital regulations, our business operations, our regulatory capital structure, our regulatory capital ratios or our financial performance. The final effects of the Dodd-Frank Act on our business will depend largely on the scope and timing of the implementation of the Act by regulatory bodies, which in many cases has been delayed, and the exercise of discretion by these regulatory bodies.
In addition, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III capital and liquidity standards and the Alternative Investment Fund Managers Directive and the adoption of the EU derivatives initiatives and anticipated revisions to the European collective investment fund, or UCITS, directive and the Market in Financial Instruments Directive. Proposed or potential regulations in the U.S. and Europe with respect to money market funds or other “shadow banking” activities could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In Europe, the Alternative Investment Fund Managers Directive increases the responsibilities and potential liabilities of custodians to certain of their clients for asset losses, and proposed revisions to the regulations affecting UCITS are anticipated to incorporate similar standards.
The Dodd-Frank Act and these other international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, and otherwise adversely affect our business operations and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
The evolving regulatory environment, including changes to existing regulations and the introduction of new regulations, may also contribute to decisions we may make to suspend, reduce or withdraw from existing businesses, activities or initiatives. In addition to potential lost revenue associated with any such suspensions, reductions or withdrawals, any such suspensions, reductions or withdrawals may result in significant restructuring or related costs or exposures.
If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations and, in turn, our consolidated results of operations. Similarly, many of our clients are subject to significant regulatory requirements and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs.
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

Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel II and Basel III capital and liquidity standards and the Dodd-Frank Act, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory stress testing.
We are currently in the qualification period that must be completed prior to our full implementation of the Basel II regulatory capital and liquidity standards. During the qualification period, we must demonstrate that we comply with the Basel II capital and liquidity standards to the satisfaction of the Federal Reserve. During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the regulation and may require us to take certain actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, regulators could change the Basel II capital and liquidity standards or their interpretations as they apply to State Street, including changes to these standards and/or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel II capital and liquidity standards.
The Basel III capital and liquidity standards, the Dodd-Frank Act and the rules that must be adopted to implement those standards and the Dodd-Frank Act, as well as our designation as a SIFI and identification as a G-SIB, are expected to collectively result in increases in the minimum levels of regulatory capital and liquidity that we will be required to maintain, as well as changes in the manner in which our regulatory capital ratios are calculated. Banking regulators have not yet issued final rules and guidance with respect to how the revised capital and liquidity standards under Basel III and the Dodd-Frank Act must be implemented by individual banks. Consequently, we cannot determine at this time the extent to which our existing regulatory capital position, business operations and strategies will be consistent with these regulatory capital requirements once they are implemented.
We also are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Comprehensive Capital Analysis and Review, which is used by the Federal Reserve to evaluate our capital management process, the adequacy of our regulatory capital and the potential requirement to maintain capital levels above regulatory minimums. The planned capital actions in our capital plan may be objected to by the Federal Reserve, potentially requiring us to revise our stress testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, and may require resubmission of the capital plan to the Federal Reserve for approval.
Our implementation of these new capital requirements, including our capital plan, may not be approved by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect, and which may adversely affect our consolidated revenues. In the event that our implementation of new capital and liquidity requirements under Basel III and the Dodd-Frank Act or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about Basel II and Basel III, refer to “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
Our calculations of credit, market and operational risk exposures, total risk-weighted assets and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations and assumptions that are subject to changes over time, which changes, in addition to our consolidated financial results, could materially change our risk exposures, our total risk-weighted assets and our capital ratios from period to period.
To calculate our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios for regulatory purposes, the Basel II and Basel III capital and liquidity standards involve the use of current and historical data, including our own loss data and claims experience and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment by us and by our regulators based, among other factors, on our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.

In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, market forces and events, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or more general market activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios calculated under the Basel II or Basel III capital and liquidity standards will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could adversely affect our business and our ability to implement our business plan and strategic goals, including the financing of acquisitions and joint ventures.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.
Independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. Our credit ratings were downgraded by each of the principal rating agencies during the first quarter of 2009, and in the fourth quarter of 2011, Standard & Poor's revised its outlook for our credit ratings to negative from stable. A further downgrade or a significant reduction in our capital ratios might adversely affect our ability to access the capital markets or might increase our cost of capital. We cannot provide assurance that we will continue to maintain our current credit ratings.
The current market environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products, may be negatively perceived by our clients or counterparties, or may have other adverse reputational effects.
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including the effects of market or regulatory developments, our announced or rumored business developments or our consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us; our clients may reduce or place limits on the level of services we provide them or seek other service providers; and our prospective clients may select other service providers.
The risk that we may be perceived as less creditworthy relative to other market participants is higher in the current market environment, in which the consolidation, and in some instances, failure, of financial institutions, including major global financial institutions, has resulted in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients' behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.
We may not be successful in implementing our announced multi-year program to transform our operating model.
In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational efficiencies, our plans for entering or exiting business lines or geographic markets, our plans for acquiring or disposing of businesses and our plans to build new systems and other infrastructure, to engage third-party service providers and to address staffing needs. In late 2010, we announced a multi-year program to enhance service excellence and innovation, increase efficiencies and position us for accelerated growth. We continued our implementation of this program during 2012, and it is targeted for completion at the end of 2014.
Operating model transformations, including this program, entail significant risks. The program, and any future strategic or business plan we implement, may prove to be inadequate for the achievement of the stated objectives, may result in increased or unanticipated costs or risks, may result in earnings volatility, may take longer than anticipated to implement, may involve elements reliant on the performance of third parties and may not be successfully implemented.

In particular, elements of the program include investment in new technologies, such as private processing clouds, to increase global computing capabilities, and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and solutions, the use of service providers associated with components of our technology infrastructure and application maintenance and support, and the enhancement of the security of our systems. The transition to new operating models and technology infrastructure may cause disruptions in our relationships with clients, employees and vendors and may present other unanticipated technical, operational or other hurdles.
The success of the program and our other strategic plans could also be affected by market disruptions and unanticipated changes in the overall market for financial services and the global economy. We also may not be able to abandon or alter these plans without significant loss, as the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to generate any related revenues or cost expectations. Accordingly, our business, our consolidated results of operations and our consolidated financial condition may be adversely affected by any failure or delay in our strategic decisions, including the program or elements thereof. For additional information about the program, see “Consolidated Results of Operations - Expenses” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
Our businesses may be adversely affected by litigation.
From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of fiduciary or contractual responsibilities. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation or on client demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable and estimable loss contingencies. As a result, any reserves we establish to cover any settlements, judgments or regulatory fines may not be sufficient to cover our actual financial exposure, which may have a material impact on our future consolidated results of operations or financial condition.
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
In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, we cannot provide assurance as to the outcome of any pending or potential matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of certain pending or potential legal or regulatory matters could have a material adverse effect on our consolidated results of operations, our consolidated financial condition and our reputation.
We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely affected our revenue from such trading and may cause our revenue from such trading to decline in the future.
Our custody clients are not required to execute foreign exchange transactions with us. To the extent they execute foreign exchange trades with us, they generally execute a greater volume using our direct methods of execution at negotiated rates or spreads than they execute using our “indirect” methods at rates we establish. Where our clients or their investment managers choose to use our indirect foreign exchange execution methods, generally they elect that service for trades of smaller size or for currencies where regulatory or operational requirements cause trading in such currencies to present greater operational risk and costs for them. Given the nature of these trades and other features of our indirect foreign exchange service, we generally charge higher rates for indirect execution than we charge for other trades, including trades in the interbank currency market.
In October 2009, the Attorney General of the State of California commenced an action against State Street Bank under the California False Claims Act and California Business and Professional Code relating to indirect foreign exchange services State Street Bank provides to certain California state pension plans. The California Attorney General has asserted that the rates at which these plans executed indirect foreign exchange transactions were not consistent with the terms of the applicable custody contracts and related disclosures to the plans, and that, as a result, State Street Bank made false claims and engaged in unfair competition. The Attorney General has asserted actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
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
We offer indirect foreign exchange services, such as those we offer to the California pension plans, to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty. Two other putative class actions are currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange transactions with State Street from 1998 onward. The complaints allege that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange transactions with State Street. The complaints seek unspecified damages, disgorgement of profits, and other equitable relief.
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
Our estimated total revenue worldwide from such services was approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages. The resolution of pending matters or the resolution of any that may be initiated, filed or threatened could have a material adverse effect on our consolidated results of operations, our consolidated financial condition and our reputation.
The heightened regulatory and media scrutiny on indirect foreign exchange services has resulted in pressure on our pricing of these services, and clients have reduced the volume of trades executed through these services, each of which has had and is anticipated to continue to have an adverse impact on our revenue from, and the profitability of, these services. Some custody clients or their investment managers have elected to change the manner in which they execute foreign exchange with us or have decided not to use our foreign exchange execution methods. The decline in our indirect foreign exchange revenue in 2012 compared to 2011 was partly attributable to this shift. We do not expect the market, regulatory and other pressures on our indirect foreign exchange services to decrease in 2013. We intend to continue to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by service options. We cannot provide assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange services, or to use alternatives to our existing indirect foreign exchange services, will choose the alternatives offered by us. Accordingly, our revenue from these services may decline further.
Our reputation and business prospects may be damaged if our clients incur substantial losses in investment pools in which we act as agent or are restricted in redeeming their interests in these investment pools.
We manage assets on behalf of clients in several forms, including in collective investment pools, money market funds, securities finance collateral pools, cash collateral and other cash products and short-term investment funds. In addition to the impact on the market value of client portfolios, at various times since 2007, the illiquidity and volatility of both the global fixed-income and equity markets have negatively affected the investment performance of certain of our products and our ability to manage client inflows and outflows from our pooled investment vehicles.
Our management of collective investment pools on behalf of clients exposes us to reputational risk and, in some cases, operational losses. If our clients incur substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share) or other constant net asset value products, receive redemptions as in-kind distributions rather than in cash, or experience significant under-performance relative to the market or our competitors' products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate.
Within our asset management business, we manage investment pools, such as mutual funds and collective investment funds, that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in money market funds and other products designed to maintain a constant net asset value of $1.00.
During the market disruption that accelerated following the bankruptcy of Lehman Brothers, or Lehman, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all client demands in these investment pools without adversely affecting the return to non-withdrawing clients became more difficult. For clients that have invested directly or indirectly in certain of the collateral pools and have sought to terminate their participation in lending programs, we have required, in accordance with the applicable client arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities. In the case of SSgA funds that engage in securities lending, we implemented limitations, which were terminated in 2010, on the portion of an investor's interest in such fund that may be withdrawn during any month.
If higher than normal demands for liquidity from our clients were to return to post-Lehman-bankruptcy levels or increase, managing the liquidity requirements of our collective investment pools could become more difficult. If such liquidity problems were to recur, our relationships with our clients may be adversely affected, and, we could, in certain circumstances, be required to consolidate the investment pools into our consolidated statement of condition; levels of redemption activity could increase; and our consolidated results of operations and business prospects could be adversely affected. In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.
In 2008, we imposed restrictions on cash redemptions from the agency lending collateral pools, as the per unit market value of those funds' assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds' net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition.
In December 2010, in order to increase participants' control over the degree of their participation in the lending program, we divided certain agency lending collateral pools into liquidity pools, from which clients could obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. We believe that our practice of effecting purchases and redemptions of units of the collateral pools, and other constant net asset value products, at $1.00 per unit, notwithstanding that the underlying portfolios have a market value of less than $1.00 per unit, complied and continue to comply with the terms of our unregistered cash collateral pools and was in the best interests of participants in the agency lending program.
Participants in the agency lending program who received units of the duration pool, or who previously received in-kind redemptions from the agency lending collateral pools, could seek to assert claims against us in connection with either their loss of liquidity or unrealized mark-to-market losses. If such claims were successfully asserted, such a resolution could adversely affect our consolidated results of operations in future periods.
While it is currently not our intention, and we do not have contractual or other obligations to do so, we have in the past guaranteed, and may in the future guarantee, liquidity to investors desiring to make withdrawals from a fund or otherwise take actions to mitigate the impact of market conditions on our clients and if permitted by applicable laws. Making a significant amount of such guarantees could adversely affect our own consolidated liquidity and financial condition. Because of the size of the investment pools that we manage, we may not have the financial ability or regulatory authority to support the liquidity or other demands of our clients. The extreme volatility in the equity markets has led to the potential for the return on passive and quantitative products to deviate from their target returns.
Any decision by us to provide financial support to an investment pool to support our reputation in circumstances where we are not statutorily or contractually obligated to do so could result in the recognition of significant losses, could adversely affect the regulatory view of our capital levels or plans and could, in certain situations, require us to consolidate the investment pools into our consolidated statement of condition. Any failure of the pools to meet redemption requests, or under-performance of our pools relative to similar products offered by our competitors, could harm our business and our reputation.
The potential reputational impact from any decision to support or not to support a fund, and from restrictions on redemptions, is most acute in connection with money market funds and other cash products that employ a constant net asset value of $1.00 for purposes of effecting subscriptions and redemptions. The continued use of constant net asset value funds, such as money market funds, or the imposition of further conditions on the offering of such funds, is currently under active consideration in both the U.S. and Europe. The adoption of certain of the proposals under discussion could expose us to increased risk of loss or could make such products less attractive, potentially affecting our revenue from cash pools that we manage or service.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. For example, we have experienced adverse publicity with respect to our indirect foreign exchange services, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similar, regulatory and reputational issues in our transition management business in the U.K. in 2011 adversely affected our revenue from that business in 2012. Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.
Cost shifting to non-U.S. jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We actively strive to achieve cost savings by shifting certain business processes and business support functions to lower-cost geographic locations, such as Poland, India and China. We may accomplish this shift by establishing operations in lower cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be affected by regulatory and client acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that may offset or exceed the expected financial benefits of the lower-cost locations. In addition, the financial benefits of lower-cost locations may diminish over time.
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets. During 2011 and 2012, several financial services firms suffered successful cyber attacks launched domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm.
Our computer, communications, data processing, networks, backup or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services, maintain compliance and internal controls or otherwise appropriately conduct our business activities. For example, there could be sudden increases in transaction volumes, electrical or telecommunications outages, cyber attacks or employee or contractor error or malfeasance. In addition, updates to these systems and facilities often involve implementation and integration risks. The third parties with which we do business or which facilitate our business activities, including financial intermediaries, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.
In particular, we, like other financial services firms, will continue to face increasing cyber security threats, including computer viruses, malicious code, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, proprietary or other information or otherwise disrupt or compromise our or our clients' or other parties' business operations and activities. We therefore could experience significant related costs and exposures, including lost or constrained ability to provide our services to clients, regulatory inquiries, enforcements, actions and fines, loss of confidential, personal or proprietary information, litigation, damage to our reputation and enhanced competition.
We may not be able to protect our intellectual property, and we are subject to claims of third-party intellectual property rights.
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others' advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning evolving compensation restrictions applicable, or which may become applicable, to banks and that potentially are not applicable to other financial services firms. The unexpected loss of services of key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates or to provide other services to them.
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
Some of our competitors, including our competitors in core services, have substantially greater capital resources than we do. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality and intra-company confidentiality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.
Acquisitions, strategic alliances, joint ventures and divestitures pose risks for our business.
As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. In 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, and we continued the integration of prior acquisitions. We undertake transactions of varying sizes to, among other reasons, expand our geographic footprint, access new clients, technologies or services, develop closer or more collaborative relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by acquisition-related charges. Further, past acquisitions, including our acquisition of GSAS, have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under current requirements and proposals. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that these assets will no longer have value.
Through our acquisitions or joint ventures, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk mitigants we put in place may not be sufficient to address these liabilities and contingencies.
Various regulatory approvals or consents are generally required prior to closing of these transactions, which may include approvals of the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Acquisitions or joint ventures we announce may not be completed, if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
The integration of our acquisitions results in risks to our business and other uncertainties.
The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in client dissatisfaction and defection. Clients of investment servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these clients or a significant reduction in the revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions or cause impairment to goodwill and other intangibles.
With any acquisition, the integration of the operations and resources of the businesses could result in the loss of key employees, the disruption of our and the acquired company's ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with clients or employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources.
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
We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services to clients, primarily for conversions, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
The profitability of these contracts is largely a function of our ability to accurately calculate pricing for our services, efficiently assume our contractual responsibilities in a timely manner, control our costs and maintain the relationship with the client for an adequate period of time to recover our up-front investment. Our estimate of the profitability of these arrangements can be adversely affected by declines in the assets under the clients' management, whether due to general declines in the securities markets or client-specific issues. In addition, the profitability of these arrangements may be based on our ability to cross-sell additional services to these clients, and we may be unable to do so.
Performance risk exists in each contract, given our dependence on successful conversion and implementation onto our own operating platforms of the service activities provided. Our failure to meet specified service levels or implementation timelines may also adversely affect our revenue from such arrangements, or permit early termination of the contracts by the client. If the demand for these types of services were to decline, we could see our revenue decline.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.
We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external, including service provider, risks in our various businesses. Risks that individuals, either employees or contractors, consciously circumvent established control mechanisms to, for example, exceed trading or investment management limitations, or commit fraud, are particularly challenging to subject to a control framework. The financial and reputational impact of control failures can be significant. Persistent or repeated issues with respect to controls may raise concerns among regulators regarding our culture, governance and control environment.
In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that expose us to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements. We face the risk that the control policies, procedures and systems we have established to comply with our operational requirements will fail, will be inadequate or will become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses.
We may also be subject to disruptions from external events that are wholly or partly beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our clients, vendors and counterparties could suffer from such events. Should these events affect us, or the clients, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable and estimable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which could have a material adverse effect on our consolidated results of operations in the period in which such actions or matters are resolved.
Changes in accounting standards may be difficult to predict and may adversely affect our consolidated financial statements.
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the Financial Accounting Standards Board or their convergence efforts with the International Accounting Standards Board, as well as changes in the interpretation of existing accounting standards, by the Financial Accounting Standards Board or the SEC or otherwise reflected in U.S. generally accepted accounting principles, potentially could affect our consolidated results of operations, cash flows and financial condition. These changes are difficult to predict, and can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of consolidated financial statements for prior periods.
Changes in tax laws, rules or regulations, challenges to our tax positions with respect to historical transactions, and changes in the composition of our pre-tax earnings may increase our effective tax rate and thus adversely affect our consolidated financial statements.
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal government, Massachusetts, other state governments and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our business that could have a negative impact on our after-tax earnings.
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
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients' trade secrets and confidential information (including client transactional data and personal data about our employees, our clients and our clients' clients). Unauthorized access to such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
The quantitative models we use to manage our business may contain errors that result in inadequate risk assessments, inaccurate valuations or poor business decisions.
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest-rate risk and business risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset-and-liability management and whether to change business strategy. In all of these uses, errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences. Because of our widespread usage of models, potential errors in models pose an ongoing risk to us.
Additionally, we may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make for regulatory and economic capital may not adequately capture or express the true risk profiles of our businesses. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. While our risk measures may indicate sufficient capitalization, we may in fact have inadequate capital to conduct our businesses.
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
Terrorism may also take the form of the theft or misappropriation of property, confidential information or financial assets. Due to our role as a financial services institution, our businesses are already subject to similar risks of theft, misappropriation and embezzlement with respect to our and our clients' property, information and assets. Our employees and contractors and other partners have access to our facilities and internal systems and may seek to create the opportunity to engage in these activities. In the event our controls and procedures to prevent theft, misappropriation or embezzlement fail or are circumvented, our business would be negatively affected by, among other things, the related financial losses, diminished reputation and the threat of litigation and regulatory inquiry, enforcements and fines, or may have a material impact on our consolidated results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy a total of approximately 8.4 million square feet of office space and related facilities worldwide, of which approximately 7.4 million square feet are leased. Of the total leased space, approximately 3.3 million square feet are located in eastern Massachusetts. An additional 1.5 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.9 million square feet in the U.K. and elsewhere in Europe, and approximately 700,000 square feet in the Asia/Pacific region.
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of the building, as well as the entire 366,000-square-foot parking garage at One Lincoln Street, under 20-year non-cancelable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for approximately 153,000 square feet of the building. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1.1 million square feet (720,000 square feet owned and 380,000 square feet leased), function as State Street Bank's principal operations facilities.
We occupy other principal properties located in Missouri, New Jersey, California and Ontario, composed of four leased buildings containing a total of approximately 860,000 square feet, under leases expiring from August 2015 to October 2022. Significant properties in the U.K. and Europe include seven buildings located in England, Poland, Ireland, Luxembourg and Italy, containing approximately 1.1 million square feet under leases expiring from April 2021 through August 2034. Principal properties located in China and Australia consist of three buildings containing approximately 420,000 square feet under leases expiring from February 2013 through May 2021.
We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in note 19 to the consolidated financial statements included under Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these proceedings is inherently difficult to predict. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition, although an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required, and on our consolidated financial condition and our reputation.
To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established reserves with respect to the claims discussed and do not believe that potential exposure, if any, as to any matters discussed can be reasonably estimated. For additional information with respect to our evaluation of loss contingencies and establishment of reserves, refer to note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
SSgA
We are currently defending two related ERISA class actions by investors in unregistered SSgA-managed collective trust and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The first action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in the SSgA collective trust between April 2004 and the present. We have not established a reserve with respect to this matter. The second action, filed January 2013, challenges the division of our securities lending-related revenue between common trust funds and State Street in its role as lending agent. It similarly alleges, among other things, that State Street breached its fiduciary duty to investors in those funds.
We have previously reported on litigation and claims against State Street related to (i) the active fixed-income strategies that were the subject of our 2010 regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State, and (ii) certain prime brokerage arrangements between four SSgA-managed common trust funds and various Lehman entities. All of those matters have been settled.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, the difference would have been approximately $11 million as of December 31, 2012. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have established a reserve of $10 million in connection with this matter.
Foreign Exchange
We offer our custody clients and their investment managers the option to route foreign exchange transactions to our foreign exchange desk through our asset-servicing operation. We record as revenue an amount approximately equal to the difference between the rates we set for those trades and indicative interbank market rates at the time of settlement of the trade. As discussed more fully below, claims have been asserted on behalf of certain current and former custody clients, and future claims may be asserted, alleging that our indirect foreign exchange rates (including the differences between those rates and indicative interbank market rates at the time we executed the trades) were not adequately disclosed or were otherwise improper, and seeking to recover, among other things, the full amount of the revenue we obtained from our indirect foreign exchange trading with them.
In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
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
We have not established a reserve with respect to any of the pending legal proceedings related to our indirect foreign exchange services. We cannot provide any assurance as to the outcome of the pending proceedings, or whether other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services.
Our estimated total revenue worldwide from such services was approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
Shareholder Litigation
Four shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. A second complaint is a purported shareholder derivative action on behalf of State Street. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints variously allege violations of the federal securities laws, common law and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. We have not established a reserve with respect to these matters.
Transition Management
In 2011, we identified a limited number of instances in which clients of our U.K. transition management businesses had been intentionally charged amounts in excess of the contractual terms. We conducted an investigation of such business with the assistance of external counsel and accounting firms, and we notified and have reimbursed or offered to reimburse the limited number of clients which we identified as having been intentionally overcharged. We have also reported this matter to the U.K. FSA and have cooperated with them in connection with this matter. We have established reserves in an aggregate amount of $10 million for indemnification costs and the potential for a financial penalty in connection with a resolution of this matter with the FSA.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege various claims, including claims under the Massachusetts consumer protection statute, in connection with certain assets managed by TAG and custodied with State Street. The complaints include a putative class action, which alleges that the class has suffered tens of millions of dollars in damages, and a number of individual complaints, which seek unspecified damages. We have not established a reserve with respect to these matters.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with regard to each of our executive officers as of February 22, 2013.

Name	Age	Position
Joseph L. Hooley	55	Chairman, President and Chief Executive Officer
Joseph C. Antonellis	58	Vice Chairman
Jeffrey N. Carp	56	Executive Vice President, Chief Legal Officer and Secretary
John L. Klinck, Jr.	49	Executive Vice President
Andrew Kuritzkes	52	Executive Vice President and Chief Risk Officer
James J. Malerba	58	Executive Vice President, Corporate Controller and Chief Accounting Officer
Peter O'Neill	54	Executive Vice President
James S. Phalen	62	Executive Vice President
Scott F. Powers	53	President and Chief Executive Officer of State Street Global Advisors
Alison A. Quirk	51	Executive Vice President
Edward J. Resch	60	Executive Vice President and Chief Financial Officer
Michael F. Rogers	55	Executive Vice President
All executive officers are appointed by the Board and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
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
Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. Later in 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982. Mr. Carp served as interim Chief Risk Officer from February 2010 until September 2010.
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
Mr. Malerba joined State Street in 2004 as Deputy Corporate Controller. In 2006, he was appointed Corporate Controller and Chief Accounting Officer. Prior to joining State Street, he served as Deputy Controller at FleetBoston Financial Corporation from 2000 and continued in that role after the merger with Bank of America Corporation in 2004.
Mr. O'Neill has served as Executive Vice President and head of Global Markets and Global Services in Europe, the Middle East and Africa since November 2012 and prior to that he served as head of Global Markets and Global Services in the Asia/Pacific region. He joined State Street in 1985 and has held several senior positions during his tenure, including his appointment in January 2000 as managing director of State Street Global Markets in Europe. This role was expanded in June 2006 to include responsibility for Investor Services for the U.K., Middle East and Africa.
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
Mr. Resch joined State Street in 2002 as Executive Vice President and Chief Financial Officer. He also served as Treasurer from 2006 until January 2008. Prior to joining State Street, Mr. Resch was Chief Financial Officer of Pershing, a Credit Suisse First Boston subsidiary, and prior to that, he served as Managing Director and Chief Accounting Officer of Donaldson, Lufkin & Jenrette, Inc. and as Chief Financial and Administrative Officer of that firm's capital markets group. In November 2012, Mr. Resch informed State Street of his plan to retire in 2013, following the appointment of his successor and an orderly transition of his responsibilities.
Mr. Rogers joined State Street in 2007 as part of our acquisition of Investors Financial Services Corp., and he has served as Executive Vice President and head of Global Markets and Global Services - Americas since November 2011. He has served as head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held since 2009. From State Street's acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. in various capacities, most recently as President beginning in 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 3,532 shareholders of record as of January 31, 2013. Information concerning the market prices of, and dividends on, our common stock during the past two years is provided in “Quarterly Summarized Financial Information (Unaudited)” included under Item 8 of this Form 10-K, and is incorporated herein by reference.
In March 2012, our Board of Directors approved a common stock purchase program authorizing the purchase by us of up to $1.80 billion of our common stock through March 31, 2013. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2012. All shares of our common stock purchased during the periods indicated were purchased under the above-described Board-approved program.

(Dollars in millions, except per share amounts, shares in thousands) Period	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
October 1 - October 31, 2012	4,449	$42.84	$191	$649
November 1 - November 30, 2012	5,838	44.79	261	388
December 1 - December 31, 2012	625	44.74	28	360
Total	10,912	$43.99	$480	$360

Additional information about our common stock, including Board of Directors authorization with respect to purchases by us of our common stock, is provided under “Capital - Regulatory Capital” in Management's Discussion and Analysis included under Item 7, and in note 13 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference.
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
Payment of dividends by State Street Bank is subject to the provisions of the Massachusetts banking law, which provide that State Street Bank's Board of Directors may declare, from State Street Bank's net profits (as defined below), cash dividends annually, semi-annually or quarterly (but not more frequently) and can declare non-cash dividends at any time. Under Massachusetts banking law, for purposes of determining the amount of cash dividends that are payable by State Street Bank, “net profits” is defined as an amount equal to the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
No dividends may be declared, credited or paid so long as there is any impairment of capital stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared by State Street Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock.
Under the Federal Reserve Act, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank's Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” (as defined below) for the preceding two calendar years.
“Retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank's net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank's net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two years and any required transfers to surplus or to a fund for the retirement of preferred stock.
Prior Federal Reserve approval also must be obtained if a proposed dividend would exceed State Street Bank's “undivided profits” (retained earnings) as reported in its Call Reports. State Street Bank may include in its undivided profits amounts contained in its surplus account, if the amounts reflect transfers of undivided profits made in prior periods and if the Federal Reserve's approval for the transfer back to undivided profits has been obtained.
Under the prompt corrective action, or PCA, provisions adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, State Street Bank may not pay a dividend when it is deemed, under the PCA framework, to be under-capitalized, or when the payment of the dividend would cause State Street Bank to be under-capitalized. If State Street Bank is under-capitalized for purposes of the PCA framework, it must cease paying dividends for so long as it is deemed to be under-capitalized. Once earnings have begun to improve and an adequate capital position has been restored, dividend payments may resume in accordance with federal and state statutory limitations and guidelines.
In 2012, the parent company declared quarterly common stock dividends to its shareholders totaling $0.96 per share, or approximately $456 million. In 2011, the parent company declared quarterly common stock dividends to its shareholders totaling $0.72 per share, or approximately $358 million. Currently, the prior approval of the Federal Reserve is required for the parent company to pay future common stock dividends to its shareholders. Information about our dividends and dividends from our subsidiary banks is provided under “Capital - Regulatory Capital” in Management's Discussion and Analysis included under Item 7, and in note 15 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel II and Basel III capital and liquidity standards and the Dodd-Frank Act, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory stress testing” included under Item 1A of this Form 10-K.

In 2012, we issued and sold 20 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million.
We used the proceeds from the above-described offering, together with cash on hand, to redeem all 5,001 outstanding shares of our floating-rate non-cumulative perpetual preferred stock, Series A, liquidation preference per share of $100,000, for an aggregate of approximately $500 million. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. Additional information about the Series C offering and the Series A redemption is provided in “Financial Condition – Capital” in Management's Discussion and Analysis included under Item 7, and in note 15 to the consolidated financial statements included under Item 8, of this Form 10-K.
Information about our equity compensation plans is included under Item 12, and in note 14 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index and the S&P Financial Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2007 at the closing price on the last trading day of 2007, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 80 of the Standard & Poor's 500 companies, representing 26 diversified financial services companies, 22 insurance companies, 17 real estate companies and 15 banking companies.

Comparison of Five-Year Cumulative Total Shareholder Return

State Street Corporation
S&P 500 Index
S&P Financial Index
150
125
100
75
50
25
100
100
63
49
45
80
55
52
92
58
59
94
52
49
109
61
63
2007
2008
2009
2010
2011
2012

	2007	2008	2009	2010	2011	2012
State Street Corporation	$100	$49	$55	$58	$52	$61
S&P 500 Index	100	63	80	92	94	109
S&P Financial Index	100	45	52	59	49	63

ITEM 6.	SELECTED FINANCIAL DATA
(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2012	2011	2010	2009	2008
Total fee revenue	$7,088	$7,194	$6,540	$5,935	$7,747
Net interest revenue	2,538	2,333	2,699	2,564	2,650
Gains (Losses) related to investment securities, net(1)	23	67	(286)	141	(54)
Gain on sale of CitiStreet interest, net of exit and other associated costs	—	—	—	—	350
Total revenue	9,649	9,594	8,953	8,640	10,693
Provision for loan losses	(3)	—	25	149	—
Expenses:
Expenses from operations	6,905	6,789	6,176	5,667	6,780
Claims resolution	(362)	—	—	—	—
Provision for indemnification exposure	—	—	—	—	200
Provisions for litigation exposure and other costs	118	—	—	250	—
Securities lending charge	—	—	414	—	—
Provision for investment account infusion	—	—	—	—	450
Acquisition costs, net(2)	26	16	96	49	115
Restructuring charges	199	253	156	—	306
Total expenses	6,886	7,058	6,842	5,966	7,851
Income before income tax expense and extraordinary loss	2,766	2,536	2,086	2,525	2,842
Income tax expense(3)	705	616	530	722	1,031
Income before extraordinary loss	2,061	1,920	1,556	1,803	1,811
Extraordinary loss, net of taxes	—	—	—	(3,684)	—
Net income (loss)	$2,061	$1,920	$1,556	$(1,881)	$1,811
Adjustments to net income (loss)(4)	(42)	(38)	(16)	(163)	(22)
Net income before extraordinary loss available to common shareholders	$2,019	$1,882	$1,540	$1,640	$1,789
Net income (loss) available to common shareholders	$2,019	$1,882	$1,540	$(2,044)	$1,789
PER COMMON SHARE:
Earnings per common share before extraordinary loss:
Basic	$4.25	$3.82	$3.11	$3.50	$4.32
Diluted	4.20	3.79	3.09	3.46	4.30
Earnings (loss) per common share:
Basic	$4.25	$3.82	$3.11	$(4.32)	$4.32
Diluted	4.20	3.79	3.09	(4.31)	4.30
Cash dividends declared	.96	.72	.04	.04	.95
Closing market price (at year end)	$47.01	$40.31	$46.34	$43.54	$39.33
AT YEAR END:
Investment securities	$121,061	$109,153	$94,130	$93,576	$76,017
Average total interest-earning assets	167,615	147,657	126,256	122,923	132,625
Total assets	222,582	216,827	160,505	157,946	173,631
Deposits	164,181	157,287	98,345	90,062	112,225
Long-term debt	7,429	8,131	8,550	8,838	4,419
Total shareholders' equity	20,869	19,398	17,787	14,491	12,774
Assets under custody and administration (in billions)	24,371	21,807	21,527	18,795	15,907
Assets under management (in billions)	2,086	1,845	2,010	1,951	1,466
Number of employees	29,660	29,740	28,670	27,310	28,475
RATIOS:
Return on average common shareholders' equity before extraordinary loss	10.3%	10.0%	9.5%	13.2%	14.8%
Return on average assets before extraordinary loss	1.05	1.09	1.02	1.12	1.11
Common dividend payout before extraordinary loss	22.43	18.83	1.29	1.17	22.4
Average common equity to average total assets	10.1	10.9	10.8	8.5	7.5
Net interest margin, fully taxable-equivalent basis	1.59	1.67	2.24	2.19	2.08
Tier 1 risk-based capital	19.1	18.8	20.5	17.7	20.3
Total risk-based capital	20.6	20.5	22.0	19.1	21.6
Tier 1 leverage ratio	7.1	7.3	8.2	8.5	7.8

(1) Amount for 2012 reflected a $46 million loss from the sale of Greek investment securities; amount for 2010 included a net loss of $344 million related to a repositioning of the investment portfolio.
(2) Amounts for 2012 and 2011 reflected acquisition costs of $66 million and $71 million, respectively, offset by indemnification benefits of $40 million and $55 million, respectively, for the assumption of income tax liabilities related to the 2010 acquisition of the Intesa securities services business; amount for 2010 included a $7 million tax on bonus payments to employees in the U.K.
(3) Amounts for 2012 and 2011 reflected the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amounts for 2011 and 2010 reflected discrete tax benefits of $103 million and $180 million, respectively, attributable to costs incurred in terminating former conduit asset structures.
(4) Amounts for 2012 and 2011 represented preferred stock dividends and the allocation of earnings to participating securities using the two-class method. Amount for 2010 represented the allocation of earnings to participating securities using the two-class method. Amounts for 2009 and 2008 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury's TARP program in 2008 and redeemed in 2009.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of December 31, 2012, we had consolidated total assets of $222.58 billion, consolidated total deposits of $164.18 billion, consolidated total shareholders' equity of $20.87 billion and 29,660 employees. With $24.37 trillion of assets under custody and administration and $2.09 trillion of assets under management as of December 31, 2012, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
Investment Management, through State Street Global Advisors, or SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs.
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and in note 24 to the consolidated financial statements included under Item 8 of this Form 10-K.
This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements included under Item 8 of this Form 10-K. Certain previously reported amounts presented have been reclassified to conform to current-year presentation. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., referred to as GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are accounting for fair-value measurements, other-than-temporary impairment of investment securities, and impairment of goodwill and other intangible assets. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these significant accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
Certain financial information presented in this Management's Discussion and Analysis is prepared on both a GAAP, or reported basis, and a non-GAAP, or operating basis. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis and excludes the impact of revenue and expenses outside of the normal course of our business, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its most directly comparable GAAP-basis measure.
This Management's Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. securities laws. Forward-looking statements are based on our current expectations about financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in Risk Factors included under Item 1A of this Form 10-K.

OVERVIEW OF FINANCIAL RESULTS

Years Ended December 31,	2012	2011	2010
(Dollars in millions, except per share amounts)
Total fee revenue	$7,088	$7,194	$6,540
Net interest revenue	2,538	2,333	2,699
Gains (Losses) related to investment securities, net	23	67	(286)
Total revenue	9,649	9,594	8,953
Provision for loan losses	(3)	—	25
Expenses:
Expenses from operations	6,905	6,789	6,176
Claims resolution(1)	(362)	—	—
Provisions for litigation exposure and other costs(2)	118	—	—
Securities lending charge	—	—	414
Acquisition costs, net(3)	26	16	96
Restructuring charges, net	199	253	156
Total expenses	6,886	7,058	6,842
Income before income tax expense	2,766	2,536	2,086
Income tax expense(4)	705	616	530
Net income	$2,061	$1,920	$1,556
Adjustments to net income:
Dividends on preferred stock(5)	(29)	(20)	—
Earnings allocated to participating securities(6)	(13)	(18)	(16)
Net income available to common shareholders	$2,019	$1,882	$1,540
Earnings per common share:
Basic	$4.25	$3.82	$3.11
Diluted	4.20	3.79	3.09
Average common shares outstanding (in thousands):
Basic	474,458	492,598	495,394
Diluted	481,129	496,072	497,924
Cash dividends declared per common share	$.96	$.72	$.04
Return on average common equity	10.3%	10.0%	9.5%

(1)Represented a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; refer to “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
(2)Composed of provisions totaling $80 million for exposure primarily related to previously disclosed litigation associated with asset management and securities lending, a special one-time additional charitable contribution of $25 million, and a $13 million loss related to a Lehman Brothers-related OREO property. Additional information about our litigation and other exposure is provided in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
(3)Amounts for 2012 and 2011 reflected acquisition costs of $66 million and $71 million, respectively, offset by indemnification benefits of $40 million and $55 million, respectively, for the assumption of income tax liabilities related to the 2010 acquisition of the Intesa securities services business. Amount for 2010 included a $7 million tax on bonus payments to employees in the U.K.
(4)Amounts for 2012 and 2011 reflected the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amounts for 2011 and 2010 reflected discrete income tax benefits of $103 million and $180 million, respectively, attributable to costs incurred in terminating former conduit asset structures.
(5)Amount for 2012 included $8 million related to Series C Preferred stock and $21 million related to Series A Preferred stock; amount for 2011 related to Series A Preferred stock.
(6)Refer to note 23 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant 2012 events, as well as highlights of our consolidated financial results for 2012 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our results for 2012 to those for 2011, is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights
In March 2012, following our receipt of the results of the Federal Reserve's review of our 2012 capital plan, with respect to which the Federal Reserve did not object to the capital actions we proposed, we took two significant actions. First, we declared a quarterly common stock dividend of $0.24 per share, or approximately $118 million, which was paid in April 2012. This action restored our common stock dividend to its previous split-adjusted high. In all of 2012, we declared quarterly common stock dividends totaling $0.96 per share, or approximately $456 million. In 2011, we declared quarterly common stock dividends totaling $0.72 per share, or approximately $358 million.
Second, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.80 billion of our common stock through March 31, 2013. This new program followed our 2011 common stock purchase program, under which we purchased approximately 16.3 million shares of our common stock at an aggregate cost of approximately $675 million, all in 2011. In 2012, we purchased approximately 33.4 million shares of our common stock, all under the March 2012 program, at an aggregate cost of $1.44 billion. Shares acquired in connection with these purchase programs which remained unissued as of year-end were recorded as treasury stock in our consolidated statement of condition as of December 31, 2012 and 2011.
The Federal Reserve is currently conducting a review of 2013 capital plans submitted by us and by other systemically important financial institutions in January 2013. The levels at which we will be able to declare dividends and purchase shares of our common stock subsequent to the Federal Reserve's review and our receipt of the results of that review will depend on the Federal Reserve's assessment of our capital plan. Additional information about our common stock dividends and our common stock purchase program is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis. In addition, information about dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5 of this Form 10-K.
We continued the implementation of our Business Operations and Information Technology Transformation program. In connection with the program, in 2011 and 2012, we achieved approximately $86 million and $112 million, respectively, of incremental pre-tax expense savings, primarily employee compensation and benefits expenses, resulting in cumulative pre-tax expense savings as of December 31, 2012 of $198 million since the program's inception in 2010. Incremental pre-tax expense savings in 2013 are forecasted to be approximately $220 million. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. Additional information about our Business Operations and Information Technology Transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.
In December 2012, we recorded pre-tax restructuring charges of $133 million associated with targeted staff reductions announced in January 2013 and expected to be substantially completed during 2013. The targeted staff reductions, which were separate from those associated with our Business Operations and Information Technology Transformation program, were undertaken to better align our expenses to our business strategy and related outlook for 2013, and will involve the elimination of approximately 630 positions worldwide. More detailed information about these charges, as well as charges associated with other expense control measures and with the Business Operations and Information Technology Transformation program, is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In December 2012, State Street Bank issued $1 billion of 13-month extendible senior unsecured floating-rate notes. Each of the notes had an initial maturity date of January 13, 2014; on the 18th day of each month, commencing January 18, 2013, holders are entitled to extend the maturity date of their notes for successive one-month periods in accordance with defined procedures. Pursuant to these procedures, the maturity of all of these notes has been extended to March 18, 2014. Additional information about the extendible notes is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
In October 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, a global hedge-fund service provider with approximately $200 billion of single-manager hedge fund assets under administration, at a total purchase price of approximately $550 million, subject to certain adjustments. Additional information about the GSAS acquisition is provided in note 2 to the consolidated financial statements included under Item 8 of this Form 10-K.
In September 2012, we reached an agreement to settle our claims against the Lehman Brothers estate in the U.K., resolving the remainder of our indemnified repurchase and securities lending claims in the U.S. and the U.K. associated with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the 2008 Lehman Brothers bankruptcy. In connection with the resolution of these claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income. Additional information about the settlement and related benefit is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In August 2012, we issued and sold 20 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million.
In October 2012, we used the proceeds from the above-described offering, together with cash on hand, to redeem all 5,001 outstanding shares of our floating-rate non-cumulative perpetual preferred stock, Series A, liquidation preference per share of $100,000, for an aggregate payment of approximately $500 million. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. Additional information about the Series C offering and the Series A redemption is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis, and in note 13 to the consolidated financial statements included under Item 8, of this Form 10-K.
Financial Results
Total revenue for 2012 increased 1% compared to 2011, primarily the result of a slight increase in servicing fee revenue and an 8% increase in management fee revenue, as well as a higher level of net interest revenue, partly offset by declines in trading services revenue and processing fees and other revenue.
Servicing fees for 2012 increased 1% from 2011, mainly due to stronger equity markets, the impact of net new business and revenue added from acquired businesses, partly offset by the impacts of the weaker Euro and client de-risking. In both 2012 and 2011, servicing fees generated outside the U.S.were approximately 42% of total servicing fees. Management fees for 2012 increased 8% from 2011, primarily due to the impact of stronger equity markets, net new business and higher performance fees. Management fees generated outside the U.S. in 2012 were approximately 37% of total management fees, compared to 41% in 2011, with the decline mainly the result of higher levels of management fees generated in the U.S.
Trading services revenue for 2012 declined 17%, mainly the result of a decline in revenue from foreign exchange trading, due to lower currency volatility, and changes in product mix, partly offset by higher client volumes. Securities finance revenue for 2012 increased 7% as a result of higher spreads across all lending programs, partly offset by lower lending volumes.
Net interest revenue for 2012 increased 9% compared to 2011. The overall increase generally resulted from higher levels of interest-earning assets, mainly related to our investment of higher levels of excess client deposits primarily with the Federal Reserve and the European Central Bank, or ECB; growth in the investment portfolio, as we purchased additional securities; and lower funding costs. These increases were partly offset by the impact of generally lower rates on interest-earning assets. Net interest revenue for 2012 and 2011 included $215 million and $220 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with our 2009 asset-backed commercial paper conduit consolidation.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 8 basis points to 1.59% in 2012 from 1.67% in 2011. The investment of excess client deposits, amid continued market uncertainty, increased our average interest-earning assets and our net interest revenue, but negatively affected our net interest margin, as we generally placed such deposits with central banks, and as a result earned the relatively low interest rates paid by the central banks on these balances. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.
As presented in the foregoing “Overview of Financial Results” table, our total expenses declined 2% from 2011. The 2012 expenses reflected the aforementioned benefit of $362 million related to settlements of claims against the Lehman Brothers estate in connection with our resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K. This benefit was mostly offset by aggregate acquisition and restructuring costs of $225 million and provisions for litigation exposure and other costs of $118 million. These provisions were mainly related to previously disclosed litigation associated with asset management and securities lending. The 2011 expenses included aggregate acquisition and restructuring costs of $269 million.
Compensation and employee benefits expenses were relatively flat in 2012 compared to 2011, as costs associated with merit increases and acquisitions in 2012 were almost completely offset by the savings associated with the execution of our Business Operations and Information Technology Transformation program. Compensation and employee benefits expenses included approximately $90 million of costs related to our implementation of the program in 2012, compared to approximately $47 million of such costs in 2011, which costs are not expected to recur subsequent to full implementation of the program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

More detailed information with respect to our expenses is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In 2012, we secured mandates for approximately $1.2 trillion of new business in assets to be serviced; of the total, $671 billion was installed prior to December 31, 2012, with the remaining $551 billion expected to be installed in later periods. The new business not installed by December 31, 2012 was not included in assets under custody and administration as of that date, and had no impact on servicing fee revenue for 2012, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced. We will provide one or more of various services for these new assets to be serviced, including accounting, fund administration, custody, foreign exchange, securities finance, transfer agency, performance analytics, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services, and investment manager and alternative investment manager operations outsourcing.
In 2012, SSgA added approximately $81 billion of net new business in assets to be managed; this net new business includes the previously-disclosed impact of approximately $31 billion of planned redemptions related to the U.S. Treasury's winding down of its portfolio of agency-guaranteed mortgage-backed securities completed in 2012. The net new business of $81 billion was generally composed of approximately $35 billion of net inflows into fixed-income funds, primarily passive; approximately $41 billion of net inflows into ETFs; and approximately $7 billion of net inflows into active and enhanced equity funds; partly offset by approximately $2 billion of net outflows from managed cash.
An additional $18 billion of new business awarded to SSgA but not installed by December 31, 2012 was not included in assets under management as of that date, and had no impact on management fee revenue for 2012, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2012 compared to 2011, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K. A comparison of consolidated results of operations for 2011 with those for 2010 is provided in this Management's Discussion and Analysis under “Comparison of 2011 and 2010.”
TOTAL REVENUE

Years Ended December 31,	2012	2011	2010	% Change 2011-2012
(Dollars in millions)
Fee revenue:
Servicing fees	$4,414	$4,382	$3,938	1%
Management fees	993	917	829	8
Trading services:
Foreign exchange trading	511	683	597	(25)
Brokerage and other trading services	499	537	509	(7)
Total trading services	1,010	1,220	1,106	(17)
Securities finance	405	378	318	7
Processing fees and other	266	297	349	(10)
Total fee revenue	7,088	7,194	6,540	(1)

Net interest revenue:
Interest revenue	3,014	2,946	3,462	2
Interest expense	476	613	763	(22)
Net interest revenue	2,538	2,333	2,699	9

Gains (Losses) related to investment securities, net	23	67	(286)
Total revenue	$9,649	$9,594	$8,953	1
Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue. We earn net interest revenue from client deposits and short-term investment activities by providing deposit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

services and short-term investment vehicles, such as repurchase agreements and commercial paper, to meet clients' needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.
Fee Revenue
Servicing and management fees collectively composed approximately 76% of our total fee revenue for 2012 and 74% for 2011. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
 Generally, servicing fees are affected, in part, by changes in daily average valuations of assets under custody and administration. Additional factors, such as the relative mix of assets serviced, the level of transaction volumes, changes in service level, the nature of services provided, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.
Generally, management fees are affected, in part, by changes in month-end valuations of assets under management. Management fee revenue is relatively more sensitive to market valuations than servicing fee revenue, since a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income values. Additional factors, such as the relative mix of assets managed, changes in service level and other factors, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients using multiple services. Management fees for actively managed products are generally earned at higher rates than those for passive products. Actively managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security valuations were to increase or decrease by 10%, we would anticipate a corresponding change of approximately 1% in our total revenue.
The following table presents selected equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue, respectively. Year-end indices affect the value of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
S&P 500®	1,379	1,268	9%	1,387	1,281	8%	1,426	1,258	13%
NASDAQ®	2,966	2,677	11	2,984	2,701	10	3,020	2,605	16
MSCI EAFE®	1,489	1,590	(6)	1,499	1,609	(7)	1,604	1,413	14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FEE REVENUE

Years Ended December 31,	2012	2011	2010	% Change 2011-2012
(Dollars in millions)
Servicing fees	$4,414	$4,382	$3,938	1%
Management fees	993	917	829	8
Trading services:
Foreign exchange trading	511	683	597	(25)
Brokerage and other trading services	499	537	509	(7)
Total trading services	1,010	1,220	1,106	(17)
Securities finance	405	378	318	7
Processing fees and other	266	297	349	(10)
Total fee revenue	$7,088	$7,194	$6,540	(1)
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
 We are the largest provider of mutual fund custody and accounting services in the U.S., based on asset rankings published in the 2012 Mutual Fund Service Guide. We distinguish ourselves from other mutual fund service providers by offering clients a broad range of integrated products and services, including accounting, daily pricing and fund administration. As of December 31, 2012, we calculated approximately 39.5% of the U.S. mutual fund prices provided to NASDAQ that appeared daily in The Wall Street Journal and other publications with an accuracy rate of 99.94%. We serviced U.S. tax-exempt assets for corporate and public pension funds, and we provided trust and valuation services for more than 5,800 daily-priced portfolios as of December 31, 2012.
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2012, we serviced approximately $914 billion of offshore assets, primarily domiciled in Ireland, Luxembourg and Canada. As of December 31, 2012, we serviced $1.11 trillion of assets under administration in the Asia/Pacific region, and in Japan, we serviced approximately 96% of the trust assets serviced by non-domestic trust banks.
We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2012, we had approximately $1.12 trillion of alternative assets under administration.
The 1% increase in servicing fees compared to 2011 primarily resulted from the impact of stronger equity markets, the impact of net new business installed on current-year revenue, and the addition of revenue from acquired businesses, primarily GSAS. These factors were largely offset by the impacts of the weaker Euro and de-risking by clients, as they remained conservative in their investment allocations. The combined daily averages of equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of approximately 5% compared to 2011. For both 2012 and 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2012	2011	2010	2009	2008	2011-2012 Annual Growth Rate	2008-2012 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$5,852	$5,265	$5,540	$4,734	$4,093	11%	9%
Collective funds	5,363	4,437	4,350	3,580	2,679	21	19
Pension products	5,339	4,837	4,726	4,395	3,621	10	10
Insurance and other products	7,817	7,268	6,911	6,086	5,514	8	9
Total	$24,371	$21,807	$21,527	$18,795	$15,907	12	11
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2012	2011	2010
(In billions)
Equities	$12,276	$10,849	$11,000
Fixed-income	8,885	8,317	7,875
Short-term and other investments	3,210	2,641	2,652
Total	$24,371	$21,807	$21,527

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2012	2011	2010
(In billions)
United States	$17,711	$15,745	$15,889
Other Americas	752	622	599
Europe/Middle East/Africa	4,801	4,400	4,067
Asia/Pacific	1,107	1,040	972
Total	$24,371	$21,807	$21,527

(1)Geographic mix is based on the location at which the assets are serviced.
The increase in total servicing assets from 2011 to 2012 primarily resulted from net increases in worldwide equity markets, net client subscriptions, and a higher level of net new servicing business installations in 2012 compared to net new servicing business installations in 2011. Total servicing asset levels as of December 31, 2012 did not reflect the $551 billion of new business in assets to be serviced awarded to us in 2012 but not installed prior to December 31, 2012. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Through SSgA, we provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed-income securities. SSgA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the value of assets under management and the investment strategy employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The 8% increase in management fees compared to 2011 primarily resulted from stronger equity markets, the impact of net new business installed on current-year revenue and higher performance fees. Combined average month-end equity market valuations, individually presented in the foregoing “INDEX” table, were up an average of approximately 5% compared to 2011. Management fees generated outside the U.S. were approximately 37% of total management fees for 2012 and 41% for 2011, with the decline mainly the result of higher levels of management fees generated in the U.S.
The following tables present the components and geographic mix of assets under management as of the dates indicated.

ASSETS UNDER MANAGEMENT

As of December 31,	2012	2011	2010	2009	2008	2011-2012 Annual Growth Rate	2008-2012 Compound Annual Growth Rate
(Dollars in billions)
Passive:
Equities	$755	$638	$655	$504	$344	18%	22%
Fixed-income	292	246	363	395	200	19	10
Exchange-traded funds(1)	337	274	255	205	170	23	19
Other(2)	211	195	210	211	163	8	7
Total Passive	1,595	1,353	1,483	1,315	877	18	16
Active:
Equities	52	50	55	66	72	4	(8)
Fixed-income	17	19	17	25	32	(11)	(15)
Other	55	45	28	28	17	22	34
Total Active	124	114	100	119	121	9	1
Cash	367	378	427	517	468	(3)	(6)
Total	$2,086	$1,845	$2,010	$1,951	$1,466	13	9

(1)Includes SPDR® Gold Fund, for which State Street is not the investment manager but acts as distribution agent.
(2)Includes currency, alternatives, assets passed to sub-advisors and multi-asset class solutions.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2012	2011	2010
(In billions)
United States	$1,394	$1,285	$1,425
Other Americas	39	30	29
Europe/Middle East/Africa	351	320	341
Asia/Pacific	302	210	215
Total	$2,086	$1,845	$2,010

(1)Geographic mix is based on the location at which the assets are managed.
The increase in total assets under management from 2011 to 2012 resulted from net market appreciation during the year in the values of the assets managed, as well as net new business installed of $81 billion, which included the previously-disclosed impact of the planned redemption in 2012 of $31 billion of assets in connection with the Department of the U.S. Treasury's winding down of its portfolio of agency-guaranteed mortgage-backed securities. In 2012, ETF assets under management increased 23%, due partly to $41 billion of net inflows, passive equities under management increased 18% and passive fixed-income assets under management increased 19%, the result of net inflows, partly offset by the impact of the above-described U.S. Treasury asset redemptions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents activity in assets under management for the three years ended December 31:
ASSETS UNDER MANAGEMENT

Years Ended December 31,	2012	2011	2010
(In billions)
Balance at beginning of year	$1,845	$2,010	$1,951
Net new (lost) business	112	(30)	(12)
Sales of U.S. Treasury portfolio of asset-backed securities(1)	(31)	(125)	(56)
Assets added from Bank of Ireland Asset Management acquisition	—	23	—
Market appreciation (depreciation)	160	(33)	127
Balance at end of year	$2,086	$1,845	$2,010

(1) Amounts were associated with the U.S. Treasury's winding down of its portfolio of agency-guaranteed mortgage-backed securities.
The net new business of $81 billion for 2012 presented in the table did not include $18 billion of new business awarded to SSgA in 2012 but not installed prior to December 31, 2012. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Trading Services
The following table summarizes the components of trading services revenue for the years ended December 31:

Years Ended December 31,	2012	2011	2010	% Change 2011-2012
(Dollars in millions)
Foreign exchange trading:
Direct sales and trading	$263	$352	$261	(25)%
Indirect foreign exchange trading	248	331	336	(25)
Total foreign exchange trading	511	683	597	(25)
Brokerage and other trading services:
Electronic foreign exchange trading	210	249	211	(16)
Other trading, transition management and brokerage	289	288	298	—
Total brokerage and other trading services	499	537	509	(7)
Total trading services revenue	$1,010	$1,220	$1,106	(17)
Trading services revenue includes revenue from foreign exchange trading, as well as revenue from brokerage and other trading services. We earn foreign exchange trading revenue by acting as a principal market maker. We offer a range of foreign exchange, or FX, products, services and execution models. Most of our FX products and execution services can be grouped into three broad categories, which are further explained below: “direct sales and trading FX,” “indirect FX” and “electronic foreign exchange trading.” With respect to electronic foreign exchange trading, we provide an execution venue but do not act as agent or principal.
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management, commission recapture and self-directed brokerage. These products are differentiated by our position as an agent of the institutional investor. Revenue earned from these brokerage and other trading products is recorded in other trading, transition management and brokerage within brokerage and other trading services revenue.
Foreign exchange trading revenue is influenced by three principal factors: the volume and type of client FX transactions; currency volatility; and the management of currency and rate market risks. Revenue earned from direct sales and trading FX and indirect FX is recorded in foreign exchange trading revenue. Revenue earned from electronic foreign exchange trading is recorded in brokerage and other trading services revenue.
The 17% decline in trading services revenue compared to 2011, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total FX trading revenue declined 25% compared to 2011. The decline was primarily the result of declines in currency volatility and spreads, partly offset by higher client volumes. This revenue was also affected by changes in mix between direct and indirect FX trading activities. We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading FX.” Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX.” We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.
For 2012 and 2011, our estimated indirect FX revenue declined 25%, mainly the result of lower volatility, a 17% decline in client volumes and lower spreads. All other FX revenue, other than this indirect FX revenue estimate, is estimated and considered by us to be direct sales and trading FX revenue. For 2012 and 2011, our estimated direct sales and trading FX revenue also declined 25%, mainly the result of lower spreads, partly offset by higher client volumes. Declines in volatility also contributed to the decline in direct sales and trading FX revenue.
During 2012, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street Global Markets, a unit of our Investment Servicing line of business, clients can transition to either direct sales and trading FX execution, including our “Street FX” service that enables our clients to define their FX execution strategy and automate the foreign exchange trade execution process, in which State Street continues to act as a principal market maker, or to one of our electronic trading platforms. The decline in indirect FX revenue in 2012 compared to 2011 was partly attributable to this shift. We continue to expect that some clients may choose, over time, to reduce their level of indirect foreign exchange transactions in favor of other execution methods, including either direct foreign exchange transactions or electronic foreign exchange trading, which we provide. To the extent that clients shift to other execution methods that we provide, our foreign exchange trading revenue may decrease, even if volumes remain consistent.
Total brokerage and other trading services revenue declined 7% compared to 2011. Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the years ended December 31, 2012 and 2011, our revenue from electronic FX trading platforms declined 16%, primarily the result of a 19% decline in client volumes. Our revenue from transition management, recorded in brokerage and other trading services revenue, and related expenses in 2011 and 2012 were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.
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
 Our securities finance business provides liquidity to the financial markets, as well as an effective means for clients to earn incremental revenue on their securities portfolios. By acting as a lending agent and coordinating loans between lenders and borrowers, we lend securities and provide liquidity to clients worldwide. Borrowers provide collateral in the form of cash or securities to State Street in return for loaned securities. Borrowers are generally required to provide collateral equal to a contractually-agreed percentage equal to or in excess of the fair value of the loaned securities. As the fair value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. Such movements are typically referred to as daily mark-to-market collateral adjustments.
We also participate in securities lending transactions as a principal. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating, and we have the ability to source securities through our assets under custody and administration.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. The 7% increase in securities finance revenue from 2011 to 2012 was substantially the result of higher spreads across all lending programs, partly offset by a 10% decline in average lending volumes in the same comparison. Average spreads increased 23% for 2012 compared to 2011, and securities on loan averaged approximately $323 billion for 2012 compared to approximately $361 billion for 2011.
Market influences may continue to affect our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our investments in tax-advantaged investments. Processing fees and other revenue declined 10% from 2011 to 2012. The decline was mainly due to the negative impacts of higher amortization expense associated with an increase in tax-advantaged investments in renewable energy and lower revenue from joint ventures. The declines were partly offset by the absence of the negative fair-value adjustments recorded in 2011 related to positions in the fixed-income trading initiative, from which we withdrew beginning in the fourth quarter of 2011. The negative impact of the amortization expense on processing fees and other revenue is generally more than offset by the tax credits generated by the underlying investments, which are recorded as a reduction of income tax expense.

NET INTEREST REVENUE
Net interest revenue is defined as total interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between fully taxable-equivalent net interest revenue and average total interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the years indicated:

Years Ended December 31,	2012			2011			2010
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$26,823	$141.53%		$20,241	$149.74%		$13,550	$93.69%
Securities purchased under resale agreements	7,243	51.71		4,686	28.61		2,957	24.83
Trading account assets	651	—	—	2,013	—	—	376	—	—
Investment securities	113,910	2,690	2.36	103,075	2,615	2.54	96,123	3,140	3.27
Loans and leases	11,610	253	2.19	12,180	280	2.30	12,094	331	2.73
Other interest-earning assets	7,378	3.04		5,462	2.03		1,156	3.24
Average total interest-earning assets	$167,615	$3,138	1.88	$147,657	$3,074	2.08	$126,256	$3,591	2.84
Interest-bearing deposits:
U.S.	$9,333	$19.20%		$4,049	$11.27%		$8,632	$37.43%
Non-U.S.	89,059	147.16		84,011	209.25		68,326	176.26
Securities sold under repurchase agreements	7,697	1.01		9,040	10.11		8,108	4.05
Federal funds purchased	784	1.09		845	—	—	1,759	1.05
Other short-term borrowings	4,676	71	1.52	5,134	86	1.67	13,590	252	1.86
Long-term debt	7,008	222	3.17	8,966	289	3.22	8,681	286	3.30
Other interest-bearing liabilities	5,898	15.26		3,535	8.24		940	7.69
Average total interest-bearing liabilities	$124,455	$476.39		$115,580	$613.53		$110,036	$763.69
Interest-rate spread			1.49%			1.55%			2.15%
Net interest revenue - fully taxable-equivalent basis		$2,662			$2,461			$2,828
Net interest margin - fully taxable-equivalent basis			1.59%			1.67%			2.24%
Tax-equivalent adjustment		(124)			(128)			(129)
Net interest revenue - GAAP basis		$2,538			$2,333			$2,699
For 2012 compared to 2011, average total interest-earning assets increased, mainly the result of the investment of higher levels of interest-bearing and noninterest-bearing client deposits into interest-bearing deposits with banks, as well as purchases of investment securities. During the past year, our clients have placed additional deposits with us amid market and public concerns related to various economic events. The increases in average interest-bearing deposits with banks resulted from the placement of additional client deposits with various central banks globally, primarily the Federal Reserve and the ECB. Although the investment of these client deposits increased our average interest-earning assets and our net interest revenue, it negatively affected our net interest margin, as these placements generate only marginal, and in some cases zero percent, returns. The investment securities portfolio grew as we took advantage of market opportunities, primarily in the first half of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Securities purchased under resale agreements increased to meet client liquidity needs, as eligible collateral in our portfolio of U.S. Treasury securities was reduced. Increased levels of cash collateral provided in connection with our role as principal in certain securities finance activities drove other earning assets higher. While these activities support our overall profitability, they put downward pressure on our net interest margin.
Net interest revenue on a GAAP basis increased 9%, and on a fully taxable-equivalent basis increased 8%, compared to 2011. The increases were primarily driven by the impacts of higher levels of interest-earning assets, mainly the result of higher levels of client deposits invested with the Federal Reserve, the ECB and other non-U.S. central banks; the growth in the investment portfolio more fully described below; and lower funding costs. These increases were generally offset by the impact of lower non-U.S. interest rates and the decline in fixed-rate portfolio yields on interest-earning assets.
Subsequent to the previously disclosed 2009 commercial paper conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.77 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011 and $215 million in 2012). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2012 to generate aggregate discount accretion in future periods of approximately $770 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 17 to the consolidated financial statements included under Item 8 in this Form 10-K.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the ECB and other non-U.S. central banks to satisfy reserve requirements, averaged $26.82 billion for the year ended December 31, 2012, compared to $20.24 billion for the year ended December 31, 2011, reflecting the impact of the placement of higher levels of excess client deposits. Average aggregate excess deposits approximated $16 billion and $10 billion for the years ended December 31, 2012 and 2011, respectively. Given the expiration of the FDIC's Transaction Account Guarantee, or TAG, effective December 31, 2012, and absent any significant uncertainty related to issues associated with the federal debt ceiling, we expect to invest future excess client deposits in either highly liquid money market assets, including central bank deposits, or in investment securities, depending on our assessment of the characteristics of the deposits. Consequently, in future periods, to the extent that we invest such deposits in investment securities, we may no longer characterize certain client deposits as excess.
 Average securities purchased under resale agreements increased to $7.24 billion for the year ended December 31, 2012 from $4.69 billion for the year ended December 31, 2011. Average trading account assets declined from $2.01 billion for the year ended December 31, 2011 to $651 million for the year ended December 31, 2012, the result of our withdrawal from our fixed-income trading initiative beginning in the fourth quarter of 2011.
Our average investment securities portfolio increased to $113.91 billion for the year ended December 31, 2012 from $103.08 billion for the year ended December 31, 2011. The increase was generally the result of ongoing purchases of securities, partly offset by maturities, prepayments and sales. During 2012, we purchased approximately $61 billion of portfolio securities, including U.S. Treasury securities, mortgage- and asset-backed and agency mortgage-backed securities, and non-U.S. government securities. As of December 31, 2012, securities rated “AAA” and “AA” represented approximately 88% of our portfolio, consistent with such composition as of December 31, 2011.
Loans and leases averaged $11.61 billion for the year ended December 31, 2012, compared to $12.18 billion for the year ended December 31, 2011. The decline was mainly related to lower levels of client demand for short-duration liquidity, as well as declines in leveraged leases and purchased receivables, mainly from maturities and pay-downs. For both 2012 and 2011, approximately 29% of our average loan and lease portfolio was composed of short-duration advances that provided liquidity to clients in support of their investment activities related to securities settlement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents average U.S. and non-U.S. short-duration advances for the years indicated:

	Years Ended December 31,
(In millions)	2012	2011	2010
Average U.S. short-duration advances	$1,972	$1,994	$1,924
Average non-U.S. short-duration advances	1,393	1,585	1,366
Average total short-duration advances	$3,365	$3,579	$3,290
For the year ended December 31, 2012, the decrease in average total short-duration advances compared to 2011 was mainly the result of non-U.S. clients currently holding higher levels of liquidity, as well as the impact of foreign currency translation on non-U.S. advances.
Average other interest-earning assets increased to $7.38 billion for the year ended December 31, 2012 from $5.46 billion for the year ended December 31, 2011. The increased levels were primarily the result of higher cash collateral provided in connection with our role as principal in certain securities finance activities.
Aggregate average interest-bearing deposits increased to $98.39 billion for the year ended December 31, 2012 from $88.06 billion for the year ended December 31, 2011. This increase mainly reflected higher levels of wholesale certificates of deposit issued in connection with our management of liquidity (refer to our discussion of liquidity management under “Financial Condition - Liquidity” in this Management's Discussion and Analysis), as well as higher levels of non-U.S. transaction accounts associated with new and existing business in assets under custody and administration. Although there has been a modest decline in deposits as a result of the expiration of the FDIC's TAG, future deposit levels will be influenced by anticipated growth in the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $4.68 billion for the year ended December 31, 2012 from $5.13 billion for the year ended December 31, 2011, as higher levels of client deposits provided additional liquidity. Average long-term debt decreased to $7.01 billion for the year ended December 31, 2012 from $8.97 billion for the year ended December 31, 2011. The decrease primarily reflected the maturities of $1.45 billion of senior notes in September 2011 and $1.50 billion of senior notes in April 2012, all previously issued by State Street Bank under the FDIC's Temporary Liquidity Guarantee Program. Additional information about our long-term debt is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
 Average other interest-bearing liabilities increased to $5.90 billion for the year ended December 31, 2012 from $3.54 billion for the year ended December 31, 2011. The increase was primarily the result of higher levels of client cash collateral received in connection with our role as principal in certain securities finance activities.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of the various central banks; changes in U.S. and non-U.S. interest rates; the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; and the yields earned on securities purchased compared to the yields earned on securities sold or matured.
Based on market conditions and other factors, we continue to re-invest the proceeds from pay-downs and maturities of securities in highly-rated investment securities, such as U.S. Treasuries and Agencies, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. These factors and the level of interest rates worldwide are expected to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin. In addition, in a prolonged period of low interest rates and low spreads, certain products that we offer, including deposit services, cash funds and securities finance, may be less attractive to our clients, and any resulting declines in assets invested in such products could adversely affect our consolidated results of operations and our liquidity management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the years indicated:

Years Ended December 31,	2012	2011
(In millions)
Net realized gains from sales of available-for-sale securities	$55	$140

Losses from other-than-temporary impairment	(53)	(123)
Losses not related to credit	21	50
Net impairment losses	(32)	(73)
Gains (Losses) related to investment securities, net	$23	$67

Impairment associated with expected credit losses	$(16)	$(42)
Impairment associated with management’s intent to sell the impaired securities prior to their recovery in value	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(16)	(23)
Net impairment losses	$(32)	$(73)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. In 2012 and 2011, we sold approximately $5.35 billion and $16.27 billion, respectively, of such investment securities and recorded net realized gains of $55 million and $140 million, respectively.
The net realized gains from sales of available-for-sale securities in 2012 reflected a loss of $46 million from the sale of all of our Greek investment securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
The aggregate unrealized losses on securities for which other-than-temporary impairment was recorded in 2012 were $53 million. Of this total, $21 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded the remaining $32 million of losses ($16 million associated with expected credit losses and $16 million associated with adverse changes in timing of expected future cash flows) in our consolidated statement of income. In 2011, we recorded losses from other-than-temporary impairment related to credit of $73 million ($42 million associated with expected credit losses, $8 million associated with management's intent to sell the impaired securities prior to their recovery in value, and $23 million associated with adverse changes in timing of expected future cash flows) in our consolidated statement of income.
In 2012, we recorded $10 million of other-than-temporary impairment associated with expected credit losses related to U.S. non-agency residential mortgage-backed securities, with the remaining $6 million related to non-U.S. mortgage- and asset-backed securities. We also recorded other-than-temporary impairment of $16 million in 2012 associated with adverse changes in timing of expected future cash flows, substantially related to non-U.S. mortgage-backed securities.
We regularly review the investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains and losses from sales of securities and our process to identify other-than-temporary impairment, is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES
The following table presents the components of expenses for the years indicated:

Years Ended December 31,	2012	2011	2010	% Change
(Dollars in millions)				2012-2011
Compensation and employee benefits	$3,837	$3,820	$3,517
Information systems and communications	844	776	713	9%
Transaction processing services	702	732	653	(4)
Occupancy	470	455	463	3
Claims resolution	(362)	—	—
Securities lending charge	—	—	414
Acquisition costs, net	26	16	96
Restructuring charges, net	199	253	156
Other:
Professional services	381	347	277	10
Amortization of other intangible assets	198	200	179	(1)
Securities processing costs (recoveries)	24	(6)	63
Regulator fees and assessments	61	53	52	15
Other	506	412	259	23
Total other	1,170	1,006	830	16
Total expenses	$6,886	$7,058	$6,842	(2)
Number of employees at year end	29,660	29,740	28,670
Expenses from Operations
Total expenses for 2012 declined 2% compared to 2011. Total expenses for 2012 reflected a benefit of $362 million related to claims associated with the 2008 Lehman Brothers bankruptcy. This benefit is described below and in note 21 to the consolidated financial statements included under Item 8 of this Form 10-K.
Compensation and employee benefits expenses were relatively flat in 2012 compared to 2011, as costs added from merit increases and acquisitions in 2012 were almost completely offset by the expense savings associated with the 2011 expense control measures and the execution of our Business Operations and Information Technology Transformation program. In addition, compensation and employee benefits expenses included approximately $90 million of costs related to our implementation of the program in 2012, compared to approximately $47 million of such costs in 2011, which costs are not expected to recur subsequent to full implementation of the program.
Information systems and communications expenses increased 9% in 2012 compared to 2011. Although the overall effect of the Business Operations and Information Technology Transformation program was a reduction of our total expenses in 2012 compared to our total 2010 expenses from operations, and excluding increases due to other factors, the increase in information systems and communications expenses primarily resulted from the impact of our implementation of the program, as we expanded our use of service providers associated with components of our technology infrastructure and application maintenance and support. Also contributing to the increase in 2012 compared to 2011 were additional costs incurred to support business growth.
Transaction processing services expenses, which are volume-related and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services, declined primarily as a result of lower sub-custodian and external contract services costs related to declines in transaction volumes in trading services and our withdrawal from the fixed-income trading initiative.
The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other costs) for 2012 compared to 2011 resulted primarily from the impact of litigation and consulting costs on professional fees, higher levels of securities processing costs and higher levels of regulator fees and assessments.
Claims Resolution
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Brothers entities.  The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements.  In 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million.  In 2012, we received two distributions totaling $338 million.
In September 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements.  This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income in 2012. Both certified claims retained as part of the settlement agreements were subsequently sold at their respective fair values, resulting in an additional gain of approximately $10 million, which was also recorded in our consolidated statement of income in 2012.
Acquisition Costs
In 2012, we incurred acquisition costs of $66 million, mainly related to integration costs incurred in connection with the 2012 GSAS acquisition and our 2010 acquisition of the Intesa securities services business, or Intesa acquisition. These acquisition costs were offset by an indemnification benefit of $40 million for the assumption of an income tax liability related to the Intesa acquisition. The acquisition costs of $71 million incurred in 2011 were composed of integration costs primarily associated with the 2011 Bank of Ireland Asset Management, Intesa and 2010 Mourant International Finance Administration acquisitions. These acquisition costs were offset by an indemnification benefit of $55 million for the assumption of an income tax liability related to the Intesa acquisition. The indemnification benefits of $40 million in 2012 and $55 million in 2011 were offset by corresponding income tax expense of $40 million and $55 million, respectively (refer to note 22 to the consolidated financial statements included under Item 8 of this Form 10-K).
Restructuring Charges
The net restructuring charges of $199 million recorded in 2012, more fully described below, included $67 million related to the continuing implementation of our Business Operations and Information Technology Transformation program. The remaining net restructuring charges of $132 million for 2012 were composed of charges of $133 million related to expense control measures initiated by us in 2012, more fully described below, and a net credit adjustment of $(1) million related to expense control measures we initiated in 2011. The restructuring charges of $253 million recorded in 2011 consisted of $133 million related to the Business Operations and Information Technology Transformation program and $120 million associated with expense control measures we initiated in 2011, including our withdrawal from our fixed-income trading initiative.
Information with respect to these initiatives (the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures), including charges, staff reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $356 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $67 million in 2012. The following table presents the charges by type of cost:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
Total	$217	$78	$61	$356
The employee-related costs included costs related to severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees to be involuntarily terminated as their roles were eliminated. In 2012, an additional 164 positions were identified for elimination. As of December 31, 2012, in connection with the planned aggregate staff reduction of 2,094 employees described above, 2,029 of such identified employees had been involuntarily terminated, composed of 550 employees in 2010, 782 employees in 2011 and 697 employees in 2012.
In connection with the implementation of the program, we achieved approximately $86 million of pre-tax expense savings in 2011 compared to our 2010 total expenses from operations. In 2012, we achieved additional pre-tax expense savings of approximately $112 million compared to the same expense base. As of December 31, 2012, we have achieved cumulative pre-tax expense savings of approximately $198 million since the program's inception in 2010. Incremental pre-tax expense savings in 2013 are forecasted to be approximately $220 million.
Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, all else being equal, with the full effect realized in 2015. We expect the business operations transformation component of the program to result in approximately $450 million of these savings, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation component of the program to result in approximately $150 million of these savings.
These pre-tax savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. The majority of the annual savings will affect compensation and employee benefits expenses. These savings will be modestly offset by increases in information systems and communications expenses as we implement the program.
Expense Control Measures
During the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(1) million in 2012, in our consolidated statement of income. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
2012	3	(9)	5	(1)
Total	$65	$29	$25	$119
The employee-related costs included costs related to severance, benefits and outplacement services with respect to both aspects of the expense control measures. In connection with these measures, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of December 31, 2012, 378 employees had been involuntarily terminated, composed of 15 employees in 2011 and 363 employees in 2012.
The costs related to the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, during 2012, we wound down that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to asset write-downs and contract terminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the fourth quarter of 2012, specifically in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions, and recorded aggregate pre-tax restructuring charges of $133 million in 2012 in our consolidated statement of income. The charges were composed of employee-related costs, including costs related to severance, benefits and outplacement services. In connection with these measures, we identified 630 employees to be involuntarily terminated as their roles are eliminated. As of December 31, 2012, 40 employees had been involuntarily terminated.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Net accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	$195	$49	$5	$—	$13	$262
INCOME TAX EXPENSE
Income tax expense for 2012 was $705 million compared to $616 million for 2011. Our effective tax rate for 2012 was 25.5% compared to 24.3% for 2011. The increases in both comparisons were primarily associated with the impact of a discrete tax benefit of $103 million recorded in 2011 attributable to costs incurred in terminating former conduit asset structures. In addition, income tax expense for 2012 and 2011 included a net benefit of $(7) million and expense of $55 million, respectively, related to the net effects of certain tax matters associated with the 2010 Intesa acquisition.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 24 to the consolidated financial statements included under Item 8 of this Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2012 included the net realized loss from the sale of all of our Greek investment securities previously classified as held to maturity; a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; provisions for litigation exposure and other costs; acquisition-related integration costs; and restructuring charges associated with both our Business Operations and Information Technology Transformation program and expense control measures. The “Other” column for 2011 included acquisition-related integration costs and restructuring charges associated with our Business Operations and Information Technology Transformation program and expense control measures.
The “Other” column for 2010 included the net loss from sales of investment securities associated with the December 2010 investment portfolio repositioning; acquisition-related integration costs; and restructuring charges associated with our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Business Operations and Information Technology Transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2011 reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012. Results for 2010 were not restated.

	Investment Servicing			Investment Management			Other			Total
Years Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$4,414	$4,382	$3,938	$—	$—	$—	$—	$—	$—	$4,414	$4,382	$3,938
Management fees	—	—	—	993	917	829	—	—	—	993	917	829
Trading services	1,010	1,220	1,106	—	—	—	—	—	—	1,010	1,220	1,106
Securities finance	363	333	265	42	45	53	—	—	—	405	378	318
Processing fees and other	161	195	225	105	102	124	—	—	—	266	297	349
Total fee revenue	5,948	6,130	5,534	1,140	1,064	1,006	—	—	—	7,088	7,194	6,540
Net interest revenue	2,456	2,231	2,553	82	102	146	—	—	—	2,538	2,333	2,699
Gains (losses) related to investment securities, net	69	67	58	—	—	—	(46)	—	(344)	23	67	(286)
Total revenue	8,473	8,428	8,145	1,222	1,166	1,152	(46)	—	(344)	9,649	9,594	8,953
Provision for loan losses	(3)	—	25	—	—	—	—	—	—	(3)	—	25
Expenses from operations	6,033	5,890	5,430	872	899	753	—	—	(7)	6,905	6,789	6,176
Securities lending charge	—	—	75	—	—	339	—	—	—	—	—	414
Claims resolution	—	—	—	—	—	—	(362)	—	—	(362)	—	—
Provisions for litigation exposure and other costs	—	—	—	—	—	—	118	—	—	118	—	—
Acquisition and restructuring costs, net	—	—	—	—	—	—	225	269	252	225	269	252
Total expenses	6,033	5,890	5,505	872	899	1,092	(19)	269	245	6,886	7,058	6,842
Income (loss) before income tax expense	$2,443	$2,538	$2,615	$350	$267	$60	$(27)	$(269)	$(589)	$2,766	$2,536	$2,086
Pre-tax margin	29%	30%	32%	29%	23%	5%				29%	26%	23%
Average assets (in billions)	$189.8	$170.4	$146.9	$4.0	$4.4	$5.1				$193.8	$174.8	$152.0
Investment Servicing
Total revenue for 2012 increased 1% compared to 2011, while total fee revenue declined 3% in the same comparison. The decline in total fee revenue generally resulted from declines in trading services and processing fees and other revenue, partly offset by increases in servicing fees and securities finance revenue.
Trading services revenue decreased 17% in 2012 compared to 2011, primarily due to a 25% decline in foreign exchange trading revenue associated with lower currency volatility and lower spreads, partly offset by higher client volumes. Processing fees and other revenue declined compared to 2011, primarily the result of a higher level of amortization expense related to tax-advantaged investments in renewable energy and lower revenue from joint ventures, partly offset by the absence of the negative fair-value adjustments related to positions in the fixed-income trading initiative that we recorded in 2011 as we withdrew from that business.
The increase in servicing fees primarily resulted from the impact of stronger equity markets, the impact of net new business installed on current-year revenue, and the addition of revenue from acquisitions, primarily GSAS. These factors were offset by the impacts of the weaker Euro and de-risking by clients, as they remained conservative in their investment allocations. Securities finance revenue increased 9% as a result of higher spreads, partly offset by declines in average lending volumes.
Servicing fees, trading services revenue and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Trading Services” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

for a more in-depth discussion. A discussion of securities finance revenue and processing fees and other revenue is provided under “Securities Finance” and “Processing Fees and Other” in “Total Revenue.”
Net interest revenue in 2012 increased 10% compared to 2011 due primarily to the impact of higher interest-earning assets, partly offset by lower asset yields.
Total expenses from operations increased 2% in 2012 compared to 2011. Information systems and communications expenses increased, primarily the result of the continued implementation of the Business Operations and Information Technology Transformation program, as we expanded our use of service providers associated with components of our technology infrastructure and application maintenance and support. Also contributing to the increase in information systems and communications expenses were additional costs incurred to support business growth. Certain other expenses (professional services, securities processing costs and regulator fees and assessments) increased in 2012 compared to the same period in 2011, primarily from the impact of litigation and consulting costs on our professional fees, higher levels of securities processing costs and higher regulator fees and assessments.
These expense increases were partly offset by a decline in transaction processing services expenses, which are volume-related and include equity trading services and fees related to securities settlement, sub-custodian services and external contract services. These expenses declined as a result of lower sub-custodian and external contract services costs related to declines in transaction volumes in trading services and our withdrawal from the fixed-income trading initiative.
Investment Management
Total revenue in 2012 increased 5% compared to 2011, mainly the result of an increase in management fees, partly offset by a decline in net interest revenue.
Management fees increased 8% in 2012 compared to 2011, primarily the result of stronger equity markets, the impact of net new business installed on current-year revenue and higher performance fees. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON OF 2011 AND 2010
OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2011	2010	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$7,194	$6,540	10%
Net interest revenue	2,333	2,699	(14)
Gains (Losses) related to investment securities, net	67	(286)
Total revenue	9,594	8,953	7
Provision for loan losses	—	25
Expenses:
Expenses from operations	6,789	6,176	10
Securities lending charge	—	414
Acquisition costs, net(1)	16	96
Restructuring charges	253	156
Total expenses	7,058	6,842	3
Income before income tax expense	2,536	2,086
Income tax expense(2)	616	530
Net income	$1,920	$1,556	23
Adjustments to net income:
Preferred stock dividends	(20)	—
Earnings allocated to participating securities(3)	(18)	(16)
Net income available to common shareholders	$1,882	$1,540	22
Earnings per common share:
Basic	$3.82	$3.11
Diluted	3.79	3.09
Average common shares outstanding (in thousands):
Basic	492,598	495,394
Diluted	496,072	497,924
Return on common shareholders’ equity	10.0%	9.5%
 ____________________________________________
(1)Amount for 2011 reflected acquisition costs of $71 million, offset by an indemnification benefit of $55 million for the assumption of an income tax liability related to the 2010 Intesa acquisition; amount for 2010 included a $7 million tax on bonus payments to employees in the U.K.
(2)Amounts for 2011 and 2010 reflected discrete tax benefits of $103 million and $180 million, respectively, related to costs incurred in terminating former conduit asset structures; amount for 2011 included income tax expense of $55 million which offset the indemnification benefit described above.
(3)Adjustments represented the allocation of earnings to participating securities using the two-class method. Refer to note 23 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TOTAL REVENUE

Years ended December 31,	2011	2010	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$4,382	$3,938	11%
Management fees	917	829	11
Trading services revenue:
Foreign exchange trading	683	597	14
Brokerage and other trading services	537	509	6
Total trading services revenue	1,220	1,106	10
Securities finance	378	318	19
Processing fees and other	297	349	(15)
Total fee revenue	7,194	6,540	10
Net interest revenue:
Interest revenue	2,946	3,462	(15)
Interest expense	613	763	(20)
Net interest revenue	2,333	2,699	(14)
Gains (Losses) related to investment securities, net	67	(286)
Total revenue	$9,594	$8,953	7
The 10% increase in total fee revenue from 2010 was primarily associated with increases in our core servicing and management fees, as well as trading services revenue, mainly revenue from foreign exchange trading. Higher net gains related to investment securities (mainly gains from sales of available-for-sale securities) added to the increase in total revenue, with the aggregate increase partly offset by a 14% decrease in net interest revenue.
The increase in servicing fee revenue compared to 2010 was mainly due to the impact of new business installed, revenue added by 2010 acquisitions, primarily the Intesa acquisition, and increases in daily average equity market valuations. Servicing fees generated outside the U.S. in 2011 were approximately 42% of total servicing fees, compared to approximately 41% in 2010. The increase in management fee revenue compared to 2010 was primarily associated with increases in average month-end equity market valuations, the addition of revenue from the 2011 acquisition of Bank of Ireland Asset Management and the impact of net new business installed. Management fees generated outside the U.S. in 2011 were approximately 41% of total management fees, compared to 34% in 2010.
Trading services revenue increased mainly as a result of higher volumes in foreign exchange trading and higher levels of revenue from brokerage and other trading services, the latter from higher electronic trading volumes and higher trading profits, partly offset by a decline in revenue from transition management. Securities finance revenue increased as a result of higher spreads, partly offset by lower lending volumes. Processing fees and other revenue declined mainly as a result of fair-value adjustments related to positions in the fixed-income trading initiative, which we exited beginning in the fourth quarter of 2011, as well as lower net revenue from joint ventures.
Net interest revenue declined 14% compared to 2010, and was affected by a 69% decline in discount accretion associated with former conduit securities ($220 million in 2011 compared to $712 million in 2010), mainly the result of our December 2010 investment portfolio repositioning. This accretion was generated by the investment securities added to our consolidated statement of condition in 2009 in connection with the conduit consolidation.
We recorded net gains related to investment securities of $67 million for 2011 which was composed of net realized gains of $140 million from sales of investment securities, net of $73 million of net impairment losses. For 2010 we recorded net losses of $286 million, composed of net realized losses of $55 million from sales of investment securities, augmented by $231 million of net impairment losses. The net losses of $286 million in 2010 included the $344 million net realized loss that resulted from the December 2010 investment portfolio repositioning. The repositioning was undertaken to enhance our capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital, and reduce our exposure to certain asset classes.
The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2011 was $123 million. Of this total, $50 million related to factors other than credit, and was recognized, net of taxes, as a component of other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

comprehensive income in our consolidated statement of condition. We recorded losses from other-than-temporary impairment related to credit of the remaining $73 million in our 2011 consolidated statement of income, compared to $231 million in 2010.
PROVISION FOR LOAN LOSSES
We recorded no provision for loan losses in 2011, compared to $25 million of such provision in 2010. The substantial majority of the 2010 provision resulted from changes in expectations with respect to future cash flows from commercial real estate portfolio acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.
EXPENSES

Years Ended December 31,	2011	2010	% Change
(Dollars in millions)
Compensation and employee benefits	$3,820	$3,517	9%
Information systems and communications	776	713	9
Transaction processing services	732	653	12
Occupancy	455	463	(2)
Securities lending charge	—	414
Acquisition costs, net	16	96
Restructuring charges	253	156
Other:
Professional services	347	277	25
Amortization of other intangible assets	200	179	12
Securities processing (recoveries) costs	(6)	63
Regulator fees and assessments	53	52
Other	412	259	59
Total other	1,006	830	21
Total expenses	$7,058	$6,842	3
Number of employees at year end	29,740	28,670
Expenses from Operations
The increase in compensation and employee benefits expenses resulted from year-over-year salary adjustments; the addition of the expenses from previously disclosed acquisitions; non-recurring costs associated with the implementation of our Business Operations and Information Technology Transformation program; increased staff and external contract services; and higher payroll taxes.
Information systems and communications expenses were higher primarily as a result of higher levels of spending on telecommunications hardware and software related to improvements in our investor technology and global infrastructure, as well as the expenses added from acquisitions, primarily the Intesa acquisition. Transaction processing services expenses were higher compared to the prior year primarily as a result of higher levels of spending on external contract services; higher broker and sub-custodian fees; and the inclusion of the expenses added by the 2010 Intesa acquisition.
In 2011, we incurred acquisition costs of $71 million, substantially related to integration costs incurred in connection with the 2011 Bank of Ireland Asset Management and 2010 Intesa and Mourant International Finance Administration acquisitions. These acquisition costs were offset by a $55 million indemnification benefit for the assumption of an income tax liability related to the 2010 Intesa acquisition.
In 2011, we recorded aggregate restructuring charges of approximately $253 million, primarily in connection with two significant actions: the continuing implementation of our Business Operations and Information Technology Transformation program ($133 million), and expense control measures designed to calibrate our expenses to our outlook for 2012 for our capital markets-facing businesses ($120 million).
The charges for the Business Operations and Information Technology Transformation program consisted mainly of costs related to employee severance and information technology. Charges associated with the expense control measures included employee-related costs, principally costs related to severance, benefits and outplacement services; fixed-income trading portfolio-related costs, which resulted from fair-value adjustments to the initiative's trading portfolio related to our decision to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

withdraw from the initiative; and costs for asset write-downs and contract terminations. As a result of the withdrawal from the fixed-income trading initiative, in 2012, we wound down that initiative's remaining derivatives portfolio.
The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulator fees and assessments and other costs) for 2011 compared to 2010 resulted primarily from the impact of litigation and higher levels of advertising costs on professional fees, as well as lower levels of insurance recoveries received in 2011 compared to 2010. In addition, amortization increased as a result of higher levels of other intangible assets, mainly those recorded in connection with 2010 acquisitions. The increase in the “other costs” component of aggregate other expenses was mainly the result of significant insurance recoveries received in 2010. These increases were offset slightly by a lower level of funding provided to our charitable foundation.
The insurance recoveries that reduced other expenses for 2010, which totaled approximately $115 million, were received with respect to settlement payments made by us to clients in prior periods in connection with certain active fixed-income strategies managed by SSgA prior to August 2007. We account for insurance recoveries as gains when payments for the recoveries are received.
Income Tax Expense
We recorded income tax expense of $616 million for 2011, compared to $530 million for 2010, at effective tax rates of 24.3% and 25.4%, respectively. Each of 2011 and 2010 reflected discrete tax benefits ($103 million in 2011 and $180 million in 2010) attributable to costs incurred in terminating former conduit asset structures. In addition, income tax expense for 2011 included $55 million which offset the indemnification benefit of $55 million recorded as a reduction of 2011 acquisition costs.

FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management lines of business. Our clients' needs and our operating objectives determine balance sheet volume, mix and currency denomination. As our clients execute their worldwide cash management and investment activities, they utilize short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.
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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the years ended December 31. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Years Ended December 31,	2012 Average Balance	2011 Average Balance
(In millions)
Assets:
Interest-bearing deposits with banks	$26,823	$20,241
Securities purchased under resale agreements	7,243	4,686
Trading account assets	651	2,013
Investment securities	113,910	103,075
Loans and leases	11,610	12,180
Other interest-earning assets	7,378	5,462
Total interest-earning assets	167,615	147,657
Cash and due from banks	3,811	3,436
Other noninterest-earning assets	22,384	23,665
Total assets	$193,810	$174,758
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$9,333	$4,049
Non-U.S.	89,059	84,011
Total interest-bearing deposits	98,392	88,060
Securities sold under repurchase agreements	7,697	9,040
Federal funds purchased	784	845
Other short-term borrowings	4,676	5,134
Long-term debt	7,008	8,966
Other interest-bearing liabilities	5,898	3,535
Total interest-bearing liabilities	124,455	115,580
Non-interest-bearing deposits	36,512	25,925
Other noninterest-bearing liabilities	12,660	13,890
Preferred shareholders’ equity	515	400
Common shareholders’ equity	19,668	18,963
Total liabilities and shareholders’ equity	$193,810	$174,758

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of December 31:

(In millions)	2012	2011	2010
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$841	$2,836	$7,577
Mortgage-backed securities	32,212	30,021	23,640
Asset-backed securities:
Student loans(1)	16,421	16,545	14,415
Credit cards	9,986	10,487	7,603
Sub-prime	1,399	1,404	1,818
Other	4,677	3,465	2,569
Total asset-backed securities	32,483	31,901	26,405
Non-U.S. debt securities:
Mortgage-backed securities	11,405	10,875	6,294
Asset-backed securities	6,218	4,303	1,786
Government securities	3,199	1,671	2,005
Other	4,306	2,825	1,932
Total non-U.S. debt securities	25,128	19,674	12,017
State and political subdivisions	7,551	7,047	6,604
Collateralized mortgage obligations	4,954	3,980	1,861
Other U.S. debt securities	5,298	3,615	2,536
U.S. equity securities	1,092	640	1,115
Non-U.S. equity securities	123	118	126
Total	$109,682	$99,832	$81,881
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$—	$—
Mortgage-backed securities	153	265	413
Asset-backed securities	16	31	64
Non-U.S. debt securities:
Mortgage-backed securities	3,122	4,973	6,332
Asset-backed securities	434	436	646
Government securities	3	3	—
Other	167	172	208
Total non-U.S. debt securities	3,726	5,584	7,186
State and political subdivisions	74	107	134
Collateralized mortgage obligations	2,410	3,334	4,452
Total	$11,379	$9,321	$12,249

(1)Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
 Additional information about our investment securities portfolio is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The portfolio is concentrated in securities with high credit quality, with approximately 88% of the carrying value of the portfolio rated “AAA” or “AA” as of December 31, 2012. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of December 31:

	2012	2011
AAA(1)	69%	75%
AA	19	14
A	7	7
BBB	3	2
Below BBB	2	2
	100%	100%

(1)Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of December 31, 2012, the investment portfolio of approximately 11,270 securities was diversified with respect to asset class. Approximately 77% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of the portfolio as of December 31, 2012 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of December 31:

(In millions)	2012	2011
Available for Sale:
United Kingdom	$10,263	$8,851
Australia	4,035	3,154
Netherlands	3,006	3,109
Canada	2,274	1,905
Germany	1,836	1,510
France	1,364	329
Japan	1,173	—
Finland	259	—
Korea	257	—
Norway	210	89
Spain	67	228
Italy	26	231
Other	358	268
Total	$25,128	$19,674
Held to Maturity:
Australia	$2,189	$2,572
United Kingdom	920	2,259
Italy	276	297
Spain	209	220
Other	132	236
Total	$3,726	$5,584
Approximately 87% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2012 and 2011, respectively. The majority of these securities comprise senior positions within the security

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2012, these non-U.S. securities had an aggregate pre-tax net unrealized gain of approximately $441 million and an average market-to-book ratio of 101.7%. The majority are floating-rate securities, and accordingly are considered to have minimal interest-rate risk.
The underlying collateral for mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Netherlands mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities. The securities listed under “Japan” were composed of Japanese government securities. The “other” category of available-for-sale securities included approximately $105 million and $49 million of securities as of December 31, 2012 and 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $130 million and $233 million of securities as of December 31, 2012 and 2011, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. In 2012, we sold all of our Greek securities, which had an aggregate carrying value of approximately $91 million, and recorded a pre-tax loss of $46 million in our consolidated statement of income. Additional information about this sale is provided under “Gains (Losses) Related to Investment Securities, Net” in “Consolidated Results of Operations” in this Management's Discussion and Analysis.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of December 31, 2012 included no direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $813 million, including approximately $655 million of mortgage- and asset-backed securities with an aggregate pre-tax gross unrealized loss of approximately $36 million as of December 31, 2012. In 2012, we recorded $6 million of other-than-temporary impairment on these mortgage- and asset-backed securities, all associated with expected credit losses. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in 2011 or 2010.
The sovereign crisis in Europe eased in the second half of 2012, as the governments' actions improved market sentiment, but with little sign of improvement in the peripheral countries' economies, and declining economic performance in the strong European Union economies. Throughout the sovereign crisis, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk resulting from our role as principal, or because of commitments we make in our capacity as a financial intermediary. Refer to the risk factors titled “We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss,” and “Our business involves significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition,” included under Item 1A of this Form 10-K.
Country risks with respect to Spain, Italy, Ireland and Portugal are identified, assessed and monitored by our Country and Counterparty Exposure Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management, or ERM. All of these country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and likely future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting likely downward pressure on collateral performance. The results of the stress tests are presented to senior management and ERM as part of the surveillance process.
In addition, ERM conducts independent stress-test analyses and evaluates the structured asset exposures in these countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign crisis and collateral performance, with particular attention to these specific country exposures.
 Municipal Securities
We carried an aggregate of approximately $7.63 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio as of December 31, 2012. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. We also provided approximately $8.49 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following tables present our combined credit exposure to state and municipal obligors which represented 5% or more of our aggregate municipal credit exposure of approximately $16.12 billion and $15.43 billion across our businesses as of December 31, 2012 and 2011, respectively, grouped by state to display geographic dispersion:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2012 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,091	$1,957	$3,048	19%
New York	486	973	1,459	9
Massachusetts	869	508	1,377	9
California	190	1,158	1,348	8
New Jersey	867	—	867	5
Florida	148	680	828	5
Total	$3,651	$5,276	$8,927

December 31, 2011 (Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
State of Issuer:
Texas	$1,002	$1,669	$2,671	17%
California	192	1,496	1,688	11
Massachusetts	841	478	1,319	9
New York	309	596	905	6
Wisconsin	491	407	898	6
Florida	165	686	851	6
Total	$3,000	$5,332	$8,332

Our aggregate municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of December 31, 2012. As of that date, approximately 70% and 28% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our analysis of other-than-temporary impairment of our municipal securities is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, as of December 31, 2012:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1) :
U.S. Treasury and federal agencies:
Direct obligations	$4	3.15%	$43	3.67%	$61	3.03%	$733	2.09%
Mortgage-backed securities	10	4.69	2,458	3.49	7,139	3.01	22,605	3.28
Asset-backed securities:
Student loans	425.49		6,863.58		5,540.71		3,593.76
Credit cards	1,102.62		5,967.58		2,917	1.21	—	—
Sub-prime	56.74		51	1.94	4	3.54	1,288.73
Other	178.64		2,199.67		1,588.72		712	1.30
Total asset-backed	1,761		15,080		10,049		5,593
Non-U.S. debt securities:
Mortgage-backed securities	160	1.04	5,484	1.73	73.27		5,688	2.14
Asset-backed securities	272.87		4,579	1.12	1,063	1.31	304	2.88
Government securities	2,064	1.31	1,135.20		—	—	—	—
Other	1,373	3.23	2,534	2.73	399	2.20	—	—
Total non-U.S. debt securities	3,869		13,732		1,535		5,992
State and political subdivisions(2)	685	4.88	3,075	4.96	2,882	4.74	909	4.13
Collateralized mortgage obligations	161	4.38	2,371	3.69	1,161	2.19	1,261	2.68
Other U.S. debt securities	271	4.80	3,722	3.82	1,271	4.77	34.87
Total	$6,761		$40,481		$24,098		$37,127
Held to maturity(1) :
U.S. Treasury and federal agencies:
Direct Obligations	$—	—%	$—	—%	$4,500	2.10%	$500	2.00%
Mortgage-backed securities	—	—	36	4.99	32	5.00	85	5.37
Asset-backed securities	—	—	9.68		—	—	7.62
Non-U.S. debt securities:
Mortgage-backed securities	93.43		—	—	—	—	3,029	2.19
Asset-backed securities	149	3.43	238	3.49	47.39		—	—
Government securities	3.24		—	—	—	—	—	—
Other	—	—	158	1.08	—	—	9	3.46
Total non-U.S. debt securities	245		396		47		3,038
State and political subdivisions(2)	49	6.22	25	5.89	—	—	—	—
Collateralized mortgage obligations	235	3.87	1,250	3.42	171	2.68	754	3.20
Total	$529		$1,716		$4,750		$4,384
____________________________________________
(1)The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.
(2) Yields were calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.
Impairment
The following table presents net unrealized gains (losses) on securities available for sale as of December 31:

(In millions)	2012	2011
Fair value	$109,682	$99,832
Amortized cost	108,563	100,013
Net unrealized gain (loss), pre-tax	$1,119	$(181)
Net unrealized gain (loss), after-tax	$708	$(113)
The net unrealized amounts presented above excluded the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity. These unrealized losses related to reclassifications totaled $176

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million, or $110 million after-tax, and $303 million, or $189 million after-tax, as of December 31, 2012 and 2011, respectively, and were recorded in accumulated other comprehensive income within shareholders' equity in our consolidated statement of condition. Refer to note 13 to the consolidated financial statements included under Item 8 of this Form 10-K. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2011 to December 31, 2012 resulted primarily from amortization.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 4 to the consolidated financial statements, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a significant driver of the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies to a significant extent on our estimates of trends in national housing prices. Generally, indices that measure trends in national housing prices are published in arrears. As of September 30, 2012, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 28.6% peak-to-current. Overall, for purposes of its evaluation of other-than-temporary impairment as of December 31, 2012, management prospectively expects a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future fiscal periods, we will consider trends in national housing prices that we observe at those times, including then-available information with respect to the Case-Shiller National Home Price Index.
Our investment portfolio continues to be sensitive to management's estimates of future cumulative losses. Ultimately, other-than-temporary impairment is based on specific CUSIP-level detailed analysis of the unique characteristics of each security. In addition, we perform sensitivity analysis across each significant product type within the non-agency U.S. residential mortgage-backed portfolio. We estimate, for example, that if national housing prices were to decline by an additional 9% to 12% relative to September 30, 2012 levels, other-than-temporary impairment of our U.S. investment portfolio could increase by a range of approximately $5 million to $40 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional declines in housing prices of between 10% and 20% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of December 31, 2012, other-than-temporary impairment could increase by a range of approximately $20 million to $50 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in 2012, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of December 31, 2012 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these net unrealized losses and our assessment of impairment is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, and aggregate average loans and leases, as of and for the years ended December 31 (excluding the allowance for loan losses):

(In millions)	2012	2011	2010	2009	2008
Institutional:
U.S.	$9,645	$7,115	$7,001	$6,637	$6,004
Non-U.S.	2,251	2,478	4,192	3,571	2,327
Commercial real estate:
U.S.	411	460	764	600	800
Total loans and leases	$12,307	$10,053	$11,957	$10,808	$9,131
Average loans and leases	$11,610	$12,180	$12,094	$9,703	$11,884
Additional detail about these loan and lease segments, including underlying classes, is provided in note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes of the institutional segment were $3.30 billion and $2.17 billion as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, unearned income deducted from our investment in leveraged lease financing was $131 million and $146 million, respectively, for U.S. leases and $334 million and $381 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, segment is composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management's expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition.
As of December 31, 2012 and 2011, we held an aggregate of approximately $197 million and $199 million, respectively, of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in 2012 or 2011.
We define past-due loans as loans on which contractual principal or interest payments are over 90 days delinquent, but for which interest continues to be accrued. No institutional loans were 90 days or more contractually past due as of December 31, 2012, 2011, 2010, 2009 or 2008. As of December 31, 2012, no CRE loans were 90 days or more contractually past due. Although a portion of the CRE loans was 90 days or more contractually past due as of December 31, 2011, 2010, 2009 and 2008, we do not report them as past-due loans, because in accordance with GAAP, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.
We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is suspended.
As of December 31, 2012, none of the aforementioned CRE loans was on non-accrual status. As of December 31, 2011, approximately $5 million of CRE loans was on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management's expectations of the future collection of principal and interest from the loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents contractual maturities for loan and lease balances as of December 31, 2012:

(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$8,376	$6,925	$1,451	$—
Non-U.S.	829	805	24	—
Commercial and financial:
U.S.	613	509	104	—
Non-U.S.	520	520	—	—
Purchased receivables:
U.S.	276	—	—	276
Non-U.S.	118	—	118	—
Lease financing:
U.S.	380	22	23	335
Non-U.S.	784	39	235	510
Total institutional	11,896	8,820	1,955	1,121
Commercial real estate:
U.S.	411	—	47	364
Total loans and leases	$12,307	$8,820	$2,002	$1,485
The following table presents the classification of loan and lease balances due after one year according to sensitivity to changes in interest rates as of December 31, 2012:

(In millions)
Loans and leases with predetermined interest rates	$1,103
Loans and leases with floating or adjustable interest rates	2,384
Total	$3,487
As of both December 31, 2012 and 2011, the allowance for loan losses was $22 million. The following table presents activity in the allowance for loan losses for the years ended December 31:

(In millions)	2012	2011	2010	2009	2008
Allowance for loan losses:
Beginning balance	$22	$100	$79	$18	$18
Provision for loan losses:
Commercial real estate	(3)	9	22	124	—
Other	—	(9)	3	25	—
Charge-offs:
Commercial real estate	—	(78)	(4)	(72)	—
Other	—	—	—	(19)	—
Recoveries:
Commercial real estate	3	—	—	3	—
Ending balance	$22	$22	$100	$79	$18
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management’s estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred credit losses in the loan and lease portfolio. With respect to CRE loans, management considers its expectations with respect to future cash flows from those loans and the value of available collateral. These expectations are based, among other things, on an assessment of economic conditions, including conditions in the commercial real estate market and other factors.

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
We place deposits with non-U.S. counterparties that have strong internal State Street risk ratings. Counterparties are approved and monitored by our Country and Counterparty Exposure Committee. This process includes financial analysis of non-U.S. counterparties and the use of an internal risk-rating system. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. We also utilize risk mitigation and other facilities that may reduce our exposure through the use of cash collateral and/or balance sheet netting. In addition, the Country and Counterparty Exposure Committee performs a country-risk analysis and monitors limits on country exposure.
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 22%, 16% and 12% of our consolidated total assets as of December 31, 2012, 2011 and 2010, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230
2011
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731
2010
United Kingdom	$9,055	$4,699	$13,754
Germany	6,626	236	6,862
Australia	5,529	475	6,004
Netherlands	2,599	155	2,754
Canada	2,570	842	3,412
As of December 31, 2012 and 2011, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $1.81 billion and $1.70 billion, to France and Luxembourg, respectively. There were no aggregate cross-border outstandings in countries which totaled between 0.75% and 1% of our consolidated total assets as of December 31, 2010.
Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt securities related to these countries in our investment portfolio. We had aggregate indirect exposure in the portfolio of approximately $813 million, including $655 million of mortgage- and asset-backed securities, composed of $276 million in Spain, $144 million in Italy, $159 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Ireland and $76 million in Portugal, as of December 31, 2012. We had no direct or indirect exposure to Greece as of December 31, 2012.
The following table presents our cross-border outstandings in each of these countries as of December 31:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-border Outstandings
2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
2011
Italy	$1,049	$11	$1,060
Ireland	299	267	566
Spain	434	53	487
Portugal	176	—	176
Greece	99	—	99
As of December 31, 2012, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. In 2012, we recorded $6 million of other-than-temporary impairment on the investment securities in these countries, all associated with expected credit losses. We had not recorded any provisions for loan losses with respect to any of our exposures in these countries as of December 31, 2012.
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
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of December 31; additional information about our regulatory capital is provided in note 15 to the consolidated financial statements included under Item 8 of this Form 10-K:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	REGULATORY GUIDELINES		STATE STREET		STATE STREET BANK
	Minimum	Well Capitalized	2012	2011	2012	2011
Tier 1 risk-based capital ratio	4%	6%	19.1%	18.8%	17.3%	17.6%
Total risk-based capital ratio	8	10	20.6	20.5	19.1	19.6
Tier 1 leverage ratio(1)	4	5	7.1	7.3	6.3	6.7
____________________________________________
(1)Regulatory guideline for “well capitalized” applies only to State Street Bank.
As of December 31, 2012, State Street's tier 1 and total capital ratios increased compared to December 31, 2011, primarily the result of higher tier 1 capital. Aggregate net income and eligible comprehensive income was substantially offset by declarations of common stock dividends, purchases by us of our common stock, and goodwill recorded in connection with our acquisition of GSAS. The decrease in the tier 1 leverage ratio mainly resulted from an increase in adjusted quarterly average assets associated with balance sheet growth during the year.
As of December 31, 2012, State Street Bank's regulatory capital ratios declined compared to December 31, 2011, primarily the result of lower tier 1 capital. Aggregate net income and eligible comprehensive income was more than offset by the payment of dividends to the parent company and the GSAS goodwill. The decrease in the tier 1 leverage ratio mainly resulted from an increase in adjusted quarterly average assets associated with balance sheet growth during the year.
Preferred Stock
In August 2012, we issued and sold 20 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million. The Series C preferred stock qualifies for inclusion in tier 1 regulatory capital under federal regulatory capital guidelines. Additional information about the Series C preferred stock is provided in note 13 to the consolidated financial statements included under Item 8 of this Form 10-K.
In October 2012, we used the proceeds from the offering, together with cash on hand, to redeem all 5,001 outstanding shares of our non-cumulative perpetual preferred stock, Series A, liquidation preference of $100,000 per share, for an aggregate payment of approximately $500 million plus declared but unpaid dividends. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. Following the redemption of the Series A preferred stock, State Street Capital Trust III redeemed all of the outstanding 8.250% fixed-to-floating rate normal automatic preferred enhanced capital securities issued by the trust, referred to as Normal APEX, and all of the outstanding common securities of the trust, which common securities were held by us.
Common Stock
In March 2012, following our receipt of the results of the Federal Reserve Board's review of our 2012 capital plan, with respect to which the Federal Reserve did not object to the capital actions we proposed, we took two significant actions. First, we declared a quarterly common stock dividend of $0.24 per share, or approximately $118 million, which was paid in April 2012. In all of 2012, we declared quarterly common stock dividends totaling $0.96 per share, or approximately $456 million. In 2011, we declared quarterly common stock dividends totaling $0.72 per share, or approximately $358 million.
Second, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.80 billion of our common stock through March 31, 2013. This new program followed our 2011 common stock purchase program, under which we purchased approximately 16.3 million shares of our common stock at an aggregate cost of approximately $675 million, all in 2011. In 2012, we purchased approximately 33.4 million shares of our common stock, all under the March 2012 program, at an aggregate cost of $1.44 billion. Shares acquired in connection with these purchase programs which remained unissued as of year-end were recorded as treasury stock in our consolidated statement of condition as of December 31, 2012 and 2011.
The Federal Reserve is currently conducting a review of capital plans for 2013 submitted by us and by other systemically important financial institutions in January 2013, which capital plans include tests of our capital adequacy under various stress scenarios. The levels at which we will be able to declare dividends and purchase shares of our common stock after March 2013 will depend on the Federal Reserve's assessment of our capital plan and our projected performance under the stress scenarios. While we anticipate that we will obtain Federal Reserve approval for the continued return of capital to our shareholders through dividends and/or common stock purchases in 2013, we cannot provide assurance with respect to the Federal Reserve's assessment of our capital plan, or that we will be able to continue to return capital to our shareholders at any specific level.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5, and in note 15 to the consolidated financial statements included under Item 8, of this Form 10-K.
Basel I, Basel II and Basel III
The current generally-applicable minimum regulatory capital requirements enforced by the U.S. banking regulators are based on a 1988 international accord, commonly referred to as Basel I, which was developed by the Basel Committee on Banking Supervision, or Basel Committee.
In 2004, the Basel Committee released the final version of a new capital adequacy framework, referred to as Basel II. Basel II governs the capital adequacy of large, internationally active banking organizations, such as State Street, that generally rely on sophisticated risk management and measurement systems, and requires these organizations to enhance their measurement and management of the risks underlying their business activities and to better align their regulatory capital requirements with those underlying risks. Basel II adopts a three-pillar framework for addressing capital adequacy and minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its capital adequacy relative to the risks underlying its business activities, rather than only with respect to its minimum regulatory capital requirements; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
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
In 2010, in response to the financial crisis and ongoing global financial market dynamics, the Basel Committee proposed new guidelines, referred to as Basel III. Basel III would establish more stringent regulatory capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. Basel III, once adopted by U.S. banking regulators, as well as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and the resulting regulations are expected to change the manner in which our regulatory capital ratios are calculated and increase the minimum regulatory capital that we will be required to maintain.
In June 2012, U.S. banking regulators jointly issued three concurrent Notices of Proposed Rulemaking, or NPRs, to implement the Basel III framework in the U.S. These proposed rules revise both Basel I as well as specific provisions of the Basel II-based regulatory capital requirements and, together with relevant portions of the Dodd-Frank Act, restructure the U.S. capital rules into a harmonized and comprehensive capital framework. Among other things, the proposals raise the minimum tier 1 risk-based capital ratio from 4% to 6%, add requirements for minimum common equity tier 1 and supplemental tier 1 leverage ratios, and implement a capital conservation buffer and a countercyclical capital buffer linked to a banking organization's common equity tier 1 capital levels. We continue to review and evaluate these proposals, and currently await their finalization.
Our current assessment of the implications of the above-described Basel III NPRs, the U.S. banking regulators' proposed implementation of these standards, and other international regulatory initiatives indicates a potential material impact on our businesses and our profitability, as well as on our regulatory capital ratios. One significant provision in the NPRs would require us to apply the “Simplified Supervisory Formula Approach,” referred to as the SSFA, in the risk-weighting of asset securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. The approach required by Basel II utilizes the ratings-based approach, under which external credit ratings are used to risk-weight such exposures. The Dodd-Frank Act prohibits the use of external credit ratings in the risk-weighting of asset securitization exposures. Currently, our investment portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit rating agencies, but for which the SSFA would apply higher regulatory risk weights as compared to the approach required by Basel I and previous Basel III proposals. In contrast, certain of our securities with lower credit ratings would receive lower regulatory risk weights if the SSFA were applied.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of December 31, 2012, if the proposals in the NPRs were implemented as currently structured, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this re-evaluation could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our consolidated results of operations.
Certain of the proposals in the NPRs, including the requirement to apply the SSFA, are not anticipated to be fully effective before 2015, although they may be implemented, in whole or in part, earlier, with or without a phase-in period. As such, a significant number of the securities currently held in our investment portfolio that are highly rated by credit agencies are expected to mature or pay down over the intervening period, and we would currently anticipate replacing those securities pursuant to our re-investment program in a manner that would seek to manage our risk appetite, our return objectives and our levels of regulatory capital. As a result of our balance sheet management efforts, all else being equal, we would anticipate being able to significantly offset, in whole or in part, the impact of application of the SSFA on our total regulatory risk-weighted assets and related regulatory risk-based capital ratios.
Until U.S. banking regulators finalize new rules implementing Basel III and relevant provisions of the Dodd-Frank Act, determining with certainty the alignment of our regulatory capital and our operations with the U.S. regulatory capital requirements, or when we will be expected to be compliant with such requirements, is not possible. We believe, however, that we will be able to comply with the relevant Basel II and Basel III regulatory capital and liquidity requirements when and as applied to us.
We are currently designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 28 institutions worldwide that have been identified by the Financial Stability Board and the Basel Committee as “global systemically important banks,” or G-SIBs. Both of these designations will require us to hold incrementally higher regulatory capital compared to financial institutions without such designations.
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

•
Interest-rate risk: the risk of loss in non-trading asset-and-liability management positions, primarily the impact of adverse movements in interest rates on the repricing mismatches that exist between the assets and liabilities carried in our consolidated statement of condition;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Liquidity
The objective of liquidity management is to provide for the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding client deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by the asset structure in our consolidated statement of condition.
Our Global Treasury group is responsible for the day-to-day management of our global liquidity position, which is conducted within risk guidelines established and monitored by ALCCO. Management maintains a liquidity framework which assesses the sources and uses of liquidity. Monitoring of our liquidity position is conducted by Global Treasury and ERM. Embedded in this framework is a process that outlines several areas of potential risk based on our activities, size, and other appropriate risk-related factors. We use liquidity metrics, early warning indicators and stress testing to identify potential liquidity needs. These measures are a combination of internal and external events which assist us in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
Another important component of our liquidity framework is a contingency funding plan, or CFP, that is designed to identify and manage State Street through a potential liquidity crisis. The CFP defines roles, responsibilities and management actions to be undertaken in the event of deterioration in our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
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
The sources of our liquidity consist of two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. On-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. No Federal Home Loan Bank advances were outstanding as of December 31, 2012 or December 31, 2011. Each of the above-described sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
Significant uses of our liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated largely from our investment servicing activities, and are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which characteristics mean that withdrawals can potentially occur quickly and in large amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in large volumes. In addition, a large volume of unanticipated funding requirements, such as large draw-downs of existing lines of credit, could require additional liquidity.
Material risks to sources of short-term liquidity could include, among other things, adverse changes in the perception in the financial markets of our financial condition or our liquidity needs, and downgrades by major independent credit rating agencies of our deposits and our debt securities, which would restrict our ability to access the capital markets and could lead to withdrawals of unsecured deposits by our clients.
In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-duration financial instruments which are carried in our consolidated statement of condition and which would be available

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to meet our cash needs. As of December 31, 2012, this wholesale CD portfolio totaled $13.56 billion, compared to $6.34 billion as of December 31, 2011.
While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, our on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our net liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-duration liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly.
As of December 31, 2012, the value of our consolidated net liquid assets, as defined, totaled $149.02 billion, compared to $144.15 billion as of December 31, 2011. For the year ended December 31, 2012, consolidated average net liquid assets were $116.24 billion compared to $97.33 billion for the year ended December 31, 2011. Due to the unusual size and volatile nature of client deposits as of year-end, we maintained excess balances of approximately $41.11 billion at the Federal Reserve, the ECB and other non-U.S. central banks as of December 31, 2012, compared to $50.09 billion as of December 31, 2011. As of December 31, 2012, the value of the parent company's net liquid assets totaled $3.80 billion, compared with $4.91 billion as of December 31, 2011. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $46.66 billion as of December 31, 2012 and $44.66 billion as of December 31, 2011 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of December 31, 2012, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of December 31, 2012 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
The following table presents information about State Street's and State Street Bank's credit ratings as of February 22, 2013:

	Standard & Poor’s	Moody’s Investors Service	Fitch
State Street:
Short-term commercial paper	A-1	P-1	F1+
Senior debt	A+	A1	A+
Subordinated debt	A	A2	–
Preferred stock	BBB+	Baa1	BBB-
Trust preferred capital securities	BBB+	A3	BBB
State Street Bank:
Short-term deposits	A-1+	P-1	F1+
Long-term deposits	AA-	Aa2	AA-
Senior debt	AA-	Aa2	A+
Subordinated debt	A+	Aa3	A
Outlook	Negative	Stable	Stable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have issued in the past, and we may issue in the future, securities pursuant to this shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors. Additional information about debt and equity securities issued pursuant to this shelf registration is provided in notes 10 and 13 to the consolidated financial statements included under Item 8 of this Form 10-K.
We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. As of December 31, 2012, we had $2.32 billion of commercial paper outstanding under this corporate program, compared to $2.38 billion as of December 31, 2011.
As of December 31, 2012, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2012, $4 billion was available for issuance pursuant to this authority. As of December 31, 2012, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of December 31, 2012, all $1.5 billion was available for issuance pursuant to this authority. Additional information about debt securities issued by State Street Bank is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $803 million as of December 31, 2012, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2012, no balance was outstanding on this line of credit.
CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2012 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$8,032	$211	$2,335	$2,149	$3,337
Operating leases	1,307	235	410	245	417
Capital lease obligations	982	74	157	172	579
Total contractual cash obligations	$10,321	$520	$2,902	$2,566	$4,333
____________________________________________
(1)Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2012.
The obligations presented in the table above were recorded in our consolidated statement of condition as of December 31, 2012, except for operating leases and interest on long-term debt and capital lease obligations. The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 8 and 9 to the consolidated financial statements included under Item 8 of this Form 10-K.
The table does not include obligations related to derivative instruments because the amounts recorded in our consolidated statement of condition as of December 31, 2012 related to derivatives did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in note 16 to the consolidated financial statements included under Item 8 of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in note 18 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in the above table.
Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 10 and 19 to the consolidated financial statements included under Item 8 of this Form 10-K. Our consolidated statement of cash flows, also included under Item 8 of this Form 10-K, provides additional liquidity information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OTHER COMMERCIAL COMMITMENTS

	DURATION OF COMMITMENT
As of December 31, 2012 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$291,075	$291,075	$—	$—	$—
Unfunded commitments to extend credit	17,860	13,523	1,405	2,932	—
Asset purchase agreements	4,936	1,684	3,178	—	74
Standby letters of credit	4,552	1,450	2,696	406	—
Purchase obligations(2)	213	28	56	35	94
Total commercial commitments	$318,636	$307,760	$7,335	$3,373	$168
____________________________________________
(1)Total amounts committed reflect participations to independent third parties, if any.
(2)Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about our commitments is provided in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
Risk Management
The global scope of our business activities requires that we balance what we perceive to be the primary risks in our businesses with a comprehensive and well-integrated risk management function. The identification, assessment, monitoring, mitigation and reporting of risks are essential to the financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return.
We have a disciplined approach to risk that involves all levels of management. The Board, through its Risk and Capital Committee, provides extensive oversight and review of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street's “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. ERM, a corporate function, provides risk oversight, support and coordination to allow for consistent identification, measurement and management of risks across business units independent of the business units' activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business unit management, monitors key risks. The Chief Risk Officer, or CRO, manages ERM and reports to both the Chief Executive Officer and the Board's Risk and Capital Committee.
The execution of duties with respect to the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards, and providing oversight of the business-owned risks. Accordingly, risk management is a shared responsibility between ERM and the business units, and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units. In addition, Corporate Audit independently assesses the effectiveness of business units and risk management in the execution of their responsibilities.
Responsibility for risk management is overseen by a series of management committees, as well as the Board's Risk and Capital Committee. The Management Risk and Capital Committee, or MRAC, co-chaired by our Chief Risk Officer and Chief Financial Officer, is the senior management decision-making body for risk and capital issues, and is responsible for ensuring that State Street's strategy, budget, risk appetite and capital adequacy are properly aligned. ALCCO, chaired by our Treasurer, oversees the management of our consolidated statement of condition, the management of our global liquidity and interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and debt and equity issuances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

State Street's risk management program is supported by the activities of a number of corporate risk oversight committees, chaired by senior executives within ERM. Our Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity. Our Credit Risk and Policy Committee is responsible for cross-business unit review and oversight of credit and counterparty risk. Our Credit Committee is responsible for the review, recommendation and approval of material policies, procedures and guidelines governing the identification, measurement, analysis and control of material credit risk across State Street. Our Country and Counterparty Exposure Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks. Our Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street. Our Model Assessment Committee provides recommendations concerning technical modeling issues and independently validates financial models utilized by our business units.
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
We engage in trading and investment activities primarily to support our clients' needs and to contribute to our overall corporate earnings and liquidity. In the conduct of these activities, we are subject to, and assume, market risk. The level of market risk that we assume is a function of our overall risk appetite, objectives and liquidity needs, our clients' requirements and market volatility. Interest-rate risk, a component of market risk, is more thoroughly discussed under “Asset-and-Liability Management Activities” in this “Market Risk” section.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2012, the aggregate notional amount of these derivative contracts was $919.17 billion, of which $897.35 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, positions are matched closely to minimize currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments, entered into in connection with our trading activities, is provided in note 16 to the consolidated financial statements under Item 8 of this Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
VALUE-AT-RISK

	Years Ended December 31,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
Foreign exchange rates	$1.9	$5.0	$0.5	$2.3	$6.0	$0.4
Interest rates	1.1	2.1	0.5	4.8	11.1	1.6
Total VaR for trading assets	$2.2	$4.7	$0.9	$5.4	$11.1	$1.8
The year-over-year decline in the VaR associated with interest-rate risk was generally the result of the impact of our withdrawal from our fixed-income trading initiative, which we announced in 2011 and completed in 2012.
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
Consistent with currently applicable bank regulatory market risk guidelines, our VaR measurement includes certain positions held outside of our regular sales and trading activities, but recorded in trading account assets in our consolidated statement of condition and covered by those guidelines. We do not have a historical simulation VaR model that covers positions held outside of our regular sales and trading activities. Consequently, we calculate the VaR associated with those assets using a separate model, which we then add to the VaR associated with our regular sales and trading activities to derive State Street's total regulatory VaR. Although this simple addition does not give full recognition to the benefits of diversification of our business, we believe that this approach is both conservative and consistent with the way in which we manage those businesses.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total Regulatory VALUE-AT-RISK

	Years Ended December 31,
	2012			2011
(In millions)	Average	Maximum	Minimum	Average	Maximum	Minimum
VaR for trading assets	$2.2	$4.7	$0.9	$5.4	$11.1	$1.8
VaR for non-trading assets	1.6	2.2	1.3	1.7	1.9	1.4
Total regulatory VaR	$3.9	$6.1	$2.6	$7.1	$12.9	$3.5

Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable and growing net interest revenue, or NIR, under varying economic environments, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCCO. Our Global Treasury group has responsibility for managing State Street's day-to-day interest-rate risk. To effectively manage our consolidated statement of condition and related NIR, Global Treasury has the authority to assume a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.
The economic value of our statement of condition is a metric designed to best estimate the fair value of assets and liabilities which could be garnered if the assets and liabilities were sold today. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments. Additional information about our measurement of fair value is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Our investment activities and our use of derivative financial instruments are the primary tools used in managing interest-rate risk. We invest in financial instruments with currency, repricing, and maturity characteristics we consider appropriate to manage our overall interest-rate risk position. In addition, we use certain derivative instruments, primarily interest-rate swaps, to alter the interest-rate characteristics of specific balance sheet assets or liabilities. Our use of derivatives is subject to guidelines approved by ALCCO, within which we seek to manage. Additional information about our use of derivatives is provided in note 16 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, or NIR-at-risk, and economic value of equity, or EVE, sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates, and is generally used in the context of economic capital discussed under “Economic Capital”
in “Financial Condition - Capital” in this Management's Discussion and Analysis. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time horizons being modeled.
In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecasted yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest rate ramps, which are ±100-basis-point changes in interest rates that are assumed to occur gradually over the next twelve months, rather than immediately as we do with interest-rate shocks.
 EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of ±200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from borrowers' prepayment opportunities.
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
Both NIR-at-risk and EVE sensitivity results are managed against ALCCO-approved limits and guidelines and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCCO. Our ALCCO-approved guidelines are, we believe, in line with industry standards and are periodically examined by the Federal Reserve.
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
The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100-basis-point shift to our internal forecast of interest rates. Estimated incremental exposures presented below are dependent on management's assumptions and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on State Street's financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Estimated Exposure to Net Interest Revenue
(In millions)	December 31, 2012	December 31, 2011
Rate change:
+100 bps shock	$156	$235
–100 bps shock	(200)	(334)
+100 bps ramp	39	79
–100 bps ramp	(96)	(158)

As of December 31, 2012, NIR sensitivity to an upward-100-basis-point shock in market rates was lower compared to December 31, 2011. A larger fixed-rate investment portfolio caused asset yields to respond more slowly to a rising rate environment, leading to a smaller benefit to NIR compared to 2011. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
A downward-100-basis-point shock in market rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment. NIR sensitivity to a downward-100-basis-point shock in market rates as of December 31, 2012 was lower compared to December 31, 2011 due to the higher fixed-rate composition of the investment portfolio, which slowed the decline in asset yields when rates fall relative to last year.
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

	Estimated Sensitivity of Economic Value of Equity
(In millions)	December 31, 2012	December 31, 2011
Rate change:
+200 bps shock	$(2,542)	$(1,936)
–200 bps shock	41	490

EVE exposure to an upward-200-basis-point shock as of December 31, 2012 was higher compared to December 31, 2011, as a result of a higher level of purchases of fixed-rate investment securities during the year relative to 2011. The decrease in rates relative to year-end to historically low levels causes some market rates to move to zero before achieving a full 200-basis-point decline in a downward shock, and thus limits the potential positive EVE change, causing a significantly lower benefit compared to December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Credit and Counterparty Risk
Credit and counterparty risk is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit and counterparty risk for both our on- and off-balance sheet exposures. The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate guidelines based on each counterparty's risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. Our focus on large institutional investors and their businesses requires that we assume concentrated credit risk for a variety of products and durations. We maintain guidelines and procedures to monitor and manage all aspects of credit and counterparty risk that we undertake.
We use an internal rating system to assess our risk of credit loss. State Street's risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a transparent and replicable manner; following a formal review and approval process, an internal credit rating based on our credit scale is assigned. We evaluate and risk-rate the credit of our counterparties on an individual basis at least annually. Significant exposures are reviewed daily by ERM. Processes for credit approval and monitoring are in place for all extensions of credit. As part of the approval and renewal process, due diligence is conducted based on the size and term of the exposure, as well as the creditworthiness of the counterparty. At any point in time, having one or more counterparties to which our exposure exceeds 10% of our consolidated total shareholders' equity, exclusive of unrealized gains or losses, is not unusual.
We provide, on a selective basis, traditional loan products and services to key clients in a manner that is intended to enhance client relationships, increase profitability and manage risk. We employ a relationship model in which credit decisions are based on credit quality and the overall institutional relationship.
An allowance for loan losses is maintained to absorb estimated incurred credit losses in our loan and lease portfolio as of the balance sheet date. This allowance is evaluated on a regular basis by management. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered appropriate to absorb estimated incurred credit losses in the loan and lease portfolio.
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
We also provide our clients with off-balance sheet liquidity and credit-enhancement facilities in the form of letters and lines of credit and standby bond-purchase agreements. These exposures are subject to an initial credit analysis, with detailed approval and review processes. These facilities are also actively monitored and reviewed annually. We maintain a separate reserve for estimated probable credit losses related to certain of these off-balance sheet facilities as of the balance sheet date, which is recorded in accrued expenses and other liabilities in our consolidated statement of condition. This reserve is evaluated on a regular basis by management. Provisions to maintain the reserve at a level considered appropriate to absorb estimated probable credit losses in outstanding facilities are charged to other expenses in our consolidated statement of income.
Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for assessing impaired securities, as described in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
Operational Risk
We define operational risk as the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing, that give rise to operational risk. Consequently, active management of operational risk is an integral component of all aspects of our business. Our Operational Risk Policy Statement defines operational risk and details roles and responsibilities for its management. The Policy Statement is reinforced by the Operational Risk Guidelines, which document our practices and provide a mandate within which programs, processes, and regulatory elements are implemented and operational risk is identified, measured, managed and controlled in a consistent manner across State Street. Responsibility for the management of operational risk lies with every employee at State Street.
 We maintain a governance structure related to operational risk designed to clearly identify responsibilities and to provide independent oversight of operational risk management. The Risk and Capital Committee of the Board sets operational risk policy and oversees implementation of the operational risk framework. ERM develops corporate programs to manage operational risk and oversees the overall operational risk program. Business units are responsible for their own operational risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and periodically review the status of the business controls, which are designed to provide a sound operational environment. The business units also identify, manage, and report on operational risk. The Operational Risk Committee reviews operational risk-related information and policies, provides oversight of the operational risk program, and escalates operational risk issues of note to the MRAC and Risk and Capital Committee of the Board. Corporate Audit performs independent reviews of the application of operational risk-management practices and methodologies and reports to the Examining & Audit Committee of the Board.
Our discipline in managing operational risk, which is a result of this emphasis on policy, guidelines, oversight, and independent review, provides the structure to identify, evaluate, control, monitor, measure, mitigate and report operational risk.
Business Risk
We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of our business activities and the potential effect of strategic and reputation risks, not already captured as market, interest-rate, credit or operational risks. We incorporate business risk into our assessment of our economic capital needs. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every employee at State Street.
Separating the effects of a potential material adverse event into operational and business risk is sometimes difficult. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and consequently the potential loss of clients and corresponding decline in revenue would be classified as a business risk loss. An additional example of business risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain clients and the associated revenue, would be classified as a loss due to business risk.
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
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $291.08 billion as of December 31, 2012, compared to $302.34 billion as of December 31, 2011. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in its consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $300.51 billion and $312.60 billion as collateral for indemnified securities on loan as of December 31, 2012 and December 31, 2011, respectively.
The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $300.51 billion as of December 31, 2012 and $312.60 billion as of December 31, 2011 referenced above, $80.22 billion as of December 31, 2012 and $88.66 billion as of December 31, 2011 was invested in indemnified repurchase agreements. We or our agents held $85.41 billion and $93.04 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2012 and December 31, 2011, respectively. Additional information about our securities finance activities is provided in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
In the normal course of our business, we use derivative financial instruments to support our clients' needs and to manage our interest-rate and foreign currency risk. Additional information about our use of derivative instruments is provided in note 16 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SIGNIFICANT ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with GAAP, and we apply accounting policies that affect the determination of amounts reported in these consolidated financial statements. Our significant accounting policies are described in note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
The majority of the accounting policies described in note 1 do not involve difficult, subjective or complex judgments or estimates in their application, or the variability of the estimates is not material to our consolidated financial statements. However, certain of these accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the consolidated financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with fair-value measurements, other-than-temporary impairment of investment securities and impairment of goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
The following is a brief discussion of the above-mentioned significant accounting estimates. Management of State Street has discussed these significant accounting estimates with the Examining & Audit Committee of the Board.
Fair-Value Measurements
We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, investment securities available for sale and derivative instruments.
As discussed in further detail below, changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income, or as components of other comprehensive income within shareholders' equity in our consolidated statement of condition. In addition to those financial assets and liabilities that we carry at fair value in our consolidated financial statements on a recurring basis, we estimate the fair values of other financial assets and liabilities that we carry at amortized cost in our consolidated statement of condition, and we disclose these fair value estimates in the notes to our consolidated financial statements. We estimate the fair values of these financial assets and liabilities using the definition of fair value described below.
As of December 31, 2012, approximately $114.94 billion of our financial assets and approximately $5.43 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $107.02 billion and $6.82 billion, respectively, as of December 31, 2011. The amounts as of December 31, 2012 represented approximately 52% of our consolidated total assets and approximately 3% of our consolidated total liabilities, compared to 49% and 3%, respectively, as of December 31, 2011. The increase in the relative percentage of consolidated total assets as of December 31, 2012 compared to 2011 mainly reflected purchases of non U.S. debt securities and mortgage-backed securities available for sale as part of our re-investment strategy. Our re-investment strategy is more fully discussed under “Net Interest Revenue” in “Consolidated Results of Operations” in this Management's Discussion and Analysis. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or the most advantageous market in which we would transact; we also consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets and liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets; as a result, we use alternate valuation techniques to measure their fair value.
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). As of December 31, 2012, including the effect of master netting agreements, we categorized less than 1% of our financial assets carried at fair value in level 1, approximately 94% of our financial assets carried at fair value in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

level 2, and approximately 6% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2012, on the same basis, we categorized approximately 1% of our financial liabilities carried at fair value in level 1, approximately 97% of our financial liabilities carried at fair value in level 2, and approximately 2% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
The assets categorized in level 1 were substantially composed of trading account assets. Fair value for these securities was measured by management using unadjusted quoted prices in active markets for identical securities.
The assets categorized in level 2 were composed of investment securities available for sale and derivative instruments. Fair value for the investment securities was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to verify the information provided, including an understanding of underlying assumptions and the level of market-participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.
The derivative instruments categorized in level 2 predominantly represented foreign exchange and interest-rate contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves.
The substantial majority of our financial assets categorized in level 3 were composed of asset-backed and mortgage-backed securities available for sale. Level-3 assets also included derivative instruments, composed of foreign exchange contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2012 compared to December 31, 2011 declined approximately 20%, primarily the result of transfers of non-U.S. debt securities to level 2, as fair value was measured using prices for which observable market information became available.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial condition in 2012, 2011 or 2010.
Other-Than-Temporary Impairment of Investment Securities
Our portfolio of fixed-income investment securities constitutes a significant portion of the assets carried in our consolidated statement of condition. GAAP requires the use of expected future cash flows to evaluate other-than-temporary impairment of these investment securities. The amount and timing of these expected future cash flows are significant estimates used in our assessment of other-than-temporary impairment. Additional information with respect to management's assessment of other-than-temporary impairment is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
Expectations of defaults and prepayments are the most significant assumptions underlying our estimates of future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest-rate curves, industry standard asset-class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash-flow expectations and resulting estimates. Management reviews its underlying assumptions and develops expected future cash-flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided under “Financial Condition - Investment Securities” in this Management's Discussion and Analysis.
Impairment of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized. Other intangible assets are amortized over their estimated useful lives, and both goodwill and other intangible assets are evaluated for impairment if events or circumstances indicate the potential inability to realize the carrying amount. We evaluate goodwill and other intangible assets for impairment annually, or more frequently if circumstances arise. Substantially all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions by our Investment Servicing line of business, with the remainder associated with our Investment Management line of business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Goodwill is ultimately supported by revenue from our Investment Servicing and Investment Management lines of business. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a write-down of the reported amount of goodwill through a charge to other expenses in our consolidated statement of income.
On an annual basis, or more frequently if circumstances arise, management reviews goodwill and evaluates events or other developments that may indicate impairment of the carrying amount. We perform this evaluation at the reporting unit level, which is one level below our two major lines of business. The evaluation methodology for potential impairment is inherently complex and involves significant management judgment in the use of estimates and assumptions.
We evaluate goodwill for impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value of the reporting unit's goodwill to its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.
To determine the aggregate fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies: a market approach, based on a comparison of the reporting unit to publicly-traded companies in similar lines of business; or an income approach, based on the value of the cash flows that the business can be expected to generate in the future.
Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is provided in note 6 to the consolidated financial statements included under Item 8 of this Form 10-K.
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2012, 2011 or 2010. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2012 totaled approximately $5.98 billion and $2.54 billion, respectively, compared to $5.65 billion and $2.46 billion, respectively, as of December 31, 2011.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition-Risk Management-Market Risk” in Management’s Discussion and Analysis, included under Item 7 of this Form 10-K, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided under Item 5, and under “Financial Condition - Capital” in Management’s Discussion and Analysis included under Item 7, of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
STATE STREET CORPORATION
We have audited the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2013

STATE STREET CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Income

Years Ended December 31,	2012	2011	2010
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$4,414	$4,382	$3,938
Management fees	993	917	829
Trading services	1,010	1,220	1,106
Securities finance	405	378	318
Processing fees and other	266	297	349
Total fee revenue	7,088	7,194	6,540
Net interest revenue:
Interest revenue	3,014	2,946	3,462
Interest expense	476	613	763
Net interest revenue	2,538	2,333	2,699
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of investment securities	55	140	(55)
Losses from other-than-temporary impairment	(53)	(123)	(651)
Losses not related to credit	21	50	420
Gains (losses) related to investment securities, net	23	67	(286)
Total revenue	9,649	9,594	8,953
Provision for loan losses	(3)	—	25
Expenses:
Compensation and employee benefits	3,837	3,820	3,517
Information systems and communications	844	776	713
Transaction processing services	702	732	653
Occupancy	470	455	463
Claims resolution	(362)	—	—
Securities lending charge	—	—	414
Acquisition and restructuring costs	225	269	252
Professional services	381	347	277
Amortization of other intangible assets	198	200	179
Other	591	459	374
Total expenses	6,886	7,058	6,842
Income before income tax expense	2,766	2,536	2,086
Income tax expense	705	616	530
Net income	$2,061	$1,920	$1,556
Net income available to common shareholders	$2,019	$1,882	$1,540

Earnings per common share:
Basic	$4.25	$3.82	$3.11
Diluted	4.20	3.79	3.09
Average common shares outstanding (in thousands):
Basic	474,458	492,598	495,394
Diluted	481,129	496,072	497,924

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Comprehensive Income

Years Ended December 31,	2012	2011	2010
(In millions)
Net income	$2,061	$1,920	$1,556
Other comprehensive income, net of related taxes:
Foreign currency translation, net of related taxes of $45, $68 and $56, respectively	134	(216)	(65)
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $469, $242 and $870, respectively	798	328	1,398
Change in net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $17, $(49) and $(17), respectively	27	(75)	(22)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $13, $15 and $164, respectively	21	25	276
Change in net unrealized losses on cash flow hedges, net of related taxes of $52 for 2012 and $3 for 2011	74	6	7
Change in unrealized losses on retirement plans, net of related taxes of $(36), $(15) and $(11), respectively	(35)	(38)	(18)
Other comprehensive income	1,019	30	1,576
Total comprehensive income	$3,080	$1,950	$3,132

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2012	2011
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$2,590	$2,193
Interest-bearing deposits with banks	50,763	58,886
Securities purchased under resale agreements	5,016	7,045
Trading account assets	637	707
Investment securities available for sale	109,682	99,832
Investment securities held to maturity (fair value of $11,661 and $9,362)	11,379	9,321
Loans and leases (less allowance for losses of $22 and $22)	12,285	10,031
Premises and equipment (net of accumulated depreciation of $4,037 and $3,673)	1,728	1,747
Accrued income receivable	1,970	1,822
Goodwill	5,977	5,645
Other intangible assets	2,539	2,459
Other assets	18,016	17,139
Total assets	$222,582	$216,827

Liabilities:
Deposits:
Noninterest-bearing	$44,445	$59,229
Interest-bearing—U.S.	19,201	7,148
Interest-bearing—Non-U.S.	100,535	90,910
Total deposits	164,181	157,287
Securities sold under repurchase agreements	8,006	8,572
Federal funds purchased	399	656
Other short-term borrowings	4,502	4,766
Accrued expenses and other liabilities	17,196	18,017
Long-term debt	7,429	8,131
Total liabilities	201,713	197,429
Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	489	—
Series A, 5,001 shares issued and outstanding	—	500
Common stock, $1 par, 750,000,000 shares authorized:
503,900,268 and 503,965,849 shares issued	504	504
Surplus	9,667	9,557
Retained earnings	11,751	10,176
Accumulated other comprehensive gain (loss)	360	(659)
Treasury stock, at cost, 45,238,208 and 16,541,985 shares held	(1,902)	(680)
Total shareholders’ equity	20,869	19,398
Total liabilities and shareholders’ equity	$222,582	$216,827

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2009	$—	495,366	$495	$9,180	$7,071	$(2,238)	432	$(17)	$14,491
Adjustment for effect of application of provisions of new accounting standard					27	(27)			—
Balance as of January 1, 2010	—	495,366	495	9,180	7,098	(2,265)	432	(17)	14,491
Net income					1,556				1,556
Other comprehensive income						1,576			1,576
Cash dividends declared - $.04 per share					(20)				(20)
Common stock awards and options exercised, including related taxes of $(11)		6,698	7	176					183
Other							(12)	1	1
Balance as of December 31, 2010	—	502,064	502	9,356	8,634	(689)	420	(16)	17,787
Net income					1,920				1,920
Other comprehensive income						30			30
Preferred stock issued	500								500
Cash dividends declared:
Common stock - $.72 per share					(358)				(358)
Preferred stock					(20)				(20)
Common stock acquired							16,313	(675)	(675)
Common stock awards and options exercised, including related taxes of $(14)		1,902	2	223			(177)	10	235
Other				(22)			(14)	1	(21)
Balance as of December 31, 2011	500	503,966	504	9,557	10,176	(659)	16,542	(680)	19,398
Net income					2,061				2,061
Other comprehensive income						1,019			1,019
Redemption of preferred stock	(500)								(500)
Preferred stock issued	488								488
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock - $.96 per share					(456)				(456)
Preferred stock					(29)				(29)
Common stock acquired							33,408	(1,440)	(1,440)
Common stock awards and options exercised, including related taxes of $(6)		(66)		110			(4,693)	217	327
Other							(19)	1	1
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years Ended December 31,	2012	2011	2010
(In millions)
Operating Activities:
Net income	$2,061	$1,920	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	225	218	1,244
Amortization of other intangible assets	198	200	179
Other non-cash adjustments for depreciation, amortization and accretion	258	180	(409)
(Gains) Losses related to investment securities, net	(23)	(67)	286
Change in trading account assets, net	70	(183)	(331)
Change in accrued income receivable	(148)	(89)	(236)
Change in collateral deposits, net	(1,443)	817	(2,786)
Change in unrealized losses (gains) on foreign exchange derivatives, net	982	(622)	338
Change in other assets, net	(360)	1,269	386
Change in trading liabilities, net	—	(441)	555
Change in accrued expenses and other liabilities, net	(250)	(147)	61
Other, net	256	319	(20)
Net cash provided by operating activities	1,826	3,374	823
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	8,123	(36,652)	4,398
Net decrease (increase) in securities purchased under resale agreements	2,029	(4,117)	(541)
Proceeds from sales of available-for-sale securities	5,399	16,272	24,736
Proceeds from maturities of available-for-sale securities	44,375	44,810	34,250
Purchases of available-for-sale securities	(60,812)	(78,748)	(65,485)
Proceeds from maturities of held-to-maturity securities	3,176	3,653	5,249
Proceeds from sales of held-to-maturity securities	—	—	4,676
Purchases of held-to-maturity securities	(3,577)	(457)	(426)
Net (increase) decrease in loans	(2,303)	1,638	(1,320)
Business acquisitions, net of cash acquired	(511)	(214)	(2,332)
Purchases of equity investments and other long-term assets	(251)	(69)	(114)
Purchases of premises and equipment	(355)	(298)	(262)
Other, net	116	287	363
Net cash provided by (used in) investing activities	(4,591)	(53,895)	3,192
Financing Activities:
Net increase (decrease) in time deposits	7,627	(124)	857
Net (decrease) increase in all other deposits	(733)	59,066	7,426
Net decrease in short-term borrowings	(1,587)	(8,555)	(11,233)
Proceeds from issuance of long-term debt, net of issuance costs	998	1,986	—
Payments for long-term debt and obligations under capital leases	(1,781)	(2,486)	(341)
Proceeds from issuance of preferred stock	488	500	—
Proceeds related to common stock awards and option exercises	154	49	10
Purchases of common stock	(1,440)	(675)	—
Repurchases of common stock for employee tax withholding	(101)	(63)	(44)
Payments for cash dividends	(463)	(295)	(20)
Net cash provided by (used in) financing activities	3,162	49,403	(3,345)
Net increase (decrease)	397	(1,118)	670
Cash and due from banks at beginning of year	2,193	3,311	2,641
Cash and due from banks at end of year	$2,590	$2,193	$3,311

Supplemental disclosure:
Interest paid	$516	$611	$763
Income taxes (refunded) paid, net	(186)	305	(11)
The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATE STREET CORPORATION
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
Investment Management, through State Street Global Advisors, or SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for fair-value measurements; other-than-temporary impairment of investment securities; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets.
Basis of Presentation:
Our consolidated financial statements include the accounts of the parent company and its majority- and wholly-owned subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current-year presentation.
We consolidate subsidiaries in which we exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, generally are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue in our consolidated statement of income. Investments not meeting the criteria for equity method treatment are accounted for under the cost method of accounting.
Fair-Value Measurements:
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
We categorize our financial assets and liabilities into the following fair value hierarchy:
Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level-1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.
Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level-2 financial instruments include various types of fixed-income investment securities and

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest-rate and foreign exchange derivative instruments. Pricing models are utilized to measure fair value for certain financial assets and liabilities categorized in level 2.
Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair-value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level-3 financial instruments include certain asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.
When measuring fair value for financial assets and liabilities carried at fair value on a recurring basis, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets; in those instances, we use alternative valuation techniques to measure their fair value.
Foreign Currency Translation:
The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenues and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income, a component of shareholders’ equity.
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
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:
U.S. Treasury and federal agency securities, referred to as “U.S. government securities,” purchased under resale agreements or sold under repurchase agreements are treated as collateralized financing transactions, and are recorded in our consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our U.S. government securities portfolio, the dollar value of the U.S. government securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are recorded on a net basis.
Investment Securities:
Investment securities held by us are classified as either trading account assets, investment securities available for sale or investment securities held to maturity at the time of purchase, based on management’s intent.
Trading account assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available for sale are those that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset-and-liability management activities that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review the fair values of debt securities at least quarterly, and evaluate individual available-for-sale and held-to-maturity securities for impairment that may be deemed to be other than temporary. For impaired securities that we plan to sell, or when it is more likely than not that we will be forced to sell the security, the impairment is deemed to be other than temporary and the security is written down to its fair value. Otherwise, we determine whether or not we expect to recover the entire amortized cost basis of the security, primarily by comparing the present value of expected future principal, interest and other contractual cash flows to the security’s amortized cost basis. Our evaluation of impairment of mortgage- and asset-backed securities incorporates detailed information with respect to underlying loan-level performance. Accordingly, the range of estimates pertaining to each collateral type reflects the unique characteristics of the underlying loans, such as payment options and collateral geography, among other factors.
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
Loans acquired with evidence of deterioration in credit quality subsequent to origination, and for which our inability to collect all contractually required payments is probable on the date of acquisition, are recorded at fair value. The excess of expected future cash flows from these loans over their initial recorded investment is accreted into interest revenue on a level-yield basis over the remaining term of the loans. The carrying amount of acquired loans is assessed on an ongoing basis using a discounted cash-flow model, which incorporates management expectations of prepayments. Subsequent decreases in expected cash flows result in an addition to the related allowance to allow the loan to maintain its level yield. Increases in expected cash flows are recognized, first, as a reduction of any remaining allowance, and then are recognized prospectively over the remaining term of the loan through a recalculation of the loan’s level yield.
Interest revenue related to loans is recognized in our consolidated statement of income using the interest method or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest revenue over the term of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.
For all loan classes, other than loans acquired with evidence of deterioration in credit quality, loans are placed on non-accrual status when they become 60 days past due as to either principal or interest, or earlier when full collection of principal or interest is not considered probable. Loans 60 days past due, but considered both well-secured and in the process of collection, are treated as exceptions and may be excluded from non-accrual status. When we place a loan on non-accrual status, the accrual of interest is discontinued and previously recorded but unpaid interest is reversed and generally charged against interest

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue. For loans on non-accrual status, revenue is recognized on a cash basis after recovery of principal, if and when interest payments are received. Loans may be removed from non-accrual status when repayment is reasonably assured and performance under the terms of the loan has been demonstrated.
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
Allowance for Loan Losses:
The allowance for loan losses, recorded as a reduction of loans and leases in our consolidated statement of condition, represents management’s estimate of incurred credit losses in our loan and lease portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of the allowance for both the institutional and commercial real estate segments of our loan and lease portfolio include loss experience, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors. Provisions for loan losses reflect our estimate of the amount necessary to maintain the allowance at a level considered by us to be appropriate to absorb estimated incurred credit losses in the loan and lease portfolio.
Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan or a portion of a loan is determined to be uncollectible. In addition, any impaired loan that is determined to be collateral-dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan is identified as collateral-dependent when management determines that it is probable that the underlying collateral will be the sole source of repayment. Recoveries are recorded as adjustments to the allowance on a cash basis.
The reserve for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represents management’s estimate of probable credit losses in outstanding letters and lines of credit and other credit enhancement facilities provided to our clients and outstanding as of the balance sheet date. The reserve is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of this reserve are similar to those considered with respect to the allowance for loan losses. Provisions to maintain the reserve at a level considered by us to be appropriate to absorb estimated incurred credit losses in outstanding facilities are recorded in other expenses in our consolidated statement of income.
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
Goodwill and Other Intangible Assets:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets, which are also subject to annual evaluation for impairment, are mainly related to client relationships, which are generally amortized on a straight-line basis over periods ranging from five to twenty years, and core deposit intangible assets, which are amortized over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Compensation expense related to equity-based awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. The expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution. Compensation expense for common stock and cash awards granted to employees meeting early retirement eligibility criteria is fully expensed and accrued at the grant date.
Income Taxes:
We use an asset-and-liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for the future tax consequences resulting from temporary differences between the amounts reported in our consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on our consolidated financial statements are recognized when we believe it is more likely than not that the position will be sustained. A deferred tax asset valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are netted within the same tax jurisdiction.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We record derivatives in our consolidated statement of condition at their fair value. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair-value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash-flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a non-U.S. operation; or (5) a derivative utilized in either our trading activities or in our asset-and-liability management activities that is not accounted for as a hedge of an asset or liability.
Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair-value hedge, are recorded currently in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash-flow hedge, are recorded, net of taxes, in other comprehensive income, until earnings are affected by the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Ineffectiveness of cash-flow hedges, defined as the extent to which the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in processing fees and other revenue.
Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign currency hedge, are recorded currently either in processing fees and other revenue or in other comprehensive income, net of taxes, depending on whether the hedge transaction meets the criteria for a fair-value or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a non-U.S. operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of taxes, in the foreign currency translation component of other comprehensive income. Lastly, entire changes in the fair value of derivatives utilized in our trading activities are recorded in trading services revenue, and entire changes in the fair value of derivatives utilized in our asset-and-liability management activities are recorded in processing fees and other revenue.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains and losses on foreign exchange and interest-rate contracts are reported at fair value in our consolidated statement of condition as a component of other assets and accrued expenses and other liabilities, respectively, on a gross basis, except where such gains and losses arise from contracts covered by qualifying master netting agreements.
Recent Accounting Developments
In February 2013, the FASB issued an amendment to GAAP that will require additional information about reclassifications of items from other comprehensive income to net income. The amendment does not change the current requirement, effective January 1, 2012, to report net income and other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Specifically, an entity is required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective income statement line items which compose net income, but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The amendment is effective, for State Street, for interim and annual reporting periods beginning on January 1, 2013, and is required to be applied prospectively.
In December 2011, the FASB issued an amendment to GAAP that requires new disclosures with respect to offsetting of financial instruments. Pursuant to this amendment, entities are required to disclose the following information separately for financial assets and liabilities as of the end of the reported period: (a) gross amounts; (b) amounts offset in accordance with the offsetting guidance; (c) net amounts presented in the balance sheet (i.e., (a) - (b)); (d) amounts subject to a master netting or similar agreement that management either chooses not to offset or that do not meet the conditions in the offsetting guidance, along with the amounts related to cash and financial instrument collateral (whether recognized or unrecognized on the balance sheet); and (e) the entity's net exposure (i.e., (d)-(c)). The disclosure requirements are effective, for State Street, for interim and annual reporting periods beginning on January 1, 2013, and must be applied retrospectively for all periods presented.

Note 2.	Acquisitions
On October 15, 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, for a total purchase price of approximately $550 million, subject to certain adjustments. GSAS is a global hedge-fund service provider with approximately $200 billion of single manager hedge-fund assets under administration in locations worldwide. We acquired GSAS to expand our hedge-fund servicing and administration capabilities and our overall presence in non-U.S. markets. In connection with the acquisition, we recorded goodwill of approximately $290 million, approximately half of which is not expected to be tax deductible, and other intangible assets of approximately $257 million, in our consolidated statement of condition. The hedge-fund assets are not recorded in our consolidated financial statements. Results of operations of the acquired GSAS business are included in our consolidated financial statements beginning on October 15, 2012.
In November 2011 and October 2011, respectively, we completed our acquisitions of Pulse Trading, Inc., a full-service agency brokerage firm based in Boston, Massachusetts, and Complementa Investment-Controlling AG, an investment performance measurement and analytics firm based in Switzerland. Both transactions were cash acquisitions financed through available capital. We acquired Pulse Trading to enhance the electronic-trading technology we provide to our institutional clients. Our acquisition of Pulse Trading included its institutional equities business. Complementa provides services associated with asset consolidation, investment performance measurement, investment controlling and investment consulting for institutional and large private investors, and has offices in Switzerland, Germany and Liechtenstein. We acquired Complementa to enhance our investment analytics capabilities and our overall presence in key markets in Europe. Our acquisition of Complementa included its wholly-owned asset management software provider.
In connection with the Pulse and Complementa acquisitions, we recorded aggregate goodwill of approximately $68 million, substantially all of which is not expected to be tax deductible, and aggregate other intangible assets of approximately $67 million, in our consolidated statement of condition. Results of operations of the acquired Pulse Trading and Complementa businesses are included in our consolidated financial statements beginning on their respective dates of acquisition.
In January 2011, we completed our acquisition of Bank of Ireland's asset management business, or BIAM, in a cash acquisition financed through available capital. We acquired BIAM to enhance SSgA's range of investment management solutions and expand our overall presence in Ireland, where we already provide services to institutional clients, to provide a range of investment management products. In connection with the acquisition, we recorded goodwill of approximately $31 million, substantially all of which is not expected to be tax deductible, and other intangible assets of approximately $27 million, in our consolidated statement of condition. The acquisition added approximately $23 billion to our assets under management as of March 31, 2011. The assets under management are not recorded in our consolidated financial statements. Results of

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations of the acquired BIAM business are included in our consolidated financial statements beginning on the date of acquisition.
Note 3.    Fair Value
Fair-Value Measurements:
We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of other comprehensive income within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in accordance with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is most significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three valuation levels are described below.
Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Our level-1 financial assets and liabilities primarily include positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities. We may carry U.S. government securities in our available-for-sale portfolio in connection with our asset-and-liability management activities. Our level-1 financial assets also include active exchange-traded equity securities.
Level 2. Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level-2 inputs include the following:

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

Our level-2 financial assets and liabilities primarily include trading-account assets and fixed-income investment securities, as well as various types of foreign exchange and interest-rate derivative instruments.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2012, 2011 or 2010.
Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall measurement of fair value. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the financial asset or liability, and are based on the best available information, some of which is internally developed. The following provides a more detailed discussion of our financial assets and liabilities that we may categorize in level 3 and the related valuation methodology.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
The fair value of our investment securities categorized in level 3 is measured using information obtained from third-party sources, typically non-binding broker or dealer quotes, or through the use of internally-developed pricing models. Management has evaluated its methodologies used to measure fair value, but has considered the level of observable market information to be insufficient to categorize the securities in level 2.

•
The fair value of foreign exchange contracts carried in other assets and accrued expenses and other liabilities, primarily composed of options, is measured using an option-pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

•
The fair value of certain interest-rate caps with long-dated maturities, also carried in other assets and accrued expenses and other liabilities, is measured using a matrix-pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. As of December 31, 2012, on a gross basis, we categorized in level 3 approximately 6% and 2% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally-developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 97% and 3%, respectively, of the total fair value of the investment securities categorized in level 3 as of December 31, 2012.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, independent of the business units that carry the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee, composed of senior management from independent business units, Enterprise Risk Management and Corporate Finance, oversees adherence to State Street's valuation policies.
The valuation group performs independent validation of the pricing information obtained from third-party sources in order to evaluate reasonableness and consistency with market experience in similar asset classes. Monthly analyses include a review of price changes relative to overall trends, credit analysis and other relevant procedures (discussed below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unusual pricing movements. These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained independent of the third-party pricing source. The recalculated prices are compared to market-research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, a recommendation is presented to the Valuation Committee for review and consideration.
Independent validation is also performed on fair-value measurements determined using internally-developed pricing models. The pricing models are subject to independent validation through our Model Assessment Committee, a corporate risk committee that provides technical recommendations to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price-valuation adjustments, are developed by the business units and independently reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
Measuring fair value requires the exercise of management judgment. The level of subjectivity and the degree of management judgment required is more significant for financial instruments whose fair value is measured using inputs that are not observable. The areas requiring significant judgment are identified, documented and reported to the Valuation Committee as part of the valuation control framework. We believe that our valuation methods are appropriate; however, the use of different methodologies or assumptions, particularly as they apply to level-3 financial assets and liabilities, could materially affect fair-value measurements as of the reporting date.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2012 or 2011.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	391				391
Other	71	$155			226
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	838			841
Mortgage-backed securities	—	31,387	$825		32,212
Asset-backed securities:
Student loans	—	15,833	588		16,421
Credit cards	—	9,919	67		9,986
Sub-prime	—	1,399	—		1,399
Other	—	683	3,994		4,677
Total asset-backed securities	—	27,834	4,649		32,483
Non-U.S. debt securities:
Mortgage-backed securities	—	10,850	555		11,405
Asset-backed securities	—	5,694	524		6,218
Government securities	—	3,199	—		3,199
Other	—	4,166	140		4,306
Total non-U.S. debt securities	—	23,909	1,219		25,128
State and political subdivisions	—	7,503	48		7,551
Collateralized mortgage obligations	—	4,837	117		4,954
Other U.S. debt securities	—	5,289	9		5,298
U.S. equity securities	—	1,092	—		1,092
Non-U.S. equity securities	—	123	—		123
Total investment securities available for sale	3	102,812	6,867		109,682
Other assets:
Derivative instruments:
Foreign exchange contracts	—	9,265	113
Interest-rate contracts	—	223	—
Total derivative instruments	—	9,488	113	$(5,045)	4,556
Other	66	2	—	—	68
Total assets carried at fair value	$551	$112,457	$6,980	$(5,045)	$114,943
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$8,978	$106
Interest-rate contracts		345	—
Other		—	9
Total derivative instruments		9,323	115	$(4,071)	$5,367
Other	$66	—	—	—	66
Total liabilities carried at fair value	$66	$9,323	$115	$(4,071)	$5,433

(1)Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.41 billion and $479 million, respectively, for cash collateral received from and deposited with derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
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

(1)Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to our level-3 financial assets and liabilities during the years ended December 31, 2012 and 2011, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During the years ended December 31, 2012 and 2011, transfers out of level 3 were substantially related to certain mortgage- and asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of December 31, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2012
(in millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$1,189	$50	$(301)		$2				$(115)	$825
Asset-backed securities:
Student loans	860	—	(341)	$2	15	$100			(48)	588
Credit cards	91	21	(136)	6	(6)	239		$(62)	(86)	67
Other	2,798	12	(46)	41	69	1,920		(12)	(788)	3,994
Total asset-backed securities	3,749	33	(523)	49	78	2,259		(74)	(922)	4,649
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,715)		5	799		—	9	555
Asset-backed securities	1,768	—	(2,493)	2	8	1,317		—	(78)	524
Other	71	—	(469)		(2)	539		—	1	140
Total non-U.S. debt securities	3,296	—	(4,677)	2	11	2,655		—	(68)	1,219
State and political subdivisions	50	—	—	—	(1)	—		—	(1)	48
Collateralized mortgage obligations	227	45	(314)	369	3	283		(45)	(451)	117
Other U.S. debt securities	2	9	—	—	—	—		—	(2)	9
Total investment securities available for sale	8,513	137	(5,815)	420	93	5,197		(119)	(1,559)	6,867
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(85)	—	137		—	(107)	113	$(24)
Interest-rate contracts	10	—	—	(10)	—	—		—	—	—	—
Total derivative instruments	178	—	—	(95)	—	137		—	(107)	113	(24)
Total assets carried at fair value	$8,691	$137	$(5,815)	$325	$93	$5,334	—	$(119)	$(1,666)	$6,980	$(24)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of December 31, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(93)			$133		$(95)	$106	$(27)
Interest-rate contracts	11			(11)			—		—	—	—
Other	9			—					—	9	—
Total derivative instruments	181			(104)			133		(95)	115	(27)
Other	20			—			—		(20)	—	—
Total liabilities carried at fair value	$201	—	—	$(104)	—	—	$133	—	$(115)	$115	$(27)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2011
	Fair Value as of December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of December 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations			$(40)			$40
Mortgage-backed securities	$673		(936)		$1	1,540			$(89)	$1,189
Asset-backed securities:
Student loans	1,234		(785)	$3	(21)	421			8	860
Credit cards	43		(285)	4	(2)	301			30	91
Other	2,000	$114	(245)	31	6	1,073		$(49)	(132)	2,798
Total asset-backed securities	3,277	114	(1,315)	38	(17)	1,795		(49)	(94)	3,749
Non-U.S. debt securities:
Mortgage-backed securities	396	—	(838)	—	(9)	1,920		—	(12)	1,457
Asset-backed securities	740	—	(939)	1	7	2,179		(3)	(217)	1,768
Government securities	1	—	—	—	—	—		—	(1)	—
Other	8	—	—	—	—	65		—	(2)	71
Total non-U.S. debt securities	1,145	—	(1,777)	1	(2)	4,164		(3)	(232)	3,296
State and political subdivisions	50	1	(3)	—	—	2			—	50
Collateralized mortgage obligations	359	—	(519)	522	(4)	428		—	(559)	227
Other U.S. debt securities	3	—	—	—	—	—		—	(1)	2
Total investment securities available for sale	5,507	115	(4,590)	561	(22)	7,969		(52)	(975)	8,513
Other assets:
Derivative instruments:
Foreign exchange contracts	254	—	—	(134)	—	236		—	(188)	168	$(68)
Interest-rate contracts	—	—	—	10	—	7		(7)	—	10	9
Total derivative instruments	254	—	—	(124)	—	243		(7)	(188)	178	(59)
Total assets carried at fair value	$5,761	$115	$(4,590)	$437	$(22)	$8,212	—	$(59)	$(1,163)	$8,691	$(59)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2011
	Fair Value as of December 31, 2010	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of December 31, 2011	Change in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2011
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$260			$(122)			$219		$(196)	$161	$(60)
Interest-rate contracts	—			11		$(7)	14	$(7)	—	11	10
Other	9			—		—	—	—	—	9	—
Total derivative instruments	269			(111)		(7)	233	(7)	(196)	181	(50)
Other	—			—		—	20	—	—	20
Total liabilities carried at fair value	$269	—	—	$(111)	—	$(7)	$253	$(7)	$(196)	$201	$(50)

The following table presents total realized and unrealized gains and losses for the years ended indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Years Ended December 31,
(In millions)	Total Realized and Unrealized Gains (Losses) Recorded in Revenue			Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31,
	2012	2011	2010	2012	2011	2010
Fee revenue:
Trading services	$9	$(13)	$17	$3	$(9)	$(5)
Total fee revenue	9	(13)	17	3	(9)	(5)
Net interest revenue	420	561	141	—	—	—
Total revenue	$429	$548	$158	$3	$(9)	$(5)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents quantitative information about the valuation techniques and significant unobservable inputs used in the valuation of our level-3 financial assets and liabilities measured at fair value on a recurring basis for which we use internally-developed pricing models. The significant unobservable inputs for our level-3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker or dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level-3 Fair-Value Measurements
(Dollars in millions)	Fair Value as of December 31, 2012	Valuation Technique	Significant Unobservable Input	Weighted-Average
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$12	Discounted cash flows	Credit spread	6.7%
Asset-backed securities, credit cards	67	Discounted cash flows	Credit spread	7.1%
Asset-backed securities, other	103	Discounted cash flows	Credit spread	1.5%
State and political subdivisions	48	Discounted cash flows	Credit spread	1.9%
Derivative instruments, foreign exchange contracts	113	Option model	Volatility	9.8%
Total	$343

Liabilities:
Derivative instruments, foreign exchange contracts	$106	Option model	Volatility	9.8%
Derivative instruments, other	9	Discounted cash flows	Participant redemptions	6.7%
Total	$115

The following table presents information with respect to the composition of our level-3 financial assets and liabilities by availability of significant unobservable inputs as of December 31, 2012:

	Fair Value as of December 31, 2012
(In millions)	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
Assets:
Mortgage-backed securities	$—	$825	$825
Asset-backed securities, student loans	12	576	588
Asset-backed securities, credit cards	67	—	67
Asset-backed securities, other	103	3,891	3,994
Non-U.S. debt securities, mortgage-backed securities	—	555	555
Non-U.S. debt securities, asset-backed securities	—	524	524
Non-U.S. debt securities, other	—	140	140
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	117	117
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	113	—	113
Total	$343	$6,637	$6,980

Liabilities:
Derivative instruments, foreign exchange contracts	$106	—	$106
Derivative instruments, other	9	—	9
Total	$115	—	$115

(1)Information with respect to these model-priced financial assets and liabilities is provided in the preceding table.
(2)Fair value for these financial assets is measured using non-binding broker or dealer quotes.
Internally-developed pricing models used to measure the fair value of our level-3 financial assets and liabilities incorporate discounted cash-flow and option-modeling techniques. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of these unobservable inputs will, in isolation, have a directionally consistent impact on the fair value of the instrument for a given change in that input. Alternatively, the fair value of the instrument may move in an opposite direction for a given change in another input. Where multiple inputs are used within the valuation technique of an asset or liability, a change in one input in a certain direction may be offset by an opposite change in another input, resulting in a potentially muted impact on the overall fair value of that particular instrument. Additionally, a change in one unobservable input may result in a change to another unobservable input (that is, changes in certain inputs are interrelated to one another), which may counteract or magnify the fair-value impact.
For recurring level-3 fair-value measurements for which significant unobservable inputs are readily available to State Street as of December 31, 2012, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

•
The significant unobservable input used in the measurement of the fair value of our asset-backed securities and investment securities issued by state and political subdivisions is the credit spread. Significant increases (decreases) in the credit spread would result in measurements of significantly lower (higher) fair value.

•
The significant unobservable inputs used in the measurement of the fair value of our other non-U.S. debt securities, specifically securities collateralized by sovereign-trade credit obligations, are discount rates, expected recovery and expected maturity. Significant increases (decreases) in the discount rate and the expected maturity in isolation would result in measurements of significantly lower (higher) fair value. A significant increase (decrease) in the expected recovery would result in measurements of significantly higher (lower) fair value. However, a change in the discount rate plays a much more significant role in the measurement of fair value.

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

Fair Values of Financial Instruments:
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by GAAP, are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair-value estimates is not required by GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy as of December 31, 2012.

			Fair-Value Hierarchy
(In millions)	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
Financial Assets:
Cash and due from banks	$2,590	$2,590	$2,590	$—	$—
Interest-bearing deposits with banks	50,763	50,763	—	50,763	—
Securities purchased under resale agreements	5,016	5,016	—	5,016	—
Investment securities held to maturity	11,379	11,661	—	11,661	—
Loans (excluding leases)	11,121	11,166	—	10,276	890
Financial Liabilities:
Deposits:
Noninterest-bearing	44,445	44,445	—	44,445	—
Interest-bearing - U.S.	19,201	19,201	—	19,201	—
Interest-bearing - non-U.S.	100,535	100,535	—	100,535	—
Securities sold under repurchase agreements	8,006	8,006	—	8,006	—
Federal funds purchased	399	399	—	399	—
Other short-term borrowings	4,502	4,502	—	4,502	—
Long-term debt	7,429	6,779	—	5,871	909
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of December 31:

	2012				2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$823	$19	$1	$841	$2,798	$39	$1	$2,836
Mortgage-backed securities	31,640	598	26	32,212	29,511	538	28	30,021
Asset-backed securities:
Student loans(1)	16,829	100	508	16,421	17,187	69	711	16,545
Credit cards	9,928	61	3	9,986	10,448	53	14	10,487
Sub-prime	1,557	4	162	1,399	1,849	2	447	1,404
Other	4,583	155	61	4,677	3,421	169	125	3,465
Total asset-backed securities	32,897	320	734	32,483	32,905	293	1,297	31,901
Non-U.S. debt securities:
Mortgage-backed securities	11,119	313	27	11,405	10,890	92	107	10,875
Asset-backed securities	6,180	42	4	6,218	4,318	2	17	4,303
Government securities	3,197	2	—	3,199	1,671	—	—	1,671
Other	4,221	86	1	4,306	2,797	41	13	2,825
Total non-U.S. debt securities	24,717	443	32	25,128	19,676	135	137	19,674
State and political subdivisions	7,384	234	67	7,551	6,924	244	121	7,047
Collateralized mortgage obligations	4,818	151	15	4,954	3,971	62	53	3,980
Other U.S. debt securities	5,072	233	7	5,298	3,471	159	15	3,615
U.S. equity securities	1,089	3	—	1,092	639	1	—	640
Non-U.S. equity securities	123	—	—	123	118	—	—	118
Total	$108,563	$2,001	$882	$109,682	$100,013	$1,471	$1,652	$99,832
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$—	$8	$4,992	$—	$—	$—	$—
Mortgage-backed securities	153	11	—	164	265	18	—	283
Asset-backed securities	16	—	—	16	31	—	2	29
Non-U.S. debt securities:
Mortgage-backed securities	3,122	85	68	3,139	4,973	87	224	4,836
Asset-backed securities	434	16	1	449	436	16	3	449
Government securities	3	—	—	3	3	—	—	3
Other	167	—	2	165	172	—	17	155
Total non-U.S. debt securities	3,726	101	71	3,756	5,584	103	244	5,443
State and political subdivisions	74	2	—	76	107	3	—	110
Collateralized mortgage obligations	2,410	259	12	2,657	3,334	220	57	3,497
Total	$11,379	$373	$91	$11,661	$9,321	$344	$303	$9,362

(1)Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate investment securities carried at $46.66 billion and $44.66 billion as of December 31, 2012 and December 31, 2011, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$132	$1	$132	$1
Mortgage-backed securities	3,486	18	865	8	4,351	26
Asset-backed securities:
Student loans	625	6	10,241	502	10,866	508
Credit cards	888	3	—	—	888	3
Sub-prime	—	—	1,346	162	1,346	162
Other	639	13	989	48	1,628	61
Total asset-backed securities	2,152	22	12,576	712	14,728	734
Non-U.S. debt securities:
Mortgage-backed securities	670	3	453	24	1,123	27
Asset-backed securities	973	1	53	3	1,026	4
Other	509	1	—	—	509	1
Total non-U.S. debt securities	2,152	5	506	27	2,658	32
State and political subdivisions	685	9	1,152	58	1,837	67
Collateralized mortgage obligations	347	1	621	14	968	15
Other U.S. debt securities	302	1	33	6	335	7
Total	$9,124	$56	$15,885	$826	$25,009	$882
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,792	$8	$—	$—	$3,792	$8
Non-U.S. debt securities:
Mortgage-backed securities	56	1	956	67	1,012	68
Asset-backed securities	—	—	73	1	73	1
Other	—	—	156	2	156	2
Total non-U.S. debt securities	56	1	1,185	70	1,241	71
Collateralized mortgage obligations	120	1	153	11	273	12
Total	$3,968	$10	$1,338	$81	$5,306	$91

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,373	$1	$—	$—	$1,373	$1
Mortgage-backed securities	4,715	26	370	2	5,085	28
Asset-backed securities:
Student loans	2,992	34	10,356	677	13,348	711
Credit cards	2,581	6	1,461	8	4,042	14
Sub-prime	16	1	1,360	446	1,376	447
Other	1,485	19	1,119	106	2,604	125
Total asset-backed securities	7,074	60	14,296	1,237	21,370	1,297
Non-U.S. debt securities:
Mortgage-backed securities	6,126	61	1,094	46	7,220	107
Asset-backed securities	2,205	14	108	3	2,313	17
Other	1,543	13	—	—	1,543	13
Total non-U.S. debt securities	9,874	88	1,202	49	11,076	137
State and political subdivisions	185	3	1,431	118	1,616	121
Collateralized mortgage obligations	2,024	43	67	10	2,091	53
Other U.S. debt securities	220	2	58	13	278	15
Total	$25,465	$223	$17,424	$1,429	$42,889	$1,652
Held to maturity:
Asset-backed securities	$—	$—	$29	$2	$29	$2
Non-U.S. debt securities:
Mortgage-backed securities	678	91	1,046	133	1,724	224
Asset-backed securities	79	3	—	—	79	3
Other	—	—	138	17	138	17
Total non-U.S. debt securities	757	94	1,184	150	1,941	244
Collateralized mortgage obligations	673	38	206	19	879	57
Total	$1,430	$132	$1,419	$171	$2,849	$303

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of debt investment securities as of December 31, 2012:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$4	$43	$61	$733
Mortgage-backed securities	10	2,458	7,139	22,605
Asset-backed securities:
Student loans	425	6,863	5,540	3,593
Credit cards	1,102	5,967	2,917	—
Sub-prime	56	51	4	1,288
Other	178	2,199	1,588	712
Total asset-backed securities	1,761	15,080	10,049	5,593
Non-U.S. debt securities:
Mortgage-backed securities	160	5,484	73	5,688
Asset-backed securities	272	4,579	1,063	304
Government securities	2,064	1,135	—	—
Other	1,373	2,534	399	—
Total non-U.S. debt securities	3,869	13,732	1,535	5,992
State and political subdivisions	685	3,075	2,882	909
Collateralized mortgage obligations	161	2,371	1,161	1,261
Other U.S. debt securities	271	3,722	1,271	34
Total	$6,761	$40,481	$24,098	$37,127
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$4,500	$500
Mortgage-backed securities	—	36	32	85
Asset-backed securities	—	9	—	7
Non-U.S. debt securities:
Mortgage-backed securities	93	—	—	3,029
Asset-backed securities	149	238	47	—
Government securities	3	—	—	—
Other	—	158	—	9
Total non-U.S. debt securities	245	396	47	3,038
State and political subdivisions	49	25	—	—
Collateralized mortgage obligations	235	1,250	171	754
Total	$529	$1,716	$4,750	$4,384
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents realized gains and losses related to investment securities for the years ended December 31:

(In millions)	2012	2011	2010
Gross realized gains from sales of available-for-sale securities	$101	$152	$1,330
Gross realized losses from sales of available-for-sale securities(1)(2)	(46)	(12)	(1,385)

Gross losses from other-than-temporary impairment	(53)	(123)	(651)
Losses not related to credit	21	50	420
Net impairment losses	(32)	(73)	(231)
Gains (Losses) related to investment securities, net	$23	$67	$(286)

Impairment associated with expected credit losses	$(16)	$(42)	$(203)
Impairment associated with management's intent to sell the impaired securities prior to their recovery in value	—	(8)	(1)
Impairment associated with adverse changes in timing of expected future cash flows	(16)	(23)	(27)
Net impairment losses	$(32)	$(73)	$(231)

(1)Amount for the year ended December 31, 2012 represented a loss that resulted from the sale of all of our Greek securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' published credit ratings.
(2)Amount for the year ended December 31, 2010 included a pre-tax net loss of approximately $344 million that resulted from a repositioning of our investment securities portfolio. In connection with the repositioning, which we undertook to enhance our regulatory capital ratios under evolving regulatory capital standards, increase our balance sheet flexibility in deploying our capital and reduce our exposure to certain asset classes, we sold approximately $11 billion of securities. The sale included approximately $4.8 billion of securities classified as held to maturity in our consolidated statement of condition, which was sold at a net pre-tax loss of $119 million, in response to changes in regulatory capital requirements and previous downgrades of the securities.
The following table presents activity with respect to net impairment losses for the years ended December 31:

(In millions)	2012	2011	2010
Beginning balance	$113	$63	$175
Plus losses for which other-than-temporary impairment was not previously recognized	4	10	88
Plus losses for which other-than-temporary impairment was previously recognized	28	55	142
Less previously recognized losses related to securities sold	(21)	(13)	(342)
Less losses related to securities intended or required to be sold	—	(2)	—
Ending balance	$124	$113	$63
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	documentation of the results of these analyses.
Factors considered in determining whether impairment is other than temporary include:

•	certain macroeconomic drivers;

•	certain industry-specific drivers;

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for recovery in value.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of the evaluation of other-than-temporary impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery to its amortized cost basis.
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2012.
U.S. Non-Agency Residential Mortgage-Backed Securities
For U.S. non-agency residential mortgage-backed securities, other-than-temporary impairment related to credit is assessed using cash-flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
We recorded other-than-temporary impairment of $10 million on these securities in our consolidated statement of income in the year ended December 31, 2012, all associated with expected credit losses, primarily as a result of rising delinquencies and loss severities for certain securities, as well as management's continued expectation of a slow U.S. national housing market. Such losses were $42 million, all associated with expected credit losses, in the year ended December 31, 2011.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of overcollateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are protected from traditional consumer credit risk.
The gross unrealized losses in our FFELP loan-backed securities portfolio as of December 31, 2012 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. When evaluating impairment of these securities, we consider, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portfolio, which was approximately 5.6 years as of December 31, 2012. In addition, our total exposure to private student loan-backed securities was less than $1 billion as of December 31, 2012. Our evaluation of impairment of these securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.
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
In the year ended December 31, 2012, we recorded other-than-temporary impairment of $22 million, substantially related to non-U.S. mortgage-backed securities, of which $6 million was associated with expected credit losses (refer to the following paragraph) and $16 million was associated with adverse changes in the timing of expected future cash flows from the securities. In the year ended December 31, 2011, we recorded other-than-temporary impairment of $23 million, substantially related to non-U.S. mortgage-backed securities, all associated with adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $655 million as of December 31, 2012. We had no such exposure to Greece as of December 31, 2012. We had no direct sovereign-debt exposure to any of these countries as of that date, but we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $276 million in Spain, $144 million in Italy, $159 million in Ireland and $76 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $36 million as of December 31, 2012. The $6 million of other-than-temporary impairment recorded in the year ended December 31, 2012, described above, was related to these securities.
Our evaluation of potential other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines of between 10% and 20% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions
In assessing other-than-temporary impairment of these securities, we may from time to time rely on support from third-party financial guarantors for certain asset-backed and municipal (state and political subdivisions) securities. Factors considered when determining the level of support include the guarantor's credit rating and management's assessment of the guarantor's financial condition. For those guarantors that management deems to be under financial duress, we assume an immediate default by those guarantors, with a modest recovery of claimed amounts (up to 20%). In addition, for various forms of collateralized securities, management considers the liquidation value of the underlying collateral based on expected housing prices and other relevant factors.
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
In the aggregate, we recorded credit-related other-than-temporary impairment of $32 million and $73 million in the years ended December 31, 2012 and December 31, 2011, respectively. Of the $32 million recorded in the year ended December 31, 2012, $16 million related to expected credit losses and $16 million resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $73 million recorded in the year ended December 31, 2011, $42 million related to expected credit losses, $8 million resulted from changes in management's intent to sell the impaired securities prior to their

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recovery in value, and $23 million resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the year ended December 31, 2012, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $973 million related to 1,400 securities as of December 31, 2012 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

Note 5.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of December 31:

(In millions)	2012	2011
Institutional:
Investment funds:
U.S.	$8,376	$5,592
Non-U.S.	829	796
Commercial and financial:
U.S.	613	563
Non-U.S.	520	453
Purchased receivables:
U.S.	276	563
Non-U.S.	118	372
Lease financing:
U.S.	380	397
Non-U.S.	784	857
Total institutional	11,896	9,593
Commercial real estate:
U.S.	411	460
Total loans and leases	12,307	10,053
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$12,285	$10,031

The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2012	2011
Net rental income receivable	$1,519	$1,671
Estimated residual values	110	110
Unearned income	(465)	(527)
Investment in leveraged lease financing	1,164	1,254
Less related deferred income tax liabilities	(370)	(397)
Net investment in leveraged lease financing	$794	$857
We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within these two segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. Investment funds includes lending to mutual and other collective investment funds and short-duration advances to these clients in order to provide liquidity in support of their transaction flows associated with securities settlement activities. Commercial and financial includes lending to corporate borrowers, including broker/dealers. Purchased receivables represents undivided interests in securitized pools of underlying third-party receivables added in connection with the 2009 conduit consolidation. Lease financing includes our investment in leveraged lease financing.
Aggregate short-duration advances to our clients included in the institutional segment were $3.30 billion and $2.17 billion as of December 31, 2012 and December 31, 2011, respectively.
The CRE segment is composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. These loans, which are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
December 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade	$8,937	$1,041	$394	$1,137	$—	$29	$11,538
Speculative	268	92	—	27	377	5	769
Total	$9,205	$1,133	$394	$1,164	$377	$34	$12,307

	Institutional				Commercial Real Estate
December 31, 2011	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other Acquired Credit- Impaired	Other	Total Loans and Leases
(In millions)
Investment grade	$6,341	$592	$935	$1,194	$1	$3	$36	$9,102
Speculative	47	424	—	60	379	31	5	946
Doubtful	—	—	—	—	—	5	—	5
Total	$6,388	$1,016	$935	$1,254	$380	$39	$41	$10,053
Loans and leases are grouped in the tables presented above into the rating categories that align with our internal risk-rating framework. Management considers the ratings to be current as of December 31, 2012. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of December 31:

	Institutional		Commercial Real Estate		Total Loans and Leases
(In millions)	2012	2011	2012	2011	2012	2011
Loans and leases:
Individually evaluated for impairment	$11	$56	$411	$421	$422	$477
Collectively evaluated for impairment(1)	11,885	9,537	—	—	11,885	9,537
Loans acquired with deteriorated credit quality	—	—	—	39	—	39
Total	$11,896	$9,593	$411	$460	$12,307	$10,053

(1)As of both December 31, 2012 and 2011, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.
The following tables present information related to our recorded investment in impaired loans and leases as of and for the years ended December 31:

December 31,	2012			2011
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$197	$224	$—	$199	$227	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	64	—	8	69	—
With an allowance recorded:
CRE—other—acquired credit-impaired	—	—	—	31	37	—
Total CRE	$197	$322	$—	$238	$367	$—

(1)As of both December 31, 2012 and December 31, 2011, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

	Average Recorded Investment		Interest Revenue Recognized
Years ended December 31,	2012	2011	2012	2011
(In millions)
With no related allowance recorded:
CRE—property development	$198	$200	$16	$15
CRE—other—acquired credit-impaired	13	12	—	—
With an allowance recorded:
CRE—other—acquired credit-impaired	—	31	—	1
Total CRE	$211	$243	$16	$16
As of December 31, 2012 and December 31, 2011, we held an aggregate of approximately $197 million and $199 million, respectively, of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. As of December 31, 2012 and 2011, no loans were modified in troubled debt restructurings.
No institutional loans or leases were 90 days or more contractually past due as of December 31, 2012 or 2011. As of December 31, 2012, no CRE loans were 90 days or more contractually past due. As of December 31, 2011, a portion of the CRE loans was 90 days or more contractually due; however, we do not report them as past-due loans, pursuant to GAAP that governs the accounting for acquired credit-impaired loans.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2012, none of the aforementioned CRE loans was on non-accrual status. As of December 31, 2011, approximately $5 million of CRE loans was on non-accrual status, as the yield associated with these loans, determined when the loans were acquired, was deemed to be non-accretable. This determination was based on management's expectations of the future collection of principal and interest from the loans.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
	2012			2011	2010
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$100	$79
Charge-offs	—	—	—	(78)	(4)
Provisions	—	(3)	(3)	—	25
Recoveries	—	3	3	—	—
Ending balance	$22	$—	$22	$22	$100
The charge-offs recorded in 2011 were mainly related to a deed-in-lieu-of-foreclosure agreement and acquired credit-impaired CRE loan foreclosure, as well as an acquired credit-impaired CRE loan whose underlying collateral had deteriorated in value.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio. With respect to CRE loans, management also considers its expectations with respect to future cash flows from those loans and the value of available collateral. These expectations are based, among other things, on an assessment of economic conditions, including conditions in the commercial real estate market and other factors.

Note 6.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the years ended December 31:

	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,610	$35	$5,645	$5,591	$6	$5,597
Acquisitions(1)	290	—	290	68	32	100
Foreign currency translation, net	41	1	42	(49)	(3)	(52)
Ending balance	$5,941	$36	$5,977	$5,610	$35	$5,645

(1)Amount for 2012 represented the acquisition of GSAS, more fully discussed in note 2. Amounts for 2011 represented acquisitions of Complementa, Pulse Trading and BIAM.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in the net carrying amount of other intangible assets during the years ended December 31:

	2012			2011
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,408	$51	$2,459	$2,559	$34	$2,593
Acquisitions(1)	257	—	257	67	29	96
Amortization	(193)	(5)	(198)	(189)	(11)	(200)
Foreign currency translation, net	20	1	21	(29)	(1)	(30)
Ending balance	$2,492	$47	$2,539	$2,408	$51	$2,459

(1)Amount for 2012 represented the acquisition of GSAS, more fully discussed in note 2. Amounts for 2011 represented acquisitions of Complementa, Pulse Trading and BIAM.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of December 31:

	2012			2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,653	$(755)	$1,898	$2,369	$(641)	$1,728
Core deposits	706	(192)	514	702	(117)	585
Other	244	(117)	127	233	(87)	146
Total	$3,603	$(1,064)	$2,539	$3,304	$(845)	$2,459
Amortization expense related to other intangible assets was $198 million, $200 million and $179 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expected amortization expense for other intangible assets recorded as of December 31, 2012 is $230 million for 2013, $230 million for 2014, $226 million for 2015, $221 million for 2016 and $214 million for 2017.
Note 7.    Other Assets
The following table presents the components of other assets as of December 31:

(In millions)	2012	2011
Collateral deposits, net	$7,583	$6,688
Unrealized gains on derivative financial instruments, net	4,556	6,366
Bank-owned life insurance(1)	2,000	—
Investments in joint ventures and other unconsolidated entities	1,405	1,060
Accounts receivable	511	431
Deferred tax assets, net of valuation allowance	353	395
Prepaid expenses	267	308
Income taxes receivable	252	989
Deposits with clearing organizations	174	222
Other(2)	915	680
Total	$18,016	$17,139

(1)
Represented the cash surrender value of a bankruptcy-remote, separate-account policy composed of aggregate private-placement universal life insurance purchased by State Street Bank on certain of its employees, where State Street Bank is the sole beneficiary. The account mainly included cash and highly-rated investment securities carried at fair value.

(2) Included other real estate owned of approximately $65 million and $75 million, respectively, related to former CRE loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Deposits
As of December 31, 2012 and 2011, we had $16.5 billion and $8.9 billion, respectively, of time deposits outstanding. Non-U.S. time deposits were $2.82 billion and $2.56 billion as of December 31, 2012 and 2011, respectively. Substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more. The following table presents the scheduled maturities of aggregate U.S. and non-U.S. time deposits as of December 31, 2012:

(In millions)
2013	$16,487
2014	—
2015	—
2016	41
2017	—
Total	$16,528

The following table presents the scheduled maturities of U.S. time deposits as of December 31, 2012:

(In millions)
3 months or less	$10,631
4 months to a year	3,038
Over a year	41
Total	$13,710

Note 9.	Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in note 12, and commercial paper issued in connection with our corporate program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issue. Collectively, short-term borrowings had weighted-average interest rates of 0.55% and 0.64% for the years ended December 31, 2012 and 2011, respectively.
The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Balance as of December 31	$8,006	$8,572	$7,599	$399	$656	$7,748
Maximum outstanding at any month-end	9,306	9,853	9,058	1,145	8,259	7,748
Average outstanding during the year	7,697	9,040	8,108	784	845	1,759
Weighted-average interest rate at year-end	.06%	.04%	.04%	.13%	.05%	.01%
Weighted-average interest rate during the year	.01	.11	.05	.09	.05	.05

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Balance as of December 31	$2,148	$2,294	$2,484	$2,318	$2,384	$2,799
Maximum outstanding at any month-end	2,274	2,473	2,690	2,503	2,825	2,831
Average outstanding during the year	2,214	2,404	2,594	2,382	2,449	2,791
Weighted-average interest rate at year-end	.17%	.18%	.37%	.22%	.22%	.31%
Weighted-average interest rate during the year	.21	.26	.33	.23	.23	.31

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Conduit Commercial Paper Program
(Dollars in millions)	2011	2010
Balance as of December 31	$—	$1,919
Maximum outstanding at any month-end	271	7,275
Average outstanding during the year	113	6,339
Weighted-average interest rate at year-end	—%	.57%
Weighted-average interest rate during the year	.47	.32
The following table presents the components of securities sold under repurchase agreements by underlying collateral as of December 31, 2012:

(In millions)
Collateralized by securities purchased under resale agreements	$2,026
Collateralized by investment securities	5,980
Total	$8,006
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $6.12 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2012. The following table presents information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2012. The table excludes repurchase agreements collateralized by securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$6,076	$6,120	$5,980.016%
We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $21.29 billion for 2012 and by $20.97 billion for 2011.
State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $803 million as of December 31, 2012, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2012, no balance was outstanding on this line of credit.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Long-Term Debt

(Dollars in millions)	2012	2011
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
2.15% notes due 2012	—	1,500
2.875% notes due 2016(1)	1,014	999
4.375% notes due 2021(1)	780	757
Long-term capital leases	706	694
4.956% junior subordinated debentures due 2018(1)	550	542
4.30% notes due 2014	507	512
5.375% notes due 2017	450	450
Floating-rate notes due 2012	—	250
Floating-rate notes due 2014	250	250
7.35% notes due 2026	150	150
State Street Bank issuances:
Floating-rate extendible notes due 2014	1,000	—
5.25% subordinated notes due 2018(1)	453	453
5.30% subordinated notes due 2016	414	419
Floating-rate subordinated notes due 2015	200	200
Total long-term debt	$7,429	$8,131
 _________________________________

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2012 and 2011, we recorded an increase of $174 million and $140 million, respectively, in the carrying value of long-term debt associated with fair value hedges. Refer to note 16 for additional information about derivatives.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.
As of December 31, 2012, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2012, $4 billion was available for issuance pursuant to this authority. As of December 31, 2012, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of December 31, 2012, all $1.5 billion was available for issuance pursuant to this authority.
Statutory Business Trusts:
As of December 31, 2012, we had 2 statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2012, collectively had issued $955 billion of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, in conformity with GAAP, we do not record the trusts in our consolidated financial statements.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest paid on the debentures by the parent company is recorded in interest expense. Distributions to holders of the capital securities by the trusts are payable from interest payments received on the debentures and are due quarterly by State Street Capital Trusts I and IV, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time. Redemptions are subject to federal regulatory approval.
Parent Company and Non-Banking Subsidiary Issuances:
Interest on the 2.875% notes and the 4.375% notes is payable semi-annually in arrears on March 7 and September 7 of each year.
As of December 31, 2012 and 2011, long-term capital leases included $387 million and $410 million, respectively, related to our One Lincoln Street headquarters building and the One Lincoln Street parking garage; $269 million and $265 million, respectively, related to an office building in the U.K.; and $50 million and $18 million, respectively, related to obligations associated with construction of a new building and premises and equipment. Refer to note 19 for additional information.
Interest on the 4.956% junior subordinated debentures is payable semi-annually in arrears on March 15 and September 15 of each year. The debentures mature on March 15, 2018, and we do not have the right to redeem the debentures prior to maturity other than upon the occurrence of specified events. Redemption of the debentures is subject to federal regulatory approval. The junior subordinated debentures qualify for inclusion in tier 2 regulatory capital under federal regulatory capital guidelines.
The 4.30% notes mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year. We cannot redeem the notes prior to maturity. We completed the issuance primarily in connection with our intention to redeem the U.S. Treasury's preferred equity investment received in October 2008 under the TARP Capital Purchase Program.
The 5.375% notes mature on April 30, 2017, with interest payable semi-annually in arrears on April 30 and October 30 of each year. The floating-rate notes mature on March 7, 2014, with interest payable quarterly in arrears on March 7, June 7, September 7, and December 7 of each year. The 7.35% notes mature on June 15, 2026, with interest payable semi-annually in arrears on June 15 and December 15 of each year. We may not redeem the notes prior to their maturity.
State Street Bank Issuances:
In December 2012, State Street Bank issued $1 billion of 13-month extendible senior unsecured floating-rate notes. Each of the notes had an initial maturity date of January 13, 2014; on the 18th day of each month, commencing January 18, 2013, holders are entitled to extend the maturity date of their notes for successive one-month periods in accordance with defined procedures. Pursuant to these procedures, the maturity of all of these notes has been extended to March 18, 2014. In no event may the maturity of any note be extended beyond January 15, 2016, the final maturity date. Commencing January 15, 2015, State Street Bank may redeem some or all of the notes at 100% of the principal amount of the notes to be redeemed, plus accrued interest to the redemption date. State Street Bank will pay interest on the notes on March 18, June 18, September 18 and December 18 of each year beginning on March 18, 2013, at a rate determined for each interest period equal to three-month LIBOR plus the applicable margin for that interest period.
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
Note 11.    Commitments, Guarantees and Contingencies
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $17.86 billion and $17.30 billion as of December 31, 2012 and 2011, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 76% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent future cash requirements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees:
Off-balance sheet guarantees are composed of indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The potential losses associated with these guarantees equal the gross contractual amounts, and do not consider the value of any collateral. The following table presents the aggregate gross contractual amounts of off-balance sheet guarantees as of December 31, 2012 and 2011. Amounts presented do not reflect participations to independent third parties.

(In millions)	2012	2011
Indemnified securities financing	$291,075	$302,342
Stable value protection	33,512	40,963
Asset purchase agreements	5,063	5,056
Standby letters of credit	4,552	3,938
Indemnified Securities Financing
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of December 31:

(In millions)	2012	2011
Aggregate fair value of indemnified securities financing	$291,075	$302,342
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	300,510	312,598
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	80,224	88,656
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	85,411	93,039
In certain cases, we participate in securities finance transactions as a principal. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2012 and December 31, 2011, we had approximately $7.57 billion and $5.21 billion, respectively, of collateral provided and approximately $5.72 billion and $4.59 billion, respectively, of collateral received in connection with our principal securities lending transactions.
Stable Value Protection
In the normal course of our business, we offer products that provide book-value protection, primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate, investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. The investment parameters of the underlying portfolios, combined with structural protections, are designed to provide cushion and guard against payments even under extreme stress scenarios.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These contingencies are individually accounted for as derivative financial instruments. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 16. As of December 31, 2012, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
Contingencies:
Legal Proceedings
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. However, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition, although an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required, and on our consolidated financial condition and our reputation.
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. Once established, a reserve is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and a range of reasonably possible loss are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a range of loss might not be reasonably estimated until the later stages of the proceeding.
To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established reserves with respect to the claims discussed below and do not believe that potential exposure is either probable or can be reasonably estimated.
SSgA
We are currently defending two related ERISA class actions by investors in unregistered SSgA-managed collective trust and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The first action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in the SSgA collective trust between April 2004 and the present. We have not established a reserve with respect to this matter. The second action, filed January 2013, challenges the division of our securities lending-related revenue between common trust funds and State Street in its role as lending agent. It similarly alleges, among other things, that State Street breached its fiduciary duty to investors in those funds.
We have previously reported on litigation and claims against State Street related to (i) the active fixed-income strategies that were the subject of our 2010 regulatory settlement with the SEC, the Massachusetts Attorney General and the Massachusetts Securities Division of the Office of the Secretary of State, and (ii) certain prime brokerage arrangements between four SSgA-managed common trust funds and various Lehman entities. All of those matters have been settled.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, the difference would have been approximately

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$11 million as of December 31, 2012. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have established a reserve of $10 million in connection with this matter.
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
In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
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
We have not established a reserve with respect to any of the pending legal proceedings related to our indirect foreign exchange services. We cannot provide any assurance as to the outcome of the pending proceedings, or whether other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services.
Our estimated total revenue worldwide from such services was approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
Shareholder Litigation
Four shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. A second complaint is a purported shareholder derivative action on behalf of State Street. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints variously allege violations of the federal securities laws, common law and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. We have not established a reserve with respect to these matters.
Transition Management
In 2011, we identified a limited number of instances in which clients of our U.K. transition management businesses had been intentionally charged amounts in excess of the contractual terms. We conducted an investigation of such business with the assistance of external counsel and accounting firms; and we notified and have reimbursed or offered to reimburse the limited number of clients which we identified as having been intentionally overcharged. We have also reported this matter to the U.K. Financial Services Authority, or FSA, and have cooperated with them in connection with this matter. We have established reserves in an aggregate amount of $10 million for indemnification costs and the potential for a financial penalty in connection with a resolution of this matter with the FSA.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege various claims, including claims under the Massachusetts consumer protection statute, in connection with certain assets managed by TAG and custodied with State Street. The complaints include a putative class action, which alleges that the class has suffered tens of millions of dollars in damages, and a number of individual complaints, which seek unspecified damages. We have not established a reserve with respect to these matters.
Income Taxes
When determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Additional information with respect to our provisions for income taxes and tax benefits, including unrecognized tax benefits, is provided in note 22.
The review by the Internal Revenue Service, or IRS, of our U.S. income tax returns for the tax years 2010 and 2011 began in February 2013. Management believes that we have sufficiently accrued liabilities as of December 31, 2012 for tax exposures, including, but not limited to, exposures related to the IRS's review of the tax years 2010 and 2011.
Note 12.    Variable Interest Entities
Asset-Backed Investment Securities:
We invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which entities are considered to be VIEs as defined by GAAP. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 4.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2012 and December 31, 2011, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.68 billion and $2.81 billion, respectively, and other short-term borrowings (refer to note 9) of $2.15 billion and $2.29 billion, respectively, in our consolidated statement of condition in connection with these trusts.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.9 years as of December 31, 2012, compared to approximately 7.4 years as of December 31, 2011.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.19 billion and $666 million, respectively, as of December 31, 2012, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Note 13.    Shareholders’ Equity
In August 2012, we issued and sold 20 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. We issued 5,000 shares of Series C preferred stock in connection with the depositary share offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $488 million.
Dividends on shares of the Series C preferred stock are not mandatory and are non-cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at an annual rate of 5.25%. If we issue additional shares of Series C preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on the Series C preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including federal regulatory capital guidelines. In 2012, we declared and paid dividends of approximately $8 million on the Series C preferred stock.
On September 15, 2017, or any dividend payment date thereafter, the Series C preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series C preferred stock and corresponding depositary shares may be redeemed at our option, in whole or in part, prior to September 15, 2017, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series C preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
In October 2012, using the proceeds from the issuance of the Series C preferred stock described above together with cash on hand, we redeemed all 5,001 outstanding shares of our non-cumulative perpetual preferred stock, Series A, liquidation preference of $100,000 per share, for a redemption payment equal to $100,000 per share, or approximately $500 million. At the time of redemption, we also paid declared but unpaid dividends on the Series A preferred stock. The Series A preferred stock, issued in March 2011, was held by State Street Capital Trust III, and constituted the principal asset of the trust. Total dividends paid on the Series A preferred stock in 2012 were $21 million.
In March 2012, our Board of Directors approved a new program authorizing the purchase by us of up to $1.80 billion of our common stock through March 31, 2013. During the period from April 1, 2012 through December 31, 2012, we purchased approximately 33.4 million shares of our common stock under this program at an average cost of $43.11 and an aggregate cost of approximately $1.44 billion. As of December 31, 2012, approximately $360 million remained available for purchase under this program. Shares acquired in connection with the program which remained unissued as of year-end were recorded as treasury stock in our consolidated statement of condition as of December 31, 2012.
In 2011, under a previous Board-authorized program, we purchased approximately 16.3 million shares of our common stock at an average cost per share of approximately $41.38 and an aggregate cost of approximately $675 million. Shares acquired in connection with these purchases which remained unissued as of year-end were recorded as treasury stock in our consolidated statement of condition as of December 31, 2011. No shares of our common stock were purchased by us in 2010. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.
Our common shares may be acquired for other deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2012 and 2011, approximately 387,000 shares and 406,000 shares, respectively, had been purchased and were held in trust. These shares are recorded as treasury stock in our consolidated statement of condition.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the after-tax components of accumulated other comprehensive gain (loss) as of December 31:

(In millions)	2012	2011	2010
Foreign currency translation	$134	$—	$216
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(14)

Net unrealized gains (losses) on available-for-sale securities portfolio	815	110	(90)
Net unrealized losses related to reclassified available-for-sale securities	(110)	(189)	(317)
Net unrealized gains (losses) on available-for-sale securities	705	(79)	(407)

Net unrealized losses on available-for-sale securities designated in fair value hedges	(183)	(210)	(135)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	(3)	(17)	(17)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(65)	(86)	(111)
Net unrealized gains (losses) on cash flow hedges	69	(5)	(11)
Unrealized losses on retirement plans	(283)	(248)	(210)
Total	$360	$(659)	$(689)
For the year ended December 31, 2012, we realized net gains of $55 million from sales of available-for-sale securities. Unrealized pre-tax gains of $67 million were included in other comprehensive income as of December 31, 2011, net of deferred taxes of $27 million, related to these sales. For the year ended December 31, 2011, we realized net gains of $140 million from sales of available-for-sale securities. Unrealized pre-tax gains of $76 million were included in other comprehensive income as of December 31, 2010, net of deferred taxes of $30 million, related to these sales. For the year ended December 31, 2010, we realized net losses of $55 million from sales of available-for-sale securities. Unrealized pre-tax losses of $728 million were included in other comprehensive income as of December 31, 2009, net of deferred taxes of $291 million, related to these sales.
Note 14.    Equity-Based Compensation
In May 2012, our shareholders amended the 2006 Equity Incentive Plan to increase the number of shares of common stock that may be delivered in satisfaction of stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards, from 37 million shares to 52.5 million shares. Shares delivered under the 2006 Plan do not include shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements or shares that are forfeited or subject to awards that are canceled, forfeited or terminated. As of December 31, 2012, a cumulative total of 45.3 million shares had been awarded under the 2006 plan, compared with cumulative totals of 32.8 million shares and 26.4 million shares as of December 31, 2011 and 2010, respectively.
In addition, up to 8 million shares from our 1997 Equity Incentive Plan were approved for issuance under the 2006 Plan. This included shares that were available for issuance when the plan expired on December 18, 2006, and any shares that subsequently become available for issuance due to cancellations and forfeitures. As of December 31, 2011, all shares from the 1997 Plan had been awarded and no further grants can be made. There remain stock options outstanding from the 1997 Plan.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 and 2006 plans generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards granted under the plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. For deferred stock awards granted under the plans, no common stock is issued at the time of grant and the stock does not have dividend and voting rights. Generally, these grants vest over two to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over one to four years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on certain financial ratios, after the conclusion of each performance period. No common stock options or stock appreciation rights have been granted since 2009.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $353 million, $261 million and $229 million for the years ended December 31, 2012, 2011 and 2010,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Such expense for 2012 and 2011 excluded $26 million and $25 million, respectively, associated with acceleration of expense in connection with the staff reductions discussed in note 20. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year. The aggregate income tax benefit recorded in our consolidated statement of income related to compensation expense recorded as a component of compensation and employee benefits expense was $139 million, $103 million and $95 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table presents information about the 2006 Plan and 1997 Plan as of December 31, 2012, and related activity during the years indicated:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding as of December 31, 2010	10,983	$51.49
Exercised	(1,028)	40.52
Forfeited or expired	(2,246)	50.06
Outstanding as of December 31, 2011	7,709	53.37
Exercised	(1,459)	38.09
Forfeited or expired	(612)	51.03
Outstanding as of December 31, 2012	5,638	$57.58	2.2	$11
Exercisable as of December 31, 2012	5,509	$58.48	2.2	$8
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $8 million, $6 million and $2 million, respectively. As of December 31, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to stock options and stock appreciation rights was not significant.
The following tables present activity related to other common stock awards during the years indicated:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding as of December 31, 2010	5,801	$43.21
Vested	(1,509)	42.96
Forfeited	(127)	44.59
Outstanding as of December 31, 2011	4,165	43.25
Vested	(1,497)	42.87
Forfeited	(66)	44.64
Outstanding as of December 31, 2012	2,602	$43.44
The weighted-average grant date fair value of restricted stock awards granted in 2010 was $44.49 per share. The total fair value of restricted stock awards vested was $64 million, $66 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $46 million, which is expected to be recognized over a weighted-average period of 1.3 years.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2010	6,191	$46.71
Granted	5,468	41.92
Vested	(2,361)	52.86
Forfeited	(345)	41.99
Outstanding as of December 31, 2011	8,953	42.34
Granted	11,405	38.48
Vested	(5,123)	43.46
Forfeited	(421)	39.27
Outstanding as of December 31, 2012	14,814	$39.08
The weighted-average grant date fair value of deferred stock awards granted in 2010 was $42.45 per share. The total fair value of deferred stock awards vested was $223 million for the year ended December 31, 2012, and $107 million for each of the years ended December 31, 2011 and 2010. As of December 31, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to deferred stock awards was $351 million, which is expected to be recognized over a weighted-average period of 2.7 years.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2010	1,120	$43.89
Granted	1,906	42.28
Forfeited	(173)	42.90
Paid out	(224)	46.03
Outstanding as of December 31, 2011	2,629	42.52
Granted	764	37.78
Forfeited	(200)	42.59
Paid out	(646)	44.07
Outstanding as of December 31, 2012	2,547	$40.70
The weighted-average grant date fair value of performance awards granted in 2010 was $43.33 per share. The total fair value of performance awards paid out was $28 million, $10 million and $12 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to performance awards was $10 million, which is expected to be recognized over a weighted-average period of 2.1 years.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.	Regulatory Matters
Regulatory Capital:
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in accordance with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation with respect to capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital, each divided by adjusted total risk-weighted assets and market risk equivalent assets, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2012 and 2011, State Street and State Street Bank met all regulatory capital adequacy requirements to which they were subject.
As of December 31, 2012, State Street Bank was categorized as “well capitalized” under the regulatory capital adequacy framework. To be categorized as “well capitalized,” State Street Bank must meet or exceed the minimum ratios for “well capitalized,” as set forth in the following table, and meet certain other requirements. State Street Bank exceeded all “well capitalized” ratio guidelines as of December 31, 2012 and 2011. Management believes that no conditions or events have occurred since December 31, 2012 that have changed the capital categorization of State Street Bank.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents regulatory capital ratios and related components as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2012	2011	2012	2011
Risk-based ratios:
Tier 1 capital	4%	6%	19.1%	18.8%	17.3%	17.6%
Total capital	8	10	20.6	20.5	19.1	19.6
Tier 1 leverage ratio	4	5	7.1	7.3	6.3	6.7
Total shareholders’ equity			$20,869	$19,398	$19,681	$18,494
Trust preferred capital securities			950	950	—	—
Net unrealized (gain) loss on available-for-sale securities and cash flow hedges			(525)	395	(523)	398
Recognition of pension plan funded status			283	248	277	245
Goodwill			(5,977)	(5,645)	(5,679)	(5,353)
Other intangible assets			(2,539)	(2,459)	(2,392)	(2,297)
Deferred tax liability associated with acquisitions			699	757	680	737
Tier 1 capital			13,760	13,644	12,044	12,224
Qualifying subordinated debt			1,219	1,339	1,223	1,343
Allowances for on- and off-balance sheet credit exposures			39	40	39	40
Unrealized gain on available-for-sale equity securities			2	—	—	—
Tier 2 capital			1,260	1,379	1,262	1,383
Deduction for investments in finance subsidiaries			(191)	(181)	—	—
Total capital			$14,829	$14,842	$13,306	$13,607
Adjusted total risk-weighted assets and market risk equivalent assets:
On-balance sheet assets			$58,238	$52,642	$55,949	$49,659
Off-balance sheet equivalent assets			13,155	19,115	13,144	19,109
Market risk equivalent assets			519	661	445	611
Total			$71,912	$72,418	$69,538	$69,379
Adjusted quarterly average assets			$192,817	$186,336	$189,780	$183,086
 ________________________________

(1)
State Street Bank must comply with the regulatory guideline for “well capitalized” in order for the parent company to maintain its status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10%, and a minimum tier 1 leverage ratio of 5%. The “well capitalized” guideline requires us to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Cash, Dividend, Loan and Other Restrictions:
During 2012, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $4.10 billion to satisfy reserve requirements. Federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company. For 2013, aggregate dividends by State Street Bank to the parent company without prior regulatory approval are limited to approximately $1.94 billion of its undistributed earnings as of December 31, 2012, plus an additional amount equal to its net profits, as defined by the aforementioned banking regulations, for 2013 up to the date of any dividend. Currently, the prior approval of the Federal Reserve is required for the parent company to pay future common stock dividends.
The Federal Reserve Act requires that extensions of credit by State Street Bank to certain affiliates, including the parent company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of State Street

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank’s capital and surplus, as defined, and that extensions of credit to all such affiliates be limited to 20% of State Street Bank’s capital and surplus.
As of December 31, 2012, our consolidated retained earnings included $453 million representing undistributed earnings of unconsolidated entities that are accounted for under the equity method of accounting.
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
Interest-rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest-rate index. An interest-rate swap agreement involves the exchange of a series of interest payments, at either a fixed or variable rate, based on the notional amount without the exchange of the underlying principal amount. An interest-rate option contract provides the purchaser, for a premium, the right, but not the obligation, to receive an interest rate based upon a predetermined notional amount during a specified period. An interest-rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.
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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Collateral received and collateral provided in connection with derivative financial instruments are recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2012 and December 31, 2011, we had recorded approximately $1.68 billion and $1.15 billion, respectively, of cash collateral received and approximately $1.30 billion and $1.48 billion, respectively, of cash collateral provided in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2012 totaled approximately $495 million, against which we had posted aggregate collateral of approximately $14 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2012 was approximately $481 million. Such accelerated settlement would not affect our consolidated results of operations.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 11, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (e.g., interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 6.9 years as of December 31, 2012, compared to 7.4 years as of December 31, 2011. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on two senior notes and two subordinated notes from fixed rates to floating rates. The senior notes mature in 2016 and 2021; one pays fixed interest at a 2.875% annual rate and the other pays fixed interest at a 4.375% annual rate. The subordinated notes mature in 2018; one pays fixed interest at a 4.956% annual rate and the other pays fixed interest at a 5.25% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the senior and subordinated notes stemming from changes in the benchmark interest rates.
We have entered into forward foreign exchange contracts to hedge the change in fair value attributable to foreign exchange movements in the funding of non-functional currency-denominated investment securities. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities. The forward points on

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in net interest revenue.
Cash flow hedges
Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Ineffectiveness of cash flow hedges is defined as the extent to which the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction.
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security has a remaining life of approximately 1.8 years as of December 31, 2012, compared to 2.8 years as of December 31, 2011. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
We have entered into foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in the funding of non-functional currency-denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the critical terms of the hedging instruments and the hedged securities are aligned.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest-rate contracts(1):
Swap agreements and forwards	$1,578	$238,008
Options and caps purchased	68	1,431
Options and caps written	68	1,324
Futures	1,910	66,620
Foreign exchange contracts:
Forward, swap and spot	897,354	1,033,045
Options purchased	9,454	11,215
Options written	8,734	12,342
Credit derivative contracts:
Credit swap agreements	27	105
Other:
Stable value contracts	33,512	40,963
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	3,153	3,872
Foreign exchange contracts:
Forward and swap	3,477	2,613

(1) Decline in notional amount compared to December 31, 2011 was associated with our withdrawal from our fixed-income trading initiative.
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012			December 31, 2011
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,573	$130	$1,703	$1,298	$124	$1,422
Long-term debt(1)	1,450	—	1,450	2,450	—	2,450
Total	$3,023	$130	$3,153	$3,748	$124	$3,872

(1)As of December 31, 2012 and December 31, 2011, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $174 million and $140 million, respectively.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2012		2011
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	4.01%	3.17%	3.64%	3.22%
For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income, and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.
The following tables present the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 3.

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$9,243	Other liabilities	$9,067
Interest-rate contracts	Other assets	61	Other liabilities	61
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$9,304		$9,137
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$162	Other liabilities	$284
Foreign exchange contracts	Other assets	135	Other liabilities	17
Total		$297		$301

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$12,210	Other liabilities	$12,315
Interest-rate contracts	Other assets	1,682	Other liabilities	1,688
Other derivative contracts	Other assets	1	Other liabilities	10
Total		$13,893		$14,013
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$123	Other liabilities	$293
Foreign exchange contracts	Other assets	3	Other liabilities	37
Total		$126		$330

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the years indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2012	2011	2010
Derivatives not designated as hedging instruments(1):
Foreign exchange contracts	Trading services revenue	$576	$641	$618
Foreign exchange contracts	Processing fees and other revenue	(2)	7	(4)
Interest-rate contracts	Trading services revenue	(86)	21	7
Interest-rate contracts	Processing fees and other revenue	6	—	10
Total		$494	$669	$631
 ______________________________

(1)
Losses on derivatives related to book-value protection provided to stable value funds are recorded in other expenses, and totaled approximately $5 million for the year ended December 31, 2010. There were no losses related to stable value funds for the years ended December 31, 2012 and 2011.

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Years Ended December 31,					Years Ended December 31,
Derivatives designated as fair value hedges:		2012	2011	2010			2012	2011	2010
Foreign exchange contracts	Processing fees and other revenue	$34	$(161)	$—	Investment securities	Processing fees and other revenue	$(34)	$161	$—
Interest-rate contracts	Processing fees and other revenue	50	75	57	Long-term debt	Processing fees and other revenue	(45)	(70)	(49)
Interest-rate contracts	Processing fees and other revenue	11	(165)	(43)	Available-for-sale securities	Processing fees and other revenue	(17)	153	40
Total		$95	$(251)	$14			$(96)	$244	$(9)
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
(In millions)	2012	2011	2010		2012	2011	2010		2012	2011	2010
Derivatives designated as cash flow hedges:
Interest-rate contracts	$4	$9	$7	Net interest revenue	$(5)	$(7)	$(7)	Net interest revenue	$3	$3	$5
Foreign exchange contracts	122	—	—	Net interest revenue	—	—	—	Net interest revenue	6	—	—
Total	$126	$9	$7		$(5)	$(7)	$(7)		$9	$3	$5

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the years ended December 31:

(In millions)	2012	2011	2010
Interest revenue:
Deposits with banks	$141	$149	$93
Investment securities:
U.S. Treasury and federal agencies	799	775	682
State and political subdivisions	215	221	222
Other investments	1,552	1,493	2,109
Securities purchased under resale agreements	51	28	24
Loans and leases(1)	253	278	329
Other interest-earning assets	3	2	3
Total interest revenue	3,014	2,946	3,462
Interest expense:
Deposits	166	220	213
Short-term borrowings(1)	73	96	257
Long-term debt	222	289	286
Other interest-bearing liabilities	15	8	7
Total interest expense	476	613	763
Net interest revenue	$2,538	$2,333	$2,699
______________________________

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
December 31,	2012	2011	2012	2011
(In millions)
Benefit obligations:
Beginning of year	$1,017	$905	$112	$114
Service cost	11	9	6	6
Interest cost	45	47	5	6
Employee contributions	1	1	—	—
Plan amendments	(2)	(4)	—	—
Acquisitions and transfers	—	30	—	—
Actuarial losses (gains)	85	67	14	(5)
Benefits paid	(36)	(28)	(6)	(9)
Expenses paid	(1)	(1)	—	—
Settlements	(1)	(1)	—	—
Special termination benefits	—	—	1	—
Foreign currency translation	10	(8)	—	—
End of year	$1,129	$1,017	$132	$112

Plan assets at fair value:
Beginning of year	$928	$884	$—	$—
Actual return on plan assets	70	50	—	—
Employer contributions	104	8	6	9
Acquisitions and transfers	—	21	—	—
Benefits paid	(36)	(28)	(6)	(9)
Expenses paid	(1)	(1)	—	—
Plan settlements	(1)	(1)	—	—
Foreign currency translation	11	(5)	—	—
End of year	$1,075	$928	$—	$—

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(54)	$(89)	$(132)	$(112)
Net accrued benefit expense	$(54)	$(89)	$(132)	$(112)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post- Retirement Plan
(In millions)	2012	2011	2012	2011
Amounts recognized in consolidated statement of condition as of December 31:
Non-current assets	$40	$45	$—	$—
Current liabilities	(1)	(1)	(8)	(6)
Non-current liabilities	(93)	(133)	(124)	(106)
Net accrued amount recognized in statement of condition	$(54)	$(89)	$(132)	$(112)
Amounts recognized in accumulated other comprehensive income:
Prior service credit	$—	$—	$3	$3
Net loss	(365)	(307)	(49)	(36)
Accumulated other comprehensive loss	(365)	(307)	(46)	(33)
Cumulative employer contributions in excess of net periodic benefit cost	311	218	(86)	(79)
Net obligation recognized in our consolidated statement of condition	$(54)	$(89)	$(132)	$(112)
Accumulated benefit obligation	$1,105	$999	$—	$—
Actuarial assumptions (U.S. Plans):
Used to determine benefit obligations as of December 31:
Discount rate	3.75%	4.50%	3.75%	4.50%
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	4.50%	5.50%	4.50%	5.50%
Rate of increase for future compensation	—	4.50	—	—
Expected long-term rate of return on plan assets	6.75	7.25	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	8.08%	7.80%
Rate to which the cost trend rate is assumed to decline	—	—	4.50	4.50
Year that the rate reaches the ultimate trend rate	—	—	2029	2029
The following table presents expected benefit payments for the next ten years:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post-Retirement Plan
2013	$33	$15	$8
2014	34	14	8
2015	36	15	8
2016	37	14	8
2017	27	13	8
2018-2022	183	59	43

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $947 million and $872 million as of December 31, 2012 and 2011, respectively.
To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the expected long-term rate of return on plan assets of 6.75% for the year ended December 31, 2012.
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
With respect to the U.S. pension plan, the plan assets are primarily invested in pooled investment funds of State Street Bank. The measurement of the fair value of the participation units owned by the plans is based on the redemption value on the last business day of the plan year, where values are based on the fair value of the underlying assets in each fund. The net asset value of units of participation in other funds is based on the fair value of the underlying securities in each fund.
Alternative investments are composed of investments in limited liability corporations and limited liability partnerships. The fair value of these investments is measured by the fund managers, and represent the plans’ proportionate share of the estimated fair value of the underlying net assets of the limited liability corporations.
The methods described above may produce a fair-value calculation that may not be indicative of net realizable value or be reflective of future fair values. Furthermore, while management believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to measure the fair value of certain financial instruments could result in a different fair-value measurement as of the reporting date.
With respect to the U.K. pension plan, the plan assets are invested in sub-funds of Managed Pension Funds Limited, a U.K.-incorporated insurance vehicle of which the ultimate parent company is State Street. The fair value of these investments is measured based on the mid-market price of the underlying investments held by Managed Pension Funds Limited. This valuation method may produce a calculation that is not indicative of net realizable value or reflective of future fair values.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present, by level within the fair value hierarchy prescribed by GAAP, the plans’ assets measured at fair value on a recurring basis, and activity related to assets categorized in level 3, as of the dates and for the periods indicated:

	Fair-Value Measurements on a Recurring Basis as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity	—	$144	$—	$144
Domestic small cap equity	—	16	—	16
Developed international equities	—	80	—	80
Emerging markets equity	—	42	—	42
Investment grade fixed-income	—	390	—	390
High yield fixed-income	—	32	—	32
Real estate investment trusts	—	24	—	24
Alternative investments (commingled fund)	—	—	5	5
Alternative investments (fund of funds)	—	—	14	14
Private equity	—	—	2	2
Cash	—	10	—	10
Total U.S. Pension Plan	—	738	21	759

U.K. Pension Plan
Investments in pooled investment funds:
Developed international equity	—	30	—	30
U.K. fixed-income	—	177	—	177
Emerging market index	—	9	—	9
Alternative investments	—	—	39	39
Total U.K. Pension Plan	—	216	39	255

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts	—	—	61	61
Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	61	61
Total assets carried at fair value	—	$954	$121	$1,075

	Fair-Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2012
	U.S. Pension Plan		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value as of December 31, 2011	$19	$2	$32	$57
Purchases and sales, net	—	—	3	4
Unrealized gains	—	—	4	—
Fair value as of December 31, 2012	$19	$2	$39	$61

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis as of December 31, 2011
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity	—	$129	$—	$129
Domestic small cap equity	—	14	—	14
Developed international equities	—	62	—	62
Emerging markets equity	—	28	—	28
Investment grade fixed-income	—	311	—	311
High yield fixed-income	—	26	—	26
Real estate investment trusts	—	23	—	23
Alternative investments (commingled fund)	—	—	5	5
Alternative investments (fund of funds)	—	—	14	14
Private equity	—	—	2	2
Cash	—	6	—	6
Total U.S. Pension Plan	—	599	21	620

U.K. Pension Plan
Investments in insurance vehicles:
Developed international equity	—	24	—	24
U.K. fixed-income	—	187	—	187
Emerging market index	—	8	—	8
Alternative investments	—	—	32	32
Total U.K. Pension Plan	—	219	32	251

Other Non-U.S. Pension Plans (Excluding U.K.)
Insurance group annuity contracts	—	—	57	57
Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	57	57
Total assets carried at fair value	$—	$818	$110	$928

	Fair-Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2011
	U.S. Pension Plan		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value as of December 31, 2010	$19	$2	$33	$36
Purchases and sales, net	—	—	(1)	24
Unrealized losses	—	—	—	(3)
Fair value as of December 31, 2011	$19	$2	$32	$57
The plans’ investment strategy is intended to reduce the concentration risk of an adverse influence on investment values from the poor performance of a small number of individual investments through diversification of the assets. The significant holdings of the plans are reviewed quarterly so that the plans do not exceed the allowable maximum amount per issuer. The plans are re-balanced monthly so that actual weights of the plan assets are within the allowable ranges set forth in

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the investment policy. The plans’ operating cash flows (benefit payments, expenses, contributions) are used to bring the weights back into line on a monthly basis. If these cash flows do not provide enough benefit, additional re-balancing is effected.
Expected employer contributions to the tax-qualified U.S. and non-U.S. defined benefit pension plans, SERPs, and post-retirement plan for the year ending December 31, 2013 are $7 million, $15 million and $8 million, respectively.
State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law.
The following table presents information for the SERPs for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2012	2011
Benefit obligations:
Beginning of year	$173	$165
Service cost	1	1
Interest cost	7	8
Actuarial gain	13	23
Benefits paid	(2)	(2)
Settlements	(20)	(22)
End of year	$172	$173

Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(172)	$(173)
Net accrued benefit expense	$(172)	$(173)
Amounts recognized in consolidated statement of condition as of December 31:
Current liabilities	$(15)	$(27)
Non-current liabilities	(157)	(146)
Net accrued amount recognized in our consolidated statement of condition	$(172)	$(173)

Amounts recognized in accumulated other comprehensive income:
Net loss	$(59)	$(58)
Accumulated other comprehensive loss	(59)	(58)
Cumulative employer contributions in excess of net periodic benefit cost	(113)	(115)
Net obligation recognized in our consolidated statement of condition	$(172)	$(173)

Accumulated benefit obligation	$172	$173

Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those noted for the post-retirement plan, with the following exceptions:
Rate of increase for future compensation—SERPs	—%	—%
Rate of increase for future compensation—Executive SERPs	10.00	10.00
For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011, the accumulated benefit obligations were $1.1 billion and $960 million, respectively, and the plan assets were $810 million and $671 million, respectively. For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2012 and 2011, the projected benefit obligations were $1.1 billion and $981 million, respectively, and the plan assets were $814 million and $674 million, respectively.
If trend rates for health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2012 would have increased 7%, and the aggregate expense for service and interest costs for 2012 would have increased 11%. Conversely, if trend rates for health care costs were decreased by 1%, the post-retirement benefit obligation as of December 31, 2012 would have decreased 6%, and the aggregate expense for service and interest costs for 2012 would have decreased 9%. In addition, as part of recent corporate actions, a special termination benefit was provided to affected participants who were eligible for optional post-retirement medical coverage.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
Years Ended December 31,	2012	2011	2010	2012	2011	2010
(In millions)
Components of net periodic benefit cost:
Service cost	$11	$9	$11	$6	$6	$5
Interest cost	45	47	44	5	6	6
Assumed return on plan assets	(59)	(58)	(55)	—	—	—
Amortization of prior service cost	(2)	—	—	—	—	—
Amortization of net loss	17	12	7	1	1	2
Net periodic benefit cost	12	10	7	12	13	13
Special termination benefits	—	—	—	1	—	—
Total expense	$12	$10	$7	$13	$13	$13
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(24)	$(17)	$(13)	$(2)	$(1)	$(2)
Estimated amortization	$(24)	$(17)	$(13)	$(2)	$(1)	$(2)

	Non-Qualified SERPs
Years Ended December 31,	2012	2011	2010
(In millions)
Components of net periodic benefit cost:
Service cost	$1	$1	$1
Interest cost	7	8	10
Amortization of net loss	5	3	5
Net periodic benefit cost	13	12	16
Settlements	6	7	8
Total expense	$19	$19	$24
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:
Net loss	$(6)	$(5)	$(3)
Estimated amortization	$(6)	$(5)	$(3)
Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan, or post-tax Roth contributions, or both, up to the annual IRS limit. Our matching portion of these contributions is paid in cash, and the related compensation and employee benefits expense recorded in our consolidated statement of income was $70 million, $77 million, and $71 million for the years ended December 31, 2012, 2011 and 2010, respectively. Effective April 1, 2012, the matching contribution in the U.S. was changed from 6% to 5%. In addition, employees in certain non-U.S. offices participate in other local plans. Expenses related to these plans were $65 million, $65 million, and $45 million for the years ended December 31, 2012, 2011 and 2010.
We have a defined contribution supplemental executive retirement plan, referred to as a DC SERP, which provides for a discretionary contribution of cash and/or equity to certain executive officers. The amount is subject to certain vesting requirements as provided in the plan. We recorded compensation and employee benefits expense of $11 million, $10 million, and $10 million for the years ended December 31, 2012, 2011, and 2010, respectively, in our consolidated statement of income related to this DC SERP.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares of common stock and interest in the savings plan may be acquired by eligible employees through the Employee Stock Ownership Plan, referred to as an ESOP. The ESOP is a non-leveraged plan. Employee benefits expense is equal to the contribution specified by the plan formula and is composed of the cash contributed for the purchase of common stock on the open market or the fair value of the shares contributed from treasury stock. Dividends on shares held by the ESOP are charged to retained earnings, and shares are treated as outstanding for the calculation of earnings per common share.
Note 19.    Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computers, equipment and furniture and fixtures. Total depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $373 million, $368 million and $373 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related 366,000-square-foot underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 153,000 square feet of the building. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028, with the option to cancel the lease after the first 15 years. As of December 31, 2012 and 2011, an aggregate net book value of $576 million and $565 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt in our consolidated statement of condition.
Capital lease asset amortization is recorded in occupancy expense in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2012, 2011 and 2010, interest expense related to these capital lease obligations, reflected in net interest revenue, was $42 million, $43 million and $44 million, respectively. As of December 31, 2012 and 2011, accumulated amortization of capital lease assets was $313 million and $273 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for computers and equipment are recorded in information systems and communications expense.
Total rental expense, net of sublease revenue, amounted to $227 million, $232 million and $241 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total rental expense was reduced by sublease revenue of $4 million for the year ended December 31, 2012, and $5 million for each of the years ended December 31, 2011 and December 31, 2010.
The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2012. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $25 million for capital leases and $13 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2013	$74	$235	$309
2014	77	228	305
2015	80	182	262
2016	84	131	215
2017	88	114	202
Thereafter	579	417	996
Total minimum lease payments	982	$1,307	$2,289
Less amount representing interest payments	(301)
Present value of minimum lease payments	$681

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.    Acquisition and Restructuring Costs
The following table presents acquisition and restructuring costs recorded in the years ended December 31:

(In millions)	2012	2011	2010
Acquisition costs, net	$26	$16	$96
Restructuring charges, net	199	253	156
Total acquisition and restructuring costs	$225	$269	$252
Acquisition Costs
Acquisition costs incurred in 2012 totaled $66 million, and were mainly related to integration costs incurred in connection with the 2012 GSAS and 2010 Intesa acquisitions. These acquisition costs were partly offset by an indemnification benefit of $40 million for the assumption of an income tax liability related to the 2010 Intesa acquisition. Acquisition costs of $71 million incurred in 2011 were composed of integration costs primarily associated with the 2011 Bank of Ireland Asset Management, Intesa and 2010 Mourant International Finance Administration and acquisitions. These acquisition costs were partially offset by an indemnification benefit of $55 million for the assumption of an income tax liability related to the Intesa acquisition. The indemnification benefits of $40 million in 2012 and $55 million in 2011 were offset by corresponding income tax expense of $40 million and $55 million, respectively (refer to note 22).
The acquisition costs incurred in 2010 were mainly related to integration costs incurred in connection with the Intesa and Mourant International Finance Administration acquisitions.
Restructuring Charges
The net restructuring charges recorded in 2012, more fully described below, included $67 million related to the continuing implementation of our Business Operations and Information Technology Transformation program. The remaining restructuring charges of $132 million were composed of charges of $133 million related to expense control measures initiated by us in 2012, more fully described below, and a net credit adjustment of $(1) million related to expense control measures initiated in 2011. The restructuring charges of $253 million recorded in 2011 consisted of $133 million related to the Business Operations and Information Technology Transformation program and $120 million associated with expense control measures, including our withdrawal from our fixed-income trading initiative.
Information with respect to these initiatives (the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures), including charges, staff reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate pre-tax restructuring charges of $356 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011 and $67 million in 2012.
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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially completed at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees to be involuntarily terminated as their roles were eliminated. In 2012, an additional 164 positions were identified for elimination. As of December 31, 2012, in connection with the planned aggregate staff reduction of 2,094 employees described above, 2,029 of such identified employees had been involuntarily terminated, composed of 550 employees in 2010, 782 employees in 2011 and 697 employees in 2012.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expense Control Measures
In December 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit adjustment of $(1) million in 2012, in our consolidated statement of income.
 The charges included costs related to severance, benefits and outplacement services with respect to both the withdrawal from the fixed-income initiative and the other targeted staff reductions. In connection with the employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of December 31, 2012, 378 employees had been involuntarily terminated under this initiative, including 363 employees in 2012. The charges also included costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative, as well as costs related to asset write-downs and contract terminations.
In December 2012, specifically in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions, and recorded aggregate pre-tax restructuring charges of $133 million in 2012 in our consolidated statement of income. The charges, composed of employee-related costs, included costs related to severance, benefits and outplacement services. In connection with this measure, we identified 630 employees to be involuntarily terminated as their roles were eliminated. As of December 31, 2012, 40 employees had been involuntarily terminated under this initiative.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Balance as of December 31, 2011	$162	$39	$33	$38	$15	$287
Accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Net accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	$195	$49	$5	$—	$13	$262

Note 21.	Other Expenses
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman Brothers entities. The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including foreign exchange transactions, securities lending arrangements and repurchase agreements. During 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million. In 2012, we received two distributions totaling $338 million.
In September 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements. This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a benefit of approximately $362 million in our consolidated statement of income in 2012. Both certified claims retained as part of the settlement agreements were subsequently sold at their respective fair values, resulting in an additional gain of approximately $10 million, which was also recorded in our consolidated statement of income in 2012.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The pre-tax charge also included the establishment of a $75 million reserve to address potential inconsistencies in connection with our implementation of the redemption restrictions applicable to the collateral pools underlying our agency lending program. This charge was based on the results of a review of our implementation of the redemption restrictions with respect to participants in the agency lending collateral pools, and our assessment of the amount required to compensate clients for the dilutive effect of redemptions which may not have been consistent with the intent of the policy. In May 2011, we distributed substantially all of the reserve.

Note 22.	Income Taxes
The following table presents the components of income tax expense for the years ended December 31:

(In millions)	2012	2011	2010
Current:
Federal	$153	$49	$(885)
State	65	54	15
Non-U.S.	262	295	156
Total current expense (benefit)	480	398	(714)

Deferred:
Federal	262	134	745
State	26	8	141
Non-U.S.	(63)	76	358
Total deferred expense	225	218	1,244
Total income tax expense	$705	$616	$530
The amounts for 2012 and 2011 presented in the table included income tax expense of $40 million and $55 million, respectively, associated with indemnification benefits, recorded as offsets to acquisition costs, for the assumption of income tax liabilities related to the 2010 Intesa acquisition (refer to note 20).
Amounts of income tax expense (benefit) related to net gains (losses) from sales of investment securities were $22 million, $55 million and $(98) million for 2012, 2011 and 2010, respectively. Pre-tax income attributable to our operations located outside the U.S. was approximately $1.11 billion, $1.23 billion and $1.34 billion for 2012, 2011 and 2010, respectively.
Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2012, we have chosen to indefinitely reinvest approximately $2.7 billion of earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation, and determination of the tax liability that could be incurred upon repatriation is not practicable.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents significant components of deferred tax assets and liabilities as of December 31:

(In millions)	2012	2011
Deferred tax assets:
Foreign currency translation	$—	$2
Unrealized losses on investment securities, net	131	651
Deferred compensation	175	162
Defined benefit pension plan	155	180
Restructuring charges and other reserves	172	141
Real estate	20	28
General business credits	76	34
Non-U.S. earnings	—	14
Other	63	56
Total deferred tax assets	792	1,268
Valuation allowance for deferred tax assets	(28)	(19)
Deferred tax assets, net of valuation allowance	$764	$1,249

Deferred tax liabilities:
Leveraged lease financing	$370	$397
Fixed and intangible assets	1,099	1,067
Non-U.S. earnings	118	—
Foreign currency translation	56	—
Other	81	21
Total deferred tax liabilities	$1,724	$1,485
Management considers the valuation allowance adequate to reduce the total deferred tax assets to an aggregate amount that will more likely than not be realized. Management has determined that a valuation allowance is not required for the remaining deferred tax assets because it is more likely than not that there is sufficient taxable income of the appropriate nature within the carryback and carryforward periods to realize these assets. As of December 31, 2012 and 2011, we had deferred tax assets associated with tax credit carryforwards of $76 million and $34 million, respectively, which are presented in the above table. The tax credit carryforwards expire in 2032. As of December 31, 2012 and 2011, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $45 million and $34 million, respectively, included in “other” in the above table. The loss carryforwards expire in 2013 through 2031.
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the years ended December 31:

	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.8	2.0	1.2
Tax-exempt income	(2.6)	(2.9)	(3.6)
Tax credits	(2.8)	(1.5)	(1.3)
Foreign tax differential	(5.5)	(4.3)	(3.6)
Transactions related to investment securities (1)	—	(4.1)	(2.3)
Other, net	(.4)	.1	—
Effective tax rate	25.5%	24.3%	25.4%
 _______________________________

(1)
Amounts for 2011 and 2010 represented the effect of discrete tax benefits attributable to costs incurred in terminating former conduit asset structures; amount for 2010 also included the partial write-off of a deferred tax asset associated with certain investment securities sold in connection with our December 2010 investment portfolio repositioning.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2012	2011
Balance at beginning of year	$125	$446
Decrease related to agreements with tax authorities	(45)	(322)
Increase related to tax positions taken during current year	2	1
Increase related to tax positions taken during prior year	13	—
Balance at end of year	$95	$125
The amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and our effective tax rate was $35 million as of December 31, 2012. Unrecognized tax benefits included accrued interest of approximately $2 million and $8 million as of December 31, 2012 and 2011, respectively.
We record interest and penalties related to income taxes as a component of income tax expense. Income tax expense for the year ended December 31, 2012 included a refund, net of related interest and penalties, of approximately $12 million. Income tax expense for the year ended December 31, 2011 included related interest and penalties of approximately $10 million. Income tax expense for the year ended December 31, 2010 included no interest and penalties.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2007. Management believes that we have sufficient accrued liabilities as of December 31, 2012 for tax exposures and related interest expense.

Note 23.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2012	2011	2010
Net income	$2,061	$1,920	$1,556
Less:
Preferred stock dividends(1)	(29)	(20)	—
Dividends and undistributed earnings allocated to participating securities(2)	(13)	(18)	(16)
Net income available to common shareholders	$2,019	$1,882	$1,540

Average common shares outstanding (in thousands):
Basic average common shares	474,458	492,598	495,394
Effect of dilutive securities: common stock options and common stock awards	6,671	3,474	2,530
Diluted average common shares	481,129	496,072	497,924
Anti-dilutive securities(3)	5,619	2,382	10,316

Earnings per Common Share:
Basic	$4.25	$3.82	$3.11
Diluted(4)	4.20	3.79	3.09
______________________________
(1)Amount for 2012 included $8 million related to Series C preferred stock issued in August 2012. Remaining amount for 2012 and amount for 2011 were related to Series A preferred stock, which was redeemed in October 2012.
(2)Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock awards, contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(3)Represented common stock options and other equity-based awards outstanding, but not included in the computation of diluted average shares because their effect was anti-dilutive.
(4)Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the calculation using the treasury stock method.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investment Management, through SSgA, provides a broad range of investment management strategies, specialized investment management advisory services and other financial services, such as securities finance, for corporations, public funds, and other sophisticated investors. Management strategies offered by SSgA include passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and non-U.S. equity and fixed-income securities. SSgA also offers exchange-traded funds.
Our investment servicing strategy is to focus on total client relationships and the full integration of our products and services across our client base through cross-selling opportunities. In general, our clients will use a combination of services, depending on their needs, rather than one product or service. For instance, a custody client may purchase securities finance and cash management services from different business units. Products and services that we provide to our clients are parts of an integrated offering to these clients. We price our products and services on the basis of overall client relationships and other factors; as a result, revenue may not necessarily reflect the stand-alone market price of these products and services within the business lines in the same way it would for independent business entities.
Generally, approximately two-thirds of our consolidated total revenue (fee revenue from investment servicing and investment management, as well as trading services and securities finance activities) is generated by these two business lines. The remaining one-third is composed of processing fees and other revenue, net interest revenue, which is largely generated by the investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
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
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2012 included the net realized loss from the sale of all of our Greek investment securities previously classified as held to maturity; a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy; provisions for litigation exposure and other costs; acquisition-related integration costs; and restructuring charges associated with both our Business Operations and Information Technology Transformation program and expense control measures.
The “Other” column for 2011 included acquisition-related integration costs and restructuring charges associated with our Business Operations and Information Technology Transformation program and expense control measures. The “Other” column for 2010 included the net loss from sales of investment securities associated with the December 2010 investment portfolio repositioning, acquisition-related integration costs, and restructuring charges associated with our Business Operations and Information Technology Transformation program. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2011 reflect the retroactive effect of management changes in methodology related to funds transfer pricing and expense allocation in 2012. Results for 2010 were not restated.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(Dollars in millions, except where otherwise noted)	Investment Servicing			Investment Management			Other			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fee revenue:
Servicing fees	$4,414	$4,382	$3,938	$—	$—	$—	$—	$—	$—	$4,414	$4,382	$3,938
Management fees	—	—	—	993	917	829	—	—	—	993	917	829
Trading services	1,010	1,220	1,106	—	—	—	—	—	—	1,010	1,220	1,106
Securities finance	363	333	265	42	45	53	—	—	—	405	378	318
Processing fees and other	161	195	225	105	102	124	—	—	—	266	297	349
Total fee revenue	5,948	6,130	5,534	1,140	1,064	1,006	—	—	—	7,088	7,194	6,540
Net interest revenue	2,456	2,231	2,553	82	102	146	—	—	—	2,538	2,333	2,699
Gains (losses) related to investment securities, net	69	67	58	—	—	—	(46)	—	(344)	23	67	(286)
Total revenue	8,473	8,428	8,145	1,222	1,166	1,152	(46)	—	(344)	9,649	9,594	8,953
Provision for loan losses	(3)	—	25	—	—	—	—	—	—	(3)	—	25
Expenses from operations	6,033	5,890	5,430	872	899	753	—	—	(7)	6,905	6,789	6,176
Securities lending charge	—	—	75	—	—	339	—	—	—	—	—	414
Claims resolution	—	—	—	—	—	—	(362)	—	—	(362)	—	—
Provisions for litigation exposure and other costs	—	—	—	—	—	—	118	—	—	118	—	—
Acquisition and restructuring costs, net	—	—	—	—	—	—	225	269	252	225	269	252
Total expenses	6,033	5,890	5,505	872	899	1,092	(19)	269	245	6,886	7,058	6,842
Income (loss) before income tax expense	$2,443	$2,538	$2,615	$350	$267	$60	$(27)	$(269)	$(589)	$2,766	$2,536	$2,086
Pre-tax margin	29%	30%	32%	29%	23%	5%				29%	26%	23%
Average assets (in billions)	$189.8	$170.4	$146.9	$4.0	$4.4	$5.1				$193.8	$174.8	$152.0

Note 25.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments have been applied to determine the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Interest expense allocations are based on our internal funds transfer pricing methodology.
The following table presents our non-U.S. financial results for the years ended December 31. Net interest revenue for 2011 reflects the retroactive effect of management changes in methodology related to funds transfer pricing implemented in 2012. Net interest revenue for 2010 was not retroactively adjusted. Expenses for 2011 and 2010 reflect the retroactive effect of management changes in methodology related to direct and indirect expense allocation implemented in 2012.

(In millions)	2012	2011	2010
Total fee revenue	$2,917	$3,004	$2,661
Net interest revenue	953	966	725
Gains (Losses) related to investment securities, net	(40)	(25)	449
Total revenue	3,830	3,945	3,835
Expenses	3,118	3,215	2,719
Income before income taxes	712	730	1,116
Income tax expense	187	192	305
Net income	$525	$538	$811

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (Losses) related to investment securities, net, for the year ended December 31, 2012 included a loss of $46 million from the sale of all of our Greek investment securities (refer to note 4). Non-U.S. revenue for the year ended December 31, 2010 included $1.16 billion in the U.K., primarily from our London operations.
The following table presents the significant components of our non-U.S. assets as of December 31, based on the domicile of the underlying counterparties:

(In millions)	2012	2011
Interest-bearing deposits with banks	$20,665	$10,772
Investment securities	28,977	25,376
Other assets	7,040	10,246
Total non-U.S. assets	$56,682	$46,394

Note 26.	Parent Company Financial Statements
The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries, as of and for the years ended December 31:
STATEMENT OF INCOME - PARENT COMPANY

Years ended December 31,	2012	2011	2010
(In millions)
Cash dividends from consolidated banking subsidiary	$1,785	$—	$1,400
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	68	60	100
Other, net	38	34	9
Total revenue	1,891	94	1,509
Interest expense	163	203	162
Other expenses	85	60	421
Total expenses	248	263	583
Income tax benefit	(63)	(125)	(93)
Income (loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	1,706	(44)	1,019
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	173	1,773	484
Consolidated non-banking subsidiaries and unconsolidated entities	182	191	53
Net income	$2,061	$1,920	$1,556

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CONDITION - PARENT COMPANY

As of December 31,	2012	2011
(In millions)
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$3,799	$4,914
Trading account assets	155	138
Investment securities available for sale	28	25
Investments in subsidiaries:
Consolidated banking subsidiary	19,805	18,724
Consolidated non-banking subsidiaries	2,563	2,340
Unconsolidated entities	458	326
Notes and other receivables from:
Consolidated banking subsidiary	746	618
Consolidated non-banking subsidiaries and unconsolidated entities	258	302
Other assets	294	994
Total assets	$28,106	$28,381

Liabilities:
Commercial paper	$2,318	$2,384
Accrued taxes, expenses and other liabilities due to third parties	313	276
Long-term debt	4,606	6,323
Total liabilities	7,237	8,983
Shareholders’ equity	20,869	19,398
Total liabilities and shareholders’ equity	$28,106	$28,381

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS - PARENT COMPANY

Years ended December 31,	2012	2011	2010
(In millions)
Net cash provided by (used in) operating activities	$2,605	$(571)	$1,453

Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	1,115	144	(831)
Proceeds from sales and maturities of available-for-sale securities	—	—	1
Investments in consolidated non-banking subsidiaries and unconsolidated entities	(68)	(648)	(277)
Sale of investment in non-banking subsidiaries and unconsolidated entities	28	39	127
Business acquisitions	(2)	(51)	(141)
Net cash provided by (used in) investing activities	1,073	(516)	(1,121)

Financing Activities:
Net decrease in short-term borrowings	(500)	—	—
Net (decrease) increase in commercial paper	(66)	(415)	22
Proceeds from issuance of long-term debt, net of issuance costs	—	1,986	—
Payments for long-term debt	(1,750)	—	(300)
Proceeds from issuance of preferred stock, net of issuance costs	488	500	—
Proceeds related to common stock awards and option exercises	154	49	10
Purchases of common stock	(1,440)	(675)	—
Repurchases of common stock for employee tax withholding	(101)	(63)	(44)
Payments for cash dividends	(463)	(295)	(20)
Net cash provided by (used in) financing activities	(3,678)	1,087	(332)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and net interest revenue analysis for the years indicated.

Years ended December 31,	2012			2011			2010
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with non-U.S. banks	$17,518	$116.66%		$10,736	$126	1.17%	$8,567	$80.94%
Interest-bearing deposits with U.S. banks	9,305	25.26		9,505	23.25		4,983	13.26
Securities purchased under resale agreements	7,243	51.71		4,686	28.61		2,957	24.83
Trading account assets	651	—	—	2,013	—	—	376	—	—
Investment securities:
U.S. Treasury and federal agencies	34,576	800	2.31	32,517	775	2.38	28,028	682	2.43
State and political subdivisions(1)	7,346	338	4.60	6,875	347	5.05	6,444	349	5.43
Other investments	71,988	1,552	2.16	63,683	1,493	2.34	61,651	2,109	3.42
Loans	10,404	211	2.03	10,834	222	2.05	10,557	268	2.54
Lease financing(1)	1,206	42	3.54	1,346	58	4.28	1,537	63	4.07
Other interest-earning assets	7,378	3.04		5,462	2.03		1,156	3.24
Total interest-earning assets(1)	167,615	3,138	1.88	147,657	3,074	2.84	126,256	3,591	2.78
Cash and due from banks	3,811			3,436			2,781
Other assets	22,384			23,665			22,920
Total assets	$193,810			$174,758			$151,957
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$7,245	$16.17%		$3,626	$11.30%		$8,485	$37.43%
Savings	2,088	3.15		423	—	—	147	—	—
Non-U.S.	89,059	147.16		84,011	209.25		68,326	176.26
Total interest-bearing deposits	98,392	166.17		88,060	220.25		76,958	213.28
Securities sold under repurchase agreements	7,697	1.01		9,040	10.11		8,108	4.05
Federal funds purchased	784	1.09		845	—	—	1,759	1.05
Other short-term borrowings	4,676	71	1.52	5,134	86	1.67	13,590	252	1.86
Long-term debt	7,008	222	3.17	8,966	289	3.22	8,681	286	3.30
Other interest-bearing liabilities	5,898	15.26		3,535	8.24		940	7.69
Total interest-bearing liabilities	124,455	476.39		115,580	613.53		110,036	763.69
Noninterest-bearing deposits:
Special time	1,203			691			500
Demand	34,850			24,847			13,126
Non-U.S.(2)	459			387			253
Other liabilities	12,660			13,890			11,682
Shareholders’ equity	20,183			19,363			16,360
Total liabilities and shareholders’ equity	$193,810			$174,758			$151,957
Net interest revenue		$2,662			$2,461			$2,828
Excess of rate earned over rate paid			1.49%			1.55%			2.15%
Net interest margin(3)			1.59			1.67			2.24
 ____________________________

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $124 million, $128 million and $129 million for the years ended December 31, 2012, 2011 and 2010, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. noninterest-bearing deposits were $330 million, $194 million and $25 million as of December 31, 2012, 2011 and 2010, respectively.

(3)	Net interest margin is calculated as fully taxable-equivalent net interest revenue divided by average total interest-earning assets.

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years ended December 31,	2012 Compared to 2011			2011 Compared to 2010
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with non-U.S. banks	$79	$(89)	$(10)	$21	$25	$46
Interest-bearing deposits with U.S. banks	—	2	2	11	(1)	10
Securities purchased under resale agreements	16	7	23	14	(10)	4
Investment securities:
U.S. Treasury and federal agencies	49	(24)	25	109	(16)	93
State and political subdivisions	24	(33)	(9)	24	(26)	(2)
Other investments	195	(136)	59	69	(685)	(616)
Loans	(9)	(2)	(11)	7	(53)	(46)
Lease financing	(7)	(9)	(16)	(8)	3	(5)
Other interest-earning assets	1	—	1	10	(11)	(1)
Total interest-earning assets	348	(284)	64	257	(774)	(517)
Interest expense related to:
Deposits:
Time	16	(11)	5	(21)	(5)	(26)
Savings	—	3	3	—	—	—
Non-U.S.	12	(74)	(62)	41	(8)	33
Securities sold under repurchase agreements	(2)	(7)	(9)	1	5	6
Federal funds purchased	1	—	1	(1)	—	(1)
Other short-term borrowings	(8)	(7)	(15)	(157)	(9)	(166)
Long-term debt	(63)	(4)	(67)	10	(7)	3
Other interest-bearing liabilities	6	1	7	17	(16)	1
Total interest-bearing liabilities	(38)	(99)	(137)	(110)	(40)	(150)
Net interest revenue	$386	$(185)	$201	$367	$(734)	$(367)

Quarterly Summarized Financial Information (Unaudited)

	2012 Quarters				2011 Quarters
(Dollars and shares in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,806	$1,719	$1,778	$1,785	$1,667	$1,844	$1,892	$1,791
Interest revenue	733	730	786	765	765	728	719	734
Interest expense	111	111	114	140	159	150	147	157
Net interest revenue	622	619	672	625	606	578	572	577
Gains (Losses) related to investment securities, net	21	18	(27)	11	42	5	27	(7)
Total revenue	2,449	2,356	2,423	2,421	2,315	2,427	2,491	2,361
Provision for loan losses	(2)	—	(1)	—	(1)	—	2	(1)
Total expenses	1,864	1,415	1,772	1,835	1,784	1,798	1,774	1,702
Income before income tax expense	587	941	652	586	532	629	715	660
Income tax expense	117	267	162	159	151	74	202	189
Net income	$470	$674	$490	$427	$381	$555	$513	$471
Net income available to common shareholders	$468	$654	$480	$417	$371	$543	$502	$466
Earnings per common share(1):
Basic	$1.02	$1.39	$1.00	$.86	$.77	$1.11	$1.01	$.94
Diluted	1.00	1.36	.98	.85	.76	1.10	1.00	.93

Average common shares outstanding:
Basic	459	472	481	485	485	491	497	497
Diluted	467	480	489	490	490	495	501	501
Dividends per common share	$.24	$.24	$.24	$.24	$.18	$.18	$.18	$.18

Common stock price:
High	$47.30	$45.09	$47.13	$47.20	$42.24	$46.94	$47.64	$50.26
Low	41.09	38.95	39.27	38.21	29.86	30.19	42.10	42.06
Closing	47.01	41.96	44.64	45.50	40.31	32.16	45.09	44.94
____________________________

(1)	Basic and diluted earnings per common share for full-year 2012, and basic earnings per common share for full-year 2011, do not equal the sum of the four quarters for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the fiscal quarter ended December 31, 2012, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2012.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the fiscal quarter ended December 31, 2012, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s Report on Internal Control Over Financial Reporting
The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in accordance with U.S. generally accepted accounting principles. State Street's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street's Board of Directors, including State Street's Examining & Audit Committee.
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).
Based upon its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2012, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street's internal control over financial reporting, which follows this report.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
STATE STREET CORPORATION
We have audited State Street Corporation's (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Street Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of State Street Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2013

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013 (2013 Proxy Statement), under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining & Audit Committee will appear in our 2013 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2013 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table sets forth the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2012. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	22,957	(2)	$57.78	25,483
Equity compensation plans not approved by shareholders	42	(3)		—
Total	22,999			25,483
 ______________________________
(1) Excludes deferred stock awards and performance awards (for which there is no exercise price).
(2) Consists of 14,772 shares subject to deferred stock awards, 2,911 shares subject to stock options, 2,727 stock appreciation rights, or SARs, and 2,547 shares subject to performance awards (assuming payout at 100% for all awards regarding which performance is uncertain).
(3)Consists of shares subject to deferred stock awards.

Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board. The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 230,006 shares of common stock were outstanding as of December 31, 2012; awards made through June 30, 2003, totaling 41,737 shares outstanding as of December 31, 2012, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2013 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining & Audit Committee's pre-approval policies and procedures will appear in our 2013 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Condition - As of December 31, 2012 and 2011
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Cash Flows - Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 22, 2013, thereunto duly authorized.

STATE STREET CORPORATION

By	/s/ EDWARD J. RESCH
EDWARD J. RESCH,
Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2013 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ EDWARD J. RESCH
JOSEPH L. HOOLEY,	EDWARD J. RESCH,
Chairman, President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

DIRECTORS:

/s/ JOSEPH L. HOOLEY
JOSEPH L. HOOLEY

/s/ KENNETT F. BURNES	/s/ ROBERT S. KAPLAN
KENNETT F. BURNES	ROBERT S. KAPLAN

/s/ PETER COYM	/s/ RICHARD P. SERGEL
PETER COYM	RICHARD P. SERGEL

/s/ PATRICK de SAINT-AIGNAN	/s/ RONALD L. SKATES
PATRICK de SAINT-AIGNAN	RONALD L. SKATES

/s/ AMELIA C. FAWCETT	/s/ GREGORY L. SUMME
AMELIA C. FAWCETT	GREGORY L. SUMME

/s/ DAVID P. GRUBER	/s/ ROBERT E. WEISSMAN
DAVID P. GRUBER	ROBERT E. WEISSMAN

/s/ LINDA A. HILL	/s/ THOMAS J. WILSON
LINDA A. HILL	THOMAS J. WILSON

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended (filed as Exhibit 4.1 to State Street's Registration Statement on Form S-8 filed with the SEC on August 31, 2012 and incorporated herein by reference)

3.2
By-Laws, as amended (filed as Exhibit 3.3 to State Street’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference)

4.1
The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A, as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

4.2
Deposit Agreement, dated August 21, 2012, among State Street Corporation, American Stock Transfer & Trust Company, LLC and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K filed with the SEC on August 21, 2012 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†	State Street’s Management Supplemental Retirement Plan Amended and Restated, as amended

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended

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

10.7†	State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder

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

10.10†	State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended

10.11†	Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008, as amended

10.12†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

10.13†	Description of compensation arrangements for non-employee directors

10.14†
Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.15†
Letter Agreement with Scott F. Powers dated April 1, 2008 (filed as Exhibit 10.15 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.16†
Letter Agreement with Joseph C. Antonellis dated April 26, 2010 (filed as Exhibit 10.16 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.17A†
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
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.4 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 4, 2007 and incorporated herein by reference)

10.18†
Forms of Retention Award Agreements entered into with each of Joseph L. Hooley, Joseph C. Antonellis and Edward J. Resch on October 22, 2009 (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.19†
Form of Retention Award Agreement entered into with James S. Phalen on October 22, 2009 (filed as Exhibit 10.19 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.20†
Form of Retention Award Agreement entered into with Scott F. Powers on June 15, 2010 (filed as Exhibit 10.20 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

	10.21†	2011 Senior Executive Annual Incentive Plan (filed as Exhibit 99.2 to State Street's Current Report on Form 8-K filed with the SEC on May 24, 2011 and incorporated herein by reference)

	12	Statement of Ratios of Earnings to Fixed Charges

	21	Subsidiaries of State Street Corporation

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document
__________________________________________

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statement of Condition as of December 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.