Form 10-Q
period 2013-03-31
STATE STREET CORP
filed 2013-05-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2013 was 456,072,479.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2013

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of March 31, 2013, we had consolidated total assets of $218.19 billion, consolidated total deposits of $154.78 billion, consolidated total shareholders' equity of $20.87 billion and 29,500 employees. With $25.42 trillion of assets under custody and administration and $2.18 trillion of assets under management as of March 31, 2013, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and in note 15 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012, referred to as our 2012 Form 10-K, which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management’s Discussion and Analysis in our 2012 Form 10-K. We did not change these significant accounting policies during the first quarter of 2013.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in this Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “plan,” “expect,” “intend,” “forecast,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

•
our ability to recognize emerging needs of our clients and to develop products that are responsive to such trends and profitable to us, the performance of and demand for the products and services we offer, and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2012 Form 10-K. Forward-looking statements should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

developments that may adversely affect our consolidated results of operations and financial condition.
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

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012	% Change
Total fee revenue	$1,857	$1,785	4%
Net interest revenue	576	625	(8)
Gains related to investment securities, net	2	11
Total revenue	2,435	2,421	1
Expenses:
Expenses from operations	1,812	1,799	1
Provisions for litigation exposure	—	15
Acquisition and restructuring costs, net	14	21
Total expenses	1,826	1,835	—
Income before income tax expense	609	586	4
Income tax expense	145	159
Net income	$464	$427	9
Adjustments to net income:
Dividends on preferred stock	(7)	(7)
Earnings allocated to participating securities	(2)	(3)
Net income available to common shareholders	$455	$417
Earnings per common share:
Basic	$1.00	$.86
Diluted	.98	.85	15
Average common shares outstanding (in thousands):
Basic	454,315	484,942
Diluted	462,751	490,454
Cash dividends declared per common share	$.26	$.24
Return on average common equity	9.1%	8.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant first-quarter 2013 events, as well as highlights of our consolidated financial results for the first quarter of 2013 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our results for the first quarter of 2013 to those for the first quarter of 2012, is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights
In March 2013, we received the results of the Federal Reserve's review of our 2013 capital plan in connection with its comprehensive capital analysis and review, or CCAR, process. The Federal Reserve did not object to the capital actions we proposed, and as we previously announced, in March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase of up to $2.10 billion of our common stock through March 31, 2014. This new program follows the $1.80 billion program authorized by the Board of Directors in March 2012 and fully executed from April 2012 through February 2013.
We did not purchase any of our common stock under the new program in the first quarter of 2013. We completed the March 2012 program by purchasing approximately 6.5 million shares of our common stock, at an average cost of $54.95 per share and an aggregate cost of approximately $360 million, in the first quarter of 2013. We also declared a quarterly common stock dividend of $0.26 per share, or approximately $118 million in the aggregate, in February 2013, which was paid in April 2013. This dividend compares to a quarterly common stock dividend of $0.24 per share, or approximately $118 million in the aggregate, declared in the first quarter of 2012 and paid in April 2012.
Additional information about our common stock purchase program and our common stock dividends is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis.
With respect to our Business Operations and Information Technology Transformation program, in 2011 and 2012 combined, we achieved approximately $198 million of cumulative pre-tax expense savings compared to our 2010 expenses from operations, all else being equal. In 2013, we expect to achieve additional pre-tax expense savings of approximately $220 million compared to our above-described 2010 expense base, all else being equal. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. Additional information about our Business Operations and Information Technology Transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.

Financial Results
Total revenue in the first quarter of 2013 increased 1% compared to the first quarter of 2012, as a combined 9% increase in aggregate servicing fee and management fee revenue was substantially offset by declines in net interest revenue, processing fees and other revenue and securities finance revenue.
Servicing fee revenue in the first quarter of 2013 increased 9% compared to the first quarter of 2012, mainly the result of stronger global equity markets, net new business installed and revenue from the Goldman Sachs Administration Services, or GSAS, business, acquired in October 2012. In the first quarter of 2013 and the first quarter of 2012, servicing fees generated outside the U.S. were approximately 41% and 42%, respectively, of total servicing fees for those periods. Management fee revenue increased 11% in the same comparison, primarily the result of stronger equity markets and net new business. Management fees generated outside the U.S. in both the first quarter of 2013 and the first quarter of 2012 were approximately 37% of total management fees for those periods.
In the first quarter of 2013, trading services revenue was flat compared to the first quarter of 2012. In the same comparison, foreign exchange trading revenue was down 2%, as declines in currency volatility and spreads were partly offset by higher client volumes. This revenue was also affected by changes in mix between direct sales and trading foreign exchange and indirect foreign exchange. Our estimated indirect foreign exchange revenue declined 13%, mainly the result of lower volatility and spreads, while direct sales and trading foreign exchange revenue increased 9%, mainly the result of higher client volumes, partly offset by lower volatility and spreads. With respect to brokerage and other trading services revenue, our revenue from electronic foreign exchange trading platforms increased 16%, primarily the result of a 34% increase in client volumes. Securities finance revenue in the first quarter of 2013 declined 20% compared to the first quarter of 2012, as a result of lower spreads and lower average lending volumes.
Net interest revenue in the first quarter of 2013 declined 8% compared to the first quarter of 2012, generally the result of lower yields on earning assets related to lower global market rates and repricing on floating-rate investment securities, partly offset by lower funding costs. Yields on the investment portfolio were also affected by the reinvestment of pay-downs and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

other runoff into lower-yielding securities. Net interest revenue in the first quarter of 2013 and the first quarter of 2012 included $31 million and $49 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 consolidation of our asset-backed commercial paper conduits.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 26 basis points to 1.38% in the first quarter of 2013 from 1.64% in the first quarter of 2012. Higher levels of client deposits, amid continued market uncertainty, increased our average interest-earning assets, but negatively affected our net interest margin, as we generally placed certain of such deposits with central banks and earned the relatively low interest rates paid by the central banks on these balances. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.
Total expenses in the first quarter of 2013 were flat compared to the first quarter of 2012. Compensation and employee benefits expenses declined in the same comparison, partly due to the impact of savings associated with the Business Operations and Information Technology Transformation program. This decline was offset by an increase in information systems and communications expenses, which resulted primarily from the transition of activities to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as we continued to implement the Business Operations and Information Technology Transformation program. Additional information with respect to our expenses is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
During the first quarter of 2013, we secured mandates for approximately $223 billion of new business in assets to be serviced; of the total, $180 billion was installed prior to March 31, 2013, with the remaining $43 billion expected to be installed in later periods. The new business not installed by March 31, 2013 was not included in assets under custody and administration as of that date, and had no impact on servicing fee revenue in the first quarter of 2013, as the assets are not included until their installation is complete and we begin to service them. In addition, we installed approximately $479 billion of new business in assets to be serviced in the first quarter that we were awarded prior to January 1, 2013. We will provide one or more various services for these new assets to be serviced, including accounting, fund administration, bank loan services, custody, securities finance, compliance reporting and monitoring, hedge fund servicing, private equity administration, real estate administration, depository banking services, wealth management services, and investment manager and alternative investment manager operations outsourcing.
In the first quarter of 2013, SSgA added approximately $5 billion of net new business in assets to be managed, generally composed of approximately $16 billion of net inflows into managed cash and approximately $3 billion of net inflows into active and enhanced equity funds, partly offset by approximately $8 billion of net outflows from fixed-income funds and approximately $6 billion of net outflows from ETFs.
An additional $34 billion of new business awarded to SSgA but not installed by March 31, 2013 was not included in assets under management as of that date, and had no impact on management fee revenue for the first quarter of 2013, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2013 compared to the first quarter of 2012, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TOTAL REVENUE
Additional information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2012 Form 10-K.

	Quarters Ended March 31,
(Dollars in millions)	2013	2012	% Change
Fee revenue:
Servicing fees	$1,175	$1,078	9%
Management fees	263	236	11
Trading services:
Foreign exchange trading	146	149	(2)
Brokerage and other trading services	135	131	3
Total trading services	281	280	—
Securities finance	78	97	(20)
Processing fees and other	60	94	(36)
Total fee revenue	1,857	1,785	4
Net interest revenue:
Interest revenue	687	765	(10)
Interest expense	111	140	(21)
Net interest revenue	576	625	(8)
Gains related to investment securities, net	2	11
Total revenue	$2,435	$2,421	1
Fee Revenue
Servicing and management fees collectively composed approximately 77% of our total fee revenue in the first quarter of 2013, compared to 74% in the first quarter of 2012. The level of these fees is influenced by several factors, including the mix and volume of assets under custody and administration and assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
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
The following table presents selected average and quarter-end equity market indices. Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,514	1,349	12%	1,527	1,362	12%	1,569	1,408	11%
NASDAQ®	3,176	2,907	9	3,190	2,957	8	3,268	3,092	6
MSCI EAFE®	1,668	1,516	10	1,676	1,536	9	1,674	1,553	8
Servicing Fees
Servicing fees in the first quarter of 2013 increased 9% compared to the first quarter of 2012, primarily as a result of stronger global equity markets, the impact of net new business installed on current-period revenue, and the addition of revenue from the GSAS business, acquired in October 2012. The combined daily averages of equity market indices, individually presented in the foregoing “INDEX” table, increased an average of approximately 10% in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013 and the first quarter of 2012, servicing fees generated outside the U.S. were approximately 41% and 42%, respectively, of total servicing fees.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of the dates indicated:
ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2013	December 31, 2012	March 31, 2012
Mutual funds	$6,275	$5,852	$5,681
Collective funds	5,753	5,363	4,792
Pension products	5,331	5,339	5,116
Insurance and other products	8,063	7,817	7,619
Total	$25,422	$24,371	$23,208
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2013	December 31, 2012	March 31, 2012
Equities	$13,095	$12,276	$12,004
Fixed-income	9,069	8,885	8,384
Short-term and other investments	3,258	3,210	2,820
Total	$25,422	$24,371	$23,208
GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	March 31, 2013	December 31, 2012	March 31, 2012
United States	$18,477	$17,711	$16,757
Other Americas	757	752	673
Europe/Middle East/Africa	5,060	4,801	4,659
Asia/Pacific	1,128	1,107	1,119
Total	$25,422	$24,371	$23,208

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total servicing assets from December 31, 2012 to March 31, 2013 primarily resulted from increases in global equity markets and net client subscriptions. The increase in total servicing assets from March 31, 2012 to March 31, 2013 primarily resulted from increases in global equity markets, net client subscriptions and net new servicing business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

installations. Servicing asset levels as of March 31, 2013 did not reflect the $43 billion of new business in assets to be serviced awarded to us in first quarter of 2013 but not installed prior to March 31, 2013. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees in the first quarter of 2013 increased 11% compared to the first quarter of 2012, primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Combined average month-end equity market indices, individually presented in the foregoing “INDEX” table, increased an average of approximately 9% in the first quarter of 2013 compared to the first quarter of 2012. For both the first quarter of 2013 and the first quarter of 2012, management fees generated outside the U.S. were approximately 37% of total management fees for those periods.
The following tables present the components and geographic mix of assets under management as of the dates indicated:
ASSETS UNDER MANAGEMENT

(In billions)	March 31, 2013	December 31, 2012	March 31, 2012
Passive:
Equities	$813	$755	$725
Fixed-income	289	292	220
Exchange-traded funds(1)	354	337	308
Other(2)	221	211	203
Total passive	1,677	1,595	1,456
Active:
Equities	53	52	56
Fixed-income	17	17	19
Other	49	55	54
Total active	119	124	129
Cash	380	367	395
Total	$2,176	$2,086	$1,980

(1) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
(2) Includes currency, alternatives, assets passed to sub-advisors and multi-asset class solutions.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	March 31, 2013	December 31, 2012	March 31, 2012
United States	$1,477	$1,394	$1,367
Other Americas	41	39	34
Europe/Middle East/Africa	357	351	349
Asia/Pacific	301	302	230
Total	$2,176	$2,086	$1,980

(1) Geographic mix is based on the location at which the assets are managed.
The increase in total assets under management as of March 31, 2013 compared to December 31, 2012 resulted from net market appreciation during the quarter in the values of the assets managed, as well as net new business of $5 billion. The net new business of $5 billion was generally composed of approximately $16 billion of net inflows into managed cash and approximately $3 billion of net inflows into equity funds, partly offset by approximately $8 billion of net outflows from fixed-income funds and approximately $6 billion of net outflows from ETFs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents activity in assets under management for the twelve months ended March 31, 2013:
ASSETS UNDER MANAGEMENT

(In billions)
March 31, 2012	$1,980
Net new business	71
Market appreciation	35
December 31, 2012	2,086
Net new business	5
Market appreciation	85
March 31, 2013	$2,176
The net new business of $5 billion in the first quarter of 2013 presented in the table did not include $34 billion of new business awarded to SSgA in the first quarter of 2013 but not installed prior to March 31, 2013. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Trading Services
The following table summarizes the components of trading services revenue for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2013	2012	% Change
Foreign exchange trading:
Direct sales and trading	$81	$74	9%
Indirect foreign exchange trading	65	75	(13)
Total foreign exchange trading	146	149	(2)
Brokerage and other trading services:
Electronic foreign exchange trading	64	55	16
Other trading, transition management and brokerage	71	76	(7)
Total brokerage and other trading services	135	131	3
Total trading services revenue	$281	$280	—
Trading services revenue includes revenue from foreign exchange, or FX, trading, as well as revenue from brokerage and other trading services. We earn FX trading revenue by acting as a principal market maker. We offer a range of FX products, services and execution models. Most of our FX products and execution services can be grouped into three broad categories, which are further explained below: “direct sales and trading FX,” “indirect FX” and “electronic FX trading.” With respect to electronic FX trading, we provide an execution venue but do not act as agent or principal.
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
FX trading revenue is influenced by three principal factors: the volume and type of client FX transactions; currency volatility; and the management of currency and rate market risks. Revenue earned from direct sales and trading FX and indirect FX is recorded in FX trading revenue. Revenue earned from electronic FX trading is recorded in brokerage and other trading services revenue.
The change in trading services revenue in the first quarter of 2013 compared to the first quarter of 2012, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue declined 2% in the first quarter of 2013 compared to the first quarter of 2012, primarily the result of declines in currency volatility and spreads, partly offset by higher client volumes. This revenue was also affected by changes in mix between direct sales and trading FX and indirect FX. We enter into FX transactions with clients and investment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading FX.” Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX.” We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes.
For the quarters ended March 31, 2013 and 2012, our estimated indirect FX revenue was approximately $65 million and $75 million, respectively. The 13% decline was mainly the result of lower volatility and lower spreads. All other FX revenue, other than this indirect FX revenue estimate, is considered by us to be direct sales and trading FX revenue. For the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, our direct sales and trading FX revenue increased 9%, mainly the result of higher client volumes, partly offset by lower volatility and lower spreads.
During the first quarter of 2013, some of our clients who relied on our indirect model to execute their FX transactions transitioned to other methods to conduct their FX transactions. Through State Street Global Exchange, a unit of our Investment Servicing line of business, clients can transition to either direct sales and trading FX execution, including our “Street FX” service that enables our clients to define their FX execution strategy and automate the FX trade execution process, in which State Street continues to act as a principal market maker, or to one of our electronic trading platforms. The decline in indirect FX revenue in the first quarter of 2013 compared to the first quarter of 2012 was partly attributable to this shift. We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading, which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Total brokerage and other trading services revenue increased 3% in the first quarter of 2013 compared to the first quarter of 2012. Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, our revenue from electronic FX trading platforms increased 16%, primarily the result of a 34% increase in client volumes.
Securities Finance
Our agency securities finance business consists of two principal components: investment funds with a broad range of investment objectives which are managed by SSgA and engage in agency securities lending, which we refer to as the SSgA lending funds, and an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds.
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
Securities finance revenue, composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan and the interest-rate spreads and fees earned on the underlying collateral. In the first quarter of 2013, securities finance revenue declined 20% compared to the first quarter of 2012, due to lower spreads and lower average lending volumes. Average spreads declined 16% in the first quarter of 2013 compared to the first quarter of 2012, and securities on loan averaged approximately $313 billion in the first quarter of 2013 compared to approximately $331 billion in the first quarter of 2012, a 5% decline.
Market influences may continue to affect our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue declined 36% in the first quarter of 2013 compared to the first quarter of 2012. The decline was mainly due to the positive fair-value adjustments of $24 million recorded in the first quarter of 2012 related to our withdrawal from our fixed-income trading initiative.

NET INTEREST REVENUE
Net interest revenue is defined as total interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between annualized fully taxable-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

equivalent net interest revenue and average total interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.
The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended March 31,
	2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$30,586	$31.41%		$25,561	$42.67%
Securities purchased under resale agreements	5,649	13.95		7,485	9.52
Trading account assets	728	—	—	719	—	—
Investment securities	119,601	618	2.07	109,740	689	2.51
Loans and leases	12,737	56	1.77	10,762	55	2.08
Other interest-earning assets	9,023	1.06		6,937	1.05
Average total interest-earning assets	$178,324	$719	1.63	$161,204	$796	1.99
Interest-bearing deposits:
U.S.	$13,398	$6.19%		$2,455	$3.40%
Non-U.S.	99,720	28.11		87,029	50.23
Securities sold under repurchase agreements	7,839	—	—	7,439	—	—
Federal funds purchased	363	—	—	808	—	—
Other short-term borrowings	4,640	16	1.42	4,673	18	1.54
Long-term debt	7,400	56	3.03	8,141	66	3.23
Other interest-bearing liabilities	6,496	5.31		6,855	3.20
Average total interest-bearing liabilities	$139,856	$111.32		$117,400	$140.48
Interest-rate spread			1.31%			1.51%
Net interest revenue—fully taxable-equivalent basis		$608			$656
Net interest margin—fully taxable-equivalent basis			1.38%			1.64%
Tax-equivalent adjustment		(32)			(31)
Net interest revenue—GAAP basis		$576			$625
In the first quarter of 2013 compared to the first quarter of 2012, average total interest-earning assets increased, mainly the result of the investment of higher levels of client deposits into interest-bearing deposits with banks, as well as purchases of investment securities. During the past year, our clients continued to place additional deposits with us amid market and public concerns related to various economic events. Those deposits determined to be transient in nature are placed with various central banks globally, whereas deposits determined to be more stable are invested in our securities portfolio or elsewhere to support growth in other client-related activities to monetize their value.
The increase in average U.S. interest-bearing deposits resulted primarily from the issuance of additional certificates of deposit in connection with our management of liquidity (refer to our discussion of liquidity management under “Financial Condition - Liquidity” in this Management's Discussion and Analysis). Although the placement of client deposits and proceeds from the issuance of certificates of deposit with various central banks increases our average interest-earning assets, it negatively affects our net interest margin, as placements generate only marginal, and in some cases zero percent, returns.
Average loans and leases were higher due to growth in lending to mutual fund clients. Higher levels of cash collateral provided in connection with our role as principal in certain securities finance activities drove other interest-earning assets higher. While these activities support our overall profitability, they put downward pressure on our net interest margin.
Net interest revenue decreased 8% in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily driven by the impacts of lower global market rates, which negatively affected the rates paid on funds held with non-U.S. central banks, and repricing on floating-rate investment securities. Yields on investment securities were also affected by higher levels of pay-downs and subsequent reinvestment in lower-yielding securities. The decrease in net interest revenue was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

partly offset by the impacts of growth in the investment portfolio, lower funding costs, and higher levels of client deposits invested with the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks.
Subsequent to the previously disclosed 2009 commercial paper conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.80 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012 and $31 million in the first quarter of 2013). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2013 to generate aggregate discount accretion in future periods of approximately $684 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 12 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the ECB and other non-U.S. central banks to satisfy reserve requirements, averaged $30.59 billion for the quarter ended March 31, 2013, compared to $25.56 billion for the quarter ended March 31, 2012, reflecting the impact of the placement of higher levels of client deposits. Given the expiration of the Federal Deposit Insurance Corporation's, or FDIC's, Transaction Account Guarantee, or TAG, and the likelihood that the low-rate environment will persist, we expect to continue to invest client deposits in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the characteristics of the deposits.
 Our average investment securities portfolio increased to $119.60 billion for the quarter ended March 31, 2013 from $109.74 billion for the quarter ended March 31, 2012. The increase was generally the result of ongoing purchases of securities, partly offset by maturities, sales and prepayments. Period-end portfolio balances are more significantly influenced by the timing of purchases, sales and runoff; as a result, average portfolio balances are a more effective indication of trends in portfolio activity. As of March 31, 2013, securities rated “AAA” and “AA” represented approximately 88% of our portfolio, consistent with such composition as of March 31, 2012.
Loans and leases averaged $12.74 billion for the quarter ended March 31, 2013 compared to $10.76 billion for the quarter ended March 31, 2012. This increase was mainly related to mutual fund lending, which grew to an average of $8.11 billion for the quarter ended March 31, 2013 from an average of $6.47 billion for the quarter ended March 31, 2012. Client demand for short-duration liquidity increased as well, but declined as a percentage of our average loan-and-lease portfolio to approximately 27% in the quarter ended March 31, 2013 from 29% in the quarter ended March 31, 2012. Short-duration advances provide liquidity to clients in support of their investment activities related to securities settlement.
The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended March 31,
(In millions)	2013	2012
Average U.S. short-duration advances	$2,089	$1,802
Average non-U.S. short-duration advances	1,401	1,267
Average total short-duration advances	$3,490	$3,069
In the first quarter of 2013 compared to the first quarter of 2012, average total short-duration advances increased but remained low relative to historical levels, mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $9.02 billion in the first quarter of 2013 from $6.94 billion in the first quarter of 2012, primarily the result of higher levels of cash collateral provided in connection with our role as principal in certain securities finance activities.
Aggregate average interest-bearing deposits increased to $113.12 billion in the first quarter of 2013 from $89.48 billion in the first quarter of 2012. This increase mainly reflected higher levels of certificates of deposit issued in connection with our management of liquidity (refer to our discussion of liquidity management under “Financial Condition - Liquidity” in this

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management's Discussion and Analysis). In addition, non-U.S. transaction accounts associated with new and existing business in assets under custody and administration continued to grow, although there has been a modest decline in non-interest bearing deposits as a result of the expiration of the FDIC's TAG. Future deposit levels will be influenced by anticipated growth in the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average long-term debt decreased to $7.40 billion in the first quarter of 2013 from $8.14 billion in the first quarter of 2012. The decrease primarily reflected the maturities of $250 million of senior notes and $1.5 billion of senior notes in April 2012, the latter of which was previously issued by State Street Bank under the FDIC's Temporary Liquidity Guarantee Program. This decrease was partly offset by the issuance of $1 billion of extendible notes by State Street Bank in December 2012.
 Average other interest-bearing liabilities decreased to $6.50 billion in the first quarter of 2013 from $6.86 billion in the first quarter of 2012, primarily the result of lower levels of client cash collateral received in connection with our role as principal in certain securities finance activities.
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
Based on market conditions and other factors, we continue to re-invest the proceeds from pay-downs and maturities of securities in highly-rated investment securities, such as U.S. Treasuries and Agencies, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of interest rates worldwide to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin.
Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended March 31,
(In millions)	2013	2012
Net realized gains from sales of available-for-sale securities	$5	$19
Losses from other-than-temporary impairment	—	(25)
Losses reclassified (from) to other comprehensive income	(3)	17
Net impairment losses recognized in consolidated statement of income	(3)	(8)
Gains (losses) related to investment securities, net	$2	$11
Impairment associated with expected credit losses	$—	$(4)
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(4)
Net impairment losses recognized in consolidated statement of income	$(3)	$(8)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first quarter of 2013, we sold approximately $2.75 billion of such investment securities, compared to approximately $1.09 billion in the first quarter of 2012, and recorded net realized gains of $5 million and $19 million, respectively.
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains and losses from sales of securities and other-than-temporary impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2013	2012	% Change
Compensation and employee benefits	$1,035	$1,064	(3)%
Information systems and communications	237	191	24
Transaction processing services	180	181	(1)
Occupancy	116	119	(3)
Acquisition costs	15	13
Restructuring charges, net	(1)	8
Other:
Professional services	79	81	(2)
Amortization of other intangible assets	53	51	4
Securities processing costs (recoveries)	5	(1)
Regulator fees and assessments	15	15
Other	92	113	(19)
Total other	244	259	(6)
Total expenses	$1,826	$1,835	—
Number of employees at period-end	29,500	29,800
Expenses from Operations
Total expenses in the first quarter of 2013 were flat compared to the first quarter of 2012. Compensation and employee benefits expenses declined 3% in the same comparison, primarily as a result of lower employee levels and the related impact of savings associated with the Business Operations and Information Technology Transformation program. Compensation and employee benefits expenses in the first quarter of 2013 included approximately $23 million of costs related to our continuing implementation of the Business Operations and Information Technology Transformation program, compared to approximately $19 million of such costs in the first quarter of 2012. These costs are not expected to recur subsequent to full implementation of the program.
The increase in information systems and communications expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of the transition of activities to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as we continued to implement the Business Operations and Information Technology Transformation program.
Additional information with respect to the impact of this program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
Acquisition Costs
In the first quarter of 2013 and the first quarter of 2012, we incurred acquisition costs of $15 million and $13 million, respectively, related to previously disclosed acquisitions.
Restructuring Charges
In the first quarter of 2013, we recorded a net restructuring credit of $1 million, composed of $8 million of restructuring charges related to the continuing implementation of our Business Operations and Information Technology Transformation program, offset by credits of $9 million related to expense control measures initiated by us in the fourth quarter of 2012. In the first quarter of 2012, we recorded $8 million of restructuring charges, composed of $15 million related to the Business Operations and Information Technology Transformation program, partially offset by a $7 million credit related to expense control measures we initiated in December 2011, specifically our withdrawal from our fixed-income trading initiative.
Information with respect to these initiatives (the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures), including charges, employee reductions and aggregate activity in the related accruals, is provided in the following sections.

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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $364 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012 and $8 million in the first quarter of 2013. The following table presents the charges by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
First quarter of 2013	9	—	(1)	8
Total	$226	$78	$60	$364
The employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified 530 employees to be involuntarily terminated as their roles were eliminated. In 2012 and in the first quarter of 2013, an additional 164 and 148 positions, respectively, were identified for elimination. As of March 31, 2013, in connection with the planned aggregate staff reduction of 2,242 employees described above, 2,065 of such identified employees had been involuntarily terminated, composed of 550 employees in 2010, 782 employees in 2011, 697 employees in 2012 and 36 employees in the first quarter of 2013.
In connection with the continuing implementation of the program, we achieved approximately $86 million of pre-tax expense savings in 2011, and additional pre-tax expense savings of approximately $112 million in 2012, compared to our 2010 total expenses from operations. As of December 31, 2012, we have achieved total pre-tax expense savings of approximately $198 million since the program's inception in 2010. Additional pre-tax expense savings in 2013 are forecasted to be approximately $220 million.
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
2011 Expense Control Measures
In the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011 and a net pre-tax credit of $1 million in 2012, in our consolidated statement of income. We did not record any restructuring charges in the first quarter of 2013 related to these expense control measures. The following table presents the charges related to the 2011 expense control measures by type of cost:

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
2012	3	(9)	5	(1)
First quarter of 2013	—	—	—	—
Total	$65	$29	$25	$119
The employee-related costs included severance, benefits and outplacement services with respect to both aspects of the expense control measures. In connection with these measures, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of March 31, 2013, 384 employees had been involuntarily terminated, composed of 15 employees in 2011, 363 employees in 2012 and 6 employees in the first quarter of 2013.
The costs related to the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, in 2012, we wound down that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to asset write-downs and contract terminations.
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $133 million in 2012 and a net pre-tax credit of $9 million in the first quarter of 2013, in our consolidated statement of income. The following table presents the charges related to the 2012 expense control measures by type of cost:

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
First quarter of 2013	(9)	—	(9)
Total	$120	$4	$124
The employee-related costs included severance, benefits and outplacement services. In connection with these expense control measures, we identified 630 employees to be involuntarily terminated as their roles are eliminated. As of March 31, 2013, 453 employees had been involuntarily terminated, composed of 40 employees in 2012 and 413 employees in the first quarter of 2013. Costs for asset and other write-offs were related to contract terminations. The credit recorded in the first quarter of 2013 was related to adjustments to severance and benefits-related charges recorded in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51				$156
Payments	(15)	(4)				(19)
Balance as of December 31, 2010	90	47				137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	$41			133
Accruals for 2011 expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Net accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	9	—	(1)	—	—	8
Adjustments of accruals for 2012 expense control measures	(9)	—	—	—	—	(9)
Payments and adjustments	(44)	(6)	(4)	—	(3)	(57)
Balance as of March 31, 2013	$151	$43	$—	$—	$10	$204
INCOME TAX EXPENSE
Income tax expense was $145 million in the first quarter of 2013 compared to $159 million in the first quarter of 2012. Our effective tax rate in the first quarter of 2013 was 23.8% compared to 27.2% in the same period in 2012, with the decline primarily associated with an increase in renewable energy investments in 2013.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 15 to the consolidated financial statements included in this Form 10-Q.
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2013 and 2012 included net acquisition and restructuring costs. The “Other” column for 2012 also included provisions for litigation exposure. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,175	$1,078	$—	$—	$—	$—	$1,175	$1,078
Management fees	—	—	263	236	—	—	263	236
Trading services	281	280	—	—	—	—	281	280
Securities finance	69	88	9	9	—	—	78	97
Processing fees and other	31	60	29	34	—	—	60	94
Total fee revenue	1,556	1,506	301	279	—	—	1,857	1,785
Net interest revenue	557	605	19	20	—	—	576	625
Gains related to investment securities, net	2	11	—	—	—	—	2	11
Total revenue	2,115	2,122	320	299	—	—	2,435	2,421
Expenses from operations	1,586	1,566	226	233	—	—	1,812	1,799
Acquisition and restructuring costs, net	—	—	—	—	14	21	14	21
Provisions for litigation exposure	—	—	—	—	—	15	—	15
Total expenses	1,586	1,566	226	233	14	36	1,826	1,835
Income before income tax expense	$529	$556	$94	$66	$(14)	$(36)	$609	$586
Pre-tax margin	25%	26%	29%	22%			25%	24%
Average assets (in billions)	$204.4	$184.3	$3.9	$3.9			$208.3	$188.2
Investment Servicing
Total revenue in the first quarter of 2013 was flat compared to the first quarter of 2012, while total fee revenue increased 3% in the same comparison. The increase in total fee revenue generally resulted from increases in servicing fees, partly offset by decreases in processing fees and other revenue and securities finance revenue.
Servicing fees in the first quarter of 2013 increased 9% compared to the first quarter of 2012. The increase primarily resulted from the impact of stronger global equity markets and the impact of net new business installed on current-period revenue, as well as the addition of revenue from the October 2012 GSAS acquisition.
The decline in processing fees and other revenue compared to the first quarter of 2012 was mainly due to the positive fair-value adjustments of $24 million recorded in the first quarter of 2012 related to our withdrawal from our fixed-income trading initiative. Securities finance revenue decreased 22% as a result of lower spreads and lower lending volumes.
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
Net interest revenue in the first quarter of 2013 declined 8% compared to the first quarter of 2012, generally the result of lower yields on earning assets related to lower global market rates and repricing on floating-rate investment securities, partly offset by lower funding costs. Yields on the investment portfolio were also affected by the reinvestment of pay-downs and other runoff into lower-yielding securities. The decrease was partially offset by the impacts of growth in the investment portfolio, lower funding costs, and higher levels of client deposits invested with the Federal Reserve, the ECB and other non-U.S. central banks.
Total expenses from operations increased 1% in the first quarter of 2013 compared to the first quarter of 2012. Information systems and communications expenses increased, primarily the result of the transition of activities to third-party service providers associated with components of our technology infrastructure and application maintenance and support. Also contributing to the increase in information systems and communications expenses were costs incurred to support business growth and the addition of expenses from the acquired GSAS business. These increases were partly offset by the effect of declines in staffing levels on employee compensation and benefits expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management
Total revenue in the first quarter of 2013 increased 7% compared to the first quarter of 2012, mainly the result of an increase in management fees, partly offset by a decline in processing fees and other revenue.
Management fees increased 11% in the first quarter of 2013 compared to the first quarter of 2012, primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion.

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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the quarters ended March 31, 2013 and 2012. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Quarters Ended March 31, (In millions)	2013 Average Balance	2012 Average Balance
Assets:
Interest-bearing deposits with banks	$30,586	$25,561
Securities purchased under resale agreements	5,649	7,485
Trading account assets	728	719
Investment securities	119,601	109,740
Loans and leases	12,737	10,762
Other interest-earning assets	9,023	6,937
Total interest-earning assets	178,324	161,204
Cash and due from banks	3,984	2,245
Other noninterest-earning assets	25,957	24,729
Total assets	$208,265	$188,178
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$13,398	$2,455
Non-U.S.	99,720	87,029
Total interest-bearing deposits	113,118	89,484
Securities sold under repurchase agreements	7,839	7,439
Federal funds purchased	363	808
Other short-term borrowings	4,640	4,673
Long-term debt	7,400	8,141
Other interest-bearing liabilities	6,496	6,855
Total interest-bearing liabilities	139,856	117,400
Noninterest-bearing deposits	34,061	37,005
Other noninterest-bearing liabilities	13,509	13,991
Preferred shareholders’ equity	489	500
Common shareholders’ equity	20,350	19,282
Total liabilities and shareholders’ equity	$208,265	$188,178

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$804	$841
Mortgage-backed securities	28,745	32,212
Asset-backed securities:
Student loans(1)	15,666	16,421
Credit cards	9,668	9,986
Sub-prime	1,385	1,399
Other	4,460	4,677
Total asset-backed securities	31,179	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,895	11,405
Asset-backed securities	5,748	6,218
Government securities	2,961	3,199
Other	4,371	4,306
Total non-U.S. debt securities	23,975	25,128
State and political subdivisions	7,600	7,551
Collateralized mortgage obligations	4,828	4,954
Other U.S. debt securities	5,307	5,298
U.S. equity securities	138	112
Non-U.S. equity securities	2	1
Money-market mutual funds	1,258	1,102
Total	$103,836	$109,682
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$5,000
Mortgage-backed securities	131	153
Asset-backed securities:
Student loans(1)	511	—
Credit cards	25	—
Other	722	16
Total asset-backed securities	1,258	16
Non-U.S. debt securities:
Mortgage-backed securities	3,617	3,122
Asset-backed securities	822	434
Government securities	15	3
Other	161	167
Total non-U.S. debt securities	4,615	3,726
State and political subdivisions	70	74
Collateralized mortgage obligations	2,519	2,410
Total	$13,593	$11,379

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
The portfolio is concentrated in securities with high credit quality, with approximately 88% of the carrying value of the portfolio rated “AAA” or “AA” as of March 31, 2013. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	March 31, 2013	December 31, 2012
AAA(1)	70%	69%
AA	18	19
A	7	7
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2013, the investment portfolio of approximately 10,980 securities was diversified with respect to asset class. Approximately 76% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Our investment securities portfolio represented approximately 54% of our consolidated total assets as of both March 31, 2013 and December 31, 2012, and the gross interest revenue associated with our investment securities portfolio represented approximately 23% and 26% of our consolidated total gross revenue for the quarters ended March 31, 2013 and 2012, respectively. Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and loans represent a smaller proportion, in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio or a portfolio of U.S. treasury securities. For example, under proposed Basel III capital rules, changes in the fair value of investment securities classified as available for sale would be included in the determination of tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under those proposals.
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of the portfolio as of March 31, 2013 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	March 31, 2013	December 31, 2012
Available for Sale:
United Kingdom	$9,721	$10,263
Australia	3,849	4,035
Netherlands	2,993	3,006
Canada	2,131	2,274
Germany	1,729	1,836
France	1,401	1,364
Japan	1,082	1,173
Finland	251	259
Korea	247	257
Norway	193	210
Sweden	76	72
Mexico	68	70
Other	234	309
Total	$23,975	$25,128
Held to Maturity:
Australia	$2,226	$2,189
United Kingdom	939	920
Netherlands	523	—
Germany	338	—
Italy	262	276
Spain	199	209
Other	128	132
Total	$4,615	$3,726
Approximately 86% and 87% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2013 and December 31, 2012, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2013, these non-U.S. securities had an aggregate pre-tax net unrealized gain of approximately $476 million and an average market-to-book ratio of 101.8%. The majority are floating-rate securities, and accordingly, are considered to have minimal interest-rate risk.
The underlying collateral for mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Netherlands mortgages and German automobile loans. The securities listed under “Canada” were mainly composed of Canadian government securities. The securities listed under “Japan” were substantially composed of Japanese government securities. The “other” category of available-for-sale securities included approximately $59 million and $105 million of securities as of March 31, 2013 and December 31, 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $125 million and $130 million of securities as of March 31, 2013 and December 31, 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of March 31, 2013 included no direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $717 million, including approximately $563 million of mortgage- and asset-backed securities with an aggregate pre-tax gross unrealized loss of approximately $29 million as of March 31, 2013. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in the first quarter of 2013 or the first quarter of 2012.
Following an easing of Eurozone crisis-related tensions from the fourth quarter of 2012 into early 2013, the first quarter of 2013 ended with renewed tensions associated with the Cyprus bailout and Italian political volatility. Economic performance remains weak in Spain, Italy, Ireland and Portugal.  Throughout the sovereign crisis, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Country risks with respect to Spain, Italy, Ireland and Portugal are identified, assessed and monitored by our Country and Counterparty Exposure Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management, or ERM. These country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and projected future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting downward pressure on collateral performance. The results of the stress tests are presented to senior management and ERM as part of the surveillance process.
In addition, ERM conducts separate stress-test analyses and evaluates the structured asset exposures in these countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign crisis and collateral performance, with particular attention to these specific country exposures.
 Municipal Securities
We carried an aggregate of approximately $7.67 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment portfolio as of March 31, 2013. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. We also provided approximately $8.11 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following tables present our combined credit exposure to state and municipal obligors which represented 5% or more of our aggregate municipal credit exposure of approximately $15.78 billion and $16.12 billion across our businesses as of the dates indicated, grouped by state to display geographic dispersion:

March 31, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,104	$1,920	$3,024	19%
New York	533	969	1,502	10
Massachusetts	852	508	1,360	9
California	189	1,108	1,297	8
New Jersey	847	—	847	5
Florida	142	614	756	5
Total	$3,667	$5,119	$8,786

December 31, 2012	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,091	$1,957	$3,048	19%
New York	486	973	1,459	9
Massachusetts	869	508	1,377	9
California	190	1,158	1,348	8
New Jersey	867	—	867	5
Florida	148	680	828	5
Total	$3,651	$5,276	$8,927
Our aggregate municipal securities exposure presented above is concentrated primarily with highly-rated counterparties, with approximately 83% of the obligors rated “AAA” or “AA” as of March 31, 2013. As of that date, approximately 69% and 28% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Additional information with respect to our analysis of other-than-temporary impairment of our municipal securities is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

Impairment
The following table presents net unrealized gains on securities available for sale as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Fair value	$103,836	$109,682
Amortized cost	102,549	108,563
Net unrealized gain, pre-tax	$1,287	$1,119
Net unrealized gain, after-tax	$795	$708
The net unrealized gains presented above exclude the remaining net unrealized losses related to reclassifications of securities available for sale to securities held to maturity in 2008. These unrealized losses related to reclassifications totaled $157 million, or $97 million after-tax, and $176 million, or $110 million after-tax, as of March 31, 2013 and December 31, 2012, respectively, and were recorded in accumulated other comprehensive income within shareholders' equity in our consolidated statement of condition. Refer to note 9 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2012 to March 31, 2013 resulted primarily from amortization.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 3 to the consolidated financial statements, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2012, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 28.8% peak-to-current. Overall, for purposes of our evaluation of other-than-temporary impairment as of March 31, 2013, we expect a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our recent more positive outlook for U.S. national housing prices, our sensitivity analysis indicates, as of March 31, 2013, that our investment portfolio is currently less exposed to the overall housing price outlook relative to other factors including unemployment rates and interest rates than it was as of December 31, 2012.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional declines in housing prices of between 10% and 19% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

gross domestic product and housing prices in these four countries deteriorate more than we expected as of March 31, 2013, other-than-temporary impairment could increase by a range of approximately $22 million to $50 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first quarter of 2013, management considers the aggregate decline in fair value of the remaining securities and the resulting net unrealized losses as of March 31, 2013 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these net unrealized losses and our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Institutional:
U.S.	$10,697	$9,645
Non-U.S.	2,879	2,251
Commercial real estate:
U.S.	409	411
Total loans and leases	$13,985	$12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$13,963	$12,285
Additional information about these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2012 Form 10-K.
Aggregate short-duration advances to our clients included in the institutional segment were $4.32 billion and $3.30 billion as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, unearned income deducted from our investment in leveraged lease financing was $128 million and $131 million, respectively, for U.S. leases and $320 million and $334 million, respectively, for non-U.S. leases.
As of March 31, 2013 and December 31, 2012, we held an aggregate of approximately $195 million and $197 million, respectively, of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first quarter of 2013 or in all of 2012.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Allowance for loan losses:
Beginning balance	$22	$22
Provision for loan losses:
Commercial real estate	1	—
Recoveries:
Commercial real estate	(1)	—
Ending balance	$22	$22
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
Additional information with respect to the nature of our cross-border outstandings is provided under “Financial Condition - Cross-Border Outstandings” in Management's Discussion and Analysis included in our 2012 Form 10-K.
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 20% and 22% of our consolidated total assets as of March 31, 2013 and December 31, 2012, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2013
United Kingdom	$14,364	$1,407	$15,771
Germany	8,650	635	9,285
Australia	7,160	258	7,418
Netherlands	3,692	347	4,039
Canada	2,351	403	2,754
Japan	2,048	399	2,447
Switzerland	1,928	399	2,327
December 31, 2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230
Aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $2.07 billion and $1.98 billion to France and Luxembourg, respectively, as of March 31, 2013, and $1.81 billion and $1.70 to France and Luxembourg, respectively, as of December 31, 2012.
Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt securities related to these countries in our investment portfolio. We had aggregate indirect exposure in the portfolio of approximately $717 million, including $563 million of mortgage- and asset-backed securities, composed of $264 million in Spain, $114 million in Italy, $110 million in Ireland and $75 million in Portugal, as of March 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents our cross-border outstandings in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2013
Italy	$933	$15	$948
Ireland	332	560	892
Spain	264	10	274
Portugal	75	1	76
December 31, 2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
As of March 31, 2013, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any other-than-temporary impairment associated with expected credit losses, or provisions for loan losses, with respect to any of our exposures in these countries as of March 31, 2013.
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
Additional information about our capital management process is provided under “Financial Condition—Capital” in Management’s Discussion and Analysis included in our 2012 Form 10-K.
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of March 31, 2013, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the regulatory minimum and “well capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Risk-based ratios:
Tier 1 capital	4%	6%	18.0%	19.1%	16.1%	17.3%
Total capital	8	10	19.2	20.6	17.6	19.1
Tier 1 leverage ratio	4	5	6.9	7.1	6.1	6.3
Tier 1 capital			$13,753	$13,760	$11,865	$12,044
Total capital			14,640	14,829	12,946	13,306
Adjusted total risk-weighted assets and market risk equivalent assets:
On-balance sheet assets			61,426	58,238	58,867	55,949
Off-balance sheet equivalent assets			13,963	13,155	13,955	13,144
Market risk equivalent assets			876	519	876	445
Total			$76,265	$71,912	$73,698	$69,538
Adjusted quarterly average assets			$199,240	$192,817	$196,033	$189,780
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
As of March 31, 2013, State Street's and State Street Bank's tier 1 risk-based, total risk-based and tier 1 leverage ratios declined compared to December 31, 2012, primarily the result of increases in total risk-weighted assets and, with respect to the leverage ratio, increases in adjusted quarterly average assets. State Street's capital in the same comparison was flat (tier 1) or down slightly (total), as net income was offset by declarations of common stock dividends and purchases by us of our common stock. The increases in total risk-weighted assets as of March 31, 2013 compared to December 31, 2012 were primarily associated with on-balance sheet assets, composed of higher levels of loans and other assets. The increases in adjusted quarterly average assets were associated with balance sheet growth during the quarter.
Common Stock
In March 2013, we received the results of the Federal Reserve's review of our 2013 capital plan in connection with their CCAR process. The Federal Reserve did not object to the capital actions we proposed, and as we previously announced, in March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase of up to $2.10 billion of our common stock through March 31, 2014. This new common stock purchase program follows the $1.80 billion program authorized by the Board in March 2012 and fully executed from April 2012 through February 2013.
We did not purchase any of our common stock under the new program in the first quarter of 2013. We completed the March 2012 program by purchasing approximately 6.5 million shares of our common stock, at an average cost of $54.95 per share and an aggregate cost of approximately $360 million in the first quarter of 2013.
Basel Capital Framework
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
In 2010, in response to the financial crisis and ongoing global financial market dynamics, the Basel Committee proposed new guidelines, referred to as Basel III. Basel III would establish more stringent regulatory capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio. We expect that Basel III, once adopted by U.S. banking regulators, as well as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and the resulting regulations will change the manner in which our regulatory capital ratios are calculated, will reduce our capital as so calculated, and will increase the minimum regulatory capital that we will be required to maintain.
In June 2012, U.S. banking regulators jointly issued three concurrent Notices of Proposed Rulemaking, or NPRs, to implement the Basel III framework in the U.S. The NPRs propose to revise both Basel I as well as specific provisions of the Basel II-based regulatory capital requirements and, together with relevant portions of the Dodd-Frank Act, restructure the U.S. capital rules into a harmonized and comprehensive capital framework. Among other things, the NPRs raise the minimum tier 1 risk-based capital ratio from 4% to 6%, add requirements for a minimum common equity tier 1 capital ratio of 4.5% and a minimum supplemental tier 1 leverage ratio of 3%, and implement a capital conservation buffer and a countercyclical capital buffer linked to a banking organization's common equity tier 1 capital levels. We continue to review and evaluate these proposals, and currently await their finalization.
Under the NPRs, the minimum risk-based capital ratio provisions are expected to be effective beginning on January 1, 2015, and the proposed requirement for the capital conservation buffer is expected to be phased in beginning on January 1, 2016 with full implementation by January 1, 2019. Under the NPRs, a banking organization would be able to make capital distributions and discretionary bonus payments without specified limitations as long as it maintains the required capital conservation buffer of 2.5% over each of the minimum tier 1 and total risk-based capital ratios and the common equity tier 1 capital ratio (plus any potentially applicable countercyclical capital buffer). Banking regulators would determine the minimum countercyclical capital buffer, up to a maximum of 2.5% above the proposed minimum ratios inclusive of the capital conservation buffer.
In addition, based on our current review of the NPRs, we anticipate that the eligibility of trust preferred securities for tier 1 capital will be phased out over a multi-year transition period. Our trust preferred securities outstanding were $950 million as of March 31, 2013.
Our current assessment of the implications of the above-described Basel III NPRs, the U.S. banking regulators' proposed implementation of these standards, and other international regulatory initiatives indicates a potential material impact on our businesses and our profitability, as well as on our regulatory capital ratios. One significant provision in the NPRs would require us to apply the “Simplified Supervisory Formula Approach,” referred to as the SSFA, in the risk-weighting of asset securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. The approach required by Basel II utilizes the ratings-based approach, under which external credit ratings are used to risk-weight such exposures. The Dodd-Frank Act prohibits the use of external credit ratings in the risk-weighting of asset securitization exposures. Currently, our investment portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit rating agencies, but for which the SSFA would apply higher regulatory risk weights compared to the approach required by Basel I and previous Basel III proposals. In contrast, certain of our securities with lower credit ratings would receive lower regulatory risk weights if the SSFA were applied.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of March 31, 2013, if the proposals in the NPRs were implemented as currently structured, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this re-evaluation could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our consolidated results of operations by reducing our net interest revenue.
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
In August 2012, U.S. banking regulators finalized a new market risk capital rule, generally referred to as Basel 2.5. Basel 2.5, which was effective on January 1, 2013, supplements Basel I and Basel II, and replaces the prior market risk capital rules under Basel I and Basel II in place since 1998, by requiring banking organizations with significant trading activities, as defined in the rule, to adjust their regulatory risk-based capital ratios to reflect the market risk in their trading activities. Among other things, Basel 2.5 requires the use of internal models to calculate daily measures of Value-at-Risk, or VaR, that reflect general market risk for certain trading positions called “covered positions,” as well as stressed VaR-based measures to supplement the VaR-based measures. Our adoption of Basel 2.5 did not significantly affect our or State Street Bank's risk-based capital ratios as of March 31, 2013. Disclosures required by Basel 2.5 are provided under “Financial Condition - Market Risk - Trading Activities” in this Management's Discussion and Analysis.
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 28 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between 1% and 2.5%, above the proposed Basel III minimum common equity tier 1 capital ratio requirement, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2012, the FSB designated us as a category 1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. We expect these additional capital requirements for G-SIBs to be phased in beginning on January 1, 2016, with full implementation by January 1, 2019.
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
We have begun to measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street's cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. Accordingly, the measurement and evaluation of risk-adjusted performance have become integral parts of our internal process for allocating resources (for example, capital and information technology spending) by line of business. In addition, return on capital and economic profit are two of several measures used in our evaluation of the viability of a new business or product initiative and for merger-and-acquisition analysis.
We quantify economic capital requirements for the risks inherent in our business activities and group them into categories that we broadly define for these purposes as follows:

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
Liquidity
The objective of liquidity management is to provide for the ability to meet our financial obligations in a timely and cost-effective manner, and that we maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding client deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by the asset structure in our consolidated statement of condition. Additional information about our liquidity is provided under “Financial Condition - Liquidity” in Management's Discussion and Analysis included in our 2012 Form 10-K.
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
In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. No Federal Home Loan Bank advances were outstanding as of March 31, 2013 or December 31, 2012. Each of the above-described sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
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
In managing our liquidity, we have issued term wholesale certificates of deposit, or CDs, and invested those funds in short-duration financial instruments which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of March 31, 2013, this wholesale CD portfolio totaled $4.64 billion, compared to $13.56 billion as of December 31, 2012, as client deposits remained stable.
While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, our on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our net liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

duration liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks; and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly.
As of March 31, 2013, the value of our consolidated net liquid assets, as defined, totaled $133.2 billion, compared to $149.02 billion as of December 31, 2012. For the quarter ended March 31, 2013, consolidated average net liquid assets were $120.39 billion compared to $108.42 billion for the quarter ended March 31, 2012. Due to the unusual size and volatile nature of client deposits, we maintained cash balances in excess of regulatory requirements of approximately $31.52 billion at the Federal Reserve, the ECB and other non-U.S. central banks as of March 31, 2013, compared to $41.11 billion as of December 31, 2012. As of March 31, 2013, the value of the parent company's net liquid assets totaled $3.93 billion, compared with $3.80 billion as of December 31, 2012. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $47.01 billion as of March 31, 2013, compared to $46.66 billion as of December 31, 2012 were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of March 31, 2013, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of March 31, 2013 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
We currently maintain a corporate commercial paper program, under which we can issue up to $3 billion with original maturities of up to 270 days from the date of issue. As of March 31, 2013, we had $2.24 billion of commercial paper outstanding under this corporate program, compared to $2.32 billion as of December 31, 2012.
As of March 31, 2013, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of March 31, 2013, $4 billion was available for issuance pursuant to this authority. As of March 31, 2013, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of March 31, 2013, all $1.5 billion was available for issuance pursuant to this authority.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $786 million as of March 31, 2013, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2013, no balance was outstanding on this line of credit.
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
We have a disciplined approach to risk that involves all levels of management. The Board, through its Risk and Capital Committee, provides oversight and review of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street's “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. ERM, a corporate group, provides risk oversight, support and coordination to allow for consistent identification, measurement and management of risks across business units separate from the business units'

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business unit management, monitors key risks. The Chief Risk Officer, or CRO, manages ERM and reports to both the Chief Executive Officer and the Board's Risk and Capital Committee.
The execution of duties with respect to the management of people, products, business operations and processes is the responsibility of business unit managers. The function of risk management is designing and directing the implementation of risk management programs and processes consistent with corporate and regulatory standards, and providing oversight of the business-owned risks. Accordingly, risk management is a shared responsibility between ERM and the business units, and requires joint efforts in goal setting, program design and implementation, resource management, and performance evaluation between business and functional units. In addition, Corporate Audit separately assesses the effectiveness of business units and risk management in the execution of their responsibilities.
Responsibility for risk management is overseen by a series of management committees, as well as the Board's Risk and Capital Committee. The Management Risk and Capital Committee, or MRAC, co-chaired by our CRO and Chief Financial Officer, is the senior management decision-making body for risk and capital issues, and is responsible for aligning State Street's strategy, budget, risk appetite and capital adequacy. Our Asset, Liability and Capital Committee, or ALCCO, chaired by our Treasurer, oversees the management of our consolidated statement of condition, the management of our global liquidity and interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and debt and equity issuances.
State Street's risk management program is supported by the activities of a number of corporate risk oversight committees, chaired by senior executives in ERM. Our Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity. Our Credit Risk and Policy Committee is responsible for cross-business unit review and oversight of credit and counterparty risk. Our Credit Committee is responsible for the review, recommendation and approval of material policies, procedures and guidelines governing the identification, measurement, analysis and control of material credit risk across State Street. Our Country and Counterparty Exposure Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks. Our Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk consistently across State Street. Our Model Assessment Committee provides recommendations concerning technical modeling issues and validates financial models utilized by our business units.
 While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated.
Market Risk
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. State Street is exposed to market risk in both its trading and certain of its non-trading, or asset-and-liability management, activities. The market risk management processes related to these activities, discussed in further detail below, apply to both on- and off-balance sheet exposures.
In the conduct of our trading and investment activities, we assume market risk. The level of market risk that we assume is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility, and and our execution against those factors. Market risk associated with our trading activities is discussed below under “Trading Activities.” Market risk associated with our non-trading activities, which consists primarily of interest-rate risk, is discussed under “Asset-and-Liability Management Activities.”
Trading Activities
We engage in trading activities primarily to support our clients' needs and to contribute to our overall corporate earnings and liquidity. In connection with certain of these trading activities, we enter into a variety of derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. These activities are generally intended to generate trading services revenue and to manage potential earnings volatility. In addition, we provide services related to derivatives in our role as both a manager and a servicer of financial assets. Our clients use derivatives to manage the financial risks associated with their investment goals and business activities. With the growth of cross-border investing, our clients often enter into foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward and option contracts in support of these client needs, and also act as a dealer in the currency markets.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2013, the aggregate notional amount of these derivative contracts was $988.86 billion, of which $967.41 billion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 10 to the consolidated financial statements included in this Form 10-Q.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. The Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The Trading and Markets Risk Committee, or TMRC, is a management committee that oversees all market risk-taking activities across State Street associated with trading. The TMRC, which reports to the MRAC, is composed of members of ERM, our Global Markets business, our Global Treasury group, our senior executives who manage our trading businesses, and other members of management who possess specialized knowledge and expertise. Under authority delegated by the MRAC, the TMRC is responsible for the formulation of guidelines, strategies and work flows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits and dealing authorities. The TMRC meets regularly to monitor the management of our trading market risk activities.
Our business units identify, actively manage and are responsible for the market risks inherent in their businesses. A dedicated market risk management group within ERM, and other groups within ERM, work with those business units to assist them in the identification, assessment, monitoring, management and control of market risk, and assist business unit managers with their market risk management and measurement activities. ERM provides an additional line of oversight, support and coordination designed to promote the consistent identification, measurement and management of market risk across business units, separate from those business units' discrete activities.
The ERM market risk management group is responsible for the management of corporate-wide market risk, the monitoring of key market risks and the development and maintenance of market risk management policies, guidelines, and standards aligned with our corporate risk appetite. This market risk management group also establishes and approves market risk tolerance limits and dealing authorities based on, but not limited to, notional amount measures, sensitivity measures, VaR measures and stress measures. Such limits and authorities are specified in our trading and market risk guidelines which govern our management of trading market risk.
Corporate Audit separately assesses the design and operating effectiveness of the market risk controls within our business units and ERM. Other related responsibilities of Corporate Audit include the periodic review of compliance, by ERM and the business units, with market risk policies, guidelines, and corporate standards, as well as relevant regulatory requirements. We are subject to regular monitoring, reviews and supervisory exams of our market risk function by the Federal Reserve. In addition, we are regulated by the SEC, the Financial Industry Regulatory Authority and the U.S. Commodities Futures Trading Commission.
Risk Appetite
Our corporate market risk appetite is specified in policy statements that outline the governance, responsibilities and requirements surrounding the identification, measurement, analysis, management and communication of market risk arising from our trading activities. These policy statements also set forth the market risk control framework to monitor, support, manage and control this portion of our risk appetite. All groups involved in the management and control of market risk associated with trading activities are required to comply with the qualitative and quantitative elements of these policy statements. Our trading market risk control framework is composed of the following components:

•	A trading market risk management process led by ERM, separate from the business units' discrete activities;

•	Clearly defined responsibilities and authorities for the primary groups involved in trading market risk management;

•	A trading market risk measurement methodology that captures correlation effects and allows aggregation of market risk across risk types, markets and business lines;

•	Daily monitoring, analysis, and reporting of market risk exposures associated with trading activities against market risk limits;

•	A defined limit structure and escalation process in the event of a market risk limit excess;

•	Use of VaR models to measure the one-day market risk exposure of trading positions;

•	Use of VaR as a ten-day-based regulatory capital measure of the market risk exposure of trading positions;

•	Use of non-VaR-based limits and other controls;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
Use of stressed VaR models, stress-testing and scenario analysis to support the trading market risk measurement and management process by assessing how portfolios and global business lines perform under extreme market conditions;

•	Use of back-testing as a diagnostic tool to assess the accuracy of VaR models and other risk management techniques; and

•	A new-product-approval process that requires market risk teams to assess trading-related market risks and apply risk tolerance limits to proposed new products and business activities.
State Street uses its ICAAP to assess its overall capital and liquidity in relation to its risk profile and provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. With respect to market risk associated with trading activities, our risk management and our calculations of regulatory capital and economic capital are based primarily on our internal VaR models and stress-testing analysis. As discussed in detail in the “Value-at-Risk” section, VaR is measured daily by ERM.
The TRMC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits serve to prevent any undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the Risk and Capital Committee of the Board.
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the definition of a “covered position.” The identification of covered positions for inclusion in our market risk capital framework is governed by our covered positions policy. This policy outlines the standards we use to determine whether a trading position is a covered position.
Our covered positions consist primarily of those arising from the trading portfolios held by our Global Markets business. These trading portfolios include products such as spot foreign exchange, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures, and interest rate futures. Covered positions also arise from certain portfolios held by our Global Treasury group. Any new activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our covered positions policy. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the TMRC.
We use spot rates, forward points, yield curves and discount factors imported from third-party sources to measure the value of our covered positions, and we use such values to mark our covered positions to market on a daily basis. These values are subject to independent validation by us in order to evaluate reasonableness and consistency with market experience. The mark-to-market gain or loss on spot transactions is calculated by applying the spot rate to the foreign currency principal and comparing the resultant base currency amount to the original transaction principal. The mark-to-market gain or loss on a forward foreign exchange contract or forward cash flow contract is determined as the difference between the life-to-date (historical) value of the cash flow and the value of the cash flow at the inception of the transaction. The mark-to-market gain or loss on interest-rate swaps is determined by discounting the future cash flows from each leg of the swap transaction.
Value-at-Risk, Stress Testing and Stressed VaR
As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable bank regulatory market risk guidelines.
We utilize an internal VaR model to calculate our regulatory market risk capital requirements. We use a historical simulation model to calculate daily VaR- and stressed VaR-based measures for our covered positions in conformity with new requirements effective on January 1, 2013. Our VaR model seeks to capture identified material risk factors associated with our covered positions, including risks arising from market movements such as changes in foreign exchange rates, interest rates and option-implied volatilities.
We have adopted standards and guidelines to value our covered positions which govern our VaR- and stressed VaR-based measures. Our regulatory VaR-based measure is calculated based on a one-tail, 99% confidence interval and a ten-business day holding period, using a historical observation period of two years. We also use the same platform to calculate a one-tail, 99% confidence interval, one-day VaR for internal risk management purposes. A 99% one-tail confidence interval implies that daily trading losses are not expected to exceed the estimated VaR more than 1% of the time, or less than three business days out of a year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our market risk models, including our VaR model, are subject to change in connection with the governance, validation and back-testing processes described herein. These models can change as a result of changes in our business activities, our historical experiences, market forces and events, regulations and regulatory interpretations and other factors. In addition, the models are subject to continuing regulatory review and approval. Changes in our models may result in changes in our measurements of our market risk exposures, including VaR, and related measures, including regulatory capital. These changes could result in material changes in those risk measurements and related measures as calculated and compared from period to period.
Value-at-Risk
VaR measures are based on two years of historical price movements for instruments and risk factors to which we have exposure. The instruments in question are limited to foreign exchange spot, forward and options contracts and interest-rate contracts, including futures and interest-rate swaps. These instruments tend to exhibit a high degree of liquidity relative to other available capital markets instruments. As a result, the VaR measures shown reflect our ability to rapidly adjust exposures in highly dynamic markets. For this reason, risk inventory, in the form of net open positions, across all currencies is typically limited. In addition, long and short positions in major as well as minor currencies provide risk offsets that limit our potential downside exposure.
Our VaR methodology uses a historical simulation approach based on market observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions. Our VaR model incorporates around 5,000 risk factors and captures correlations among currency, interest rates, and other market rates.
All VaR measures are subject to limitations and must be interpreted accordingly. Some of the limitations of our VaR methodology include the following:

•
Compared to a shorter observation period, a two-year observation period is slower to reflect increases in market volatility, and temporary increases in market volatility will affect the calculation of VaR for a longer period; however, a two-year VaR would also not reflect all past periods of volatility in the markets, because such past volatility is no longer in the observation period;

•	The VaR-based measure is calibrated to a specified level of confidence and does not indicate the potential magnitude of losses beyond this confidence level;

•
In certain cases, VaR-based measures approximate the impact of changes in risk factors on the values of positions and portfolios; this may happen because the number of inputs included in the VaR model is necessarily limited; for example, yield curve risk factors do not exist for all future dates;

•
The use of historical market information may not be predictive of future events, particularly those that are extreme in nature; this “backward-looking” limitation can cause VaR to understate or overstate risk;

•
The effect of extreme and rare market movements is difficult to estimate; this may result from non-linear risk sensitivities as well as the potential for actual volatility and correlation levels to differ from assumptions implicit in the VaR calculations; and

•	Intra-day risk is not captured.
Stress Testing and Stressed VaR
We have an enterprise-wide stress-testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis, and we also perform stress testing as part of the Federal Reserve's CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a continuous twelve-month period that reflects a period of significant financial stress. For each portfolio the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign crisis and the Standard & Poor's downgrade of U.S. Treasury debt in 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be automatically incorporated. The results capture extreme movements that are rare occurrences in any typical two-year period. The sixty-day moving average of our stressed VaR measure was approximately $16 million during the twelve months ended March 31, 2013.
We perform scenario analysis daily based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur. Relevant scenarios are chosen

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

from an inventory of historical financial stresses and applied to our current portfolio. These historical event scenarios involve spot foreign exchange, credit, equity, unforeseen geo-political events and natural disasters, and government and central bank intervention scenarios. Examples of the specific historical scenarios we incorporate in our stress testing program may include the Asian financial crisis of 1997, the September 11, 2001 terrorist attacks in the U.S., and the most recent financial markets crisis. We continue to update our inventory of historical stress scenarios as new stress conditions emerge in the financial markets.
As each of the historical stress events is associated with a different time horizon, we normalize results by scaling down the longer horizon events to a ten-day horizon and keeping the shorter horizon events (i.e., events that are shorter than ten days) at their original terms. We also conduct sensitivity analysis daily to calculate the impact of a large predefined shock in a specific risk factor or a group of risk factors on our current portfolio. These predefined shocks include parallel and non-parallel yield curve shifts and foreign exchange spot and volatility surface shifts. In a parallel shift scenario we apply a constant factor shift across all yield curve tenors. In a non-parallel shift scenario we apply different shock levels to different tenors of a yield curve, rather than shifting the entire curve by a constant amount. Non-parallel shifts include steepening, flattening, and butterflies.
Stress-testing results and limits are actively monitored on a daily basis by ERM and reported to the TMRC. Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
Validation and Back-Testing
We perform daily back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to actual profit-and-loss, or P&L, outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. Back-testing is also performed at the sub-portfolio level to identify products or risk components that may lead to potential exceptions.
Our market risk models are subject to regular review and validation by our model validation group within ERM and overseen by our Model Assessment Committee. The Model Assessment Committee, chaired by a senior executive in ERM, was established for the purpose of providing recommendations on technical modeling issues to the corporate oversight committees. The Model Assessment Committee includes members with expertise in modeling methodologies and has representation from the various business units throughout State Street. As part of its responsibilities, the Model Assessment Committee considers technical modeling issues for our market risk models, including the selection of an appropriate modeling approach, the setting of key model input assumptions, the deployment of substantive model changes, the deployment of new models as needed, and the monitoring of ongoing model performance.
Our market risk models are governed by our model risk governance guidelines, in accordance with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Consistent with regulatory requirements, our market risk regulatory capital model is subject to an annual review process. The process identifies the areas of model risk for the three model components: input, processing and output. The model testing is concentrated in the areas of model risk identified by the Model Validation Group. The results of this annual review are communicated to the Model Assessment Committee, which then assigns “Pass,” “Pass with Reservations,” “Recommend a Full Scope Review,” or “Fail” to the outcome.
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. Such outcome analysis includes back-testing, which compares the VaR model's predictions to actual outcomes using out-of-sample information. The Model Validation Group examined back-testing results for the market risk regulatory capital model used for 2012. Consistent with regulatory guidance, the back-testing compared “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.
Market Risk Reporting
Our ERM market risk function is responsible for market risk monitoring and reporting. We use a variety of systems and controlled market feeds from third-party services to compile data for several daily, weekly, and monthly management reports.
Our business units and trading market risk teams review daily P&L, market risk limit exceptions, open positions, interest-rate and option sensitivities and VaR reports on a daily basis. Market risk limit exceptions are also reported to and reviewed by the global head of Market Risk. We produce and review several other reports that summarize relevant market risk metrics, including VaR, on a periodic basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present VaR associated with our trading activities for covered positions held during the first quarter of 2013 and as of March 31, 2013, as measured by our VaR methodology. Comparative information for prior periods is not presented, as we did not measure VaR for the first quarter of 2012 or as of March 31, 2012 under the new requirements effective on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Quarter Ended March 31, 2013			As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR
Foreign exchange	$7,114	$22,835	$1,626	$9,283
Money market/Global Treasury	140	559	24	365
Total VaR	$7,046	$22,834	$1,641	$9,017

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Quarter Ended March 31, 2013			As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR
Foreign exchange	$16,424	$37,633	$5,333	$26,141
Money market/Global Treasury	310	965	56	900
Total Stressed VaR	$16,313	$37,445	$5,385	$20,254
The VaR measures presented above are primarily a reflection of the overall level of market volatility and State Street's appetite for trading market risk. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for calculations.
The ten-day VaR measures are based on historical changes observed during rolling ten-day periods over the past two years, a period that includes the volatility experienced during the market disruption caused by the Standard & Poor's downgrades of U.S. Treasury securities in August 2011. The stressed VaR measures are based on information observed during rolling ten-day periods over a single year of significant stress for our current portfolio. This period encompassed the 2008 financial crisis.
The measures presented above illustrate the magnitude of the volatility experienced during the above-described periods, which still influenced the measurements recorded for the ten-day VaR and stressed VaR for State Street's exposure profile during the most recent financial reporting period. State Street's risk appetite was low compared to nearly all risk metrics in force during the most recent reporting period, particularly when compared to a one-day VaR.
The following table presents VaR associated with our trading activities attributable to interest rates, foreign exchange rates and volatility as of March 31, 2013. Comparative information as of March 31, 2012 is not presented, as we did not measure VaR as of that date under the new requirements effective on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of March 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$9,543	$2,265	$492
Money market/Global Treasury	376	33	—
Total VaR	$9,288	$2,263	$492

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
The economic value of our statement of condition is a metric designed to best estimate the fair value of assets and liabilities which could be garnered if the assets and liabilities were sold today. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments. Additional information about our measurement of fair value is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
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
Key assumptions used in the models, described in more detail below, along with changes in market conditions, are inherently uncertain. Actual results necessarily differ from model results as market conditions differ from assumptions. As such, management performs back-testing, stress testing, and model integrity analyses to validate that the modeled results produce predictive NIR-at-risk and EVE sensitivity estimates which can be used in the management of interest-rate risk. Primary factors affecting the actual results are changes in balance sheet size and mix; the timing, magnitude and frequency of changes in interest rates, including the slope and the relationship between the interest-rate level of U.S. dollar and non-U.S. dollar yield curves; changes in market conditions; and management actions taken in response to the preceding conditions.

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
Based on our current balance sheet composition where fixed-rate assets exceed fixed-rate liabilities, reported results of NIR-at-risk could depict an increase in NIR from a rate increase while EVE presents a loss. A change in this balance sheet profile may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (undiscounted) dollar net interest flows which are generated from the forecasted statement of condition over the next twelve months.  As rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR. EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period-end balance sheet. As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest-rate environment.
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

	Estimated Exposure to Net Interest Revenue
(In millions)	March 31, 2013	December 31, 2012
Rate change:
+100 bps shock	$186	$156
–100 bps shock	(225)	(200)
+100 bps ramp	43	39
–100 bps ramp	(103)	(96)
As of March 31, 2013, NIR sensitivity to an upward-100-basis-point shock in market rates was slightly higher compared to December 31, 2012 due a higher level of forecasted client deposits. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
A downward-100-basis-point shock in market rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low-interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment. NIR sensitivity to a downward-100-basis-point shock in market rates as of March 31, 2013 was higher compared to December 31, 2012 due to higher levels of forecasted noninterest-bearing deposits, which improve base NIR but provide no relief as rates fall.
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

	Estimated Sensitivity of Economic Value of Equity
(In millions)	March 31, 2013	December 31, 2012
Rate change:
+200 bps shock	$(2,521)	$(2,542)
–200 bps shock	327	41
Exposure to upward- and downward-200-basis-point shocks as of March 31, 2013 improved compared to December 31, 2012. Lower holdings of mortgage-backed and collateralized mortgage obligation securities as of March 31, 2013 reduced the potential impact of mortgage prepayments on EVE sensitivity.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $314.94 billion as of March 31, 2013, compared to $302.34 billion as of December 31, 2012. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in its consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $327.95 billion and $312.22 billion as collateral for indemnified securities on loan as of March 31, 2013 and December 31, 2012, respectively.
The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral are not recorded in our consolidated statement of condition. Of the collateral of $327.95 billion as of March 31, 2013 and $312.22 billion as of December 31, 2012 referenced above, $89.19 billion as of March 31, 2013 and $80.22 billion as of December 31, 2012 was invested in indemnified repurchase agreements. We or our agents held $94.55 billion and $85.41 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2013 and December 31, 2012, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 7 and 10 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Risk Management - Market Risk” in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein.

CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2013, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of March 31, 2013.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2013, no changes occurred in State Street’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Fee revenue:
Servicing fees	$1,175	$1,078
Management fees	263	236
Trading services	281	280
Securities finance	78	97
Processing fees and other	60	94
Total fee revenue	1,857	1,785
Net interest revenue:
Interest revenue	687	765
Interest expense	111	140
Net interest revenue	576	625
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	5	19
Losses from other-than-temporary impairment	—	(25)
Losses reclassified (from) to other comprehensive income	(3)	17
Gains (losses) related to investment securities, net	2	11
Total revenue	2,435	2,421
Provision for loan losses	—	—
Expenses:
Compensation and employee benefits	1,035	1,064
Information systems and communications	237	191
Transaction processing services	180	181
Occupancy	116	119
Acquisition and restructuring costs	14	21
Professional services	79	81
Amortization of other intangible assets	53	51
Other	112	127
Total expenses	1,826	1,835
Income before income tax expense	609	586
Income tax expense	145	159
Net income	$464	$427
Net income available to common shareholders	$455	$417
Earnings per common share:
Basic	$1.00	$.86
Diluted	.98	.85
Average common shares outstanding (in thousands):
Basic	454,315	484,942
Diluted	462,751	490,454
Cash dividends declared per common share	$.26	$.24

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2013	2012
Net income	$464	$427
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($64) and $49, respectively	(248)	146
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $29 and $103, respectively	51	176
Change in net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $9 and $21, respectively	15	32
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $4 and $1, respectively	6	3
Change in net unrealized losses on cash flow hedges, net of related taxes of $41 and $1, respectively	64	1
Change in unrealized losses on retirement plans, net of related taxes of $2 and $1, respectively	3	2
Other comprehensive income (loss)	(109)	360
Total comprehensive income	$355	$787

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$4,708	$2,590
Interest-bearing deposits with banks	39,224	50,763
Securities purchased under resale agreements	8,703	5,016
Trading account assets	654	637
Investment securities available for sale	103,836	109,682
Investment securities held to maturity (fair value of $13,869 and $11,661)	13,593	11,379
Loans and leases (less allowance for losses of $22 and $22)	13,963	12,285
Premises and equipment (net of accumulated depreciation of $4,109 and $4,037)	1,756	1,728
Accrued income receivable	2,103	1,970
Goodwill	5,912	5,977
Other intangible assets	2,452	2,539
Other assets	21,285	18,016
Total assets	$218,189	$222,582
Liabilities:
Deposits:
Noninterest-bearing	$40,704	$44,445
Interest-bearing—U.S.	11,706	19,201
Interest-bearing—Non-U.S.	102,365	100,535
Total deposits	154,775	164,181
Securities sold under repurchase agreements	11,538	8,006
Federal funds purchased	570	399
Other short-term borrowings	4,354	4,502
Accrued expenses and other liabilities	18,643	17,196
Long-term debt	7,440	7,429
Total liabilities	197,320	201,713
Commitments, guarantees and contingencies (note 7)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	489	489
Common stock, $1 par, 750,000,000 shares authorized:
503,896,123 and 503,900,268 shares issued	504	504
Surplus	9,669	9,667
Retained earnings	12,090	11,751
Accumulated other comprehensive income (loss)	251	360
Treasury stock, at cost (48,303,938 and 45,238,208 shares)	(2,134)	(1,902)
Total shareholders’ equity	20,869	20,869
Total liabilities and shareholders’ equity	$218,189	$222,582

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					427				427
Other comprehensive income						360			360
Cash dividends declared:
Common stock—$.24 per share					(118)				(118)
Preferred stock					(7)				(7)
Common stock awards and options exercised, including related taxes of $(9)		(25)		(11)			(2,290)	110	99
Other							(3)
Balance as of March 31, 2012	$500	503,941	$504	$9,546	$10,478	$(299)	14,249	$(570)	$20,159
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					464				464
Other comprehensive loss						(109)			(109)
Cash dividends declared:
Common stock—$.26 per share					(118)				(118)
Preferred stock					(7)				(7)
Common stock acquired							6,548	(360)	(360)
Common stock awards and options exercised, including related taxes of $27		(4)		2			(3,475)	128	130
Other							(7)
Balance as of March 31, 2013	$489	503,896	$504	$9,669	$12,090	$251	48,304	$(2,134)	$20,869

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2013	2012
Operating Activities:
Net income	$464	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	57	78
Amortization of other intangible assets	53	51
Other non-cash adjustments for depreciation, amortization and accretion	107	55
Gains related to investment securities, net	(2)	(11)
Change in trading account assets, net	(17)	(66)
Change in accrued income receivable	(133)	(144)
Change in collateral deposits, net	(321)	(195)
Change in unrealized losses on foreign exchange derivatives, net	72	461
Change in other assets, net	639	478
Change in trading liabilities, net	—	34
Change in accrued expenses and other liabilities, net	(846)	(514)
Other, net	40	(31)
Net cash provided by operating activities	113	623
Investing Activities:
Net decrease in interest-bearing deposits with banks	11,539	32,177
Net increase in securities purchased under resale agreements	(3,687)	(850)
Proceeds from sales of available-for-sale securities	2,750	1,087
Proceeds from maturities of available-for-sale securities	9,723	10,790
Purchases of available-for-sale securities	(8,240)	(14,884)
Proceeds from maturities of held-to-maturity securities	437	765
Purchases of held-to-maturity securities	(2,570)	(2)
Net increase in loans	(1,702)	(2,230)
Purchases of equity investments and other long-term assets	(51)	(11)
Purchases of premises and equipment	(119)	(85)
Other, net	36	26
Net cash provided by investing activities	8,116	26,783
Financing Activities:
Net decrease in time deposits	(10,218)	(5,720)
Net increase (decrease) in all other deposits	812	(21,387)
Net increase (decrease) in short-term borrowings	3,555	(1,177)
Payments for long-term debt and obligations under capital leases	(7)	(6)
Proceeds related to common stock awards and option exercises	329	238
Purchases of common stock	(360)	—
Repurchases of common stock for employee tax withholding	(112)	(69)
Payments for cash dividends	(110)	(95)
Net cash used in financing activities	(6,111)	(28,216)
Net increase (decrease)	2,118	(810)
Cash and due from banks at beginning of period	2,590	2,193
Cash and due from banks at end of period	$4,708	$1,383

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
The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation. Events occurring subsequent to the date of our consolidated statement of condition were evaluated for potential recognition or disclosure in our consolidated financial statements through the date we filed this Form 10-Q with the SEC.
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
Our consolidated statement of condition at December 31, 2012 included in the accompanying consolidated financial statements was derived from the audited financial statements at that date, but does not include all notes required by GAAP for a complete set of financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2012 Form 10-K, which we previously filed with the SEC.
Note 2.    Fair Value
Fair-Value Measurements:
We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of accumulated other comprehensive income within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in accordance with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

hierarchy, categorization is based on the lowest-level input that is most significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three valuation levels are described below.
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

Our level-2 financial assets and liabilities primarily include trading account assets and fixed-income investment securities, as well as various types of foreign exchange and interest-rate derivative instruments.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three months ended March 31, 2013 or 2012.
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

•
The fair value of foreign exchange contracts carried in other assets and accrued expenses and other liabilities, primarily options, is measured using an option-pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of March 31, 2013, on a gross basis, we categorized in level 3 approximately 6% and 2% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information obtained from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally-developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 97% and 3%, respectively, of the total fair value of the investment securities categorized in level 3 as of March 31, 2013.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the three months ended March 31, 2013 or the year ended December 31, 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of March 31, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	370				370
Other	63	$201			264
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	801			804
Mortgage-backed securities	—	27,947	$798		28,745
Asset-backed securities:
Student loans	—	15,205	461		15,666
Credit cards	—	9,644	24		9,668
Sub-prime	—	1,385	—		1,385
Other	—	588	3,872		4,460
Total asset-backed securities	—	26,822	4,357		31,179
Non-U.S. debt securities:
Mortgage-backed securities	—	10,564	331		10,895
Asset-backed securities	—	5,278	470		5,748
Government securities	—	2,961	—		2,961
Other	—	4,095	276		4,371
Total non-U.S. debt securities	—	22,898	1,077		23,975
State and political subdivisions	—	7,553	47		7,600
Collateralized mortgage obligations	—	4,720	108		4,828
Other U.S. debt securities	—	5,298	9		5,307
U.S. equity securities	—	138	—		138
Non-U.S. equity securities	—	2	—		2
Money-market mutual funds	1,258	—	—		1,258
Total investment securities available for sale	1,261	96,179	6,396		103,836
Other assets:
Derivative instruments:
Foreign exchange contracts	—	10,041	172
Interest-rate contracts	—	86	—
Total derivative instruments	—	10,127	172	$(5,788)	4,511
Other	73	—	—	—	73
Total assets carried at fair value	$1,787	$106,507	$6,568	$(5,788)	$109,074
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$9,490	$153
Interest-rate contracts		313	—
Other		—	9
Total derivative instruments		9,803	162	$(4,595)	$5,370
Other	$73	—	—	—	73
Total liabilities carried at fair value	$73	$9,803	$162	$(4,595)	$5,443

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $2.18 billion and $1.02 billion, respectively, for cash collateral received from and provided to derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	391				391
Other	71	$155			226
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	838			841
Mortgage-backed securities	—	31,387	$825		32,212
Asset-backed securities:
Student loans	—	15,833	588		16,421
Credit cards	—	9,919	67		9,986
Sub-prime	—	1,399	—		1,399
Other	—	683	3,994		4,677
Total asset-backed securities	—	27,834	4,649		32,483
Non-U.S. debt securities:
Mortgage-backed securities	—	10,850	555		11,405
Asset-backed securities	—	5,694	524		6,218
Government securities	—	3,199	—		3,199
Other	—	4,166	140		4,306
Total non-U.S. debt securities	—	23,909	1,219		25,128
State and political subdivisions	—	7,503	48		7,551
Collateralized mortgage obligations	—	4,837	117		4,954
Other U.S. debt securities	—	5,289	9		5,298
U.S. equity securities	—	112	—		112
Non-U.S. equity securities	—	1	—		1
Money-market mutual funds	1,102	—	—		1,102
Total investment securities available for sale	1,105	101,710	6,867		109,682
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	9,265	113
Interest-rate contracts	—	223	—
Total derivative instruments	—	9,488	113	$(5,045)	4,556
Other	66	2	—	—	68
Total assets carried at fair value	$1,653	$111,355	$6,980	$(5,045)	$114,943
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$8,978	$106
Interest-rate contracts		345	—
Other		—	9
Total derivative instruments		9,323	115	$(4,071)	$5,367
Other	$66	—	—	—	66
Total liabilities carried at fair value	$66	$9,323	$115	$(4,071)	$5,433

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.41 billion and $479 million, respectively, for cash collateral received from and provided to derivative counterparties. This netting cannot be disaggregated by type of derivative instrument.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three months ended March 31, 2013 and 2012, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During the three months ended March 31, 2013 and 2012, transfers out of level 3 were substantially related to certain mortgage- and asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of March 31, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$825								$(27)	$798
Asset-backed securities:
Student loans	588		$(100)		$7			$(26)	(8)	461
Credit cards	67		—		—			—	(43)	24
Other	3,994		—	$13	21	$180		(10)	(326)	3,872
Total asset-backed securities	4,649		(100)	13	28	180		(36)	(377)	4,357
Non-U.S. debt securities:
Mortgage-backed securities	555		(207)		—	—		—	(17)	331
Asset-backed securities	524		(77)	2	3	51		—	(33)	470
Other	140		(40)		—	179		—	(3)	276
Total non-U.S. debt securities	1,219		(324)	2	3	230		—	(53)	1,077
State and political subdivisions	48		—	—	1	—		—	(2)	47
Collateralized mortgage obligations	117		—	—	—	—		—	(9)	108
Other U.S. debt securities	9		—	—	—	—		—	—	9
Total investment securities available for sale	6,867		(424)	15	32	410		(36)	(468)	6,396
Other assets:
Derivative instruments:
Foreign exchange contracts	113		—	95	—	53		—	(89)	172	$53
Total derivative instruments	113		—	95	—	53		—	(89)	172	53
Total assets carried at fair value	$6,980	—	$(424)	$110	$32	$463	—	$(36)	$(557)	$6,568	$53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of March 31, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held at March 31, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106			$61			$50		$(64)	$153	$39
Other	9			—					—	9	—
Total derivative instruments	115			61			50		(64)	162	39
Other	—			—			—		—	—	—
Total liabilities carried at fair value	$115	—	—	$61	—	—	$50	—	$(64)	$162	$39

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of March 31, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$1,189		$(251)						$(26)	$912
Asset-backed securities:
Student loans	860		(341)	$1	$(2)				(7)	511
Credit cards	91	$21	—	1	—	$67		$(61)	—	119
Other	2,798	—	—	10	16	355		(12)	(77)	3,090
Total asset-backed securities	3,749	21	(341)	12	14	422		(73)	(84)	3,720
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,157)	—	1	159		—	9	469
Asset-backed securities	1,768	—	(1,084)	—	(1)	366		—	(14)	1,035
Other	71	—	(65)	—	—	308		—	—	314
Total non-U.S. debt securities	3,296	—	(2,306)	—	—	833		—	(5)	1,818
State and political subdivisions	50	—	—	—	1	—			(1)	50
Collateralized mortgage obligations	227	—	(132)	134	—	106		—	(142)	193
Other U.S. debt securities	2	—	—	—	—	—		—	(2)	—
Total investment securities available for sale	8,513	21	(3,030)	146	15	1,361		(73)	(260)	6,693
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(65)	—	110		—	(86)	127	$(47)
Interest-rate contracts	10	—	—	(10)	—	—		1	(1)	—	—
Total derivative instruments	178	—	—	(75)	—	110		1	(87)	127	(47)
Total assets carried at fair value	$8,691	$21	$(3,030)	$71	$15	$1,471	—	$(72)	$(347)	$6,820	$(47)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of March 31, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(75)			$111		$(71)	$126	$(51)
Interest-rate contracts	11			(9)			—		(2)	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(84)			111		(73)	135	(51)
Other	20			—			—		—	20
Total liabilities carried at fair value	$201	—	—	$(84)	—	—	$111	—	$(73)	$155	$(51)

The following table presents total realized and unrealized gains and losses for the periods ended indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended March 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31,
(In millions)	2013	2012	2013	2012
Fee revenue:
Trading services	$34	$9	$14	$4
Total fee revenue	34	9	14	4
Net interest revenue	15	146	—	—
Total revenue	$49	$155	$14	$4

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our level-3 financial assets and liabilities measured at fair value on a recurring basis for which we use internally-developed pricing models. The significant unobservable inputs for our level-3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker or dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2013	As of December 31, 2012	Valuation Technique	Significant Unobservable Input	As of March 31, 2013	As of December 31, 2012
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$14	$12	Discounted cash flows	Credit spread	4.0%	6.7%
Asset-backed securities, credit cards	24	67	Discounted cash flows	Credit spread	2.1	7.1
Asset-backed securities, other	102	103	Discounted cash flows	Credit spread	2.0	1.5
State and political subdivisions	47	48	Discounted cash flows	Credit spread	1.7	1.9
Derivative instruments, foreign exchange contracts	172	113	Option model	Volatility	12.0	9.8
Total	$359	$343

Liabilities:
Derivative instruments, foreign exchange contracts	$153	$106	Option model	Volatility	12.4	9.8
Derivative instruments, other	9	9	Discounted cash flows	Participant redemptions	8.2	6.7
Total	$162	$115
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

March 31, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Mortgage-backed securities	$—	$798	$798
Asset-backed securities, student loans	14	447	461
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	102	3,770	3,872
Non-U.S. debt securities, mortgage-backed securities	—	331	331
Non-U.S. debt securities, asset-backed securities	—	470	470
Non-U.S. debt securities, other	—	276	276
State and political subdivisions	47	—	47
Collateralized mortgage obligations	—	108	108
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	172	—	172
Total	$359	$6,209	$6,568

Liabilities:
Derivative instruments, foreign exchange contracts	$153	—	$153
Derivative instruments, other	9	—	9
Total	$162	—	$162

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

December 31, 2012	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Mortgage-backed securities	$—	$825	$825
Asset-backed securities, student loans	12	576	588
Asset-backed securities, credit cards	67	—	67
Asset-backed securities, other	103	3,891	3,994
Non-U.S. debt securities, mortgage-backed securities	—	555	555
Non-U.S. debt securities, asset-backed securities	—	524	524
Non-U.S. debt securities, other	—	140	140
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	117	117
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	113	—	113
Total	$343	$6,637	$6,980

Liabilities:
Derivative instruments, foreign exchange contracts	$106	—	$106
Derivative instruments, other	9	—	9
Total	$115	—	$115

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
For recurring level-3 fair-value measurements for which significant unobservable inputs are readily available to State Street as of March 31, 2013, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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
The following tables present the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy as of the dates indicated.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
March 31, 2013	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$4,708	$4,708	$4,708	$—	$—
Interest-bearing deposits with banks	39,224	39,224	—	39,224	—
Securities purchased under resale agreements	8,703	8,703	—	8,703	—
Investment securities held to maturity	13,593	13,869	—	13,869	—
Loans (excluding leases)	12,826	12,881	—	12,032	849
Financial Liabilities:
Deposits:
Noninterest-bearing	40,704	40,704	—	40,704	—
Interest-bearing - U.S.	11,706	11,706	—	11,706	—
Interest-bearing - non-U.S.	102,365	102,365	—	102,365	—
Securities sold under repurchase agreements	11,538	11,538	—	11,538	—
Federal funds purchased	570	570	—	570	—
Other short-term borrowings	4,354	4,354	—	4,354	—
Long-term debt	7,440	6,837	—	5,882	955

			Fair-Value Hierarchy
December 31, 2012	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$2,590	$2,590	$2,590	$—	$—
Interest-bearing deposits with banks	50,763	50,763	—	50,763	—
Securities purchased under resale agreements	5,016	5,016	—	5,016	—
Investment securities held to maturity	11,379	11,661	—	11,661	—
Loans (excluding leases)	11,121	11,166	—	10,276	890
Financial Liabilities:
Deposits:
Noninterest-bearing	$44,445	$44,445	—	$44,445	—
Interest-bearing - U.S.	19,201	19,201	—	19,201	—
Interest-bearing - non-U.S.	100,535	100,535	—	100,535	—
Securities sold under repurchase agreements	8,006	8,006	—	8,006	—
Federal funds purchased	399	399	—	399	—
Other short-term borrowings	4,502	4,502	—	4,502	—
Long-term debt	7,429	6,780	—	5,871	909

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$787	$18	$1	$804	$823	$19	$1	$841
Mortgage-backed securities	28,244	544	43	28,745	31,640	598	26	32,212
Asset-backed securities:
Student loans(1)	15,846	125	305	15,666	16,829	100	508	16,421
Credit cards	9,624	48	4	9,668	9,928	61	3	9,986
Sub-prime	1,495	5	115	1,385	1,557	4	162	1,399
Other	4,339	161	40	4,460	4,583	155	61	4,677
Total asset-backed securities	31,304	339	464	31,179	32,897	320	734	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,611	306	22	10,895	11,119	313	27	11,405
Asset-backed securities	5,711	40	3	5,748	6,180	42	4	6,218
Government securities	2,957	4	—	2,961	3,197	2	—	3,199
Other	4,294	80	3	4,371	4,221	86	1	4,306
Total non-U.S. debt securities	23,573	430	28	23,975	24,717	443	32	25,128
State and political subdivisions	7,447	222	69	7,600	7,384	234	67	7,551
Collateralized mortgage obligations	4,714	133	19	4,828	4,818	151	15	4,954
Other U.S. debt securities	5,087	227	7	5,307	5,072	233	7	5,298
U.S. equity securities	133	5	—	138	109	3	—	112
Non-U.S. equity securities	2	—	—	2	1	—	—	1
Money-market mutual funds	1,258	—	—	1,258	1,102	—	—	1,102
Total	$102,549	$1,918	$631	$103,836	$108,563	$2,001	$882	$109,682
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$—	$37	$4,963	$5,000	$—	$8	$4,992
Mortgage-backed securities	131	10	—	141	153	11	—	164
Asset-backed securities:
Student loans(1)	511	—	—	511	—	—	—	—
Credit cards	25	—	—	25	—	—	—	—
Other	722	—	1	721	16	—	—	16
Total asset-backed securities	1,258	—	1	1,257	16	—	—	16
Non-U.S. debt securities:
Mortgage-backed securities	3,617	121	64	3,674	3,122	85	68	3,139
Asset-backed securities	822	19	1	840	434	16	1	449
Government securities	15	—	—	15	3	—	—	3
Other	161	—	1	160	167	—	2	165
Total non-U.S. debt securities	4,615	140	66	4,689	3,726	101	71	3,756
State and political subdivisions	70	1	—	71	74	2	—	76
Collateralized mortgage obligations	2,519	247	18	2,748	2,410	259	12	2,657
Total	$13,593	$398	$122	$13,869	$11,379	$373	$91	$11,661

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $47.01 billion and $46.66 billion as of March 31, 2013 and December 31, 2012, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$120	$1	$120	$1
Mortgage-backed securities	5,276	38	769	5	6,045	43
Asset-backed securities:
Student loans	490	7	8,305	298	8,795	305
Credit cards	895	4	—	—	895	4
Sub-prime	—	—	1,317	115	1,317	115
Other	408	5	855	35	1,263	40
Total asset-backed securities	1,793	16	10,477	448	12,270	464
Non-U.S. debt securities:
Mortgage-backed securities	587	2	346	20	933	22
Asset-backed securities	608	1	43	2	651	3
Other	471	3	—	—	471	3
Total non-U.S. debt securities	1,666	6	389	22	2,055	28
State and political subdivisions	859	19	1,144	50	2,003	69
Collateralized mortgage obligations	616	7	547	12	1,163	19
Other U.S. debt securities	274	1	34	6	308	7
Total	$10,484	$87	$13,480	$544	$23,964	$631
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,963	$37	$—	$—	$4,963	$37
Asset-backed securities	547	1	—	—	547	1
Non-U.S. debt securities:
Mortgage-backed securities	422	3	952	61	1,374	64
Asset-backed securities	—	—	73	1	73	1
Other	—	—	153	1	153	1
Total non-U.S. debt securities	422	3	1,178	63	1,600	66
Collateralized mortgage obligations	427	7	128	11	555	18
Total	$6,359	$48	$1,306	$74	$7,665	$122

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$132	$1	$132	$1
Mortgage-backed securities	3,486	18	865	8	4,351	26
Asset-backed securities:
Student loans	625	6	10,241	502	10,866	508
Credit cards	888	3	—	—	888	3
Sub-prime	—	—	1,346	162	1,346	162
Other	639	13	989	48	1,628	61
Total asset-backed securities	2,152	22	12,576	712	14,728	734
Non-U.S. debt securities:
Mortgage-backed securities	670	3	453	24	1,123	27
Asset-backed securities	973	1	53	3	1,026	4
Other	509	1	—	—	509	1
Total non-U.S. debt securities	2,152	5	506	27	2,658	32
State and political subdivisions	685	9	1,152	58	1,837	67
Collateralized mortgage obligations	347	1	621	14	968	15
Other U.S. debt securities	302	1	33	6	335	7
Total	$9,124	$56	$15,885	$826	$25,009	$882
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,792	$8	$—	$—	$3,792	$8
Non-U.S. debt securities:
Mortgage-backed securities	56	1	956	67	1,012	68
Asset-backed securities	—	—	73	1	73	1
Other	—	—	156	2	156	2
Total non-U.S. debt securities	56	1	1,185	70	1,241	71
Collateralized mortgage obligations	120	1	153	11	273	12
Total	$3,968	$10	$1,338	$81	$5,306	$91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of March 31, 2013:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3	$40	$62	$699
Mortgage-backed securities	117	2,335	6,039	20,254
Asset-backed securities:
Student loans	746	6,797	4,976	3,147
Credit cards	1,578	5,775	2,315	—
Sub-prime	28	29	4	1,324
Other	117	2,196	1,588	559
Total asset-backed securities	2,469	14,797	8,883	5,030
Non-U.S. debt securities:
Mortgage-backed securities	256	5,503	156	4,980
Asset-backed securities	288	4,907	335	218
Government securities	1,917	1,044	—	—
Other	1,322	2,627	422	—
Total non-U.S. debt securities	3,783	14,081	913	5,198
State and political subdivisions	714	3,064	2,739	1,083
Collateralized mortgage obligations	148	2,265	1,223	1,192
Other U.S. debt securities	216	3,929	1,128	34
Total	$7,450	$40,511	$20,987	$33,490
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$—
Mortgage-backed securities	—	30	28	73
Asset-backed securities
Student loans	—	92	92	327
Credit cards	—	—	25	—
Other	—	264	451	7
Total asset-backed securities	—	356	568	334
Non-U.S. debt securities:
Mortgage-backed securities	97	590	—	2,930
Asset-backed securities	150	626	46	—
Government securities	15	—	—	—
Other	—	153	—	8
Total non-U.S. debt securities	262	1,369	46	2,938
State and political subdivisions	52	18	—	—
Collateralized mortgage obligations	140	1,195	204	980
Total	$454	$2,968	$5,846	$4,325
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Gross realized gains from sales of available-for-sale securities	$57	$19
Gross realized losses from sales of available-for-sale securities	(52)	—

Gross losses from other-than-temporary impairment	—	(25)
Losses reclassified (from) to other comprehensive income	(3)	17
Net impairment losses recognized in consolidated statement of income	(3)	(8)
Gains (losses) related to investment securities, net	$2	$11

Impairment associated with expected credit losses	$—	$(4)
Impairment associated with adverse changes in timing of expected future cash flows	(3)	(4)
Net impairment losses recognized in consolidated statement of income	$(3)	$(8)
The following table presents activity with respect to net impairment losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Beginning balance	$124	$113
Plus losses for which other-than-temporary impairment was not previously recognized	—	1
Plus losses for which other-than-temporary impairment was previously recognized	3	7
Less previously recognized losses related to securities sold	—	(20)
Ending balance	$127	$101
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
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2013.
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
We recorded no other-than-temporary impairment on these securities in our consolidated statement of income in the three months ended March 31, 2013. Such impairment losses were $4 million, all associated with expected credit losses, in the three months ended March 31, 2012.
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
The gross unrealized losses in our FFELP loan-backed securities portfolio as of March 31, 2013 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. When evaluating impairment of these securities, we consider, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 5.1 years as of March 31, 2013. In addition, our total exposure to private student loan-backed securities was less than $900 million as of March 31, 2013. Our evaluation of impairment of these securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.
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
In the three months ended March 31, 2013, we recorded other-than-temporary impairment of $3 million related to non-U.S. mortgage-backed securities associated with adverse changes in the timing of expected future cash flows from the securities. During the three months ended March 31, 2012, we recorded other-than-temporary impairment of $4 million, substantially related to non-U.S. mortgage-backed securities, all associated with adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $563 million as of March 31, 2013. We had no direct sovereign-debt exposure to any of these countries as of that date, but we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $264 million in Spain, $114 million in Italy, $110 million in Ireland and $75 million in Portugal. These securities had an aggregate pre-tax gross unrealized loss of approximately $29 million as of March 31, 2013. We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2013 or the three months ended March 31, 2012.
Our evaluation of potential other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by higher unemployment and by additional housing price declines of between 10% and 19% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
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
In the aggregate, we recorded other-than-temporary impairment of $3 million in the three months ended March 31, 2013, compared to $8 million in the three months ended March 31, 2012, respectively. The $3 million recorded in the three months ended March 31, 2013 resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $8 million recorded in the three months ended March 31, 2012, $4 million related to expected credit losses, and $4 million resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the three months ended March 31, 2013, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $753 million related to 1,423 securities as of March 31, 2013 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Institutional:
Investment funds:
U.S.	$9,234	$8,376
Non-U.S.	1,327	829
Commercial and financial:
U.S.	835	613
Non-U.S.	696	520
Purchased receivables:
U.S.	259	276
Non-U.S.	88	118
Lease financing:
U.S.	369	380
Non-U.S.	768	784
Total institutional	13,576	11,896
Commercial real estate:
U.S.	409	411
Total loans and leases	13,985	12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$13,963	$12,285
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes in the institutional segment were $4.32 billion and $3.30 billion as of March 31, 2013 and December 31, 2012, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
March 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade	$10,434	$984	$347	$1,095	$—	$29	$12,889
Speculative	127	547	—	42	375	5	1,096
Total	$10,561	$1,531	$347	$1,137	$375	$34	$13,985

	Institutional				Commercial Real Estate
December 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade	$8,937	$1,041	$394	$1,137	$—	$29	$11,538
Speculative	268	92	—	27	377	5	769
Total	$9,205	$1,133	$394	$1,164	$377	$34	$12,307
Loans and leases are categorized in the rating categories presented in the table above that align with our internal risk-rating framework. Management considers the ratings to be current as of March 31, 2013. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	March 31, 2013			December 31, 2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$10	$380	$390	$11	$411	$422
Collectively evaluated for impairment(1)	13,566	29	13,595	11,885	—	11,885
Total	$13,576	$409	$13,985	$11,896	$411	$12,307

(1) As of both March 31, 2013 and December 31, 2012, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.
The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	March 31, 2013			December 31, 2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$195	$222	$—	$197	$224	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	36	—	—	64	—
Total CRE	$195	$292	$—	$197	$322	$—

(1) As of both March 31, 2013 and December 31, 2012, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

	Three Months Ended March 31,
	Average Recorded Investment		Interest Revenue Recognized
(In millions)	2013	2012	2013	2012
With no related allowance recorded:
CRE—property development	$195	$199	$4	$4
CRE—other—acquired credit-impaired	—	8	—	—
CRE—other	—	—	—	1
With an allowance recorded:
CRE—other—acquired credit-impaired	—	31	—	—
Total CRE	$195	$238	$4	$5
As of both March 31, 2013 and December 31, 2012, we held an aggregate of approximately $195 million and $197 million, respectively, of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the three months ended March 31, 2013 and the year ended December 31, 2012, no loans were modified in troubled debt restructurings.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$—	$22
Provisions	—	1	1	—	—	—
Recoveries	—	(1)	(1)	—	—	—
Ending balance	$22	$—	$22	$22	$—	$22
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Three Months Ended March 31,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,941	$36	$5,977	$5,610	$35	$5,645
Foreign currency translation, net	(64)	(1)	(65)	54	1	55
Ending balance	$5,877	$35	$5,912	$5,664	$36	$5,700
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Three Months Ended March 31,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,492	$47	$2,539	$2,408	$51	$2,459
Amortization	(51)	(2)	(53)	(49)	(2)	(51)
Foreign currency translation, net	(32)	(2)	(34)	34	1	35
Ending balance	$2,409	$43	$2,452	$2,393	$50	$2,443
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2013			December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,613	$(819)	$1,794	$2,653	$(755)	$1,898
Core deposits	700	(161)	539	706	(192)	514
Other	240	(121)	119	244	(117)	127
Total	$3,553	$(1,101)	$2,452	$3,603	$(1,064)	$2,539

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Collateral deposits, net	$10,042	$7,649
Unrealized gains on derivative financial instruments, net	4,511	4,556
Bank-owned life insurance	2,004	2,000
Investments in joint ventures and other unconsolidated entities	1,441	1,405
Receivable for securities settlement	536	33
Accounts receivable	634	511
Deferred tax assets, net of valuation allowance	336	353
Prepaid expenses	315	267
Income taxes receivable	270	252
Deposits with clearing organizations	174	174
Receivable for securities sold	497	1
Other(1)	525	815
Total	$21,285	$18,016

(1)	Included other real estate owned of approximately $56 million and $65 million, respectively.
Note 7.    Commitments, Guarantees and Contingencies
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $18.28 billion and $17.86 billion as of March 31, 2013 and December 31, 2012, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 77% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent future cash requirements.
Guarantees:
Off-balance sheet guarantees are composed of indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The potential losses associated with these guarantees equal the gross contractual amounts, and do not consider the value of any collateral. The following table presents the aggregate gross contractual amounts of off-balance sheet guarantees as of the dates indicated. Amounts presented do not reflect participations to independent third parties.

(In millions)	March 31, 2013	December 31, 2012
Indemnified securities financing	$314,940	$302,341
Stable value protection	32,171	33,512
Asset purchase agreements	4,549	5,063
Standby letters of credit	4,565	4,552
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Aggregate fair value of indemnified securities financing	$314,940	$302,341
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	327,948	312,223
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	89,185	80,224
Aggregate fair value of cash and securities held by us or our agents as collateral for indemnified repurchase agreements	94,549	85,411
In certain cases, we participate in securities finance transactions as a principal. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2013 and December 31, 2012, we had approximately $9.09 billion and $6.83 billion, respectively, of collateral provided and approximately $7.11 billion and $4.99 billion, respectively, of collateral received in connection with our principal securities lending transactions.
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
These contingencies are individually accounted for as derivative financial instruments. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 10. As of March 31, 2013, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
Contingencies:
Legal Proceedings
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition.  However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or a reserve is determined to be required, on our consolidated financial condition or on our reputation.
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. Once established, a reserve is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and a range of reasonably estimable loss are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a range of loss might not be reasonably estimated until the later stages of the proceeding.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies, such reserves may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established reserves with respect to the claims discussed and do not believe that potential exposure is either probable or can be reasonably estimated.
SSgA
We are currently defending two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The first action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in SSgA collective trust funds between April 2004 and the present. We have not established a reserve with respect to this matter. The second action, filed in January 2013, challenges the division of our securities lending-related revenue between common trust funds and State Street in its role as lending agent. It alleges, among other things, that State Street breached its fiduciary duty under ERISA and state common law to investors in those funds.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, the difference would have been approximately $10 million as of March 31, 2013. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have established a reserve of $10 million in connection with this matter.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Our estimated total revenue worldwide from such services was approximately $65 million for the three months ended March 31, 2013, approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
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
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold custodial accounts with State Street. The complaints, collectively, allege various claims in connection with certain assets managed by TAG and custodied with State Street. The complaints included a consolidated putative class action complaint which was dismissed in March 2013 without prejudice to the plaintiff's ability to file a new complaint. We have not established a reserve with respect to these matters.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Income Taxes
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. Unrecognized tax benefits totaled approximately $95 million as of both March 31, 2013 and December 31, 2012.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of March 31, 2013 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
Note 8.    Variable Interest Entities
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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2013 and December 31, 2012, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.63 billion and $2.68 billion, respectively, and other short-term borrowings of $2.12 billion and $2.15 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.7 years as of March 31, 2013, compared to approximately 6.9 years as of December 31, 2012.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.16 billion and $666 million, respectively, as of March 31, 2013, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Note 9.    Shareholders’ Equity
In March 2013, our Board of Directors approved a new program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. No shares were purchased by us under this program during the three months ended March 31, 2013. During the three months ended March 31, 2013, we purchased approximately 6.5 million shares of our common stock at an average cost of $54.95 per share and an aggregate cost of approximately $360 million, under a previous program approved by the Board in March 2012. As of March 31, 2013, no shares remained available for purchase under the March 2012 program. Shares acquired in connection with the March 2012 program which remained unissued as of March 31, 2013 were recorded as treasury stock in our consolidated statement of condition as of March 31, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the after-tax components of accumulated other comprehensive income (loss), or AOCI, as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Foreign currency translation	$(114)	$134
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Net unrealized gains on available-for-sale securities portfolio	849	815
Net unrealized losses related to reclassified available-for-sale securities	(97)	(110)
Net unrealized gains on available-for-sale securities	752	705
Net unrealized losses on available-for-sale securities designated in fair value hedges	(168)	(183)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	1	(3)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(59)	(65)
Net unrealized gains on cash flow hedges	133	69
Unrealized losses on retirement plans	(280)	(283)
Total	$251	$360

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents changes in AOCI by component, net of related taxes, in the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Net Unrealized Gains (Losses) on Held to Maturity Securities	Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	63	69	—	4	(2)	(248)	(114)
Amounts reclassified out of AOCI	1	(3)	—	2	5	—	5
Other comprehensive income (loss)	64	66	—	6	3	(248)	(109)
Ending balance	$133	$585	$(14)	$(59)	$(280)	$(114)	$251
The following table presents reclassifications out of AOCI in the three months ended March 31, 2013:

(In millions)	Amount Reclassified out of AOCI	Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($2)	(3)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1	2	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $3	5	Compensation and employee benefits expense
Total reclassifications out of AOCI	$5
In the three months ended March 31, 2013, we realized net gains of $5 million, or $3 million net of related taxes as presented in the table above, from sales of available-for-sale securities. Unrealized pre-tax losses of $49 million were included in AOCI as of December 31, 2012, net of deferred taxes of $20 million, related to these sales. In the three months ended March 31, 2012, we realized net gains of $19 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in AOCI as of December 31, 2011, net of deferred taxes of $9 million, related to these sales.
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
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities. One such risk-management measure is Value-at-Risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable bank regulatory market risk capital guidelines.
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2013 and December 31, 2012, we had recorded approximately $2.42 billion and $1.68 billion, respectively, of cash collateral received from counterparties and approximately $1.97 billion and $1.30 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2013 totaled approximately $850 million, against which we had posted aggregate collateral of approximately $130 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2013 was approximately $720 million. Such accelerated settlement would not affect our consolidated results of operations.
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
With respect to cross-border investing, our clients often enter into foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs, and also act as a dealer in the currency markets. As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk.
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

for the associated contingencies, more fully described in note 7, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 6.7 years as of March 31, 2013, compared to 6.9 years years as of December 31, 2012. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into an interest-rate swap agreement to modify our interest expense on a senior note from a fixed rate to a floating rate. The senior note matures in 2021 and pays fixed interest at a 4.375% annual rate. The senior note is hedged with an interest-rate swap contract with a notional amount, maturity and a fixed-rate coupon term that aligns with the hedged note. The interest-rate swap contract converts the fixed-rate coupon to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the senior note stemming from changes in the benchmark interest rate.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security has a remaining life of approximately 1.5 years as of March 31, 2013, compared to 1.8 years as of December 31, 2012. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
We have entered foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in the funding of non-functional currency-denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the critical terms of the hedging instruments and the hedged securities are aligned.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$1,426	$1,578
Options and caps purchased	57	68
Options and caps written	57	68
Futures	5,239	1,910
Foreign exchange contracts:
Forward, swap and spot	967,407	897,354
Options purchased	7,584	9,454
Options written	7,092	8,734
Credit derivative contracts:
Credit swap agreements	42	27
Other:
Stable value contracts	32,171	33,512
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	2,614	3,153
Foreign exchange contracts:
Forward and swap	3,276	3,477
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	March 31, 2013			December 31, 2012
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$1,743	$121	$1,864	$1,573	$130	$1,703
Long-term debt(1)	750	—	750	1,450	—	1,450
Total	$2,493	$121	$2,614	$3,023	$130	$3,153

(1) As of March 31, 2013 and December 31, 2012, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $151 million and $174 million, respectively.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.77%	3.03%	3.93%	3.23%
For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in accumulated other comprehensive income, and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.
The following tables present the fair value of the derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	March 31, 2013		March 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$9,969	Other liabilities	$9,639
Interest-rate contracts	Other assets	50	Other liabilities	50
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$10,019		$9,698
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$36	Other liabilities	$263
Foreign exchange contracts	Other assets	244	Other liabilities	4
Total		$280		$267

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$9,243	Other liabilities	$9,067
Interest-rate contracts	Other assets	61	Other liabilities	61
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$9,304		$9,137
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$162	Other liabilities	$284
Foreign exchange contracts	Other assets	135	Other liabilities	17
Total		$297		$301

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended
(In millions)		March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$145	$217
Foreign exchange contracts	Processing fees and other revenue	—	(2)
Interest-rate contracts	Trading services revenue	1	(88)
Interest-rate contracts	Processing fees and other revenue	—	2
Total		$146	$129

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended			Three Months Ended
(In millions)		March 31, 2013			March 31, 2013
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$4	Investment securities	Processing fees and other revenue	$(4)
Interest-rate contracts	Processing fees and other revenue	(15)	Long-term debt	Processing fees and other revenue	16
Interest-rate contracts	Processing fees and other revenue	1	Available-for-sale securities	Processing fees and other revenue	(2)
Total		$(10)			$10

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended			Three Months Ended
(In millions)		March 31, 2012			March 31, 2012
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$30	Investment securities	Processing fees and other revenue	$(30)
Interest-rate contracts	Processing fees and other revenue	(16)	Long-term debt	Processing fees and other revenue	13
Interest-rate contracts	Processing fees and other revenue	25	Available-for-sale securities	Processing fees and other revenue	(27)
Total		$39			$(44)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2013		March 31, 2013		March 31, 2013
Derivatives designated as cash flow hedges:
Interest-rate contracts	$12	Net interest revenue	$(1)	Net interest revenue	$1
Foreign exchange contracts	105	Net interest revenue	—	Net interest revenue	3
Total	$117		$(1)		$4

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2012		March 31, 2012		March 31, 2012
Derivatives designated as cash flow hedges:
Interest-rate contracts	$1	Net interest revenue	$(2)	Net interest revenue	$1
Total	$1		$(2)		$1

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative financial instruments and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business.
Certain of our derivative contracts are executed under either standardized netting agreements or, for exchange-traded derivatives, the relevant contracts for a particular exchange which contain enforceable netting provisions. In certain cases, we may have cross-product netting arrangements which allow for netting and set-off of a variety of types of derivatives with a single counterparty. A derivative netting arrangement creates an enforceable right of set-off that becomes effective, and affects the realization or settlement of individual financial assets and liabilities, only following a specified event of default. Collateral requirements associated with our derivative contracts are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily, typically based on net exposure by counterparty. Collateral is generally in the form of cash or highly liquid U.S. government securities.
In connection with our secured financing activities, we enter into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral upon an event of default. Required collateral is generally in the form of cash, equities or fixed-income securities. Default events may include the failure to make payments or deliver securities timely, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.
In order for an arrangement to be eligible for netting, we must have a basis to conclude that such netting arrangements are legally enforceable. The analysis of the legal enforceability of an arrangement differs by jurisdiction, depending on the laws of that jurisdiction. In many jurisdictions, specific legislation exists that provides for the enforceability in bankruptcy of close-out netting under a netting agreement, typically by way of specific exception from more general prohibitions on the exercise of creditor rights.
When we have a basis to conclude that a legally enforceable netting arrangement exists between us and the derivative counterparty and the relevant transaction is the type of transaction that is recorded in our consolidated statement of condition, we offset derivative assets and liabilities, and the related collateral received and provided, in our consolidated statement of condition. We also offset secured financing assets and liabilities with the same counterparty or clearinghouse which have the same maturity date and are settled in the normal course of business on a net basis.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents derivative financial instruments and secured financing transactions that are subject to enforceable netting arrangements and are offset in our consolidated statement of condition in conformity with GAAP, as of the dates indicated:

Assets:	March 31, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in Statement of Condition	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in Statement of Condition	Net Amounts of Assets Presented in Statement of Condition
Derivatives subject to netting arrangements:
Interest-rate contracts	$86	$(12)	$74	$223	$(19)	204
Foreign exchange contracts	6,024	(3,567)	2,457	5,255	(3,575)	1,680
Cross-product and cash collateral netting	—	(2,209)	(2,209)	—	(1,451)	(1,451)
Total derivatives subject to netting arrangements(1)	$6,110	$(5,788)	$322	$5,478	$(5,045)	$433
Other financial instruments subject to netting arrangements:
Resale agreements and securities borrowing(2)	$45,060	$(27,266)	$17,794	$34,853	$(23,005)	$11,848
Total assets subject to netting arrangements	$51,170	$(33,054)	$18,116	$40,331	$(28,050)	$12,281

(1) In addition to the $322 million and $433 million as of March 31, 2013 and December 31, 2012, respectively. we have $4,189 million and $4,123 million, respectively, of derivative assets not determined to be subject to enforceable netting arrangements. Refer to notes 2 and 10 for additional information with respect to derivative financial instrument balances recorded in our consolidated statement of condition.
(2) Included in the $17,794 million as of March 31, 2013 was $8,703 million of resale agreements and $9,091 million of securities borrowing. Included in the $11,848 million as of December 31, 2012 was $5,016 million of resale agreements and $6,832 million of securities borrowing. Resale agreements and securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to notes 6 and 7 for additional information with respect to these arrangements.
The following table presents derivative financial instruments and secured financing transactions that are subject to enforceable netting arrangements, but do not meet the applicable offsetting criteria and therefore were not offset in our consolidated statement of condition, as of the dates indicated:

	March 31, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Assets Presented in Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount	Net Amount of Assets Presented in Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives(1)	$322	$—	$—	$322	$433	$—	$—	$433
Resale agreements and securities borrowing(2)	17,794	(202)	—	17,592	11,848	(126)	—	11,722
Total	$18,116	$(202)	$—	$17,914	$12,281	$(126)	$—	$12,155

(1) Excludes the impact of non-cash collateral of $42 million and $105 million as of March 31, 2013 and December 31, 2012, respectively.
(2) Excludes the impact of non-cash collateral. These secured financing transactions are fully collateralized.
The following table presents derivative financial instruments and secured financing transactions that are subject to enforceable netting arrangements and are offset in our consolidated statement of condition in conformity with GAAP, as of the dates indicated:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Liabilities:	March 31, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Statement of Condition	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in Statement of Condition	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives subject to netting arrangements:
Interest-rate contracts	$313	$(12)	$301	$345	$(19)	326
Foreign exchange contracts	4,465	(3,567)	898	4,054	(3,575)	479
Cross-product and cash collateral netting	—	(1,016)	(1,016)	—	(477)	(477)
Total derivatives subject to netting arrangements(1)	$4,778	$(4,595)	$183	$4,399	$(4,071)	$328
Other financial instruments subject to netting arrangements:
Repurchase agreements and securities lending(2)	$18,643	$—	$18,643	$12,992	$—	$12,992
Total liabilities subject to netting arrangements	$23,421	$(4,595)	$18,826	$17,391	$(4,071)	$13,320

(1) In addition to the $183 million and $328 million as of March 31, 2013 and December 31, 2012, respectively, we have $5,187 million and $5,039 million, respectively, of derivative liabilities not determined to be subject to enforceable netting arrangements. Refer to notes 2 and 10 for additional information with respect to derivative financial instrument balances recorded in our consolidated statement of condition.
(2) Included in the $18,643 million as of March 31, 2013 was $11,538 million of repurchase agreements and $7,105 million of securities lending. Included in the $12,992 million as of December 31, 2012 was $8,006 million of repurchase agreements and $4,986 million of securities lending. Repurchase agreements and securities lending were recorded in securities sold under repurchase agreements and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to these arrangements.
The following table presents derivative financial instruments and secured financing transactions subject to enforceable netting arrangements that do not meet the applicable offsetting criteria and therefore were not offset in our consolidated statement of condition, as of the dates indicated:

	March 31, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Financial Instruments	Cash Collateral Provided	Net Amount	Net Amount of Liabilities Presented in Statement of Condition	Financial Instruments	Cash Collateral Provided	Net Amount
Derivatives	$183	$—	$—	$183	$328	$—	$—	$328
Repurchase agreements and securities lending(1)	18,643	(202)	—	18,441	12,992	(126)	—	12,866
Total	$18,826	$(202)	$—	$18,624	$13,320	$(126)	$—	$13,194

(1) Excludes the impact of non-cash collateral. These secured financing transactions are fully collateralized.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Interest revenue:
Deposits with banks	$31	$42
Investment securities:
U.S. Treasury and federal agencies	194	199
State and political subdivisions	51	54
Other investments	341	405
Securities purchased under resale agreements	13	9
Loans and leases	56	55
Other interest-earning assets	1	1
Total interest revenue	687	765
Interest expense:
Deposits	34	53
Short-term borrowings	16	18
Long-term debt	56	66
Other interest-bearing liabilities	5	3
Total interest expense	111	140
Net interest revenue	$576	$625

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Acquisition and Restructuring Costs
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Acquisition costs	$15	$13
Restructuring charges, net	(1)	8
Total acquisition and restructuring costs	$14	$21
Acquisition Costs
Acquisition costs incurred in the three months ended March 31, 2013 totaled $15 million, compared to $13 million in the three months ended March 31, 2012, with the costs in both periods related to previously announced acquisitions.
Restructuring Charges
In the three months ended March 31, 2013, we recorded a net restructuring credit of $1 million, composed of $8 million of restructuring charges related to the continuing implementation of our Business Operations and Information Technology Transformation program, offset by a credit of $9 million related to expense control measures initiated by us in December 2012. In the three months ended March 31, 2012, we recorded $8 million of restructuring charges, composed of $15 million related to the Business Operations and Information Technology Transformation program, partly offset by a $7 million credit related to expense control measures we initiated in December 2011, specifically our withdrawal from our fixed-income trading initiative.
Information with respect to these initiatives (the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures), including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $364 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012 and $8 million in the three months ended March 31, 2013.
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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in 2011, in connection with the expansion of our use of service providers associated with our information technology infrastructure and application maintenance and support, we identified approximately 530 employees to be involuntarily terminated as their roles were eliminated. In 2012 and in the three months ended March 31, 2013, an additional 164 and 148 positions, respectively, were identified for elimination. As of March 31, 2013, in connection with the planned aggregate staff reduction of 2,242 employees described above, 2,065 of such identified employees had been involuntarily terminated, composed of 550 employees in 2010, 782 employees in 2011, 697 employees in 2012 and 36 employees in the three months ended March 31, 2013.
Expense Control Measures
In December 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011, and a net credit of $1 million in 2012, in our consolidated statement of income. We did not record any restructuring charges in the three months ended March 31, 2013 related to these expense control measures.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

 The charges recorded in 2011 included costs related to severance, benefits and outplacement services with respect to both our withdrawal from our fixed-income initiative and the other targeted staff reductions. In connection with the employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of March 31, 2013, 384 employees had been involuntarily terminated, composed of 15 employees in 2011, 363 employees in 2012 and 6 employees in the three months ended March 31, 2013. The charges also included costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative, as well as costs related to asset write-downs and contract terminations.
In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $133 million in 2012. We also recorded a net credit of $9 million in the three months ended March 31, 2013 in our consolidated statement of income. The 2012 charges included employee-related costs for severance, benefits and outplacement services, as well as costs for asset and other write-offs related to contract terminations. In connection with these 2012 expense control measures, we identified 630 employees to be involuntarily terminated as their roles are eliminated. As of March 31, 2013, 453 employees had been involuntarily terminated, composed of 40 employees in 2012 and 413 employees in the three months ended March 31, 2013. The credit recorded in the three months ended March 31, 2013 was related to adjustments to severance and benefits-related charges recorded in 2012.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Asset and Other Write-Offs	Total
Balance as of December 31, 2012	$195	$49	$5	$13	$262
Accruals for Business Operations and Information Technology Transformation program	9	—	(1)	—	8
Adjustments of accruals for 2012 expense control measures	(9)	—	—	—	(9)
Payments and adjustments	(44)	(6)	(4)	(3)	(57)
Balance as of March 31, 2013	$151	$43	$—	$10	$204

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Net income	$464	$427
Less:
Preferred stock dividends	(7)	(7)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(3)
Net income available to common shareholders	$455	$417

Average common shares outstanding (in thousands):
Basic average common shares	454,315	484,942
Effect of dilutive securities: common stock options and common stock awards	8,436	5,512
Diluted average common shares	462,751	490,454
Anti-dilutive securities(2)	2,488	1,470

Earnings per Common Share:
Basic	$1.00	$.86
Diluted	.98	.85
______________________________
(1) Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock awards, contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(2) Represented common stock options and other equity-based awards outstanding, but not included in the computation of diluted average shares because their effect was anti-dilutive.

Note 15.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital allocation methodologies with respect to these lines of business, is provided in note 24 to the consolidated financial statements included in our 2012 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” columns for 2013 and 2012 included net acquisition and restructuring costs. The “Other” column for 2012 also included provisions for litigation exposure. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the three months ended March 31, 2012 reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,175	$1,078	$—	$—	$—	$—	$1,175	$1,078
Management fees	—	—	263	236	—	—	263	236
Trading services	281	280	—	—	—	—	281	280
Securities finance	69	88	9	9	—	—	78	97
Processing fees and other	31	60	29	34	—	—	60	94
Total fee revenue	1,556	1,506	301	279	—	—	1,857	1,785
Net interest revenue	557	605	19	20	—	—	576	625
Gains related to investment securities, net	2	11	—	—	—	—	2	11
Total revenue	2,115	2,122	320	299	—	—	2,435	2,421
Expenses from operations	1,586	1,566	226	233	—	—	1,812	1,799
Acquisition and restructuring costs, net	—	—	—	—	14	21	14	21
Provisions for litigation exposure	—	—	—	—	—	15	—	15
Total expenses	1,586	1,566	226	233	14	36	1,826	1,835
Income before income tax expense	$529	$556	$94	$66	$(14)	$(36)	$609	$586
Pre-tax margin	25%	26%	29%	22%			25%	24%
Average assets (in billions)	$204.4	$184.3	$3.9	$3.9			$208.3	$188.2

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
The following table presents our non-U.S. financial results for the periods indicated. Results for the three months ended March 31, 2012 reflect changes in methodology associated with funds transfer pricing and expense allocation reflected in results for the three months ended March 31, 2013.

	Three Months Ended March 31,
(In millions)	2013	2012
Total fee revenue	$765	$738
Net interest revenue	273	227
Gains (Losses) related to investment securities, net	(3)	3
Total revenue	1,035	968
Expenses	753	766
Income before income taxes	282	202
Income tax expense	69	47
Net income	$213	$155
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	March 31, 2013	December 31, 2012
Interest-bearing deposits with banks	$14,436	$20,665
Investment securities	28,733	28,976
Other assets	8,592	5,929
Total non-U.S. assets	$51,761	$55,570

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
/s/ Ernst & Young LLP
Boston, Massachusetts
May 3, 2013

FORM 10-Q PART I CROSS-REFERENCE INDEX
The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In March 2012, our Board of Directors approved a common stock purchase program authorizing the purchase by us of up to $1.80 billion of our common stock through March 31, 2013. In March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended March 31, 2013. All shares of our common stock purchased in the periods presented were purchased under the March 2012 program. We did not purchase any of our common stock under the March 2013 program in the quarter ended March 31, 2013. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2013	2,991	$52.71	$158	$202
February 1 - February 28, 2013	3,557	56.83	202	—
March 1 - March 31, 2013	—	—	—	2,100	(1)
Total	6,548	$54.95	$360	$2,100	(1)
______________________________
(1) Amount reflects the total dollar value of shares that can be purchased under the March 2013 program.

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 104 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 3, 2013	By:	/s/ EDWARD J. RESCH
Edward J. Resch,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2013	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

	12	Ratios of earnings to fixed charges
	15	Letter regarding unaudited interim financial information
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32	Section 1350 Certifications
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Label Linkbase Document
*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2013 and 2012, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2013 and 2012, (iii) consolidated statement of condition as of March 31, 2013 and December 31, 2012, (iv) consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2013 and 2012, (v) consolidated statement of cash flows for the three months ended March 31, 2013 and 2012, and (vi) condensed notes to consolidated financial statements.