Form 10-Q
period 2013-06-30
STATE STREET CORP
filed 2013-08-06
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 445,972,231.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2013

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of June 30, 2013, we had consolidated total assets of $227.30 billion, consolidated total deposits of $166.52 billion, consolidated total shareholders' equity of $20.08 billion and 29,225 employees. With $25.74 trillion of assets under custody and administration and $2.15 trillion of assets under management as of June 30, 2013, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and in note 16 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012, referred to as our 2012 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, both of which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management’s Discussion and Analysis in our 2012 Form 10-K. We did not change these significant accounting policies during the first six months of 2013.
Certain financial information provided in this Management's Discussion and Analysis is prepared on both a GAAP, or reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of State Street's underlying financial performance and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

trends in addition to financial information prepared and reported in conformity with GAAP. We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding State Street's capital position and is of interest to investors. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Management’s Discussion and Analysis is reconciled to its most directly comparable GAAP-basis measure.

FORWARD-LOOKING STATEMENTS
This Form 10-Q (including statements in this Management's Discussion and Analysis), as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “plan,” “expect,” “intend,” “forecast,” “look,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” "strategy" and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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

•
delays or difficulties in the execution of our previously announced Business Operations and Information Technology Transformation program, which could lead to changes in our estimates of the charges, expenses or savings associated with the planned program and may cause volatility in our earnings;

•	the results of, and costs associated with, governmental investigations, litigation, and similar claims, disputes, or proceedings;

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

•
the ability to complete acquisitions, joint ventures and divestitures, including the ability to obtain related regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

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
In July 2013, Moody's Investors Service announced that it has placed the long-term ratings of State Street and State Street Bank on review for possible downgrade.  Moody's made a similar announcement regarding two other major U.S. trust and custody banks.  Other major independent credit rating agencies did not take similar actions.

OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	% Change	2013	2012	% Change
Total fee revenue	$1,971	$1,778	11%	$3,828	$3,563	7%
Net interest revenue	596	672	(11)	1,172	1,297	(10)
Gains (losses) related to investment securities, net	(7)	(27)		(5)	(16)
Total revenue	2,560	2,423	6	4,995	4,844	3
Provision for loan losses	—	(1)		—	(1)
Total expenses	1,798	1,772	1	3,624	3,607	—
Income before income tax expense	762	652	17	1,371	1,238	11
Income tax expense	183	162		328	321
Net income	$579	$490	18	$1,043	$917	14
Adjustments to net income:
Dividends on preferred stock	(6)	(7)		(13)	(14)
Earnings allocated to participating securities	(2)	(3)		(4)	(6)
Net income available to common shareholders	$571	$480		$1,026	$897
Earnings per common share:
Basic	$1.26	$1.00		$2.26	$1.86
Diluted	1.24	.98	27	2.22	1.83	21
Average common shares outstanding (in thousands):
Basic	452,176	481,404		453,240	483,165
Diluted	461,040	488,518		461,630	489,145
Cash dividends declared per common share	$.26	$.24		$.52	$.48
Return on average common equity	11.3%	10.0%		10.2%	9.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2013 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our results for the second quarter of 2013 to those for the second quarter of 2012 and for the six months ended June 30, 2013 to those for the six months ended June 30, 2012, is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights
In the second quarter of 2013, we purchased approximately 8.5 million shares of our common stock under a purchase program approved by the Board of Directors in March 2013. The program authorizes us to purchase up to $2.10 billion of our common stock through March 31, 2014. We purchased the shares in the second quarter of 2013 at an average cost of $65.73 per share and an aggregate cost of approximately $560 million. We did not purchase any shares under this program in the first quarter of 2013. Refer to Part II Item 2 of this Form 10-Q for additional information with respect to our purchases of our common stock under the March 2013 program.
The March 2013 program followed a $1.80 billion program authorized by the Board in March 2012, which we completed in the first quarter of 2013 with our purchase of 6.5 million shares at an average per-share and aggregate cost of $54.95 and approximately $360 million, respectively.
In the first six months of 2013, under the March 2013 and March 2012 programs, we purchased in the aggregate approximately 15 million shares of our common stock at an average per-share cost of $61.04 and an aggregate cost of approximately $920 million.
In the second quarter of 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $117 million, which was paid in July 2013. In the first six months of 2013, we declared aggregate common stock dividends of $0.52 per share, totaling approximately $235 million, compared to aggregate common stock dividends of $0.48 per share, totaling approximately $233 million, declared in the first six months of 2012.
Additional information about our common stock purchase program and our common stock dividends, as well as our preferred stock dividends, is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis.
In May 2013, we issued an aggregate of $1.50 billion of long-term debt, composed of $500 million of 1.35% senior notes due May 15, 2018 and $1.0 billion of 3.1% subordinated notes due May 15, 2023. The 3.1% subordinated notes qualify for inclusion in tier 2 regulatory capital under currently applicable federal regulatory capital guidelines. Additional information about this debt issuance is provided in note 7 to the consolidated financial statements included in this Form 10-Q.
With respect to our Business Operations and Information Technology Transformation program, in 2011 and 2012 combined, we achieved approximately $198 million of total pre-tax expense savings compared to our 2010 expenses from operations, all else being equal. In 2013, we expect to achieve additional pre-tax expense savings of approximately $220 million compared to our 2010 expense base, all else being equal. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. Additional information about our Business Operations and Information Technology Transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.

Financial Results
Total revenue in the second quarter of 2013 increased 6% compared to the second quarter of 2012, as a combined 11% increase in aggregate servicing fee and management fee revenue and a 16% increase in trading services revenue were partly offset by declines in securities finance revenue and net interest revenue of 8% and 11%, respectively.
Servicing fee revenue in the second quarter of 2013 increased 11% compared to the second quarter of 2012, mainly the result of stronger global equity markets, the impact of net new business installed and the addition of revenue from the Goldman Sachs Administration Services, or GSAS, business, acquired in October 2012. Servicing fees generated outside the U.S. in the second quarter of 2013 and the second quarter of 2012 were approximately 41% and 42%, respectively, of total servicing fees for those periods. Management fee revenue increased 13% in the same comparison, primarily the result of stronger equity markets and the impact of net new business. Management fees generated outside the U.S. in the second quarter of 2013 and the second quarter of 2012 were approximately 35% and 36%, respectively, of total management fees for those periods.
In the second quarter of 2013, trading services revenue increased 16% compared to the second quarter of 2012. In the same comparison, foreign exchange trading revenue was up 33%, the result of increases in client volumes and currency volatility. Our estimated indirect foreign exchange revenue increased 29%, and our direct sales and trading foreign exchange revenue increased 37%, from the prior-year quarter, with both increases mainly the result of higher client volumes and currency

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

volatility. With respect to brokerage and other trading services revenue, our revenue from electronic foreign exchange trading platforms increased 22%, primarily the result of a 42% increase in client volumes. Securities finance revenue in the second quarter of 2013 declined 8% compared to the second quarter of 2012, as a result of lower spreads and slightly lower average lending volumes.
Net interest revenue in the second quarter of 2013 declined 11% compared to the second quarter of 2012, generally the result of lower yields on earning assets related to lower global interest rates and repricing on floating-rate investment securities, partly offset by lower funding costs. The decrease in net interest revenue also reflected the reinvestment of higher levels of pay-downs on existing investment securities in lower-yielding investment securities. Net interest revenue in the second quarter of 2013 and the second quarter of 2012 included $47 million and $74 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the 2009 consolidation of the asset-backed commercial paper conduits.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 30 basis points to 1.42% in the second quarter of 2013 from 1.72% in the second quarter of 2012. Continued elevated levels of client deposits, amid continued market uncertainty, increased our average interest-earning assets, but negatively affected our net interest margin, as we generally placed a portion of these deposits with central banks and earned the relatively low interest rates paid by the central banks on these balances over the period. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.
Total expenses in the second quarter of 2013 were essentially flat compared to the second quarter of 2012. Compensation and employee benefits expenses declined, primarily due to the impact of savings associated with the execution of our Business Operations and Information Technology Transformation program, partly offset by expenses associated with new business and acquisitions. The decline in compensation and benefits was offset by increases in information systems and communications expenses, primarily from the transition of certain functions to third-party service providers in connection with the execution of our Business Operations and Information Technology Transformation program, as well as costs to support new business; and higher transaction processing services expenses, reflective of higher equity market values and higher transaction volumes in the asset servicing business. Additional information with respect to our expenses is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In the second quarter of 2013, we secured mandates for approximately $201 billion of new business in assets to be serviced; of the total, $128 billion was installed prior to June 30, 2013, with the remaining $73 billion expected to be installed in the remainder of 2013 and later periods. In the second quarter of 2013, we also installed approximately $96 billion of new business in assets to be serviced that was awarded to us in periods prior to the second quarter of 2013. The new business not installed by June 30, 2013 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in the second quarter of 2013, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.
We will provide one or more of various services for these new assets to be serviced, including accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency, and wealth management services.
In the second quarter of 2013, SSgA added approximately $11 billion in net new business in assets under management. This net new business excludes approximately $12 billion of outflows from the SPDR® Gold Exchange-Traded Fund, or ETF. Including these outflows, SSgA had approximately $1 billion of net lost business in assets under management for the quarter. The components of the $11 billion of net new business were approximately $7 billion of net inflows into ETFs, $4 billion of net inflows into active and enhanced equity funds, and $3 billion of net inflows into managed cash, partly offset by $3 billion of net outflows from fixed-income funds. With respect to the SPDR® Gold ETF, we earn distribution fees, rather than management fees, which are recorded in brokerage and other trading services revenue and not in management fee revenue.
An additional $12 billion of new business awarded to SSgA but not installed by June 30, 2013 was not included in our assets under management as of that date, and had no impact on our management fee revenue for the second quarter of 2013, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months of 2013 compared to the same periods in 2012, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

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

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Fee revenue:
Servicing fees	$1,201	$1,086	11%	$2,376	$2,164	10%
Management fees	277	246	13	540	482	12
Trading services:
Foreign exchange trading	171	129	33	317	278	14
Brokerage and other trading services	125	126	(1)	260	257	1
Total trading services	296	255	16	577	535	8
Securities finance	131	143	(8)	209	240	(13)
Processing fees and other	66	48	38	126	142	(11)
Total fee revenue	1,971	1,778	11	3,828	3,563	7
Net interest revenue:
Interest revenue	700	786	(11)	1,387	1,551	(11)
Interest expense	104	114	(9)	215	254	(15)
Net interest revenue	596	672	(11)	1,172	1,297	(10)
Gains (losses) related to investment securities, net	(7)	(27)		(5)	(16)
Total revenue	$2,560	$2,423	6	$4,995	$4,844	3
Fee Revenue
Servicing and management fees collectively composed approximately 75% and 76% of our total fee revenue for the second quarter and first six months of 2013, respectively, compared to 75% and 74%, respectively, for the corresponding periods in 2012. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, securities positions held and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents selected average quarter and year-to-date equity market indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented in the table below.
Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue, respectively. Quarter-end indices affect the value of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,609	1,350	19%	1,612	1,357	19%	1,606	1,362	18%
NASDAQ®	3,368	2,926	15	3,396	2,936	16	3,403	2,935	16
MSCI EAFE®	1,707	1,427	20	1,698	1,424	19	1,639	1,423	15
	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,563	1,349	16%	1,569	1,359	15%
NASDAQ®	3,275	2,917	12	3,293	2,947	12
MSCI EAFE®	1,687	1,471	15	1,687	1,480	14
Servicing Fees
Servicing fees increased 11% and 10% for the second quarter and first six months of 2013, respectively, compared to the same periods in 2012, primarily as a result of stronger global equity markets, the impact of net new business installed on current-period revenue, and the addition of revenue from the GSAS business, acquired in October 2012. The combined daily averages of equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 17% in the second quarter of 2013 compared to the second quarter of 2012. For both the second quarter and first six months of 2013, servicing fees generated outside the U.S. were approximately 41% of total servicing fees, compared to approximately 42% for both the second quarter and first six months of 2012.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of the dates indicated:

ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2013	December 31, 2012	June 30, 2012
Mutual funds	$6,278	$5,852	$5,572
Collective funds	5,826	5,363	4,597
Pension products	5,447	5,339	4,955
Insurance and other products	8,191	7,817	7,299
Total	$25,742	$24,371	$22,423

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2013	December 31, 2012	June 30, 2012
Equities	$13,407	$12,276	$11,242
Fixed-income	9,046	8,885	8,403
Short-term and other investments	3,289	3,210	2,778
Total	$25,742	$24,371	$22,423

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	June 30, 2013	December 31, 2012	June 30, 2012
United States	$18,622	$17,711	$16,335
Other Americas	768	752	643
Europe/Middle East/Africa	5,245	4,801	4,445
Asia/Pacific	1,107	1,107	1,000
Total	$25,742	$24,371	$22,423

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total assets under custody and administration from December 31, 2012 to June 30, 2013 primarily resulted from increases in global equity market valuations and net client subscriptions. The increase in total assets under custody and administration from June 30, 2012 to June 30, 2013 primarily resulted from increases in global equity market valuations, net client subscriptions and net new business installations. Asset levels as of June 30, 2013 did not reflect the $73 billion of new business in assets to be serviced that was awarded to us in the second quarter of 2013 but not installed prior to June 30, 2013. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees increased 13% and 12% during the second quarter and first six months of 2013, respectively, compared to the same periods in 2012, primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Combined average month-end equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 17% in the second quarter of 2013 compared to the second quarter of 2012, and increased approximately 13% in the year-to-date comparison. For the second quarter and first six months of 2013, management fees generated outside the U.S. were approximately 35% and 36%, respectively, of total management fees compared to 36% and 37%, respectively, for the same periods in 2012.
The following tables present the components and geographic mix of assets under management as of the dates indicated:
ASSETS UNDER MANAGEMENT

(In billions)	June 30, 2013	December 31, 2012	June 30, 2012
Passive:
Equities	$816	$755	$690
Fixed-income	273	293	223
Exchange-traded funds(1)	337	337	305
Other(2)	227	215	194
Total passive	1,653	1,600	1,412
Active:
Equities	44	46	45
Fixed-income	17	17	18
Other	47	53	51
Total active	108	116	114
Cash	385	370	382
Total	$2,146	$2,086	$1,908

(1) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
(2) Includes currency, alternatives, assets passed to sub-advisors and multi-asset class solutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	June 30, 2013	December 31, 2012	June 30, 2012
United States	$1,481	$1,410	$1,340
Other Americas	23	21	19
Europe/Middle East/Africa	354	353	320
Asia/Pacific	288	302	229
Total	$2,146	$2,086	$1,908

(1) Geographic mix is based on the location at which the assets are managed.
The increase in total assets under management as of June 30, 2013 compared to December 31, 2012 resulted from net market appreciation during the first half of 2013 in the values of the assets managed, as well as net new business of $4 billion. The net new business of $4 billion was generally composed of approximately $18 billion of net inflows into managed cash and approximately $5 billion of net inflows into equity funds, partly offset by approximately $11 billion of net outflows from ETFs and approximately $8 billion of net outflows from fixed-income funds.
The following table presents activity in assets under management for the twelve months ended June 30, 2013:
ASSETS UNDER MANAGEMENT

(In billions)
June 30, 2012	$1,908
Net new business	77
Market appreciation	101
December 31, 2012	2,086
Net new business	4
Market appreciation	56
June 30, 2013	$2,146
The net new business of $4 billion in the first six months of 2013 presented in the table did not include $12 billion of new asset management business awarded to SSgA in the second quarter of 2013 but not installed prior to June 30, 2013. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Trading Services
The following table summarizes the components of trading services revenue for the periods indicated:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Foreign exchange trading:
Direct sales and trading	$86	$63	37%	$167	$136	23%
Indirect foreign exchange trading	85	66	29	150	142	6
Total foreign exchange trading	171	129	33	317	278	14
Brokerage and other trading services:
Electronic foreign exchange trading	66	54	22	130	109	19
Other trading, transition management and brokerage	59	72	(18)	130	148	(12)
Total brokerage and other trading services	125	126	(1)	260	257	1
Total trading services revenue	$296	$255	16	$577	$535	8
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
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management and commission recapture. These products are differentiated by our position as an agent of the institutional investor. Revenue earned from these brokerage and other trading products is recorded in other trading, transition management and brokerage within brokerage and other trading services revenue.
FX trading revenue is influenced by three principal factors: the volume and type of client FX transactions; currency volatility; and the management of market risk associated with currencies and interest rates. Revenue earned from direct sales and trading FX and indirect FX is recorded in FX trading revenue. Revenue earned from electronic FX trading is recorded in brokerage and other trading services revenue.
The changes in trading services revenue in the second quarter and first six months of 2013 compared to the same periods in 2012, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue increased 33% and 14% in the second quarter and first six months of 2013 compared to the same periods in 2012, primarily the result of higher client volumes and higher currency volatility. We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading FX.” Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX.” We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes. Our clients can transition to either direct sales and trading FX execution, including our “Street FX” service that enables our clients to define their FX execution strategy and automate the FX trade execution process, in which State Street continues to act as a principal market maker, or to one of our electronic trading platforms.
For the second quarter and first six months of 2013, our estimated indirect FX revenue was approximately $85 million and $150 million, respectively, compared to $66 million and $142 million, respectively, for the same periods in 2012. The 29% and 6% increases, respectively, were mainly the result of higher client volumes and higher currency volatility. All other FX trading revenue, other than this indirect FX revenue estimate, is considered by us to be direct sales and trading FX revenue. For the second quarter and first six months of 2013 compared to the same periods in 2012, our direct sales and trading FX revenue increased 37% and 23%, respectively, mainly the result of higher client volumes and higher currency volatility.
Total brokerage and other trading services revenue declined 1% in the second quarter of 2013 compared to the second quarter of 2012.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. Revenue from such electronic FX trading increased 22% in the second quarter of 2013 compared to the second quarter of 2012 and increased 19% in the six-month comparison, with both increases driven primarily by significantly higher client volumes. Other trading, transition management and brokerage revenue declined 18% and 12% in the quarterly and year-to-date comparisons, respectively. The decline in the quarterly comparison was mainly the result of a decrease in distribution fees associated with the SPDR® Gold ETF. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue. The decline in the year-to-date comparison was mainly the result of a decrease in transition management revenue.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split. In the second quarter and first six months of 2013, securities finance revenue declined 8% and 13%, respectively, compared to the same periods in 2012, mainly due to lower spreads and slightly lower average lending volumes. Average spreads declined 13% and 14% in the second quarter and first six months of 2013, respectively, compared to the same periods in 2012. Securities on loan averaged approximately $330 billion and $322 billion for the second quarter and first six months of 2013, respectively, compared to approximately $337 billion and $334 billion, respectively, for the same periods in 2012, a 2% and 4% decline, respectively.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue increased 38% in the second quarter of 2013 compared to the second quarter of 2012, and declined 11% in the year-to-date comparison. The increase in the quarterly comparison resulted from a $20 million gain in the second quarter of 2013 from the sale of an investment by one of our joint ventures. In the year-to-date comparison, the decline was mainly due to the impact of positive fair-value adjustments recorded in 2012 related to our withdrawal from our fixed-income trading initiative and hedge ineffectiveness recorded in 2013, partly offset by the above-described gain from the sale of an investment by one of our joint ventures.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended June 30,
	2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$28,244	$31.44%		$25,205	$35.55%
Securities purchased under resale agreements	5,852	12.79		7,944	13.64
Trading account assets	638	—	—	648	—	—
Investment securities	118,522	609	2.06	112,670	697	2.48
Loans and leases	14,003	79	2.29	11,304	71	2.50
Other interest-earning assets	11,016	2.04		6,677	1.04
Average total interest-earning assets	$178,275	$733	1.64	$164,448	$817	2.00
Interest-bearing deposits:
U.S.	$7,969	$3.13%		$7,448	$4.27%
Non-U.S.	102,127	24.09		88,048	33.15
Securities sold under repurchase agreements	8,469	—	—	8,288	1.01
Federal funds purchased	300	—	—	976	—	—
Other short-term borrowings	3,641	15	1.63	4,737	18	1.49
Long-term debt	8,200	54	2.65	6,939	54	3.14
Other interest-bearing liabilities	6,273	8.52		4,851	4.33
Average total interest-bearing liabilities	$136,979	$104.30		$121,287	$114.38
Interest-rate spread			1.34%			1.62%
Net interest revenue—fully taxable-equivalent basis		$629			$703
Net interest margin—fully taxable-equivalent basis			1.42%			1.72%
Tax-equivalent adjustment		(33)			(31)
Net interest revenue—GAAP basis		$596			$672

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$29,408	$62.42%		$25,383	$77.61%
Securities purchased under resale agreements	5,751	25.87		7,715	22.58
Trading account assets	682	—	—	683	—	—
Investment securities	119,059	1,227	2.06	111,205	1,386	2.49
Loans and leases	13,374	135	2.04	11,033	126	2.30
Other interest-earning assets	10,025	3.05		6,807	2.04
Average total interest-earning assets	$178,299	$1,452	1.64	$162,826	$1,613	1.99
Interest-bearing deposits:
U.S.	$10,669	$9.17%		$4,952	$7.30%
Non-U.S.	100,930	52.10		87,538	83.19
Securities sold under repurchase agreements	8,156	—	—	7,864	1.01
Federal funds purchased	331	—	—	892	—	—
Other short-term borrowings	4,138	31	1.51	4,705	36	1.51
Long-term debt	7,802	110	2.83	7,540	120	3.19
Other interest-bearing liabilities	6,384	13.41		5,853	7.25
Average total interest-bearing liabilities	$138,410	$215.31		$119,344	$254.43
Interest-rate spread			1.33%			1.56%
Net interest revenue—fully taxable-equivalent basis		$1,237			$1,359
Net interest margin—fully taxable-equivalent basis			1.40%			1.68%
Tax-equivalent adjustment		(65)			(62)
Net interest revenue—GAAP basis		$1,172			$1,297
For the first six months of 2013 compared to the first six months of 2012, average total interest-earning assets increased, mainly the result of the investment of elevated levels of client deposits in interest-bearing deposits with banks, as well as purchases of investment securities. During the past year, our clients have continued to place additional deposits with us, as low global interest rates have made deposits attractive relative to other investment options. Those client deposits determined to be transient in nature are placed with various central banks globally, whereas deposits determined to be more stable have been invested in our securities portfolio or elsewhere to support growth in other client-related activities.
Average loans and leases were higher in the same comparison, due to growth in short-duration advances to our mutual fund clients. Higher levels of cash collateral provided in connection with our role as principal in certain securities finance activities drove other interest-earning assets higher. While these activities support our overall profitability, they put downward pressure on our net interest margin.
Net interest revenue decreased 11% for the second quarter of 2013 compared to the second quarter of 2012 and decreased 10% for the first six months of 2013 compared to the first six months of 2012. The decreases were primarily driven by the impact of lower global interest rates, which negatively affected the rates paid on funds held with non-U.S. central banks, as well as repricing on floating-rate investment securities. The decreases also reflected the reinvestment of higher levels of pay-downs on existing investment securities in lower-yielding investment securities. The decreases in net interest revenue were partly offset by the impact of growth in the investment portfolio, lower funding costs, and the investment of continued elevated levels of client deposits with the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks.
Subsequent to the previously disclosed 2009 commercial paper conduit consolidation, we have recorded aggregate discount accretion in interest revenue of $1.85 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012 and $78 million in the first six months of 2013). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2013 to generate aggregate discount accretion in future periods of approximately $620 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the ECB and other non-U.S. central banks to satisfy reserve requirements, averaged $28.24 billion for the second quarter of 2013, compared to $25.21 billion for the second quarter of 2012. For the first six months of 2013, such deposits averaged $29.41 billion, compared to $25.38 billion for the first six months of 2012. Both comparisons reflected the impact of the placement of elevated levels of client deposits. Given the uncertainty of client deposit behavior relative to the expiration of the Federal Deposit Insurance Corporation's, or FDIC's, Transaction Account Guarantee, or TAG, program, we expect to continue to invest client deposits in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Our average investment securities portfolio increased to $118.52 billion for the second quarter of 2013 from $112.67 billion for the second quarter of 2012, and in the year-to-date comparison increased to $119.06 billion from $111.21 billion. The increases were generally the result of ongoing purchases of securities, partly offset by maturities, sales and prepayments. Period-end portfolio balances are more significantly influenced by the timing of purchases, sales and runoff; as a result, average portfolio balances are a more effective indication of trends in portfolio activity. As of June 30, 2013, securities rated “AAA” and “AA” represented approximately 88% of our investment portfolio, consistent with the composition of our portfolio as of June 30, 2012.
Loans and leases averaged $14.00 billion for the second quarter of 2013 compared to $11.30 billion for the second quarter of 2012, and $13.37 billion for the first six months of 2013, up from $11.03 billion in the 2012 period. The increases were mainly related to mutual fund lending, which averaged $8.64 billion for the second quarter of 2013 compared to $6.76 billion for the second quarter of 2012, specifically short-duration advances. Client demand for short-duration liquidity increased to approximately 30% of our average loan-and-lease portfolio for the second quarter of 2013 from 29% for the second quarter of 2012. Short-duration advances provide liquidity to clients in support of their investment activities related to securities settlement.
The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Average U.S. short-duration advances	$2,652	$1,830	$2,372	$1,816
Average non-U.S. short-duration advances	1,587	1,499	1,494	1,383
Average total short-duration advances	$4,239	$3,329	$3,866	$3,199
The increases in average short-duration advances for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 were mainly the result of certain clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $11.02 billion for the second quarter of 2013 from $6.68 billion for the second quarter of 2012, and to $10.03 billion from $6.81 billion in the year-to-date comparison. These increases were primarily the result of higher levels of cash collateral provided in connection with our participation in principal securities finance transactions.
Aggregate average interest-bearing deposits increased to $110.10 billion for the second quarter of 2013 from $95.50 billion for the second quarter of 2012, and increased to $111.60 billion from $92.49 billion in the year-to-date comparison. These increases mainly reflected higher levels of interest-bearing demand deposit accounts, as low interest rates worldwide made deposits attractive to our clients relative to other investment options. In addition, non-U.S. transaction accounts associated with new and existing business in assets under custody and administration continued to grow, although there has been a modest decline in non-interest bearing deposits as a result of the expiration of the FDIC's TAG program effective December 31, 2012. Future deposit levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Average long-term debt increased to $8.20 billion for the second quarter of 2013 from $6.94 billion for the second quarter of 2012, and to $7.80 billion from $7.54 billion in the year-to-date comparison. The increases primarily reflected the issuance of $1 billion of extendible notes by State Street Bank in December 2012 and $1.5 billion of senior and subordinated debt issued by us in May 2013. These increases were partly offset by maturities of $1.75 billion of senior debt in the second quarter of 2012.
 Average other interest-bearing liabilities increased to $6.27 billion for the second quarter of 2013 from $4.85 billion for the second quarter of 2012 and to $6.38 billion from $5.85 billion in the year-to-date comparison, primarily the result of higher levels of cash collateral received from clients in connection with our participation in principal securities finance transactions.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; and the yields earned on securities purchased compared to the yields earned on securities sold or matured.
Based on market conditions and other factors, we continue to re-invest the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to re-invest and the types of investment securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of global interest rates to dictate what effect our re-investment program will have on future levels of our net interest revenue and net interest margin.
Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net realized gains (losses) from sales of available-for-sale securities	$—	$(14)	$5	$5
Losses from other-than-temporary impairment	—	(21)	—	(46)
Losses reclassified (from) to other comprehensive income	(7)	8	(10)	25
Net impairment losses recognized in consolidated statement of income	(7)	(13)	(10)	(21)
Gains (losses) related to investment securities, net	$(7)	$(27)	$(5)	$(16)
Impairment associated with expected credit losses	$—	$(9)	$—	$(13)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	(6)	—	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(4)	(4)	(8)
Net impairment losses recognized in consolidated statement of income	$(7)	$(13)	$(10)	$(21)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities, to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first six months of 2013, we sold approximately $4.82 billion of such investment securities and recorded net realized gains of $5 million. In the first six months of 2012, we sold approximately $2.45 billion of such investment securities and recorded net realized gains of $5 million.
The net realized gains recorded in the first six months of 2012 included a loss of $46 million from the sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million, in the second quarter of 2012. These securities, which were previously classified as held to maturity, were sold as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
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
EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Compensation and employee benefits	$917	$942	(3)%	$1,952	$2,006	(3)%
Information systems and communications	235	208	13	472	399	18
Transaction processing services	186	172	8	366	353	4
Occupancy	114	115	(1)	230	234	(2)
Acquisition costs	19	15		34	28
Restructuring charges, net	11	22		10	30
Other:
Professional services	103	96	7	182	177	3
Amortization of other intangible assets	54	48	13	107	99	8
Securities processing costs	5	25		10	24
Regulator fees and assessments	17	14		32	29
Other	137	115	19	229	228	—
Total other	316	298	6	560	557	1
Total expenses	$1,798	$1,772	1	$3,624	$3,607	—
Number of employees at period-end	29,225	29,665
Expenses
Total expenses for the second quarter and first six months of 2013 were relatively flat compared to the same periods in 2012. Compensation and employee benefits expenses declined 3% in both comparisons, primarily as a result of lower staffing levels and the related impact of savings associated with the execution of our Business Operations and Information Technology Transformation program, partly offset by expenses associated with new business and acquisitions. Compensation and employee benefits expenses in the second quarter and first six months of 2013 included approximately $19 million and $42 million, respectively, of costs related to our continuing implementation of the Business Operations and Information Technology Transformation program, compared to approximately $21 million and $40 million, respectively, for the same periods in 2012. These costs are not expected to recur subsequent to full implementation of the program.
The increases in information systems and communications expenses in the second quarter and first six months of 2013 compared to the same periods in 2012 were primarily the result of the transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
The increases in transaction processing services expenses in the second quarter and first six months of 2013 compared to the same periods in 2012 reflected higher equity market values and higher transaction volumes in the asset servicing business.
The increase in other expenses in the second quarter of 2013 compared to the second quarter of 2012 was mainly the result of higher professional services fees, amortization of other intangible assets associated with the GSAS acquisition, which was completed in October 2012, and a higher level of charitable contributions, partly offset by a decline in securities processing costs.
Acquisition Costs
For the second quarter and first six months of 2013, we incurred acquisition costs related to previously disclosed acquisitions of $19 million and $34 million, respectively, compared to $15 million and $28 million, respectively, for the same periods in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2011 and 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the following sections.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs.
With respect to our business operations, we are standardizing certain core business processes, primarily through our execution of the State Street Lean methodology, and driving automation of these business processes. We are currently creating a new technology platform, including transferring certain core software applications to a private cloud, and have expanded our use of third-party service providers associated with components of our information technology infrastructure and application maintenance and support. We expect the transfer of core software applications to a private cloud to occur primarily in 2013 and 2014.
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $364 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
First six months of 2013	5	4	(1)	8
Total	$222	$82	$60	$364
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued implementation of the business operations transformation component of the program, we have identified 1,187 additional involuntary terminations and role eliminations, including 212 in the first six months of 2013. As of June 30, 2013, we have eliminated 1,115 of these positions.
In connection with the continuing implementation of the program, we achieved approximately $86 million of pre-tax expense savings in 2011, and additional pre-tax expense savings of approximately $112 million in 2012, compared to our 2010 total expenses from operations. As of December 31, 2012, we have achieved total pre-tax expense savings of approximately $198 million since the program's inception in 2010. Additional pre-tax expense savings to be achieved in 2013 are forecasted to be approximately $220 million.
Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, all else being equal, with the full effect to be realized in 2015. We expect the business operations transformation component of the program to result in approximately $450 million of these savings, with the majority of these savings expected to be achieved by the end of 2013. In addition, we expect the information technology transformation component of the program to result in approximately $150 million of savings.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2011 Expense Control Measures
In the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges and credits of $119 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
2012	3	(9)	5	(1)
Total	$65	$29	$25	$119
Employee-related costs included severance, benefits and outplacement services. We identified 442 employees to be involuntarily terminated as their roles were eliminated. As of June 30, 2013, we had substantially completed these reductions.
Costs for the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, in 2012, we wound down that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to asset write-downs and contract terminations.
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $135 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
First six months of 2013(1)	(1)	3	2
Total	$128	$7	$135

(1) Total charge included $11 million in the second quarter of 2013.
Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of June 30, 2013, 638 positions had been eliminated through voluntary and involuntary terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51				$156
Payments	(15)	(4)				(19)
Balance as of December 31, 2010	90	47				137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	$41			133
Accruals for 2011 expense control measures	62	—	—	$38	$20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	5	4	(1)	—	—	8
Additional accruals for 2012 expense control measures	(1)	—	—	—	3	2
Payments and adjustments	(83)	(10)	(4)	—	(6)	(103)
Balance as of June 30, 2013	$116	$43	$—	$—	$10	$169
INCOME TAX EXPENSE
Income tax expense was $183 million in the second quarter of 2013 compared to $162 million in the second quarter of 2012. In the first six months of 2013 and 2012, income tax expense was $328 million and $321 million, respectively. Our effective tax rate for the first six months of 2013 was 23.9%, compared to 26.0% for the first six months of 2012, with the decline primarily associated with the geographic mix of earnings and an increase in renewable energy investments in 2013.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 16 to the consolidated financial statements included in this Form 10-Q.
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2013 included net acquisition and restructuring costs and certain provisions for litigation exposure. The "Other" column for 2012 included the net realized loss from the sale of all of our Greek investment securities, net acquisition and restructuring costs, and certain provisions for litigation exposure. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,201	$1,086	$—	$—	$—	$—	$1,201	$1,086
Management fees	—	—	277	246	—	—	277	246
Trading services	279	232	17	23	—	—	296	255
Securities finance	117	127	14	16	—	—	131	143
Processing fees and other	66	60	—	(12)	—	—	66	48
Total fee revenue	1,663	1,505	308	273	—	—	1,971	1,778
Net interest revenue	571	653	25	19	—	—	596	672
Gains (losses) related to investment securities, net	(7)	19	—	—	—	(46)	(7)	(27)
Total revenue	2,227	2,177	333	292	—	(46)	2,560	2,423
Provision for loan losses	—	(1)	—	—	—	—	—	(1)
Total expenses	1,546	1,512	207	216	45	44	1,798	1,772
Income before income tax expense	$681	$666	$126	$76	$(45)	$(90)	$762	$652
Pre-tax margin	31%	31%	38%	26%			30%	27%
Average assets (in billions)	$203.6	$185.2	$4.1	$3.9			$207.7	$189.1

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$2,376	$2,164	$—	$—	$—	$—	$2,376	$2,164
Management fees	—	—	540	482	—	—	540	482
Trading services	536	487	41	48	—	—	577	535
Securities finance	186	215	23	25	—	—	209	240
Processing fees and other	121	145	5	(3)	—	—	126	142
Total fee revenue	3,219	3,011	609	552	—	—	3,828	3,563
Net interest revenue	1,128	1,258	44	39	—	—	1,172	1,297
Gains (losses) related to investment securities, net	(5)	30	—	—	—	(46)	(5)	(16)
Total revenue	4,342	4,299	653	591	—	(46)	4,995	4,844
Provision for loan losses	—	(1)	—	—	—	—	—	(1)
Total expenses	3,132	3,078	433	449	59	80	3,624	3,607
Income before income tax expense	$1,210	$1,222	$220	$142	$(59)	$(126)	$1,371	$1,238
Pre-tax margin	28%	28%	34%	24%			27%	26%
Average assets (in billions)	$204.0	$184.7	$4.0	$3.9			$208.0	$188.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Servicing
Total revenue in the second quarter of 2013 for our Investment Servicing line of business, as presented in the preceding tables, increased 2% compared to the second quarter of 2012 and increased 1% in the six-month comparison. Total fee revenue increased 11% and 7%, respectively, in the same comparisons. The increase in total fee revenue in the quarterly comparison generally resulted from increases in servicing fees and trading services revenue. The six-month comparison reflected similar increases, partly offset by declines in securities finance revenue and processing fees and other revenue.
Servicing fees in the second quarter and first six months of 2013 increased 11% and 10%, respectively, compared to the same periods in 2012. The increases primarily resulted from stronger global equity markets and the impact of net new business installed on current-period revenue, as well as the addition of revenue from the October 2012 GSAS acquisition.
Trading services revenue in the second quarter of 2013 increased 20%, and increased 10% in the first six months of 2013, compared to the same periods in 2012, mainly due to higher foreign exchange trading revenue associated with increased client volumes and currency volatilities. Securities finance revenue decreased in both the second-quarter and six-month comparisons, primarily as a result of lower spreads and slightly lower lending volumes.
Processing fees and other revenue in the second quarter of 2013 increased 10%, and decreased 17% in the first six months of 2013, compared to the same periods in 2012. The increase in the quarterly comparison was mainly due to a $20 million gain in the second quarter of 2013 from the sale of an investment by one of our joint ventures. The decrease in the six-month comparison was mainly due to positive fair-value adjustments recorded in 2012 related to our withdrawal from our fixed-income trading initiative.
Servicing fees and net gains (losses) related to investment securities for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue, securities finance revenue and processing fees and other revenue is provided under “Trading Services,” “Securities Finance” and “Processing Fees and Other” in “Total Revenue.”
Net interest revenue in both the second quarter and first six months of 2013 decreased 13% and 10%, respectively, compared to the same periods in 2012. The decreases were primarily driven by the impacts of lower global interest rates, which negatively affected the rates paid on funds held with the Federal Reserve and non-U.S. central banks, and repricing on floating-rate investment securities. The decreases also reflected the reinvestment of higher levels of pay-downs on existing investment securities in lower-yielding investment securities. The decreases in net interest revenue were partly offset by the impacts of growth in the investment portfolio, lower funding costs, and the investment of continued elevated levels of client deposits with the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks.
Total expenses in both the second quarter and first six months of 2013 increased 2% compared to the same periods in 2012. Compensation and employee benefits expenses declined 3% in both comparisons, primarily as a result of lower staffing levels and the related impact of savings associated with the execution of our Business Operations and Information Technology Transformation program, partly offset by expenses associated with new business and acquisitions. Information systems and communications expenses increased, primarily the result of the transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Increases in transaction processing services expenses in the second quarter and first six months of 2013 compared to the same periods in 2012 reflected higher equity market values and higher transaction volumes in the asset servicing business. Other expenses increased in the second quarter of 2013 compared to the second quarter of 2012, mainly the result of higher professional services fees, amortization of other intangible assets associated with the GSAS acquisition, which was completed in October 2012, and a higher level of charitable contributions, partly offset by a decline in securities processing costs.
Investment Management
Total revenue in the second quarter of 2013 for our Investment Management line of business, as presented in the preceding tables, increased 14% compared to the second quarter of 2012 and increased 11% in the six-month comparison. Total fee revenue increased 13% and 10%, respectively, in the same comparisons, generally reflective of increases in management fees.
Management fees in the second quarter of 2013 increased 13%, and 12% in the first six months of 2013, compared to the same periods in 2012. The increases primarily resulted from stronger equity market valuations and the impact of net new business installed on current-period revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading services revenue in the second quarter of 2013 decreased 26% compared to the second quarter of 2012 and 15% in the six-month comparison, the result of a decrease in distribution fees associated with the SPDR® Gold ETF.
Processing fees and other revenue in the second quarter and first six months of 2013 increased compared to the second quarter and first six months of 2012, mainly the result of impairment adjustments recorded in the second quarter of 2012 related to certain joint ventures.
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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the six months ended June 30, 2013 and 2012. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Average Balance Six Months Ended June 30, 2013	Average Balance Six Months Ended June 30, 2012
Assets:
Interest-bearing deposits with banks	$29,408	$25,383
Securities purchased under resale agreements	5,751	7,715
Trading account assets	682	683
Investment securities	119,059	111,205
Loans and leases	13,374	11,033
Other interest-earning assets	10,025	6,807
Total interest-earning assets	178,299	162,826
Cash and due from banks	3,897	2,738
Other noninterest-earning assets	25,782	23,073
Total assets	$207,978	$188,637
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$10,669	$4,952
Non-U.S.	100,930	87,538
Total interest-bearing deposits	111,599	92,490
Securities sold under repurchase agreements	8,156	7,864
Federal funds purchased	331	892
Other short-term borrowings	4,138	4,705
Long-term debt	7,802	7,540
Other interest-bearing liabilities	6,384	5,853
Total interest-bearing liabilities	138,410	119,344
Noninterest-bearing deposits	34,421	36,536
Other noninterest-bearing liabilities	14,281	12,897
Preferred shareholders’ equity	489	500
Common shareholders’ equity	20,377	19,360
Total liabilities and shareholders’ equity	$207,978	$188,637

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$777	$841
Mortgage-backed securities	26,462	32,212
Asset-backed securities:
Student loans(1)	15,140	16,421
Credit cards	9,134	9,986
Sub-prime	1,325	1,399
Other	4,394	4,677
Total asset-backed securities	29,993	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,391	11,405
Asset-backed securities	5,467	6,218
Government securities	3,430	3,199
Other	4,308	4,306
Total non-U.S. debt securities	23,596	25,128
State and political subdivisions	8,119	7,551
Collateralized mortgage obligations	4,976	4,954
Other U.S. debt securities	5,065	5,298
U.S. equity securities	43	31
Non-U.S. equity securities	1	1
Money-market mutual funds	1,148	1,183
Total	$100,180	$109,682
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$5,000
Mortgage-backed securities	114	153
Asset-backed securities:
Student loans(1)	1,294	—
Credit cards	68	—
Other	889	16
Total asset-backed securities	2,251	16
Non-U.S. debt securities:
Mortgage-backed securities	3,809	3,122
Asset-backed securities	1,167	434
Government securities	15	3
Other	184	167
Total non-U.S. debt securities	5,175	3,726
State and political subdivisions	66	74
Collateralized mortgage obligations	2,862	2,410
Total	$15,468	$11,379

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
The portfolio is concentrated in securities with high credit quality, with approximately 88% of the carrying value of the portfolio rated “AAA” or “AA” as of June 30, 2013. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	June 30, 2013	December 31, 2012
AAA(1)	69%	69%
AA	19	19
A	7	7
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2013, the investment portfolio of approximately 10,760 securities was diversified with respect to asset class. Approximately 76% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The predominantly floating-rate asset-backed portfolio consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Our investment securities portfolio represented approximately 51% and 54% of our consolidated total assets as of June 30, 2013 and December 31, 2012, respectively, and the gross interest revenue generated by our investment securities portfolio represented approximately 22% of our consolidated total gross revenue for both the second quarter and first six months of 2013, compared to approximately 26% of our consolidated total gross revenue for both the second quarter and first six months of 2012. Our investment securities portfolio represents a greater proportion of our consolidated statement of condition, and our loan-and-lease portfolio represents a smaller proportion, in comparison to many other major banking organizations. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio or a portfolio of U.S. Treasury securities. For example, under the recently issued Basel III final rule, after-tax changes in the fair value of investment securities classified as available for sale will be included in the determination of tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the final rule.
Non-U.S. Debt Securities
Approximately 25% of the aggregate carrying value of our investment securities portfolio as of June 30, 2013 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	June 30, 2013	December 31, 2012
Available for Sale:
United Kingdom	$9,299	$10,263
Australia	3,610	4,035
Netherlands	2,936	3,006
Canada	2,045	2,274
Germany	1,575	1,836
France	1,358	1,364
Japan	1,023	1,173
Korea	834	257
Norway	275	210
Finland	254	259
Sweden	74	72
Mexico	66	70
Other	247	309
Total	$23,596	$25,128
Held to Maturity:
Australia	$2,042	$2,189
United Kingdom	1,092	920
Netherlands	835	—
Germany	568	—
Italy	262	276
Spain	199	209
Other	177	132
Total	$5,175	$3,726
Approximately 88% and 87% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2013 and December 31, 2012, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2013, these non-U.S. debt securities had an aggregate pre-tax net unrealized gain of approximately $366 million, composed of gross unrealized gains of $481 million and gross unrealized losses of $115 million, and an average market-to-book ratio of 101.3%. The majority is floating-rate securities, and accordingly, the securities are considered to have minimal interest-rate risk.
As of June 30, 2013, the underlying collateral for mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were mainly composed of Canadian government securities. The securities listed under “France” were mainly composed of corporate debt and asset-backed securities. The securities listed under “Japan” were substantially composed of Japanese government securities. The “other” category of available-for-sale securities included approximately $63 million and $105 million of securities as of June 30, 2013 and December 31, 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $126 million and $130 million of securities as of June 30, 2013 and December 31, 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of June 30, 2013 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $712 million, including approximately $556 million of mortgage- and asset-backed securities with an aggregate pre-tax net unrealized gain of approximately $33 million as of June 30, 2013, composed of gross unrealized gains of $58 million and gross unrealized losses of $25 million. We recorded other-than-temporary impairment of $6 million on one of these securities in the second quarter and first six months of 2013, all associated with management's intent to sell the impaired security prior to its recovery in value. We recorded other-than temporary impairment of $6 million on certain of these securities in the second quarter and first six months of 2012, all associated with expected credit losses.
Eurozone crisis tensions appeared to ease in the second quarter of 2013, following renewed volatility at the end of the first quarter of 2013, contributing to a market rally. Economic performance remains weak in Spain, Italy, Ireland and Portugal.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Throughout the sovereign debt crisis, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.
Country risks with respect to Spain, Italy, Ireland and Portugal are identified, assessed and monitored by our Country Risk Committee. Country limits are defined in our credit and counterparty risk guidelines, in accordance with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management, or ERM. These country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and projected future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting downward pressure on collateral performance. The results of the stress tests are presented to senior management and ERM as part of the surveillance process.
In addition, ERM conducts separate stress-test analyses and evaluates the structured asset exposures in these countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign debt crisis and collateral performance, with particular attention to these specific country exposures.
 Municipal Securities
We carried an aggregate of approximately $8.19 billion and $7.63 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of June 30, 2013 and December 31, 2012, respectively. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. We also provided approximately $8.09 billion and $8.49 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement as of the same dates. The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $16.28 billion and $16.12 billion as of June 30, 2013 and December 31, 2012, respectively, across our businesses as of the dates indicated, grouped by state to display geographic dispersion:

June 30, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,145	$1,757	$2,902	18%
New York	599	969	1,568	10
Massachusetts	899	508	1,407	9
California	253	1,235	1,488	9
New Jersey	800	—	800	5
Florida	186	577	763	5
Total	$3,882	$5,046	$8,928

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2012	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,091	$1,957	$3,048	19%
New York	486	973	1,459	9
Massachusetts	869	508	1,377	9
California	190	1,158	1,348	8
New Jersey	867	—	867	5
Florida	148	680	828	5
Total	$3,651	$5,276	$8,927
Our aggregate municipal securities exposure as of June 30, 2013 presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 79% of the obligors rated “AAA” or “AA” as of June 30, 2013. As of that date, approximately 67% and 31% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S. We held no municipal securities, and had no exposure under credit or liquidity facilities, associated with the City of Detroit as of June 30, 2013.
Additional information with respect to our analysis of other-than-temporary impairment of our municipal securities is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Impairment
The following table presents net unrealized gains on securities available for sale as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Fair value	$100,180	$109,682
Amortized cost	100,065	108,563
Net unrealized gain, pre-tax	$115	$1,119
Net unrealized gain, after-tax	$71	$708
The decline in the net unrealized gain as of June 30, 2013 compared to December 31, 2012 presented above was primarily attributable to changes in interest rates in the second quarter of 2013. The amounts as of both June 30, 2013 and December 31, 2012 exclude the remaining net unrealized losses primarily related to reclassifications of securities available for sale to securities held to maturity in 2008. These unrealized losses related to reclassifications totaled $145 million, or $89 million after-tax, and $176 million, or $110 million after-tax, as of June 30, 2013 and December 31, 2012, respectively, and were recorded in accumulated other comprehensive income within shareholders' equity in our consolidated statement of condition. Refer to note 10 to the consolidated financial statements included in this Form 10-Q. The decline in these remaining after-tax unrealized losses related to reclassifications from December 31, 2012 to June 30, 2013 resulted primarily from amortization.
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
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of March 31, 2013, national housing prices, according to the CoreLogic Case-Shiller National Home Price Index, had declined by approximately 28% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of June 30, 2013 included an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

periods, we will consider trends in national housing prices that we observe at those times, including the CoreLogic Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our recent more positive outlook for U.S. national housing prices, our sensitivity analysis indicates, as of June 30, 2013, that our investment securities portfolio is currently less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates, than it was as of December 31, 2012.
The residential mortgage servicing environment remains challenging, and the time line to liquidate distressed loans continues to extend. The rate at which distressed residential mortgages are liquidated may affect, among other things, our investment securities portfolio. Such effects could include the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities, which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 9% and 18% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of June 30, 2013, other-than-temporary impairment could increase by a range of approximately $20 million to $47 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first six months of 2013, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of June 30, 2013 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these net unrealized losses and our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Institutional:
U.S.	$12,199	$9,645
Non-U.S.	4,067	2,251
Commercial real estate:
U.S.	165	411
Total loans and leases	16,431	12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$16,409	$12,285
Additional information about these loan and lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2012 Form 10-K.
Aggregate short-duration advances to our clients included in the institutional segment were $6.18 billion and $3.30 billion as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, unearned income deducted from our investment in leveraged lease financing was $126 million and $131 million, respectively, for U.S. leases and $313 million and $334 million, respectively, for non-U.S. leases.
As of June 30, 2013 and December 31, 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first six months of 2013 or in all of 2012.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2013	2012
Allowance for loan losses:
Beginning balance	$22	$22
Provision for loan losses:
Commercial real estate	—	(1)
Recoveries:
Commercial real estate	—	1
Ending balance	$22	$22
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
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 18% and 22% of our consolidated total assets as of June 30, 2013 and December 31, 2012, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2013
United Kingdom	$14,070	$1,601	$15,671
Australia	6,997	858	7,855
Germany	4,974	273	5,247
Netherlands	4,501	257	4,758
Canada	2,622	768	3,390
Japan	2,120	345	2,465
Switzerland	1,996	310	2,306
December 31, 2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230
Aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $1.92 billion to France as of June 30, 2013, and $1.81 billion and $1.70 to France and Luxembourg, respectively, as of December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt exposure to these countries in our investment securities portfolio as of June 30, 2013. We had aggregate indirect exposure in the portfolio of approximately $712 million as of June 30, 2013, including $556 million of mortgage- and asset-backed securities, composed of $261 million in Spain, $106 million in Italy, $114 million in Ireland and $75 million in Portugal.

The following table presents our cross-border outstandings in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2013
Italy	$1,078	$3	$1,081
Ireland	352	528	880
Spain	262	23	285
Portugal	75	—	75
December 31, 2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
As of June 30, 2013, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any other-than-temporary impairment associated with expected credit losses, or provisions for loan losses, with respect to any of our exposure to these countries as of June 30, 2013.
Capital
The management of both our regulatory and our economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all applicable regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives.
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
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of June 30, 2013, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the currently applicable regulatory minimum and “well capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Currently Applicable Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Risk-based ratios:
Tier 1 capital	4%	6%	16.6%	19.1%	15.0%	17.3%
Total capital	8	10	19.1	20.6	17.7	19.1
Tier 1 leverage ratio	4	5	6.9	7.1	6.1	6.3
Tier 1 capital			$13,708	$13,760	$11,991	$12,044
Total capital			15,717	14,829	14,087	13,306
Adjusted risk-weighted assets and market risk equivalent assets:
On-balance sheet assets			66,124	58,238	63,446	55,949
Off-balance sheet equivalent assets			15,357	13,155	15,368	13,144
Market risk equivalent assets			972	519	972	445
Total risk-weighted assets			$82,453	$71,912	$79,786	$69,538
Adjusted quarterly average assets			$198,758	$192,817	$195,328	$189,780

(1) State Street Bank must comply with the regulatory guideline for “well capitalized” in order for the parent company to maintain its status as a financial holding company, including maintaining a minimum tier 1 risk-based capital ratio of 6%, a minimum total risk-based capital ratio of 10%, and a minimum tier 1 leverage ratio of 5%. The “well capitalized” guideline requires State Street to maintain a minimum tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.
State Street's total risk-based capital ratio as of June 30, 2013 presented in the preceding table assumes continued qualification as tier 2 capital, under currently applicable regulatory requirements, of $400 million of subordinated debt. If such subordinated debt were excluded from tier 2 capital, State Street's total risk-based capital ratio as of June 30, 2013 would be 18.6%, compared to 19.1% presented in the preceding table.
As of June 30, 2013, State Street's and State Street Bank's tier 1 risk-based, total risk-based and tier 1 leverage ratios declined compared to December 31, 2012, primarily the result of increases in total risk-weighted assets and, with respect to the leverage ratio, increases in adjusted quarterly average assets. State Street's tier 1 capital in the same comparison was down slightly, as the positive effect of net income was offset by purchases by us of our common stock and declarations of common stock dividends in the first six months of 2013. The increases in State Street's and State Street Bank's total capital in the same comparison were primarily the result of the May 2013 issuance of $1 billion of subordinated debt, which qualifies as tier 2 capital. The increases in total risk-weighted assets for both entities as of June 30, 2013 compared to December 31, 2012 were primarily the result of higher levels of short-duration advances to clients and increases in other assets. The increases in adjusted quarterly average assets were associated with the overall size of the balance sheet, which remained high compared to the previous year-end.
Common Stock
In March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In the second quarter of 2013, we purchased approximately 8.5 million shares of our common stock under the March 2013 program, at an average cost of $65.73 per share and an aggregate cost of approximately $560 million. We did not purchase any shares under the March 2013 program in the first quarter of 2013. Refer to Part II Item 2 of this Form 10-Q for additional information with respect to our purchases of our common stock under the March 2013 program.
The March 2013 program followed a $1.80 billion program authorized by the Board in March 2012, which we completed in the first quarter of 2013 with our purchase of 6.5 million shares at an average per-share and aggregate cost of $54.95 and approximately $360 million, respectively.
In the first six months of 2013, under the March 2013 and March 2012 programs, we purchased in the aggregate approximately 15 million shares of our common stock at an average per-share cost of $61.04 and an aggregate cost of approximately $920 million.
During the second quarter of 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $117 million, which was paid in July 2013. In the first six months of 2013, we declared aggregate per-share

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

common stock dividends of $0.52, totaling approximately $235 million, compared to aggregate common stock dividends of $0.48 per share, totaling approximately $233 million, declared in the first six months of 2012.
Basel Capital Framework
The currently applicable minimum regulatory capital requirements enforced by U.S. banking regulators are based on a 1988 international accord, commonly referred to as Basel I, which was developed by the Basel Committee on Banking Supervision, or Basel Committee.
Basel II Framework
In 2004, the Basel Committee released an enhanced capital adequacy framework, referred to as Basel II. Basel II requires large and internationally active banking organizations, such as State Street, which generally rely on sophisticated risk management and measurement systems, to better align the use of those systems with their determination of regulatory capital requirements. Basel II adopts a three-pillar framework for addressing capital adequacy and minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its capital adequacy relative to the risks underlying its business activities, rather than only with respect to its minimum regulatory capital requirements; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
In 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly reserves the regulators' authority to require organizations to hold additional capital where appropriate. Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve. State Street is currently in the qualification period for Basel II.
Basel III Framework
In 2010, in response to the financial crisis and ongoing global financial market dynamics, the Basel Committee proposed two significant reforms to the Basel II capital framework. The first reform was composed of changes to the market risk capital framework associated with Basel I, and was referred to as Basel 2.5; the second reform was composed of comprehensive revisions and enhancements to Basel I, which became known as Basel III.
Market Risk Capital Rule
The Basel Committee introduced significant changes to the then-existing market risk capital framework, aimed at addressing certain issues in that framework highlighted by the 2008 financial crisis. U.S. banking regulators introduced their version of this so-called Basel 2.5, in the form of a proposed new market risk capital rule, in 2011, which included the concept of an incremental risk capital requirement to capture default and credit-quality migration risk for non-securitization credit products. Other revisions placed additional prudential requirements on banking organizations’ internal models for measuring market risk and required enhanced qualitative and quantitative disclosures, particularly with respect to banking organizations’ securitization activities.
In August 2012, U.S. banking regulators jointly issued a final market risk capital rule to implement the new market risk capital framework in the U.S. The new market risk capital rule, which was effective beginning on January 1, 2013, supplements Basel I and Basel II, and replaces the prior market risk capital framework under Basel I and Basel II in place since 1998, by requiring banking organizations with significant trading activities, as defined in the rule, to adjust their regulatory risk-based capital ratios to reflect the market risk in their trading activities. Among other things, the final rule requires the use of internal models to calculate daily measures of Value-at-Risk, or VaR, that reflect general market risk for certain trading positions defined as “covered positions,” as well as stressed VaR-based measures to supplement the VaR-based measures.
Our adoption of the new market risk capital rule on January 1, 2013 did not significantly affect our or State Street Bank's risk-based capital ratios, although it did modestly increase our market risk equivalent assets. The disclosures required by the new rule are provided under “Financial Condition - Market Risk - Trading Activities” in this Management's Discussion and Analysis. Market risk equivalent assets are disclosed in the foregoing "Regulatory Capital" portion of this "Capital" section.
Basel III
Basel III proposed to establish more stringent regulatory capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio and a net stable funding ratio.
In June 2012, U.S. banking regulators introduced Basel III by issuing proposed revisions to the existing Basel II framework. These proposals were intended to incorporate the above-described revisions and enhancements proposed by the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Basel Committee, and implement relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, in order to restructure the U.S. capital rules into a harmonized, codified regulatory capital framework.
In July 2013, U.S. banking regulators jointly issued a final rule implementing the Basel III framework in the U.S. Among other things, the final rule raises the minimum tier 1 risk-based capital ratio from 4% to 6%, adds requirements for a minimum common equity tier 1 capital ratio of 4.5% and a minimum supplementary tier 1 leverage ratio of 3% for so-called "advanced approaches" banking organizations (described below), and implements a capital conservation buffer and a countercyclical capital buffer linked to a banking organization's capital levels. The Basel III final rule also incorporates the new market risk capital rule to create a single and comprehensive capital adequacy framework.
Under the Basel III final rule, a banking organization would be able to make capital distributions and discretionary bonus payments without specified limitations as long as it maintains the required capital conservation buffer of 2.5% over each of the minimum tier 1 and total risk-based capital ratios and the common equity tier 1 capital ratio (plus any potentially applicable countercyclical capital buffer). Banking regulators would establish the minimum countercyclical capital buffer, which is initially set at zero, up to a maximum of 2.5% above the minimum ratios inclusive of the capital conservation buffer, under certain economic conditions. As of January 1, 2019, the date that full implementation is required, and assuming no countercyclical buffer, the minimum Basel III capital ratios, including the capital conservation buffer, will be 8.5% for tier 1 risk-based capital, 10.5% for total risk-based capital, and 7% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation.
The Basel III final rule provides for two frameworks: the "standardized" approach, intended to replace Basel I, and the "advanced" approach, applicable to advanced approaches banking organizations, like State Street, as originally defined under Basel II. Once phased in, the Basel III final rule will change the manner in which our regulatory capital ratios are calculated, will reduce our calculated regulatory capital, and, as noted above, will increase the minimum regulatory capital that we will be required to maintain. Under the Basel III final rule, we will be subject to the lower of our regulatory capital ratios calculated under the standardized approach and those calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.
Provisions of the Basel III final rule will become effective under a transition timetable which begins on January 1, 2014. These provisions will supersede or modify corresponding elements of the Basel I and Basel II risk-based and leverage capital requirements and prompt corrective action framework. The requirement for the capital conservation buffer will be phased in beginning on January 1, 2016, with full implementation by January 1, 2019.
The timing of application of the provisions of the Basel III final rule related to the calculation of risk-weighted assets under the advanced approach will depend on State Street's completion of a required qualification period, but will in no case occur earlier than January 1, 2014. During its qualification period, State Street must demonstrate that it complies with the related Basel III requirements to the satisfaction of the Federal Reserve.
Estimated Basel III Tier 1 Common Ratio
As described above, the Basel III final rule adds a requirement for a minimum common equity tier 1 capital ratio, or tier 1 common ratio. The tier 1 common ratio is a measurement of capital representing tier 1 capital, reduced by the deduction of "non-common elements," such as trust preferred capital securities and preferred stock, divided by total risk-weighted assets. The tier 1 common ratio is not formally required under Basel 1, although it is used by regulators and by management to monitor and assess State Street's capital position, both individually and relative to other financial institutions, and management believes it may be of interest to investors.
The following table presents State Street Corporation's tier 1 common ratio as of June 30, 2013, calculated using Basel I standards, and our estimated tier 1 common ratios as of June 30, 2013, calculated in conformity with the Basel III final rule under both the standardized approach and the advanced approach. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present interpretations, expectations and understanding of the final rule, as we currently understand the final rule's impact. As indicated above, under the Basel III final rule, we will be subject to the lower of our tier 1 common ratio calculated under the standardized approach and under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

June 30, 2013 (Dollars in millions)	Currently Applicable Regulatory Requirements(1)	Basel III Final Rule Standardized Approach (Estimated)(2)	Basel III Final Rule Advanced Approach (Estimated)(2)
Tier 1 capital	$13,708	$13,007	$13,007
Less:
Trust preferred capital securities	950	475	475
Preferred stock	490	490	490
Plus:
Other	—	54	54
Tier 1 common capital	12,268	12,096	12,096
Total risk-weighted assets	82,453	120,495	111,035
Tier 1 common ratio	14.9%	10.0%	10.9%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5%	4.5%
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5	2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0	7.0

(1) Using Basel I standards, the tier 1 common ratio was calculated by dividing (a) tier 1 risk-based capital, calculated in conformity with Basel I, less non-common elements including qualifying trust preferred capital securities and qualifying perpetual preferred stock, or tier 1 common capital, by (b) total risk-weighted assets, calculated in conformity with Basel I.
(2) As of June 30, 2013, for purposes of the calculations in conformity with the Basel III final rule, capital and total risk-weighted assets under both the standardized approach and the advanced approach were calculated using our estimates, based on the provisions of the final rule expected to affect capital in 2014. The tier 1 common ratio was calculated by dividing (a) tier 1 common capital, as described in footnote (1), but with tier 1 risk-based capital calculated in conformity with the final rule, by (b) total risk-weighted assets, calculated in accordance with the final rule. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present interpretations, expectations and understanding of the final rule, as we currently understand the final rule's impact.
• Under both the standardized and advanced approaches, tier 1 risk-based capital decreased by $701 million, as a result of applying the estimated effect of the Basel III final rule to tier 1 risk-based capital of $13.708 billion as of June 30, 2013.
• Under both the standardized and advanced approaches, tier 1 common capital used in the calculation of the tier 1 common ratio was $12.096 billion, reflecting the adjustments to tier 1 risk-based capital described in the first bullet above. Tier 1 common capital used in the calculation was therefore calculated as adjusted tier 1 risk-based capital of $13.007 billion less non-common elements of capital, composed of trust preferred capital securities of $475 million, preferred stock of $490 million, and other adjustments of $54 million as of June 30, 2013, resulting in tier 1 common capital of $12.096 billion. As of June 30, 2013, there was no qualifying minority interest in subsidiaries.
• Under the standardized approach, total risk-weighted assets used in the calculation of the tier 1 common ratio increased by $38.042 billion as a result of applying the provisions of the final rule to total risk-weighted assets of $82.453 billion as of June 30, 2013. Under the advanced approach, total risk-weighted assets used in the calculation of the tier 1 common ratio increased by $28.582 billion as a result of applying the provisions of the final rule to total risk-weighted assets of $82.453 billion as of June 30, 2013.
The primary differences between total risk-weighted assets under Basel I and the Basel III final rule include the following: under Basel I, credit risk is quantified using pre-determined risk weights and asset classes, and in part, uses external credit ratings, while the Basel III final rule, specifically the standardized and advanced approaches, introduces a broader range of pre-determined risk weights and asset classes, uses certain alternatives to external credit ratings, includes additional adjustments for operational risk (under the advanced approach) and counterparty credit risk, and revises the treatment of equity exposures. In particular, asset securitization exposures receive higher risk weights under both the standardized and advanced approaches in the Basel III final rule compared to Basel I.
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for global systemically important banks prescribed by the Basel Committee (refer to "Systemically Important Banks" below); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
The estimated Basel III tier 1 common ratio as of June 30, 2013, calculated under the advanced approach in conformity with the Basel III final rule, reflects calculations and determinations with respect to our capital and related matters as of June 30, 2013, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by our advanced systems for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Due to the influence of changes in these advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or market activities or experiences or other updates or factors, we expect that our advanced systems and our capital ratios calculated in conformity with the Basel III final rule will change and may be volatile over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
Impact of Basel III Final Rule
Our current assessment of the implications of the Basel III final rule indicates a potential impact which could be material to our businesses and our profitability, as well as to our regulatory capital ratios. One significant provision in the final rule would require us to apply the “Simplified Supervisory Formula Approach,” referred to as the SSFA, in the risk-weighting of asset securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. The approach required by Basel II utilizes the ratings-based approach, under which external credit ratings are used to risk-weight such exposures. The Dodd-Frank Act prohibits the use of external credit ratings in the risk-weighting of asset securitization exposures. Currently, our investment portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit rating agencies, but for which the SSFA would apply higher regulatory risk weights compared to the approach required by Basel I and Basel II. In contrast, certain of our securities with lower credit ratings would receive lower regulatory risk weights if the SSFA were applied.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of June 30, 2013, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this re-evaluation could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our consolidated results of operations by reducing our net interest revenue.
Certain of the provisions in the Basel III final rule, including the requirement to apply the SSFA, will become effective beginning on January 1, 2014, although certain provisions will be implemented, in whole or in part, in later periods. The provisions of the SSFA discussed above related to the standardized approach become effective beginning on January 1, 2015. As such, a significant number of the securities currently held in our investment portfolio that are highly rated by credit agencies are expected to mature or pay down over the intervening period, and we would currently anticipate replacing those securities pursuant to our reinvestment program in a manner that would seek to manage our risk appetite, our return objectives and our levels of regulatory capital. As a result of our balance sheet management efforts, all else being equal, we would anticipate being able, prior to January 1, 2015, to significantly offset the impact of application of the SSFA on our total regulatory risk-weighted assets and our regulatory risk-based capital ratios.
In addition, the qualification of trust preferred capital securities as tier 1 capital will be phased out over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over multi-year transition period beginning on January 1, 2016. We had trust preferred capital securities of $950 million outstanding as of June 30, 2013.
There remains considerable uncertainty with respect to multiple provisions of the Basel III final rule, and the timing and manner in which they will be applied to us. In particular, the timing under which we will complete our required qualification period, as determined by the Federal Reserve, and our transition to the calculation of risk-based capital ratios that incorporate the advanced approach, remain uncertain. Models implemented under the Basel III final rule, particularly those implementing the advanced approach, remain subject to regulatory review and approval. The full effects of the Basel III final rule on State Street and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making. In general, we expect to be held to the most stringent of the various provisions in the Basel III final rule; however, we anticipate that we will be able to comply with the relevant Basel III regulatory capital and liquidity requirements when and as applied to us.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Supplementary Leverage Ratio Framework
In July 2013, U.S. banking regulators jointly issued a Notice of Proposed Rulemaking, or NPR, which proposes to enhance leverage ratio standards for the largest, most systemically significant U.S. banking organizations. The July 2013 NPR applies to any U.S. top-tier bank holding company with at least $700 billion in consolidated total assets or at least $10 trillion in total assets under custody, referred to as a covered bank holding company, and any insured depository institution subsidiary of such bank holding company. We expect the standards to apply to State Street and State Street Bank based on our total assets under custody.
Under Basel I, the tier 1 leverage ratio is calculated by dividing tier 1 capital by adjusted quarterly average assets. While Basel II did not incorporate a leverage ratio, the Basel III final rule provides for a leverage ratio similar to Basel I, as well as a supplementary leverage ratio for advanced approaches banking organizations. This supplementary leverage ratio adds certain off-balance sheet exposures, such as those related to derivative contracts and lending commitments, to adjusted average assets.
Under the July 2013 NPR, covered bank holding companies would be required to maintain a supplementary tier 1 leverage ratio of at least 5%, which is 2% above the minimum Basel III supplementary tier 1 leverage ratio of 3%. Failure to exceed the 5% supplementary tier 1 leverage ratio would subject covered bank holding companies to restrictions on capital distributions and discretionary bonus payments. In addition to the leverage buffer for covered bank holding companies, the NPR would require insured depository institution subsidiaries of covered bank holding companies, like State Street Bank, to maintain a 6% supplementary tier 1 leverage ratio to be considered "well capitalized." State Street is among the eight largest, most systemically significant U.S. banking organizations to which the July 2013 NPR would apply, if finalized as currently proposed. The July 2013 NPR would not apply to all banking organizations with which we compete. If finalized as currently proposed, the new supplementary tier 1 leverage ratio requirements will be effective beginning on January 1, 2018.
Systemically Important Banks
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 28 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between 1% and 2.5%, above the Basel III minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2012, the FSB designated us as a category 1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. U.S. banking regulators have not yet issued a proposal to implement the G-SIB capital surcharge.
We expect these additional capital requirements for G-SIBs to be phased in beginning on January 1, 2016, with full implementation by January 1, 2019. Assuming completion of the phase-in period for the capital conservation buffer, and no countercyclical buffer, the minimum capital ratios as of January 1, 2019, including the capital conservation buffer and G-SIB capital surcharge, would be 9.5% for tier 1 risk-based capital, 11.5% for total risk-based capital, and 8% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
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
We measure returns on economic capital and economic profit (defined by us as net income available to common shareholders after deduction of State Street's cost of equity capital) by line of business. This economic profit will be used by management and the Board to gauge risk-adjusted performance over time. Accordingly, the measurement and evaluation of risk-adjusted performance have become integral parts of our internal process for allocating resources (for example, capital and information technology spending) by line of business. In addition, return on economic capital and economic profit are two of several measures used in our evaluation of the viability of a new business or product initiative and for merger-and-acquisition analysis.

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

•	Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty;

•	Operational risk: the risk of loss from inadequate or failed internal processes and systems, human error, or from external events, which is generally consistent with the Basel II definition; and

•
Business risk: the risk of negative earnings resulting from adverse changes in business factors, including changes in the competitive environment, changes in the operational economics of our business activities, and the effect of strategic and reputational risks.

Economic capital for each of these five categories is estimated on a stand-alone basis using scenario analysis and statistical modeling techniques applied to internally-generated and, in some cases, external information. These individual results are then aggregated at the State Street consolidated level.
Liquidity
The objective of liquidity management is to provide for the ability to meet our financial obligations in a timely and cost-effective manner, and maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Effective management of liquidity involves assessing the potential mismatch between the future cash needs of our clients and our available sources of cash under both normal and adverse economic and business conditions. Significant uses of liquidity, described more fully below, consist primarily of funding client deposit withdrawals and outstanding commitments to extend credit or commitments to purchase securities as they are drawn upon. Liquidity is provided by the maintenance of broad access to the global capital markets and by the asset structure in our consolidated statement of condition. Additional information about our liquidity is provided under “Financial Condition - Liquidity” in Management's Discussion and Analysis included in our 2012 Form 10-K.
We generally manage our liquidity on a global basis at the State Street consolidated level. We also manage parent company liquidity, and in certain cases branch and subsidiary liquidity, separately. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve's discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. The parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period.
The sources of our liquidity consist of two primary areas: access to the global capital markets and liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate the uses of liquidity described below. Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales.
In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. No Federal Home Loan Bank advances were outstanding as of June 30, 2013 or December 31, 2012.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Material risks to sources of short-term liquidity could include, among other things, adverse changes in the perception in the financial markets of our financial condition or our liquidity needs, and downgrades by major independent credit rating agencies of our deposits and our debt securities. Such changes in perception, or downgrades of our deposits or our debt securities, could restrict our ability to access the capital markets and could lead to withdrawals of unsecured deposits by our clients.
In managing our liquidity, from time to time we issue term wholesale certificates of deposit, or CDs, and invest those funds in short-duration financial instruments, which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of June 30, 2013, this wholesale CD portfolio totaled $154 million, compared to $13.56 billion as of December 31, 2012, as client deposits remained stable.
While maintenance of our high investment-grade credit rating is of primary importance to our liquidity management program, our on-balance sheet liquid assets represent significant liquidity that we can directly control, and provide a source of cash in the form of principal maturities and the ability to borrow from the capital markets using our securities as collateral. Our net liquid assets consist primarily of cash balances at central banks in excess of regulatory requirements and other short-duration liquid assets, such as interest-bearing deposits with banks, which are multi-currency instruments invested with major multi-national banks, and high-quality, marketable investment securities not already pledged, which generally are more liquid than other types of assets and can be sold or borrowed against to generate cash quickly.
As of June 30, 2013, the value of our consolidated net liquid assets, as we define them, totaled $146.19 billion, compared to $149.02 billion as of December 31, 2012. For the second quarter and first six months of 2013, consolidated average net liquid assets were $116.94 billion and $118.80 billion, respectively, compared to $116.65 billion and $112.52 billion for the second quarter and first six months of 2012, respectively. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained cash balances in excess of regulatory requirements of approximately $36.46 billion at the Federal Reserve, the ECB and other non-U.S. central banks as of June 30, 2013, compared to $41.11 billion as of December 31, 2012. As of June 30, 2013, the value of the parent company's net liquid assets totaled $3.37 billion, compared with $3.80 billion as of December 31, 2012. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $46.97 billion as of June 30, 2013, compared to $46.66 billion as of December 31, 2012, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of June 30, 2013, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of June 30, 2013 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
We maintain an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. In May 2013, we issued an aggregate of $1.5 billion of long-term debt, composed of $500 million of 1.35% senior notes due May 15, 2018 and $1.0 billion of 3.1% subordinated notes due May 15, 2023. Additional information about this issuance is provided in note 7 to the consolidated financial statements included in this Form 10-Q. We have issued in the past, and we may issue in the future, securities pursuant to our shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.
We currently maintain a corporate commercial paper program, under which we are able to issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance. As of June 30, 2013, we had $1.26 billion of commercial paper outstanding under this corporate program, compared to $2.32 billion as of December 31, 2012.
As of June 30, 2013, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of the same date, $4 billion was available for issuance pursuant to this authority. As of June 30, 2013, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt. As of the same date, $500 million was available for issuance pursuant to this authority.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $758 million as of June 30, 2013, to support its Canadian securities processing operations. The line of credit has no stated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

termination date and is cancelable by either party with prior notice. As of June 30, 2013, no balance was outstanding on this line of credit.
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
We have a disciplined approach to risk that involves all levels of management. The Board of Directors, through its Risk and Capital Committee, provides oversight and review of our overall risk management programs, including the approval of key risk management policies and the periodic review of State Street's “Risk Appetite Statement,” which is an integral part of our overall Internal Capital Adequacy Assessment Process, or ICAAP. The Risk Appetite Statement outlines the quantitative limits and qualitative goals that define and constrain our risk appetite and defines responsibilities for measuring and monitoring risk against limits, which are reported regularly to the Board. In addition, State Street utilizes a variety of key risk indicators to monitor risk on a more granular level. ERM, a corporate group, provides risk oversight, support and coordination to allow for consistent identification, measurement and management of risks across business units separate from the business units' activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business unit management, monitors key risks. The Chief Risk Officer, or CRO, manages ERM and reports to both the Chief Executive Officer and the Board's Risk and Capital Committee.
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
State Street's risk management program is supported by the activities of a number of corporate risk oversight committees, chaired by senior executives in ERM. Our Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity. Our Credit Risk and Policy Committee is responsible for cross-business unit review and oversight of credit and counterparty risk, as well as the review, recommendation and approval of material policies, procedures and guidelines governing the identification, measurement, analysis and control of material credit risk across State Street. Our Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks. Our Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk consistently across State Street. Our Model Assessment Committee provides support and input concerning technical modeling issues and validates financial models utilized by our business units.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2013, the aggregate notional amount of these derivative contracts was $1.19 trillion, of which $1.18 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 11 to the consolidated financial statements included in this Form 10-Q.
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
State Street uses its ICAAP to assess its overall capital and liquidity in relation to its risk profile and provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. With respect to market risk associated with trading activities, our risk management and our calculations of regulatory capital and economic capital are based primarily on our internal VaR models and stress-testing analysis. As discussed in detail under “Value-at-Risk” below, VaR is measured daily by ERM.
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
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” The identification of covered positions for inclusion in our market risk capital framework is governed by our covered positions policy. This policy outlines the standards we use to determine whether a trading position is a covered position.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We utilize an internal VaR model to calculate our regulatory market risk capital requirements. We use a historical simulation model to calculate daily VaR- and stressed VaR-based measures for our covered positions in conformity with regulatory requirements effective beginning on January 1, 2013. Our VaR model seeks to capture identified material risk factors associated with our covered positions, including risks arising from market movements such as changes in foreign exchange rates, interest rates and option-implied volatilities.
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
Our market risk models, including our VaR model, are subject to change in connection with the governance, validation and back-testing processes described below. These models can change as a result of changes in our business activities, our historical experiences, market forces and events, regulations and regulatory interpretations and other factors. In addition, the models are subject to continuing regulatory review and approval. Changes in our models may result in changes in our measurements of our market risk exposures, including VaR, and related measures, including regulatory capital. These changes could result in material changes in those risk measurements and related measures as calculated and compared from period to period.
Value-at-Risk
VaR measures are based on two years of historical price movements for instruments and related risk factors to which we have exposure. The instruments in question are limited to foreign exchange spot, forward and options contracts and interest-rate contracts, including futures and interest-rate swaps. These instruments tend to exhibit a high degree of liquidity relative to other available capital markets instruments. As a result, the VaR measures shown reflect our ability to rapidly adjust exposures in highly dynamic markets. For this reason, risk inventory, in the form of net open positions, across all currencies is typically limited. In addition, long and short positions in major as well as minor currencies provide risk offsets that limit our potential downside exposure.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a continuous twelve-month period that reflects a period of significant financial stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor's downgrade of U.S. Treasury debt in August 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be automatically incorporated. The results capture extreme movements that are rare occurrences in any typical two-year period. The sixty-day moving average of our stressed VaR measure was approximately $19 million during the twelve months ended June 30, 2013.
We perform scenario analysis daily based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur. Relevant scenarios are chosen from an inventory of historical financial stresses and applied to our current portfolio. These historical event scenarios involve spot foreign exchange, credit, equity, unforeseen geo-political events and natural disasters, and government and central bank intervention scenarios. Examples of the specific historical scenarios we incorporate in our stress testing program may include the Asian financial crisis of 1997, the September 11, 2001 terrorist attacks in the U.S., and the 2008 financial crisis. We continue to update our inventory of historical stress scenarios as new stress conditions emerge in the financial markets.
As each of the historical stress events is associated with a different time horizon, we normalize results by scaling down the longer horizon events to a ten-day horizon and keeping the shorter horizon events (i.e., events that are shorter than ten days) at their original terms. We also conduct sensitivity analysis daily to calculate the impact of a large predefined shock in a specific risk factor or a group of risk factors on our current portfolio. These predefined shocks include parallel and non-parallel yield curve shifts and foreign exchange spot and volatility surface shifts. In a parallel shift scenario, we apply a constant factor shift across all yield curve tenors. In a non-parallel shift scenario, we apply different shock levels to different tenors of a yield curve, rather than shifting the entire curve by a constant amount. Non-parallel shifts include steepening, flattening and butterflies.
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
The following tables present VaR associated with our trading activities for covered positions held during the first six months of 2013 and as of June 30, 2013 and March 31, 2013, as measured by our VaR methodology. Comparative information for 2012 is not presented, as we did not measure VaR for those periods under the regulatory requirements effective beginning on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Six Months Ended June 30, 2013			As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$6,972	$22,835	$1,626	$5,696	$9,283
Money market/Global Treasury	112	559	24	53	365
Total VaR	$6,917	$22,834	$1,641	$5,657	$9,017

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Six Months Ended June 30, 2013			As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$18,196	$43,984	$4,933	$15,275	$26,141
Money market/Global Treasury	251	971	56	186	900
Total Stressed VaR	$18,065	$43,765	$4,889	$15,157	$25,673
The decline in the VaR and stressed-VaR measures for foreign exchange as of June 30, 2013 compared to March 31, 2013 resulted from a higher level of diversification of exposure within our portfolio of covered positions in the second quarter of 2013.
The VaR measures presented above are primarily a reflection of the overall level of market volatility and State Street's appetite for trading market risk. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for calculations.
The ten-day VaR measures are based on historical changes observed during rolling ten-day periods over the past two years, a period that includes the volatility experienced during the market disruption caused by the Standard & Poor's downgrades of U.S. Treasury debt in August 2011. The stressed-VaR measures are based on information observed during rolling ten-day periods over a single year of significant stress for our current portfolio. This period encompassed the 2008 financial crisis.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of June 30, 2013 and March 31, 2013. The totals of the VaR amounts attributable to foreign exchange rates, interest rates and volatility for each VaR component exceeded the component VaR measures presented in the foregoing table as of each period-end, primarily due to the benefits of diversification across risk types. Comparative information for 2012 is not presented, as we did not measure VaR under the regulatory requirements effective beginning on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of June 30, 2013			As of March 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$5,531	$1,808	$650	$9,543	$2,265	$492
Money market/Global Treasury	50	33	—	376	33	—
Total VaR	$5,483	$1,808	$650	$9,288	$2,263	$492
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
Our overall interest-rate risk position is maintained within a series of policies approved by the Board of Directors and guidelines established and monitored by ALCCO. Our Global Treasury group has responsibility for managing State Street's day-to-day interest-rate risk. To effectively manage our consolidated statement of condition and related NIR, Global Treasury has the authority to assume a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of change in regional market environments on our total risk position.
The economic value of our consolidated statement of condition is a metric designed to best estimate the fair value of assets and liabilities which could be garnered if those assets and liabilities were sold today. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments. Additional information about our measurement of fair value is provided in note 2 to the consolidated financial statements included in this Form 10-Q.
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
Because no one individual measure can accurately assess all of our exposures to changes in interest rates, we use several quantitative measures in our assessment of current and potential future exposures to changes in interest rates and their impact on NIR and balance sheet values. NIR simulation is the primary tool used in our evaluation of the potential range of possible NIR results that could occur under a variety of interest-rate environments. We also use market valuation and duration analysis to assess changes in the economic value of balance sheet assets and liabilities caused by assumed changes in interest rates.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Based on our current balance sheet composition where fixed-rate assets exceed fixed-rate liabilities, reported results of NIR-at-risk could depict an increase in NIR from a rate increase while EVE presents a loss. A change in this balance sheet profile may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (undiscounted) dollar net interest flows which are generated from the forecasted statement of condition over the next twelve months.  As interest rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR. EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period-end balance sheet. As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest-rate environment.
Although NIR in both NIR-at-risk and EVE sensitivity is higher in response to increased interest rates, the future principal flows from fixed-rate investments are discounted at higher rates for EVE, which results in lower asset values and a corresponding reduction or loss in EVE. As noted above, NIR-at-risk does not analyze changes in the value of principal cash flows and therefore does not experience the same reduction experienced by EVE sensitivity associated with discounting principal cash flows at higher rates.
NET INTEREST REVENUE AT RISK
NIR-at-risk is designed to measure the potential impact of changes in global market interest rates on NIR in the short term. The impact of changes in market rates on NIR is measured against a baseline NIR which encompasses management's expectations regarding the evolving balance sheet volumes and interest rates in the near-term. The goal is to achieve an acceptable level of NIR under various interest-rate environments. Assumptions regarding levels of client deposits and our ability to price these deposits under various rate environments have a significant impact on the results of the NIR simulations. Similarly, the timing of cash flows from our investment portfolio, especially option-embedded financial instruments like mortgage-backed securities, and our ability to replace these cash flows in line with management's expectations, can affect the results of NIR simulations.
The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate ±100-basis-point shift to our internal forecast of global interest rates. Estimated incremental exposures presented below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on State Street's financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Estimated Exposure to Net Interest Revenue
(In millions)	June 30, 2013	December 31, 2012
Rate change:
+100 bps shock	$260	$156
–100 bps shock	(191)	(200)
+100 bps ramp	100	39
–100 bps ramp	(102)	(96)
As of June 30, 2013, NIR sensitivity to an upward-100-basis-point shock in global market rates was higher compared to December 31, 2012, due to a higher level of forecasted client deposits. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
A downward-100-basis-point shock in global market rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment. NIR sensitivity to a downward-100-basis-point shock in market rates as of June 30, 2013 was similar to December 31, 2012, as higher levels of forecasted noninterest-bearing deposits, which improve base NIR, provide no relief as rates fall.
Other important factors which affect the levels of NIR are the size and mix of assets carried in our consolidated statement of condition; interest-rate spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in global market interest rates; and management actions taken in response to the preceding conditions.
ECONOMIC VALUE OF EQUITY
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate ±200-basis-point rate shock compared to current interest-rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a ±200-basis-point rate shock that is less than 20% of aggregate tier 1 and tier 2 capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE sensitivity within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit.
Similar to NIR-at-risk measures, the timing of cash flows affects EVE sensitivity, as changes in asset and liability values under different rate scenarios are dependent on when interest and principal payments are received. In contrast to NIR simulations, however, EVE sensitivity does not incorporate assumptions regarding reinvestment of these cash flows. In addition, our ability to price client deposits has a much smaller impact on EVE sensitivity, as EVE sensitivity does not consider the ongoing benefit of investing client deposits.
The following table presents estimated EVE exposures, calculated as of the dates indicated, assuming an immediate and prolonged shift in global interest rates, the impact of which would be spread over a number of years.

	Estimated Sensitivity of Economic Value of Equity
	June 30, 2013		December 31, 2012
(Dollars in millions)	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
Rate change:
+200 bps shock	$(2,334)	(14.8)%	$(2,542)	(17.0)%
–200 bps shock	906	5.7	41	0.3
Exposure to upward- and downward-200-basis-point shocks as of June 30, 2013 improved compared to December 31, 2012. Sales of mortgage-backed securities in the second quarter of 2013 and higher long-term interest rates reduced the potential impact of mortgage prepayments on EVE sensitivity.

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
An allowance for loan losses is maintained to absorb estimated incurred credit losses in our loan-and-lease portfolio as of the balance sheet date. This allowance is evaluated on a regular basis by management. The provision for loan losses is a charge to current earnings to maintain the overall allowance for loan losses at a level considered appropriate to absorb estimated incurred credit losses in the loan-and-lease portfolio.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $319.41 billion as of June 30, 2013, compared to $302.34 billion as of December 31, 2012. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in its consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $330.68 billion and $312.22 billion as collateral for indemnified securities on loan as of June 30, 2013 and December 31, 2012, respectively.
The collateral held by us as agent is invested on behalf of our clients. In certain cases, the collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held are not recorded in our consolidated statement of condition. Of the collateral of $330.68 billion as of June 30, 2013 and $312.22 billion as of December 31, 2012 referenced above, $85.40 billion as of June 30, 2013 and $80.22 billion as of December 31, 2012 was invested in indemnified repurchase agreements. We or our agents held $90.70 billion and $85.41 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2013 and December 31, 2012, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 8 and 11 to the consolidated financial statements included in this Form 10-Q.
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

CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2013, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of June 30, 2013.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2013, no changes occurred in State Street’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,201	$1,086	$2,376	$2,164
Management fees	277	246	540	482
Trading services	296	255	577	535
Securities finance	131	143	209	240
Processing fees and other	66	48	126	142
Total fee revenue	1,971	1,778	3,828	3,563
Net interest revenue:
Interest revenue	700	786	1,387	1,551
Interest expense	104	114	215	254
Net interest revenue	596	672	1,172	1,297
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	—	(14)	5	5
Losses from other-than-temporary impairment	—	(21)	—	(46)
Losses reclassified (from) to other comprehensive income	(7)	8	(10)	25
Gains (losses) related to investment securities, net	(7)	(27)	(5)	(16)
Total revenue	2,560	2,423	4,995	4,844
Provision for loan losses	—	(1)	—	(1)
Expenses:
Compensation and employee benefits	917	942	1,952	2,006
Information systems and communications	235	208	472	399
Transaction processing services	186	172	366	353
Occupancy	114	115	230	234
Acquisition and restructuring costs	30	37	44	58
Professional services	103	96	182	177
Amortization of other intangible assets	54	48	107	99
Other	159	154	271	281
Total expenses	1,798	1,772	3,624	3,607
Income before income tax expense	762	652	1,371	1,238
Income tax expense	183	162	328	321
Net income	$579	$490	$1,043	$917
Net income available to common shareholders	$571	$480	$1,026	$897
Earnings per common share:
Basic	$1.26	$1.00	$2.26	$1.86
Diluted	1.24	.98	2.22	1.83
Average common shares outstanding (in thousands):
Basic	452,176	481,404	453,240	483,165
Diluted	461,040	488,518	461,630	489,145
Cash dividends declared per common share	$.26	$.24	$.52	$.48

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2013	2012
Net income	$579	$490
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(29) and $(15), respectively	(55)	(299)
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(507) and $42, respectively	(804)	75
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of $31 and $(11), respectively	45	(17)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3	5	—
Change in net unrealized losses on cash flow hedges, net of related taxes of $18 and zero, respectively	30	3
Change in unrealized losses on retirement plans, net of related taxes of $4	5	—
Other comprehensive income (loss)	(774)	(238)
Total comprehensive income (loss)	$(195)	$252

	Six Months Ended June 30,
(In millions)	2013	2012
Net income	$1,043	$917
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(93) and $34, respectively	(303)	(153)
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(478) and $145, respectively	(753)	251
Change in net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $40 and $10, respectively	60	15
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $7 and $1, respectively	11	3
Change in net unrealized losses on cash flow hedges, net of related taxes of $59 and $1, respectively	94	4
Change in unrealized losses on retirement plans, net of related taxes of $6 and $1, respectively	8	2
Other comprehensive income (loss)	(883)	122
Total comprehensive income	$160	$1,039

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$5,479	$2,590
Interest-bearing deposits with banks	44,783	50,763
Securities purchased under resale agreements	5,569	5,016
Trading account assets	653	637
Investment securities available for sale	100,180	109,682
Investment securities held to maturity (fair value of $15,382 and $11,661)	15,468	11,379
Loans and leases (less allowance for losses of $22 and $22)	16,409	12,285
Premises and equipment (net of accumulated depreciation of $4,199 and $4,037)	1,772	1,728
Accrued income receivable	2,055	1,970
Goodwill	5,924	5,977
Other intangible assets	2,406	2,539
Other assets	26,602	18,016
Total assets	$227,300	$222,582
Liabilities:
Deposits:
Noninterest-bearing	$49,922	$44,445
Interest-bearing—U.S.	7,684	19,201
Interest-bearing—non-U.S.	108,914	100,535
Total deposits	166,520	164,181
Securities sold under repurchase agreements	9,154	8,006
Federal funds purchased	98	399
Other short-term borrowings	3,277	4,502
Accrued expenses and other liabilities	19,329	17,196
Long-term debt	8,841	7,429
Total liabilities	207,219	201,713
Commitments, guarantees and contingencies (note 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	490	489
Common stock, $1 par, 750,000,000 shares authorized:
503,890,772 and 503,900,268 shares issued	504	504
Surplus	9,713	9,667
Retained earnings	12,545	11,751
Accumulated other comprehensive income (loss)	(523)	360
Treasury stock, at cost (55,495,952 and 45,238,208 shares)	(2,648)	(1,902)
Total shareholders’ equity	20,081	20,869
Total liabilities and shareholders’ equity	$227,300	$222,582

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					917				917
Other comprehensive income						122			122
Cash dividends declared:
Common stock—$.48 per share					(233)				(233)
Preferred stock					(14)				(14)
Common stock acquired							11,098	(480)	(480)
Common stock awards and options exercised, including related taxes of $(9)		(35)		65			(2,534)	121	186
Other				1			3		1
Balance as of June 30, 2012	$500	503,931	$504	$9,623	$10,846	$(537)	25,109	$(1,039)	$19,897
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					1,043				1,043
Other comprehensive loss						(883)			(883)
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock—$.52 per share					(235)				(235)
Preferred stock					(13)				(13)
Common stock acquired							15,068	(920)	(920)
Common stock awards and options exercised, including related taxes of $32		(9)		46			(4,807)	174	220
Other							(3)		—
Balance as of June 30, 2013	$490	503,891	$504	$9,713	$12,545	$(523)	55,496	$(2,648)	$20,081

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2013	2012
Operating Activities:
Net income	$1,043	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	137	(55)
Amortization of other intangible assets	107	99
Other non-cash adjustments for depreciation, amortization and accretion	193	98
Losses related to investment securities, net	5	16
Change in trading account assets, net	(16)	101
Change in accrued income receivable, net	(85)	(92)
Change in collateral deposits, net	(3,596)	(2,998)
Change in unrealized losses on foreign exchange derivatives, net	(1,498)	348
Change in other assets, net	1,226	1,355
Change in trading liabilities, net	—	5
Change in accrued expenses and other liabilities, net	263	(824)
Other, net	74	(33)
Net cash used in operating activities	(2,147)	(1,063)
Investing Activities:
Net decrease in interest-bearing deposits with banks	5,980	27,741
Net increase in securities purchased under resale agreements	(553)	(1,099)
Proceeds from sales of available-for-sale securities	4,817	2,451
Proceeds from maturities of available-for-sale securities	20,336	21,653
Purchases of available-for-sale securities	(19,707)	(29,397)
Proceeds from maturities of held-to-maturity securities	972	1,512
Purchases of held-to-maturity securities	(5,022)	(5)
Net increase in loans	(4,156)	(2,338)
Purchases of equity investments and other long-term assets	(90)	(53)
Divestitures	18	—
Purchases of premises and equipment	(228)	(143)
Other, net	66	69
Net cash provided by investing activities	2,433	20,391
Financing Activities:
Net increase (decrease) in time deposits	(14,481)	3,000
Net increase (decrease) in all other deposits	16,820	(16,516)
Net increase (decrease) in short-term borrowings	(378)	284
Proceeds from issuance of long-term debt, net of issuance costs	1,492	—
Payments for long-term debt and obligations under capital leases	(13)	(1,762)
Proceeds related to common stock awards and option exercises	460	329
Purchases of common stock	(920)	(480)
Repurchases of common stock for employee tax withholding	(135)	(69)
Payments for cash dividends	(242)	(219)
Net cash provided by (used in) financing activities	2,603	(15,433)
Net increase	2,889	3,895
Cash and due from banks at beginning of period	2,590	2,193
Cash and due from banks at end of period	$5,479	$6,088

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
Recent Accounting Developments:
In June 2013, the FASB issued an amendment to GAAP that prescribes certain criteria for an entity to qualify as an investment company.  The amendment is not expected to significantly change which entities qualify to use specialized accounting for investment companies, but introduces new disclosure requirements that apply to all investment companies, and revises the criteria used to measure certain interests in investment companies.  We are not an investment company, but we are affiliated with investment companies in our role as an asset manager, and we provide accounting and reporting services to investment companies in our role as an asset servicer.  The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2014.  While the amendment could affect how we measure our interests in investment companies, our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.

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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three and six months ended June 30, 2013 or 2012.
Level 3. Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall measurement of fair value. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the financial asset or liability, and are based on

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

•
The fair value of foreign exchange contracts, primarily options, is measured using an option-pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

•
The fair value of certain interest-rate caps with long-dated maturities, is measured using a matrix-pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of June 30, 2013, on a gross basis, we categorized in level 3 approximately 6% and 1% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information obtained from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally-developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 97% and 3%, respectively, of the total fair value of the investment securities categorized in level 3 as of June 30, 2013.
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
The valuation group performs independent validation of the pricing information obtained from third-party sources in order to evaluate reasonableness and consistency with market experience in similar asset classes. Monthly analyses include a review of price changes relative to overall trends, credit analysis and other relevant procedures (discussed below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unexpected pricing movements. These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained independent of the third-party pricing source. The recalculated prices are compared to market-research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, the adjustment is presented to the Valuation Committee for review and consideration.
Independent validation is also performed on fair-value measurements determined using internally-developed pricing models. The pricing models are subject to independent validation through our Model Assessment Committee, a corporate risk oversight committee that provides technical support and input to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price-valuation adjustments, are developed by the business units and independently reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the six months ended June 30, 2013 or the year ended December 31, 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of June 30, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	370				370
Other	58	$205			263
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	774			777
Mortgage-backed securities	—	25,598	$864		26,462
Asset-backed securities:
Student loans	—	14,760	380		15,140
Credit cards	—	9,110	24		9,134
Sub-prime	—	1,325	—		1,325
Other	—	546	3,848		4,394
Total asset-backed securities	—	25,741	4,252		29,993
Non-U.S. debt securities:
Mortgage-backed securities	—	10,063	328		10,391
Asset-backed securities	—	4,711	756		5,467
Government securities	—	3,430	—		3,430
Other	—	4,027	281		4,308
Total non-U.S. debt securities	—	22,231	1,365		23,596
State and political subdivisions	—	8,074	45		8,119
Collateralized mortgage obligations	—	4,738	238		4,976
Other U.S. debt securities	—	5,056	9		5,065
U.S. equity securities	—	43	—		43
Non-U.S. equity securities	—	1	—		1
Money-market mutual funds	—	1,148	—		1,148
Total investment securities available for sale	3	93,404	6,773		100,180
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,438	121
Interest-rate contracts	—	71	—
Total derivative instruments	—	11,509	121	$(5,495)	6,135
Other	95	—	—	—	95
Total assets carried at fair value	$546	$105,118	$6,894	$(5,495)	$107,063
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$11,085	$108
Interest-rate contracts		332	—
Other		—	9
Total derivative instruments		11,417	117	$(5,538)	5,996
Other	$95	—	—	—	95
Total liabilities carried at fair value	$95	$11,417	$117	$(5,538)	$6,091

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $861 million and $904 million, respectively, for cash collateral received from and provided to derivative counterparties. Netting cannot be disaggregated by type of derivative instrument because netting is managed at the counterparty level, not the instrument level.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	391				391
Other	71	$155			226
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	838			841
Mortgage-backed securities	—	31,387	$825		32,212
Asset-backed securities:
Student loans	—	15,833	588		16,421
Credit cards	—	9,919	67		9,986
Sub-prime	—	1,399	—		1,399
Other	—	683	3,994		4,677
Total asset-backed securities	—	27,834	4,649		32,483
Non-U.S. debt securities:
Mortgage-backed securities	—	10,850	555		11,405
Asset-backed securities	—	5,694	524		6,218
Government securities	—	3,199	—		3,199
Other	—	4,166	140		4,306
Total non-U.S. debt securities	—	23,909	1,219		25,128
State and political subdivisions	—	7,503	48		7,551
Collateralized mortgage obligations	—	4,837	117		4,954
Other U.S. debt securities	—	5,289	9		5,298
U.S. equity securities	—	31	—		31
Non-U.S. equity securities	—	1	—		1
Money-market mutual funds	—	1,183	—		1,183
Total investment securities available for sale	3	102,812	6,867		109,682
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	9,265	113
Interest-rate contracts	—	223	—
Total derivative instruments	—	9,488	113	$(5,045)	4,556
Other	66	2	—	—	68
Total assets carried at fair value	$551	$112,457	$6,980	$(5,045)	$114,943
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$8,978	$106
Interest-rate contracts		345	—
Other		—	9
Total derivative instruments		9,323	115	$(4,071)	5,367
Other	$66	—	—	—	66
Total liabilities carried at fair value	$66	$9,323	$115	$(4,071)	$5,433

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.45 billion and $478 million, respectively, for cash collateral received from and provided to derivative counterparties. Netting cannot be disaggregated by type of derivative instrument because netting is managed at the counterparty level, not the instrument level.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and six months ended June 30, 2013 and 2012, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. In both the three and six months ended June 30, 2013 and 2012, transfers out of level 3 were substantially related to certain asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2013
	Fair Value as of March 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$798					$92			$(26)	$864
Asset-backed securities:
Student loans	461		$(76)	$1	$2	—			(8)	380
Credit cards	24		—	—	—	—			—	24
Other	3,872		—	15	9	385			(433)	3,848
Total asset-backed securities	4,357		(76)	16	11	385			(441)	4,252
Non-U.S. debt securities:
Mortgage-backed securities	331		—	—	(1)	—			(2)	328
Asset-backed securities	470	$139	—	1	(2)	183			(35)	756
Other	276	—	—	—	1	—			4	281
Total non-U.S. debt securities	1,077	139	—	1	(2)	183			(33)	1,365
State and political subdivisions	47	—	—	—	(1)	—			(1)	45
Collateralized mortgage obligations	108	—	—	—	—	140			(10)	238
Other U.S. debt securities	9	—	—	—	—	—			—	9
Total investment securities available for sale	6,396	139	(76)	17	8	800			(511)	6,773
Other assets:
Derivative instruments, Foreign exchange contracts	172	—	—	31	—	12			(94)	121	$34
Total assets carried at fair value	$6,568	$139	$(76)	$48	$8	$812	—	—	$(605)	$6,894	$34

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2013
	Fair Value as of March 31, 2013	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$153			$24			$10		$(79)	$108	$29
Other	9			—			—		—	9	—
Total derivative instruments	162			24			10		(79)	117	29
Other	—			—			—		—	—	—
Total liabilities carried at fair value	$162	—	—	$24	—	—	$10	—	$(79)	$117	$29

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$825				$1	$92			$(54)	$864
Asset-backed securities:
Student loans	588		$(175)	$1	8	—		$(26)	(16)	380
Credit cards	67		—	—	—	—		—	(43)	24
Other	3,994		—	28	30	565		(10)	(759)	3,848
Total asset-backed securities	4,649		(175)	29	38	565		(36)	(818)	4,252
Non-U.S. debt securities:
Mortgage-backed securities	555		(208)	—	—	—		—	(19)	328
Asset-backed securities	524	$139	(77)	3	1	234		—	(68)	756
Other	140	—	(40)	—	1	179		—	1	281
Total non-U.S. debt securities	1,219	139	(325)	3	2	413		—	(86)	1,365
State and political subdivisions	48	—	—	—	(1)	—		—	(2)	45
Collateralized mortgage obligations	117	—	—	—	—	140		—	(19)	238
Other U.S. debt securities	9	—	—	—	—	—		—	—	9
Total investment securities available for sale	6,867	139	(500)	32	40	1,210		(36)	(979)	6,773
Other assets:
Derivative instruments, Foreign exchange contracts	113	—	—	134	—	32		—	(158)	121	$56
Total assets carried at fair value	$6,980	$139	$(500)	$166	$40	$1,242	—	$(36)	$(1,137)	$6,894	$56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106			$74			$35		$(107)	$108	$42
Other	9			—			—		—	9	—
Total derivative instruments	115			74			35		(107)	117	42
Total liabilities carried at fair value	$115	—	—	$74	—	—	$35	—	$(107)	$117	$42

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2012
	Fair Value as of March 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations
Mortgage-backed securities	$912	$50							$(29)	$933
Asset-backed securities:
Student loans	511	—		$1	$(8)				(20)	484
Credit cards	119	—		2	(4)	$157			—	274
Other	3,090	—		11	9	213			(229)	3,094
Total asset-backed securities	3,720	—	—	14	(3)	370			(249)	3,852
Non-U.S. debt securities:
Mortgage-backed securities	469		$(338)		3	147			(8)	273
Asset-backed securities	1,035		(483)		1	840			(31)	1,362
Other	314		(308)		(4)	—			(1)	1
Total non-U.S. debt securities	1,818	—	(1,129)	—	—	987			(40)	1,636
State and political subdivisions	50	—	—	—	—	—			(1)	49
Collateralized mortgage obligations	193	45	(59)	66	—	177			(121)	301
Total investment securities available for sale	6,693	95	(1,188)	80	(3)	1,534			(440)	6,771
Other assets:
Derivative instruments, Foreign exchange contracts	127	—	—	(77)	—	157			(47)	160	$(52)
Total assets carried at fair value	$6,820	$95	$(1,188)	$3	$(3)	$1,691	—	—	$(487)	$6,931	$(52)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2012
	Fair Value as of March 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$126			$(78)			$150		$(41)	$157	$(52)
Other	9			—					—	9	—
Total derivative instruments	135			(78)			150		(41)	166	(52)
Other	20			—			—		(20)	—	—
Total liabilities carried at fair value	$155	—	—	$(78)	—	—	$150	—	$(61)	$166	$(52)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$1,189	$50	$(251)						$(55)	$933
Asset-backed securities:
Student loans	860	—	(341)	$1	$(10)				(26)	484
Credit cards	91	21	—	3	(3)	$224		$(62)	—	274
Other	2,798	—	—	21	25	569		(12)	(307)	3,094
Total asset-backed securities	3,749	21	(341)	25	12	793		(74)	(333)	3,852
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,495)	—	4	306		—	1	273
Asset-backed securities	1,768	—	(1,568)	—	—	1,207		—	(45)	1,362
Other	71	—	(372)	—	(4)	308		—	(2)	1
Total non-U.S. debt securities	3,296	—	(3,435)	—	—	1,821		—	(46)	1,636
State and political subdivisions	50	—	—	—	—	—			(1)	49
Collateralized mortgage obligations	227	45	(191)	201	—	282		—	(263)	301
Other U.S. debt securities	2	—	—	—	—	—		—	(2)	—
Total investment securities available for sale	8,513	116	(4,218)	226	12	2,896		(74)	(700)	6,771
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(108)	—	198		—	(98)	160	$(73)
Interest-rate contracts	10	—	—	(10)	—	—		1	(1)	—	—
Total derivative instruments	178	—	—	(118)	—	198		1	(99)	160	(73)
Total assets carried at fair value	$8,691	$116	$(4,218)	$108	$12	$3,094	—	$(73)	$(799)	$6,931	$(73)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of June 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(115)			$195		$(84)	$157	$(68)
Interest-rate contracts	11			(10)			—		(1)	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(125)			195		(85)	166	(68)
Other	20			—			—		(20)	—
Total liabilities carried at fair value	$201	—	—	$(125)	—	—	$195	—	$(105)	$166	$(68)

The following table presents total realized and unrealized gains and losses, for the periods indicated, that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Trading services	$7	$1	$5		$60	$7	$14	$(5)
Total fee revenue	7	1	5		60	7	14	(5)
Net interest revenue	17	80	—		32	226	—	—
Total revenue	$24	$81	$5	—	$92	$233	$14	$(5)

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2013	As of December 31, 2012	Valuation Technique	Significant Unobservable Input	As of June 30, 2013	As of December 31, 2012
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$14	$12	Discounted cash flows	Credit spread	3.8%	6.7%
Asset-backed securities, credit cards	24	67	Discounted cash flows	Credit spread	2.1	7.1
Asset-backed securities, other	105	103	Discounted cash flows	Credit spread	1.0	1.5
State and political subdivisions	45	48	Discounted cash flows	Credit spread	2.0	1.9
Derivative instruments, foreign exchange contracts	121	113	Option model	Volatility	14.8	9.8
Total	$309	$343

Liabilities:
Derivative instruments, foreign exchange contracts	$108	$106	Option model	Volatility	14.9	9.8
Derivative instruments, other	9	9	Discounted cash flows	Participant redemptions	6.4	6.7
Total	$117	$115
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

June 30, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$864	$864
Asset-backed securities, student loans	14	366	380
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	105	3,743	3,848
Non-U.S. debt securities, mortgage-backed securities	—	328	328
Non-U.S. debt securities, asset-backed securities	—	756	756
Non-U.S. debt securities, other		281	281
State and political subdivisions	45	—	45
Collateralized mortgage obligations	—	238	238
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	121	—	121
Total	$309	$6,585	$6,894

Liabilities:
Derivative instruments, foreign exchange contracts	$108	—	$108
Derivative instruments, other	9	—	9
Total	$117	—	$117

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

December 31, 2012	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$825	$825
Asset-backed securities, student loans	12	576	588
Asset-backed securities, credit cards	67	—	67
Asset-backed securities, other	103	3,891	3,994
Non-U.S. debt securities, mortgage-backed securities	—	555	555
Non-U.S. debt securities, asset-backed securities	—	524	524
Non-U.S. debt securities, other	—	140	140
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	117	117
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	113	—	113
Total	$343	$6,637	$6,980

Liabilities:
Derivative instruments, foreign exchange contracts	$106	—	$106
Derivative instruments, other	9	—	9
Total	$115	—	$115

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
For recurring level-3 fair-value measurements for which significant unobservable inputs are readily available to State Street as of June 30, 2013, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
June 30, 2013	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$5,479	$5,479	$5,479	$—	$—
Interest-bearing deposits with banks	44,783	44,783	—	44,783	—
Securities purchased under resale agreements	5,569	5,569	—	5,569	—
Investment securities held to maturity	15,468	15,382	—	15,382	—
Loans (excluding leases)	15,298	15,291	—	14,791	500
Financial Liabilities:
Deposits:
Noninterest-bearing	$49,922	$49,922	$—	$49,922	$—
Interest-bearing - U.S.	7,684	7,684	—	7,684	—
Interest-bearing - non-U.S.	108,914	108,914	—	108,914	—
Securities sold under repurchase agreements	9,154	9,154	—	9,154	—
Federal funds purchased	98	98	—	98	—
Other short-term borrowings	3,277	3,277	—	3,277	—
Long-term debt	8,841	9,145	—	8,195	950

			Fair-Value Hierarchy
December 31, 2012	Reported Amount	Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$2,590	$2,590	$2,590	$—	$—
Interest-bearing deposits with banks	50,763	50,763	—	50,763	—
Securities purchased under resale agreements	5,016	5,016	—	5,016	—
Investment securities held to maturity	11,379	11,661	—	11,661	—
Loans (excluding leases)	11,121	11,166	—	10,276	890
Financial Liabilities:
Deposits:
Noninterest-bearing	$44,445	$44,445	$—	$44,445	$—
Interest-bearing - U.S.	19,201	19,201	—	19,201	—
Interest-bearing - non-U.S.	100,535	100,535	—	100,535	—
Securities sold under repurchase agreements	8,006	8,006	—	8,006	—
Federal funds purchased	399	399	—	399	—
Other short-term borrowings	4,502	4,502	—	4,502	—
Long-term debt	7,429	7,780	—	6,871	909

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$758	$20	$1	$777	$823	$19	$1	$841
Mortgage-backed securities	26,416	303	257	26,462	31,640	598	26	32,212
Asset-backed securities:
Student loans(1)	15,476	60	396	15,140	16,829	100	508	16,421
Credit cards	9,159	24	49	9,134	9,928	61	3	9,986
Sub-prime	1,434	4	113	1,325	1,557	4	162	1,399
Other	4,264	166	36	4,394	4,583	155	61	4,677
Total asset-backed securities	30,333	254	594	29,993	32,897	320	734	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,153	251	13	10,391	11,119	313	27	11,405
Asset-backed securities	5,438	32	3	5,467	6,180	42	4	6,218
Government securities	3,431	1	2	3,430	3,197	2	—	3,199
Other	4,269	58	19	4,308	4,221	86	1	4,306
Total non-U.S. debt securities	23,291	342	37	23,596	24,717	443	32	25,128
State and political subdivisions	8,157	148	186	8,119	7,384	234	67	7,551
Collateralized mortgage obligations	4,969	87	80	4,976	4,818	151	15	4,954
Other U.S. debt securities	4,955	148	38	5,065	5,072	233	7	5,298
U.S. equity securities	37	6	—	43	28	3	—	31
Non-U.S. equity securities	1	—	—	1	1	—	—	1
Money-market mutual funds	1,148	—	—	1,148	1,183	—	—	1,183
Total	$100,065	$1,308	$1,193	$100,180	$108,563	$2,001	$882	$109,682
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,000	$—	$302	$4,698	$5,000	$—	$8	$4,992
Mortgage-backed securities	114	8	—	122	153	11	—	164
Asset-backed securities:
Student loans(1)	1,294	—	14	1,280	—	—	—	—
Credit cards	68	—	1	67	—	—	—	—
Other	889	1	1	889	16	—	—	16
Total asset-backed securities	2,251	1	16	2,236	16	—	—	16
Non-U.S. debt securities:
Mortgage-backed securities	3,809	121	76	3,854	3,122	85	68	3,139
Asset-backed securities	1,167	19	2	1,184	434	16	1	449
Government securities	15	—	—	15	3	—	—	3
Other	184	—	—	184	167	—	2	165
Total non-U.S. debt securities	5,175	140	78	5,237	3,726	101	71	3,756
State and political subdivisions	66	1	—	67	74	2	—	76
Collateralized mortgage obligations	2,862	202	42	3,022	2,410	259	12	2,657
Total	$15,468	$352	$438	$15,382	$11,379	$373	$91	$11,661

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $46.97 billion and $46.66 billion as of June 30, 2013 and December 31, 2012, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$120	$1	$120	$1
Mortgage-backed securities	10,463	236	1,391	21	11,854	257
Asset-backed securities:
Student loans	2,913	36	7,887	360	10,800	396
Credit cards	4,883	49	—	—	4,883	49
Sub-prime	—	—	1,248	113	1,248	113
Other	546	6	810	30	1,356	36
Total asset-backed securities	8,342	91	9,945	503	18,287	594
Non-U.S. debt securities:
Mortgage-backed securities	672	1	290	12	962	13
Asset-backed securities	604	1	28	2	632	3
Government securities	2,863	2	—	—	2,863	2
Other	1,431	19	—	—	1,431	19
Total non-U.S. debt securities	5,570	23	318	14	5,888	37
State and political subdivisions	2,463	124	1,103	62	3,566	186
Collateralized mortgage obligations	1,398	70	393	10	1,791	80
Other U.S. debt securities	1,259	32	33	6	1,292	38
Total	$29,495	$576	$13,303	$617	$42,798	$1,193
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,698	$302	$—	$—	$4,698	$302
Asset-backed securities:
Student loans	1,074	14	—	—	1,074	14
Credit cards	67	1	—	—	67	1
Other	191	1	—	—	191	1
Total asset-backed securities	1,332	16	—	—	1,332	16
Non-U.S. debt securities:
Mortgage-backed securities	801	5	914	71	1,715	76
Asset-backed securities	398	2	—	—	398	2
Total non-U.S. debt securities	1,199	7	914	71	2,113	78
Collateralized mortgage obligations	641	29	108	13	749	42
Total	$7,870	$354	$1,022	$84	$8,892	$438

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$132	$1	$132	$1
Mortgage-backed securities	3,486	18	865	8	4,351	26
Asset-backed securities:
Student loans	625	6	10,241	502	10,866	508
Credit cards	888	3	—	—	888	3
Sub-prime	—	—	1,346	162	1,346	162
Other	639	13	989	48	1,628	61
Total asset-backed securities	2,152	22	12,576	712	14,728	734
Non-U.S. debt securities:
Mortgage-backed securities	670	3	453	24	1,123	27
Asset-backed securities	973	1	53	3	1,026	4
Other	509	1	—	—	509	1
Total non-U.S. debt securities	2,152	5	506	27	2,658	32
State and political subdivisions	685	9	1,152	58	1,837	67
Collateralized mortgage obligations	347	1	621	14	968	15
Other U.S. debt securities	302	1	33	6	335	7
Total	$9,124	$56	$15,885	$826	$25,009	$882
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,792	$8	$—	$—	$3,792	$8
Non-U.S. debt securities:
Mortgage-backed securities	56	1	956	67	1,012	68
Asset-backed securities	—	—	73	1	73	1
Other	—	—	156	2	156	2
Total non-U.S. debt securities	56	1	1,185	70	1,241	71
Collateralized mortgage obligations	120	1	153	11	273	12
Total	$3,968	$10	$1,338	$81	$5,306	$91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of June 30, 2013:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3	$38	$55	$681
Mortgage-backed securities	112	2,115	5,825	18,410
Asset-backed securities:
Student loans	1,120	6,709	4,493	2,818
Credit cards	2,574	4,366	2,194	—
Sub-prime	25	30	2	1,268
Other	140	2,071	1,406	777
Total asset-backed securities	3,859	13,176	8,095	4,863
Non-U.S. debt securities:
Mortgage-backed securities	226	5,458	183	4,524
Asset-backed securities	306	4,657	326	178
Government securities	2,445	985	—	—
Other	1,175	2,580	553	—
Total non-U.S. debt securities	4,152	13,680	1,062	4,702
State and political subdivisions	669	2,938	3,048	1,464
Collateralized mortgage obligations	149	2,257	1,161	1,409
Other U.S. debt securities	225	4,060	747	33
Total	$9,169	$38,264	$19,993	$31,562
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$—
Mortgage-backed securities	—	25	26	63
Asset-backed securities
Student loans	—	154	170	970
Credit cards	—	10	58	—
Other	—	541	342	6
Total asset-backed securities	—	705	570	976
Non-U.S. debt securities:
Mortgage-backed securities	57	823	—	2,929
Asset-backed securities	65	1,055	47	—
Government securities	15	—	—	—
Other	—	179	—	5
Total non-U.S. debt securities	137	2,057	47	2,934
State and political subdivisions	50	16	—	—
Collateralized mortgage obligations	140	1,208	379	1,135
Total	$327	$4,011	$6,022	$5,108
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents realized gains and losses related to investment securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Gross realized gains from sales of available-for-sale securities	$30	$32	$87	$51
Gross realized losses from sales of available-for-sale securities(1)	(30)	(46)	(82)	(46)

Gross losses from other-than-temporary impairment	—	(21)	—	(46)
Losses reclassified (from) to other comprehensive income	(7)	8	(10)	25
Net impairment losses recognized in consolidated statement of income	(7)	(13)	(10)	(21)
Gains (losses) related to investment securities, net	$(7)	$(27)	$(5)	$(16)

Impairment associated with expected credit losses	$—	$(9)	$—	$(13)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	(6)	—	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(4)	(4)	(8)
Net impairment losses recognized in consolidated statement of income	$(7)	$(13)	$(10)	$(21)

(1) In the three months ended June 30, 2012, we sold all of our Greek securities, which had an aggregate carrying value of approximately $91 million, and recorded a pre-tax loss of $46 million in our consolidated statement of income.
The following table presents activity with respect to net impairment losses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2013	2012
Beginning balance	$124	$113
Plus losses for which other-than-temporary impairment was not previously recognized	6	2
Plus losses for which other-than-temporary impairment was previously recognized	4	19
Less previously recognized losses related to securities sold or matured	(9)	(20)
Ending balance	$125	$114
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
The following describes our process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2013.
U.S. Agency Residential Mortgage-Backed Securities
Our portfolio of U.S. agency residential mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in our consolidated statement of income in the three and six months ended June 30, 2013 or the three and six months ended June 30, 2012. The unrealized losses on these securities as of June 30, 2013 were primarily attributable to changes in interest rates in the three months ended June 30, 2013.
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
We recorded no other-than-temporary impairment on these securities in our consolidated statement of income in the three and six months ended June 30, 2013. Such impairment losses were $3 million and $7 million, all associated with expected credit losses, in the three and six months ended June 30, 2012, respectively.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

We recorded no other-than-temporary impairment on these securities in our consolidated statement of income in the three and six months ended June 30, 2013 or the three and six months ended June 30, 2012. The gross unrealized losses in our FFELP loan-backed securities portfolio as of June 30, 2013 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. When evaluating impairment of these securities, we consider, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 5.1 years as of June 30, 2013. In addition, our total exposure to private student loan-backed securities was less than $900 million as of June 30, 2013. Our evaluation of impairment of these securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.
Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German securities collateralized by auto loans and leases. Our evaluation of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.
In both the three and six months ended June 30, 2013, we recorded other-than-temporary impairment of $6 million on one of these securities (refer to the following paragraph), all associated with management's intent to sell the impaired security prior to its recovery in value. In addition, in the three and six months ended June 30, 2013, we recorded other-than-temporary impairment of $1 million and $4 million, respectively, on non-U.S. mortgage-backed securities, all associated with adverse changes in the timing of expected future cash flows from the securities. During the three and six months ended June 30, 2012, we recorded other-than-temporary impairment of $10 million and $14 million, respectively, substantially related to non-U.S. mortgage-backed securities, with $6 million in both periods (refer to the following paragraph) associated with expected credit losses and $4 million and $8 million, respectively, associated with adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $556 million as of June 30, 2013. We had no direct sovereign debt exposure to any of these countries as of that date, but we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $261 million in Spain, $106 million in Italy, $114 million in Ireland and $75 million in Portugal. As of June 30, 2013, these securities had an aggregate pre-tax net unrealized gain of approximately $33 million, composed of gross unrealized gains of $58 million and gross unrealized losses of $25 million. We recorded the above-mentioned other-than-temporary impairment of $6 million on one of these securities in the three and six months ended June 30, 2013, all associated with management's intent to sell the impaired security prior to its recovery in value. We recorded the above-mentioned other-than-temporary impairment of $6 million on certain of these securities in both the three and six months ended June 30, 2012, associated with expected credit losses.
Our evaluation of potential other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 9% and 18% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions and Other U.S. Debt Securities
Our municipal securities portfolio primarily includes securities issued by U.S. states and their municipalities. Our other U.S. debt securities portfolio is primarily composed of securities issued by U.S. corporations.  A portion of this portfolio is held in connection with our tax-exempt investment program, more fully described in note 9. The gross unrealized losses in each portfolio as of June 30, 2013 were primarily attributable to changes in interest rates in the three months ended June 30, 2013.  When evaluating impairment of a security in these portfolios, we may consider, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting other-than-temporary impairment is recorded in our consolidated statement of income.  We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2013 and June 30, 2012, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In the aggregate, we recorded other-than-temporary impairment of $7 million and $10 million in the three and six months ended June 30, 2013, respectively, compared to $13 million and $21 million in the three and six months ended June 30, 2012, respectively. Of the $7 million and $10 million recorded in the three and six months ended June 30, 2013, $6 million resulted from management's intent to sell an impaired security prior to its recovery in value, and $1 million and $4 million, respectively, resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $13 million and $21 million recorded in the six months ended June 30, 2012, $9 million, and $13 million, respectively, related to expected credit losses, and $4 million and $8 million, respectively, resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the six months ended June 30, 2013, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.63 billion related to 2,738 securities as of June 30, 2013 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Institutional:
Investment funds:
U.S.	$10,871	$8,376
Non-U.S.	2,438	829
Commercial and financial:
U.S.	721	613
Non-U.S.	802	520
Purchased receivables:
U.S.	248	276
Non-U.S.	75	118
Lease financing:
U.S.	359	380
Non-U.S.	752	784
Total institutional	16,266	11,896
Commercial real estate:
U.S.	165	411
Total loans and leases	16,431	12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$16,409	$12,285

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate short-duration advances to our clients included in the investment-funds and commercial-and-financial classes in the institutional segment were $6.18 billion and $3.30 billion as of June 30, 2013 and December 31, 2012, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
June 30, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade	$12,942	$1,445	$323	$1,076	$—	$29	$15,815
Speculative	367	57	—	35	131	5	595
Special mention	—	21	—	—	—	—	21
Total	$13,309	$1,523	$323	$1,111	$131	$34	$16,431

	Institutional				Commercial Real Estate
December 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade	$8,937	$1,041	$394	$1,137	$—	$29	$11,538
Speculative	268	92	—	27	377	5	769
Total	$9,205	$1,133	$394	$1,164	$377	$34	$12,307
Loans and leases are categorized in the rating categories presented in the table above that align with our internal risk-rating framework. Management considers the ratings to be current as of June 30, 2013. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	June 30, 2013			December 31, 2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$11	$136	$147	$11	$411	$422
Collectively evaluated for impairment(1)	16,255	29	16,284	11,885	—	11,885
Total	$16,266	$165	$16,431	$11,896	$411	$12,307

(1) As of both June 30, 2013 and December 31, 2012, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	June 30, 2013			December 31, 2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$197	$224	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	21	—	—	64	—
Total CRE	$130	$198	$—	$197	$322	$—

(1) As of both June 30, 2013 and December 31, 2012, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

	Three Months Ended June 30,				Six Months Ended June 30,
	Average Recorded Investment		Interest Revenue Recognized		Average Recorded Investment		Interest Revenue Recognized
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
With no related allowance recorded:
CRE—property development	$148	$199	$10	$4	$166	$199	$14	$8
CRE—other—acquired credit-impaired	—	6	—	—	—	23	—	—
With an allowance recorded:
CRE—other—acquired credit-impaired	—	—	—	—	—	—	—	—
Total CRE	$148	$205	$10	$4	$166	$222	$14	$8
As of both June 30, 2013 and December 31, 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the six months ended June 30, 2013 and the year ended December 31, 2012, no loans were modified in troubled debt restructurings.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$—	$22
Provisions	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Ending balance	$22	$—	$22	$22	$—	$22

	Six Months Ended June 30,
	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$—	$22
Provisions	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Ending balance	$22	$—	$22	$22	$—	$22

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Six Months Ended June 30,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,941	$36	$5,977	$5,610	$35	$5,645
Divestitures	(7)	—	(7)	—	—	—
Foreign currency translation, net	(45)	(1)	(46)	(34)	—	(34)
Ending balance	$5,889	$35	$5,924	$5,576	$35	$5,611
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Six Months Ended June 30,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,492	$47	$2,539	$2,408	$51	$2,459
Divestitures	(5)	—	(5)	—	—	—
Amortization	(102)	(5)	(107)	(96)	(3)	(99)
Foreign currency translation, net	(19)	(2)	(21)	(25)	(1)	(26)
Ending balance	$2,366	$40	$2,406	$2,287	$47	$2,334
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2013			December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,618	$(859)	$1,759	$2,653	$(755)	$1,898
Core deposits	703	(170)	533	706	(192)	514
Other	242	(128)	114	244	(117)	127
Total	$3,563	$(1,157)	$2,406	$3,603	$(1,064)	$2,539

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets and Other Liabilities
Other Assets:
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Collateral deposits, net	$12,251	$7,649
Unrealized gains on derivative financial instruments, net	6,135	4,556
Bank-owned life insurance	2,014	2,000
Receivable for securities sold	1,666	1
Investments in joint ventures and other unconsolidated entities	1,391	1,405
Accounts receivable	1,214	511
Income taxes receivable	346	252
Deferred tax assets, net of valuation allowance	315	353
Prepaid expenses	297	267
Receivable for securities settlement	194	33
Deposits with clearing organizations	167	174
Other(1)	612	815
Total	$26,602	$18,016

(1)	Included other real estate owned of approximately $57 million and $65 million, respectively.
Accrued Expenses and Other Liabilities:
Accrued expenses and other liabilities as of June 30, 2013 and December 31, 2012 included $5.87 billion and $4.99 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
Note 7. Long-Term Debt
In May 2013, we issued an aggregate of $1.50 billion of long-term debt, composed of $500 million of 1.35% senior notes due May 15, 2018 and $1.0 billion of 3.1% subordinated notes due May 15, 2023. Interest on the 1.35% senior notes and the 3.1% subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 3.1% subordinated notes qualify for inclusion in tier 2 regulatory capital under federal regulatory capital guidelines.
Note 8.    Commitments, Guarantees and Contingencies
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $18.45 billion and $17.86 billion as of June 30, 2013 and December 31, 2012, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 76% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent future cash requirements.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	June 30, 2013	December 31, 2012
Indemnified securities financing	$319,407	$302,341
Stable value protection	28,440	33,512
Asset purchase agreements	4,811	5,063
Standby letters of credit	3,994	4,552
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Aggregate fair value of indemnified securities financing	$319,407	$302,341
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	330,675	312,223
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	85,398	80,224
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	90,703	85,411
In certain cases, we participate in securities finance transactions as a principal. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2013 and December 31, 2012, we had approximately $9.89 billion and $6.83 billion, respectively, of collateral provided and approximately $5.87 billion and $4.99 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
These contingencies are individually accounted for as derivative financial instruments. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 11. As of June 30, 2013, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.

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
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. We may also establish a reserve if we determine that the cost of litigation can be avoided through a settlement. Once established, a reserve is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and a range of reasonably estimable loss are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a range of loss might not be reasonably estimated until the later stages of the proceeding.
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
SSgA
We are currently defending two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The first action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in SSgA collective trust funds between April 2004 and the present. The second action, filed in January 2013, challenges the division of our securities lending-related revenue between common trust funds and State Street in its role as lending agent. It alleges, among other things, that State Street breached its fiduciary duty under ERISA and state common law to investors in those funds. We have established a reserve of $15 million in connection with these matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. The participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million, and if such securities were still held by the participants on such date, the difference would have been approximately $10.8 million as of June 28, 2013. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. We have established a reserve of $10 million in connection with this matter.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Our estimated total revenue worldwide from such services was approximately $150 million for the six months ended June 30, 2013, approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

variously allege violations of the federal securities laws, common law and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. We have not established a reserve with respect to these matters.
Transition Management
In 2011, we identified a limited number of instances in which clients of our U.K. transition management businesses had been intentionally charged amounts in excess of the contractual terms. We conducted an investigation of such business with the assistance of external counsel and accounting firms; and we notified and have reimbursed the limited number of clients which we identified as having been intentionally overcharged. We also reported this matter to the U.K. Financial Conduct Authority, or FCA, and are cooperating with them and the SEC in connection with this matter. We have established reserves in an aggregate amount of $8.5 million for indemnification costs and the potential for a financial penalty in connection with a resolution of this matter with the FCA.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints, collectively, allege various claims in connection with certain assets managed by TAG and custodied with State Street. The complaints included a consolidated putative class action complaint which was dismissed in March 2013 without prejudice to the plaintiff's ability to file a new complaint. We have established a reserve of $9 million in connection with these matters.
Income Taxes
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. Unrecognized tax benefits totaled approximately $95 million as of both June 30, 2013 and December 31, 2012.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of June 30, 2013 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
Note 9.    Variable Interest Entities
Asset-Backed Investment Securities:
We invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which are considered to be VIEs as defined by GAAP. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 3.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2013 and December 31, 2012, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.42 billion and $2.68 billion, respectively, and other short-term borrowings of $2.01 billion and $2.15 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.8 years as of June 30, 2013, compared to approximately 6.9 years as of December 31, 2012.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.05 billion and $666 million, respectively, as of June 30, 2013, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.    Shareholders’ Equity
In March 2013, our Board of Directors approved a program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In the three months ended June 30, 2013, under this program, we purchased approximately 8.5 million shares of our common stock at an average cost of $65.73 per share and an aggregate cost of approximately $560 million. No shares were purchased by us under this program in the three months ended March 31, 2013. As of June 30, 2013, approximately $1.54 billion of our common shares remained available for purchase under the March 2013 program.
In the three months ended March 31, 2013, we purchased approximately 6.5 million shares of our common stock at an average cost of $54.95 per share and an aggregate cost of approximately $360 million, under a previous Board-approved program which ended on March 31, 2013.
In the six months ended June 30, 2013, under both programs, we purchased in the aggregate approximately 15 million shares of our common stock at an average per-share cost of $61.04 and an aggregate cost of approximately $920 million. Shares acquired in connection with our common stock purchase programs which remained unissued as of June 30, 2013 were recorded as treasury stock in our consolidated statement of condition as of June 30, 2013.
The following table presents the after-tax components of accumulated other comprehensive income (loss), or AOCI, as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Net unrealized gains on cash flow hedges	$163	$69
Net unrealized gains on available-for-sale securities portfolio	36	815
Net unrealized losses related to reclassified available-for-sale securities	(89)	(110)
Net unrealized gains (losses) on available-for-sale securities	(53)	705
Net unrealized losses on available-for-sale securities designated in fair value hedges	(123)	(183)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	2	(3)
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(54)	(65)
Unrealized losses on retirement plans	(275)	(283)
Foreign currency translation	(169)	134
Total	$(523)	$360
The following table presents changes in AOCI by component, net of related taxes, in the six months ended June 30:

	Six Months Ended June 30, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	92	(694)	—	9	(2)	(304)	(899)
Amounts reclassified out of AOCI	2	1	—	2	10	1	16
Other comprehensive income (loss)	94	(693)	—	11	8	(303)	(883)
Ending balance	$163	$(174)	$(14)	$(54)	$(275)	$(169)	$(523)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents reclassifications out of AOCI in the three and six months ended June 30, 2013:

	Amount Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cash flow hedges:
Interest-rate contracts, net of related taxes of $1 and $1, respectively	$1	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($2)	—	(3)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related taxes of $2 and $2, respectively	4	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2	—	2	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $3 and $6, respectively	5	10	Compensation and employee benefits expense
Foreign currency translation:
Sale of foreign entities, net of related taxes of $1 and $1, respectively	1	1	Processing fees and other revenue
Total reclassifications out of AOCI	$11	$16
In the six months ended June 30, 2013, we realized net gains of $5 million, or $3 million net of related taxes as presented in the table above, from sales of available-for-sale securities. Unrealized pre-tax gains of $15 million were included in AOCI as of December 31, 2012, net of deferred taxes of $6 million, related to these sales. In the six months ended June 30, 2012, we realized net gains of $5 million from sales of available-for-sale securities. Unrealized pre-tax gains of $17 million were included in AOCI as of December 31, 2011, net of deferred taxes of $7 million, related to these sales.

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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2013 and December 31, 2012, we had recorded approximately $1.26 billion and $1.68 billion, respectively, of cash collateral received from counterparties and approximately $3.25 billion and $1.30 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2013 totaled approximately $1.06 billion, against which we had provided aggregate collateral of approximately $65 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2013 was approximately $991 million. Such accelerated settlement would not affect our consolidated results of operations.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 8, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The securities hedged have a weighted-average life of approximately 6.8 years as of June 30, 2013, compared to 6.9 years years as of December 31, 2012. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on two senior notes and one subordinated note from fixed rates to floating rates. The senior notes mature in 2018 and 2021; one pays fixed interest at a 1.35% annual rate and the other pays fixed interest at a 4.375% annual rate. The subordinated note matures in 2023 and pays fixed interest at a 3.1% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the senior notes and subordinated notes stemming from changes in the benchmark interest rates.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security has a remaining life of approximately 1.3 years as of June 30, 2013, compared to 1.8 years as of December 31, 2012. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$1,355	$1,578
Options and caps purchased	46	68
Options and caps written	46	68
Futures	2,434	1,910
Foreign exchange contracts:
Forward, swap and spot	1,182,949	897,354
Options purchased	3,785	9,454
Options written	3,418	8,734
Credit derivative contracts:
Credit swap agreements	105	27
Other:
Stable value contracts	28,440	33,512
Futures	3	—
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	4,970	3,153
Foreign exchange contracts:
Forward and swap	3,002	3,477

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	June 30, 2013			December 31, 2012
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,598	$122	$2,720	$1,573	$130	$1,703
Long-term debt(1)	2,250	—	2,250	1,450	—	1,450
Total	$4,848	$122	$4,970	$3,023	$130	$3,153

(1) As of June 30, 2013 and December 31, 2012, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $38 million and $174 million, respectively.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.40%	2.65%	3.98%	3.14%

	Six Months Ended June 30,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.57%	2.83%	3.95%	3.19%
For cash flow hedges, any changes in the fair value of the derivative financial instruments remain in AOCI, and are generally recorded in our consolidated statement of income in future periods when earnings are affected by the variability of the hedged cash flow.
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

	Asset Derivatives		Liability Derivatives
	June 30, 2013		June 30, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$11,201	Other liabilities	$11,191
Interest-rate contracts	Other assets	43	Other liabilities	44
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$11,244		$11,244
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$358	Other liabilities	$2
Interest-rate contracts	Other assets	28	Other liabilities	288
Total		$386		$290

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$9,243	Other liabilities	$9,067
Interest-rate contracts	Other assets	61	Other liabilities	61
Other derivative contracts	Other assets	—	Other liabilities	9
Total		$9,304		$9,137
Derivatives designated as hedging instruments:
Interest-rate contracts	Other assets	$162	Other liabilities	$284
Foreign exchange contracts	Other assets	135	Other liabilities	17
Total		$297		$301

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended		Six Months Ended
(In millions)		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$169	$129	$314	$346
Foreign exchange contracts	Processing fees and other revenue	—	(1)	—	(3)
Interest-rate contracts	Trading services revenue	2	—	3	(88)
Interest-rate contracts	Processing fees and other revenue	—	—	—	2
Total		$171	$128	$317	$257

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In millions)
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(159)	$(155)	Investment securities	Processing fees and other revenue	$159	$155
Interest-rate contracts	Processing fees and other revenue	(117)	(132)	Long-term debt	Processing fees and other revenue	105	121
Interest-rate contracts	Processing fees and other revenue	20	21	Available-for-sale securities	Processing fees and other revenue	(20)	(22)
Total		$(256)	$(266)			$244	$254

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(In millions)
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(26)	$4	Investment securities	Processing fees and other revenue	$26	$(4)
Interest-rate contracts	Processing fees and other revenue	(31)	(6)	Available-for-sale securities	Processing fees and other revenue	29	2
Interest-rate contracts	Processing fees and other revenue	56	40	Long-term debt	Processing fees and other revenue	(50)	(37)
Total		$(1)	$38			$5	$(39)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$11	Net interest revenue	$(1)	$(2)	Net interest revenue	$1	$2
Foreign exchange contracts	48	153	Net interest revenue	—	—	Net interest revenue	2	5
Total	$47	$164		$(1)	$(2)		$3	$7

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$2	$3	Net interest revenue	$(1)	$(3)	Net interest revenue	$—	$1
Foreign exchange contracts	1	1	Net interest revenue	—	—	Net interest revenue	—	—
Total	$3	$4		$(1)	$(3)		$—	$1

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of derivative financial instruments and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$71	$(51)	$20	$223	$(19)	$204
Foreign exchange contracts	11,559	(4,583)	6,976	9,378	(3,575)	5,803
Cash collateral netting	—	(861)	(861)	—	(1,451)	(1,451)
Total derivatives	$11,630	$(5,495)	$6,135	$9,601	$(5,045)	$4,556
Other financial instruments:
Resale agreements and securities borrowing(3)	$41,627	$(26,167)	$15,460	$35,658	$(23,809)	$11,849
Total derivatives and other financial instruments	$53,257	$(31,662)	$21,595	$45,259	$(28,854)	$16,405

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,460 million as of June 30, 2013 was $5,569 million of resale agreements and $9,891 million of collateral related to securities borrowing. Included in the $11,849 million as of December 31, 2012 was $5,016 million of resale agreements and $6,833 million of collateral related to securities borrowing. Resale agreements and collateral related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 8 for additional information with respect to principal securities finance transactions.

	June 30, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$6,135	$—	$(34)	$6,101	$4,556	$—	$(105)	$4,451
Resale agreements and securities borrowing	15,460	(205)	(15,192)	63	11,849	(126)	(11,626)	97
Total	$21,595	$(205)	$(15,226)	$6,164	$16,405	$(126)	$(11,731)	$4,548

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of derivative financial instruments and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$332	$(51)	$281	$345	$(19)	$326
Foreign exchange contracts	11,193	(4,583)	6,610	9,084	(3,574)	5,510
Other derivative contracts	9	—	9	9	—	9
Cash collateral netting	—	(904)	(904)	—	(478)	(478)
Total derivatives	$11,534	$(5,538)	$5,996	$9,438	$(4,071)	$5,367
Other financial instruments:
Repurchase agreements and securities lending(3)	$41,193	$(26,167)	$15,026	$36,801	$(23,809)	$12,992
Total derivatives and other financial instruments	$52,727	$(31,705)	$21,022	$46,239	$(27,880)	$18,359

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,026 million as of June 30, 2013 was $9,154 million of repurchase agreements and $5,872 million of collateral related to securities lending. Included in the $12,992 million as of December 31, 2012 was $8,006 million of repurchase agreements and $4,986 million of collateral related to securities lending. Repurchase agreements and collateral related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 8 for additional information with respect to principal securities finance transactions.

	June 30, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$5,996	$—	$(2)	$5,994	$5,367	$—	$—	$5,367
Repurchase agreements and securities lending	15,026	(205)	(14,036)	785	12,992	(126)	(12,067)	799
Total	$21,022	$(205)	$(14,038)	$6,779	$18,359	$(126)	$(12,067)	$6,166

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest revenue:
Deposits with banks	$31	$35	$62	$77
Investment securities:
U.S. Treasury and federal agencies	183	206	377	405
State and political subdivisions	54	54	105	108
Other investments	339	406	680	811
Securities purchased under resale agreements	12	13	25	22
Loans and leases	79	71	135	126
Other interest-earning assets	2	1	3	2
Total interest revenue	700	786	1,387	1,551
Interest expense:
Deposits	27	37	61	90
Short-term borrowings	15	19	31	37
Long-term debt	54	54	110	120
Other interest-bearing liabilities	8	4	13	7
Total interest expense	104	114	215	254
Net interest revenue	$596	$672	$1,172	$1,297

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Expenses
Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Acquisition costs	$19	$15	$34	$28
Restructuring charges, net	11	22	10	30
Total acquisition and restructuring costs	$30	$37	$44	$58
Acquisition Costs
Acquisition costs incurred in the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 were related to previously announced acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2011 and 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $364 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012 and $8 million in the six months ended June 30, 2013.
The charges related to the program included costs related to severance, benefits and outplacement services, as well as costs which resulted from actions taken to reduce our occupancy costs through consolidation of real estate. The charges also included costs related to information technology, including transition fees associated with the expansion of our use of third-party service providers associated with components of our information technology infrastructure and application maintenance and support.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which was substantially complete at the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued implementation of the business operations transformation component of the program, we have identified 1,187 additional involuntary terminations and role eliminations, including 212 in the six months ended June 30, 2013. As of June 30, 2013, we have eliminated 1,115 of these positions.
Expense Control Measures
In December 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $120 million in 2011 and net pre-tax credit adjustments of $(1) million in 2012 in our consolidated statement of income.
 The charges recorded in 2011 included costs related to severance, benefits and outplacement services with respect to both our withdrawal from our fixed-income initiative and the other targeted staff reductions; costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative; and costs for asset and other write-offs related to asset write-downs and contract terminations. In 2011, in connection with the above-described employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of June 30, 2013, we had substantially completed these reductions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012 and $2 million in the six months ended June 30, 2013, which included $11 million in the three months ended June 30, 2013, in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of June 30, 2013, 638 positions had been eliminated through voluntary and involuntary terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Asset and Other Write-Offs	Total
Balance as of December 31, 2012	$195	$49	$5	$13	$262
Additional accruals for Business Operations and Information Technology Transformation program	5	4	(1)	—	8
Additional accruals for 2012 expense control measures	(1)	—	—	3	2
Payments and adjustments	(83)	(10)	(4)	(6)	(103)
Balance as of June 30, 2013	$116	$43	$—	$10	$169
Other Expenses:
Other expenses in the three and six months ended June 30, 2013 included charitable contributions of $34 million and $35 million, respectively, and $2 million and $3 million in the three and six months ended June 30, 2012, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net income	$579	$490	$1,043	$917
Less:
Preferred stock dividends	(6)	(7)	(13)	(14)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(3)	(4)	(6)
Net income available to common shareholders	$571	$480	$1,026	$897

Average common shares outstanding (in thousands):
Basic average common shares	452,176	481,404	453,240	483,165
Effect of dilutive securities: common stock options and common stock awards	8,864	7,114	8,390	5,980
Diluted average common shares	461,040	488,518	461,630	489,145
Anti-dilutive securities(2)	2,330	5,525	2,409	5,678

Earnings per Common Share:
Basic	$1.26	$1.00	$2.26	$1.86
Diluted	1.24	.98	2.22	1.83

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
Note 16.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with these lines of business, is provided in note 24 to the consolidated financial statements included in our 2012 Form 10-K.
The following is a summary of our line of business results for the periods indicated. The “Other” column for 2013 included net acquisition and restructuring costs and certain provisions for litigation exposure. The “Other” column for 2012 included the net realized loss from the sale of all of our Greek investment securities, net acquisition and restructuring costs and certain provisions for litigation exposure. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2012 periods reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,201	$1,086	$—	$—	$—	$—	$1,201	$1,086
Management fees	—	—	277	246	—	—	277	246
Trading services	279	232	17	23	—	—	296	255
Securities finance	117	127	14	16	—	—	131	143
Processing fees and other	66	60	—	(12)	—	—	66	48
Total fee revenue	1,663	1,505	308	273	—	—	1,971	1,778
Net interest revenue	571	653	25	19			596	672
Gains (losses) related to investment securities, net	(7)	19	—	—	—	(46)	(7)	(27)
Total revenue	2,227	2,177	333	292	—	(46)	2,560	2,423
Provision for loan losses	—	(1)	—	—	—	—	—	(1)
Total expenses	1,546	1,512	207	216	45	44	1,798	1,772
Income before income tax expense	$681	$666	$126	$76	$(45)	$(90)	$762	$652
Pre-tax margin	31%	31%	38%	26%			30%	27%
Average assets (in billions)	$203.6	$185.2	$4.1	$3.9			$207.7	$189.1

	Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$2,376	$2,164	$—	$—	$—	$—	$2,376	$2,164
Management fees	—	—	540	482	—	—	540	482
Trading services	536	487	41	48	—	—	577	535
Securities finance	186	215	23	25	—	—	209	240
Processing fees and other	121	145	5	(3)	—	—	126	142
Total fee revenue	3,219	3,011	609	552	—	—	3,828	3,563
Net interest revenue	1,128	1,258	44	39	—	—	1,172	1,297
Gains (losses) related to investment securities, net	(5)	30	—	—	—	(46)	(5)	(16)
Total revenue	4,342	4,299	653	591	—	(46)	4,995	4,844
Provision for loan losses	—	(1)	—	—	—	—	—	(1)
Total expenses	3,132	3,078	433	449	59	80	3,624	3,607
Income before income tax expense	$1,210	$1,222	$220	$142	$(59)	$(126)	$1,371	$1,238
Pre-tax margin	28%	28%	34%	24%			27%	26%
Average assets (in billions)	$204.0	$184.7	$4.0	$3.9			$208.0	$188.6

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
The following table presents our non-U.S. financial results for the periods indicated. Results for 2012 reflect changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Total fee revenue	$811	$731	$1,576	$1,469
Net interest revenue	295	241	568	469
Gains (Losses) related to investment securities, net	(7)	(35)	(10)	(32)
Total revenue	1,099	937	2,134	1,906
Expenses	740	752	1,493	1,518
Income before income taxes	359	185	641	388
Income tax expense	85	49	154	96
Net income	$274	$136	$487	$292
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	June 30, 2013	December 31, 2012
Interest-bearing deposits with banks	$7,808	$20,665
Investment securities	28,875	28,976
Other assets	18,509	13,441
Total non-U.S. assets	$55,192	$63,082

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the condensed consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2013 and 2012 and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Corporation's management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition of the Corporation as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
/s/ Ernst & Young LLP
Boston, Massachusetts
August 6, 2013

FORM 10-Q PART I CROSS-REFERENCE INDEX
The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended June 30, 2013. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2013	—	$—	$—	$2,100
May 1 - May 31, 2013	4,064	65.23	265	1,835
June 1 - June 30, 2013	4,456	66.18	295	1,540
Total	8,520	$65.73	$560	$1,540

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 116 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 6, 2013	By:	/s/ EDWARD J. RESCH
Edward J. Resch,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2013	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Letter agreement dated May 23, 2013 between Michael W. Bell and State Street Corporation (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K filed with the SEC on June 6, 2013 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2013 and 2012, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2013 and 2012, (iii) consolidated statement of condition as of June 30, 2013 and December 31, 2012, (iv) consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2013 and 2012, (v) consolidated statement of cash flows for the six months ended June 30, 2013 and 2012, and (vi) condensed notes to consolidated financial statements.