Form 10-Q
period 2013-09-30
STATE STREET CORP
filed 2013-11-06
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2013 was 439,001,221.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2013

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of September 30, 2013, we had consolidated total assets of $217.18 billion, consolidated total deposits of $154.20 billion, consolidated total shareholders' equity of $20.43 billion and 29,230 employees. With $26.03 trillion of assets under custody and administration and $2.24 trillion of assets under management as of September 30, 2013, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
In July 2013, Moody's Investors Service announced that it had placed the long-term ratings of State Street and State Street Bank on review for possible downgrade.  Moody's made a similar announcement regarding two other major U.S. trust and custody banks.  Other major independent credit rating agencies did not take similar actions. In September 2013, Moody's Investors Service announced that it was continuing to review the long-term ratings of State Street and State Street Bank and the two other major U.S. trust and custody banks. In addition, in August 2013, Moody's also undertook a review of its systemic support assumptions for the eight largest U.S. banks, including State Street.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012, referred to as our 2012 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, all of which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management’s Discussion and Analysis in our 2012 Form 10-K. We did not change these significant accounting policies during the first nine months of 2013.

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

FORWARD-LOOKING STATEMENTS
This Form 10-Q (including statements in this Management's Discussion and Analysis), as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about industry, regulatory, economic and market trends, management's expectations about our financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. Terminology such as “plan,” “expect,” “intend,” “forecast,” “outlook,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties of the current sovereign-debt risks in the U.S., Europe and other regions;

•	financial market disruptions or economic recession, whether in the U.S., Europe, Asia or other regions;

•
increases in the volatility of, or declines in the level of, our net interest revenue, changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities) and the possibility that we may change the manner in which we fund those assets;

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

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, and the possibility of significant reductions in the liquidity or valuation of assets underlying those pools;

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

•
the risks that acquired businesses and joint ventures will not achieve their anticipated financial and operational benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected negative synergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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

•
our ability to control operational risks, data security breach risks, information technology systems risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will prove insufficient, fail or be circumvented;

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
OVERVIEW OF FINANCIAL RESULTS

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	% Change	2013	2012	% Change
Total fee revenue	$1,883	$1,719	10%	$5,711	$5,282	8%
Net interest revenue	546	619	(12)	1,718	1,916	(10)
Gains (losses) related to investment securities, net	(4)	18		(9)	2
Total revenue	2,425	2,356	3	7,420	7,200	3
Provision for loan losses	—	—		—	(1)
Total expenses	1,722	1,415	22	5,346	5,022	6
Income before income tax expense	703	941	(25)	2,074	2,179	(5)
Income tax expense	163	267		491	588
Net income	$540	$674	(20)	$1,583	$1,591	(1)
Adjustments to net income:
Dividends on preferred stock	(7)	(15)		(20)	(29)
Earnings allocated to participating securities	(2)	(5)		(6)	(11)
Net income available to common shareholders	$531	$654		$1,557	$1,551
Earnings per common share:
Basic	$1.20	$1.39		$3.46	$3.23
Diluted	1.17	1.36	(14)	3.40	3.19	7
Average common shares outstanding (in thousands):
Basic	442,860	472,355		449,742	479,536
Diluted	452,154	480,010		458,392	485,813
Cash dividends declared per common share	$.26	$.24		$.78	$.72
Return on average common equity	10.8%	13.3%		10.4%	10.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2013 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our results for the third quarter of 2013 to those for the third quarter of 2012 and for the nine months ended September 30, 2013 to those for the nine months ended September 30, 2012, is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights
In the third quarter of 2013, under a program approved by our Board of Directors in March 2013 which authorizes us to purchase up to $2.10 billion of our common stock through March 31, 2014, we purchased approximately 8.2 million shares of our common stock at an average cost of $68.57 per share and an aggregate cost of approximately $560 million. As of September 30, 2013, approximately $980 million remained available for purchases of our common stock under the March 2013 program. In addition, in the third quarter of 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $115 million, which was paid in October 2013.
Additional information about our common stock purchase program and our common stock dividends, as well as our preferred stock dividends, is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis.
In 2011 and 2012 combined, our Business Operations and Information Technology Transformation program generated approximately $198 million of total pre-tax expense savings compared to our 2010 expenses from operations, all else being equal. In 2013, we expect to achieve incremental pre-tax expense savings of approximately $220 million compared to our 2010 expense base, all else being equal, or approximately $418 million of total pre-tax expense savings compared to our 2010 expense base, all else being equal, under the program since its inception at the end of 2010. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. Additional information about our Business Operations and Information Technology Transformation program is provided under “Consolidated Results of Operations – Expenses” in this Management’s Discussion and Analysis.

Financial Results
Total revenue in the third quarter of 2013 increased 3% compared to the third quarter of 2012, as a combined 10% increase in aggregate servicing fee and management fee revenue and a 10% increase in trading services revenue, due to increases in foreign exchange trading, were partly offset by declines in securities finance revenue and net interest revenue of 19% and 12%, respectively.
Servicing fee revenue in the third quarter of 2013 increased 10% compared to the third quarter of 2012, mainly the result of stronger global equity markets, the addition of revenue from the Goldman Sachs Administration Services, or GSAS, business, acquired in October 2012, and the impact of net new business installed. Servicing fees generated outside the U.S. in each of the third quarter of 2013 and the third quarter of 2012 were approximately 42% of total servicing fees for those periods. Management fee revenue increased 10% compared to the third quarter of 2012, primarily the result of stronger equity markets and the impact of net new business installed. Management fees generated outside the U.S. in the third quarter of 2013 and the third quarter of 2012 were approximately 37% and 35%, respectively, of total management fees for those periods.
In the third quarter of 2013, trading services revenue, composed of revenue generated by foreign exchange trading and revenue generated by brokerage and other trading services, increased 10% compared to the third quarter of 2012. Foreign exchange trading revenue was up 28%, with estimated indirect foreign exchange revenue up 33% and direct sales and trading foreign exchange revenue up 23%, from the prior-year quarter, with all increases mainly the result of higher client volumes and currency volatility, as well as higher spreads. Brokerage and other trading services revenue declined 7% compared to the third quarter of 2012, primarily reflecting the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from decreases in gold prices and net outflows of ETF assets. Securities finance revenue declined 19% in the third quarter of 2013 compared to the third quarter of 2012, generally the result of lower spreads and slightly lower lending volumes.
Net interest revenue in the third quarter of 2013 declined 12% compared to the third quarter of 2012, generally the result of lower yields on earning assets related to lower global interest rates, partly offset by lower funding costs. The decline in net interest revenue also reflected the continued impact of the reinvestment of paydowns on existing investment securities in lower-yielding investment securities. Net interest revenue in the third quarter of 2013 and the third quarter of 2012 included $28 million and $40 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the consolidation of the commercial paper conduits in 2009.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 20 basis points to 1.33% in the third quarter of 2013 from 1.53% in the third quarter of 2012. Continued elevated levels of client deposits, amid continued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

market uncertainty, increased our average interest-earning assets, but negatively affected our net interest margin, as we generally placed a portion of these deposits with central banks and earned the relatively low interest rates paid by the central banks on these balances over the period. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.
Total expenses for the third quarter of 2013 increased 22% compared to the third quarter of 2012. Total expenses for the third quarter of 2013 reflected aggregate credits of $30 million to other expenses, related to gains and recoveries associated with Lehman Brothers-related assets. Total expenses for the third quarter of 2012 reflected a net credit of $277 million, composed of recoveries of $362 million associated with the 2008 Lehman Brothers bankruptcy, partly offset by provisions for litigation exposure and other costs of $85 million. Excluding the credits recorded in the third quarters of 2013 and 2012, total expenses increased 4% in the quarter-to-quarter comparison, to $1.75 billion ($1.72 billion plus $30 million) from $1.69 billion ($1.42 billion plus $277 million).
Compensation and employee benefits expenses were down 1% in the third quarter of 2013 compared to the third quarter of 2012, primarily due to savings associated with the execution of our Business Operations and Information Technology Transformation program and lower benefit costs, partly offset by an increase in costs to support new business and higher incentive compensation. Information systems and communications expenses increased 11% compared to the third quarter of 2012, primarily from the planned transition of certain functions to third-party service providers in connection with the execution of our Business Operations and Information Technology Transformation program and costs to support new business. Transaction processing services expenses were higher by 9%, the result of higher equity market values and higher transaction volumes in the asset servicing business. Finally, other expenses declined 24%, mainly the result of a decline in provisions for litigation exposure and the above-described third-quarter-2013 gains and recoveries associated with Lehman Brothers-related assets. Additional information with respect to our expenses is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In the third quarter of 2013, we secured mandates for approximately $200 billion of new business in assets to be serviced; of the total, $57 billion was installed prior to September 30, 2013, with the remaining $143 billion expected to be installed in the remainder of 2013 and later periods. In the third quarter of 2013, we also installed approximately $39 billion of new business in assets to be serviced that was awarded to us in periods prior to the third quarter of 2013. The new business not installed by September 30, 2013 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in the third quarter of 2013, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.
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
In the third quarter of 2013, SSgA had approximately $15 billion of net lost business in assets to be managed, generally composed of approximately $20 billion of net outflows from active and enhanced equity funds, partly offset by approximately $5 billion of net inflows into ETFs.
An additional $25 billion of new business awarded to SSgA but not installed by September 30, 2013 was not included in our assets under management as of that date, and had no impact on our management fee revenue for the third quarter of 2013, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months of 2013 compared to the same periods in 2012, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

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

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Fee revenue:
Servicing fees	$1,211	$1,100	10%	$3,587	$3,264	10%
Management fees	276	251	10	816	733	11
Trading services:
Foreign exchange trading	147	115	28	464	393	18
Brokerage and other trading services	109	117	(7)	369	374	(1)
Total trading services	256	232	10	833	767	9
Securities finance	74	91	(19)	283	331	(15)
Processing fees and other	66	45	47	192	187	3
Total fee revenue	1,883	1,719	10	5,711	5,282	8
Net interest revenue:
Interest revenue	643	730	(12)	2,030	2,281	(11)
Interest expense	97	111	(13)	312	365	(15)
Net interest revenue	546	619	(12)	1,718	1,916	(10)
Gains (losses) related to investment securities, net	(4)	18		(9)	2
Total revenue	$2,425	$2,356	3	$7,420	$7,200	3
Fee Revenue
Servicing and management fees collectively composed approximately 79% and 77% of our total fee revenue for the third quarter and first nine months of 2013, respectively, compared to 79% and 76%, respectively, for the corresponding periods in 2012. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations.
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
In light of the above, we estimate, assuming all other factors remain constant, that a 10% increase or decrease in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%. If fixed-income security valuations were to increase or decrease by 10%, we would anticipate, assuming all other factors remain constant, a corresponding change of approximately 1% in our total revenue.

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
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,675	1,401	20%	1,667	1,409	18%	1,682	1,441	17%
NASDAQ®	3,641	3,027	20	3,663	3,041	20	3,771	3,116	21
MSCI EAFE®	1,748	1,468	19	1,747	1,474	19	1,818	1,511	20
	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,601	1,367	17%	1,602	1,376	16%
NASDAQ®	3,400	2,954	15	3,416	2,978	15
MSCI EAFE®	1,708	1,470	16	1,707	1,478	15
Servicing Fees
Servicing fees increased 10% for both the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily as a result of stronger global equity markets, the addition of revenue from the GSAS business, acquired in October 2012, and the impact of net new business installed on current-period revenue. The combined daily averages of equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 20% in the third quarter of 2013 compared to the third quarter of 2012, and increased approximately 16% in the year-to-date comparison. For the third quarter and first nine months of 2013, servicing fees generated outside the U.S. were approximately 42% and 41%, respectively, of total servicing fees, compared to approximately 42% for each of the third quarter and first nine months of 2012.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration as of the dates indicated:
ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2013	December 31, 2012	September 30, 2012
Mutual funds	$6,524	$5,852	$5,828
Collective funds	6,013	5,363	4,912
Pension products	5,446	5,339	5,258
Insurance and other products	8,050	7,817	7,443
Total	$26,033	$24,371	$23,441
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2013	December 31, 2012	September 30, 2012
Equities	$13,849	$12,276	$12,021
Fixed-income	8,894	8,885	8,518
Short-term and other investments	3,290	3,210	2,902
Total	$26,033	$24,371	$23,441

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	September 30, 2013	December 31, 2012	September 30, 2012
United States	$18,998	$17,711	$17,066
Other Americas	739	752	703
Europe/Middle East/Africa	5,219	4,801	4,636
Asia/Pacific	1,077	1,107	1,036
Total	$26,033	$24,371	$23,441

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total assets under custody and administration from December 31, 2012 to September 30, 2013 primarily resulted from stronger global equity markets and net client cash inflows, as well as net new business installations. The increase in total assets under custody and administration from September 30, 2012 to September 30, 2013 primarily resulted from stronger global equity markets, net client cash inflows and net new business installations. Asset levels as of September 30, 2013 did not reflect the $143 billion of new business in assets to be serviced that was awarded to us in the third quarter of 2013 but not installed prior to September 30, 2013. The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees increased 10% and 11% during the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012, primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Combined average month-end equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 19% in the third quarter of 2013 compared to the third quarter of 2012, and increased approximately 15% in the year-to-date comparison. For the third quarter and first nine months of 2013, management fees generated outside the U.S. were approximately 37% and 36%, respectively, of total management fees, compared to 35% and 36%, respectively, for the same periods in 2012.
The following tables present the components and geographic mix of assets under management as of the dates indicated:
ASSETS UNDER MANAGEMENT

(In billions)	September 30, 2013	December 31, 2012	September 30, 2012
Passive:
Equities	$867	$755	$727
Fixed-income	282	293	295
Exchange-traded funds(1)	360	337	337
Other(2)	240	215	203
Total passive	1,749	1,600	1,562
Active:(3)
Equities	40	46	46
Fixed-income	14	17	17
Other	52	53	53
Total active	106	116	116
Cash	386	370	387
Total	$2,241	$2,086	$2,065

(1) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
(2) Includes currency, alternatives, assets passed to sub-advisors and multi-asset class solutions.
(3) Decline as of September 30, 2013 compared to December 31, 2012 mainly resulted from net outflows, partly offset by market appreciation and impact of foreign currency translation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	September 30, 2013	December 31, 2012	September 30, 2012
United States	$1,555	$1,410	$1,402
Other Americas(2)	1	21	16
Europe/Middle East/Africa	378	353	342
Asia/Pacific	307	302	305
Total	$2,241	$2,086	$2,065

(1) Geographic mix is based on the location at which the assets are managed.
(2) As of September 30, 2013, substantially all of the assets were managed in the U.S.
The increase in total assets under management as of September 30, 2013 compared to December 31, 2012 resulted from stronger equity market valuations during the nine-month period in the values of the assets managed, partly offset by net lost business of $11 billion. The net lost business of $11 billion was generally composed of approximately $15 billion of net outflows from equity funds, approximately $6 billion of net outflows from ETFs and approximately $8 billion of net outflows from fixed-income and other funds, partly offset by approximately $18 billion of net inflows into managed cash.
The following table presents activity in assets under management for the twelve months ended September 30, 2013:
ASSETS UNDER MANAGEMENT

(In billions)
September 30, 2012	$2,065
Net lost business	(1)
Market appreciation(1)	22
December 31, 2012	2,086
Net lost business	(11)
Market appreciation(1)	166
September 30, 2013	$2,241

(1) Amounts include the impact of foreign currency translation.
The net lost business of $11 billion in the first nine months of 2013 presented in the table did not include $25 billion of new asset management business awarded to SSgA in the third quarter of 2013 but not installed prior to September 30, 2013. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Trading Services
The following table summarizes the components of trading services revenue for the periods indicated:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Foreign exchange trading:
Direct sales and trading	$74	$60	23%	$241	$197	22%
Indirect foreign exchange trading	73	55	33	223	196	14
Total foreign exchange trading	147	115	28	464	393	18
Brokerage and other trading services:
Electronic foreign exchange trading	52	51	2	182	160	14
Other trading, transition management and brokerage	57	66	(14)	187	214	(13)
Total brokerage and other trading services	109	117	(7)	369	374	(1)
Total trading services revenue	$256	$232	10	$833	$767	9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading services revenue is composed of revenue generated by foreign exchange, or FX, trading, as well as revenue generated by brokerage and other trading services. We earn FX trading revenue by acting as a principal market maker. We offer a range of FX products, services and execution models. Most of our FX products and execution services can be grouped into three broad categories, which are further explained below: “direct sales and trading FX,” “indirect FX” and “electronic FX trading.” With respect to electronic FX trading, we provide an execution venue but do not act as agent or principal.
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
The changes in trading services revenue in the third quarter and first nine months of 2013 compared to the same periods in 2012, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue increased 28% and 18% in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily the result of higher client volumes and higher currency volatility, as well as higher spreads. Aggregate client volumes increased 18% and 32% in the quarterly and nine-month comparisons, respectively. In the same comparisons, volatility increased 12% and 8%, respectively.
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
For the third quarter and first nine months of 2013, our estimated indirect FX revenue increased 33% and 14%, respectively. For the third quarter and first nine months of 2013 compared to the same periods in 2012, our direct sales and trading FX revenue increased 23% and 22%, respectively. The increases in all comparisons were mainly the result of higher client volumes and higher currency volatility, as well as higher spreads.
Total brokerage and other trading services revenue declined 7% and 1% in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. Revenue from such electronic FX trading increased 2% and 14% in the third quarter and the first nine months of 2013 compared to the same periods in 2012, mainly due to increases in client volumes. In the third quarter and first nine months of 2013, other trading, transition management and brokerage revenue declined 14% and 13%, respectively, compared to the same periods in 2012. The decrease in the quarterly comparison mainly resulted from a decline in distribution fees associated with the SPDR® Gold ETF, which resulted from decreases in gold prices and net outflows of ETF assets. In the nine-month comparison, the decline in distribution fees associated with the SPDR® Gold ETF and a decline in transition management revenue contributed to the decrease. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Securities Finance
Our agency securities finance business consists of two principal components: an agency lending program for SSgA-managed investment funds with a broad range of investment objectives, which we refer to as the SSgA lending funds, and an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds.

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
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split. In the third quarter and first nine months of 2013, securities finance revenue declined 19% and 15%, respectively, compared to the same periods in 2012, mainly due to lower spreads and slightly lower lending volumes. Average spreads declined 27% and 17% in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012. Securities on loan averaged approximately $316 billion and $320 billion for the third quarter and first nine months of 2013, respectively, compared to approximately $321 billion and $330 billion, respectively, for the same periods in 2012, a 2% and 3% decline, respectively.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue increased 47% and 3% in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012. The increases were primarily the result of higher fee revenue associated with our investment in bank-owned life insurance. The year-to-date increase also benefited from a gain from the sale of an investment by one of our joint ventures. These increases were partly offset in both comparisons by the impact of positive fair-value adjustments recorded in 2012 related to our withdrawal from our fixed-income trading initiative and hedge ineffectiveness recorded in 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended September 30,
	2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$25,270	$29.46%		$26,553	$31.47%
Securities purchased under resale agreements	5,895	8.54		7,773	15.72
Trading account assets	802	—	—	610	—	—
Investment securities	115,552	582	2.02	113,899	658	2.31
Loans and leases	13,859	58	1.66	11,626	58	1.99
Other interest-earning assets	11,927	1.02		8,136	—	—
Average total interest-earning assets	$173,305	$678	1.56	$168,597	$762	1.80
Interest-bearing deposits:
U.S.	$5,735	$1.06%		$11,624	$5.14%
Non-U.S.	99,253	16.06		89,658	32.14
Securities sold under repurchase agreements	8,757	—	—	7,757	—	—
Federal funds purchased	247	—	—	722	—	—
Other short-term borrowings	3,413	15	1.63	4,759	18	1.55
Long-term debt	8,824	59	2.67	6,408	52	3.20
Other interest-bearing liabilities	6,777	6.35		6,359	4.25
Average total interest-bearing liabilities	$133,006	$97.29		$127,287	$111.35
Interest-rate spread			1.27%			1.45%
Net interest revenue—fully taxable-equivalent basis		$581			$651
Net interest margin—fully taxable-equivalent basis			1.33%			1.53%
Tax-equivalent adjustment		(35)			(32)
Net interest revenue—GAAP basis		$546			$619

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$28,014	$91.43%		$25,776	$108.56%
Securities purchased under resale agreements	5,799	33.76		7,735	37.63
Trading account assets	723	—	—	659	—	—
Investment securities	117,877	1,809	2.05	112,109	2,044	2.43
Loans and leases	13,537	193	1.91	11,232	184	2.19
Other interest-earning assets	10,666	4.04		7,253	2.03
Average total interest-earning assets	$176,616	$2,130	1.61	$164,764	$2,375	1.93
Interest-bearing deposits:
U.S.	$9,006	$10.14%		$7,192	$12.22%
Non-U.S.	100,365	68.09		88,250	115.17
Securities sold under repurchase agreements	8,358	—	—	7,828	1.01
Federal funds purchased	303	—	—	835	—	—
Other short-term borrowings	3,894	46	1.55	4,723	54	1.53
Long-term debt	8,146	169	2.77	7,160	172	3.20
Other interest-bearing liabilities	6,517	19.39		6,023	11.25
Average total interest-bearing liabilities	$136,589	$312.30		$122,011	$365.40
Interest-rate spread			1.31%			1.53%
Net interest revenue—fully taxable-equivalent basis		$1,818			$2,010
Net interest margin—fully taxable-equivalent basis			1.38%			1.63%
Tax-equivalent adjustment		(100)			(94)
Net interest revenue—GAAP basis		$1,718			$1,916
For the first nine months of 2013 compared to the first nine months of 2012, average total interest-earning assets increased, mainly the result of the investment of elevated levels of client deposits in purchases of investment securities as well as in interest-bearing deposits with banks. During the past year, our clients have continued to place elevated levels of deposits with us, as low global interest rates have made deposits attractive relative to other investment options. Those client deposits determined to be transient in nature have been placed with various central banks globally, whereas deposits determined to be more stable have been invested in our securities portfolio or elsewhere to support growth in other client-related activities.
Average loans and leases were higher in the same nine-month comparison, due to growth in short-duration advances to our mutual fund clients. Higher levels of cash collateral provided in connection with our role as principal in certain securities finance activities drove other interest-earning assets higher as this business grew. While these activities support our overall profitability, they put downward pressure on our net interest margin.
Net interest revenue decreased 12% for the third quarter of 2013 compared to the third quarter of 2012 and decreased 10% for the first nine months of 2013 compared to the first nine months of 2012. The decreases were primarily the result of lower yields on earning assets related to lower global interest rates, partly offset by lower funding costs. The decreases also reflected the continued impact of the reinvestment of paydowns on existing investment securities in lower-yielding investment securities. These decreases in net interest revenue were partly offset by the impact of growth in the investment portfolio.
Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $1.87 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012 and $106 million in the first nine months of 2013). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though in declining amounts, to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of September 30, 2013 to generate aggregate discount accretion in future periods of approximately $603 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the European Central Bank and other non-U.S. central banks to satisfy reserve requirements, averaged $25.27 billion for the third quarter of 2013, compared to $26.55 billion for the third quarter of 2012. For the first nine months of 2013, such deposits averaged $28.01 billion, compared to $25.78 billion for the first nine months of 2012. Both comparisons reflected the impact of the placement of elevated levels of client deposits, which were determined to be transient in nature and were placed with various central banks globally. In 2013, our investment of these elevated client deposits has been diversified in part through purchases of investment securities. If client deposits remain at or close to current elevated levels, we expect to continue to invest client deposits in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Our average investment securities portfolio increased to $115.55 billion for the third quarter of 2013 from $113.90 billion for the third quarter of 2012, and in the year-to-date comparison increased to $117.88 billion from $112.11 billion. The increases were generally the result of ongoing purchases of securities, partly offset by maturities, sales and paydowns. Period-end portfolio balances are more significantly influenced by the timing of purchases, sales and runoff; as a result, average portfolio balances are a more effective indication of trends in portfolio activity. As of September 30, 2013, securities rated “AAA” and “AA” represented approximately 88% of our investment portfolio, consistent with the composition of our portfolio as of September 30, 2012.
Loans and leases averaged $13.86 billion for the third quarter of 2013 compared to $11.63 billion for the third quarter of 2012, and $13.54 billion for the first nine months of 2013, up from $11.23 billion in the 2012 period. The increases were mainly related to mutual fund lending, which averaged $8.59 billion for the third quarter of 2013 compared to $6.32 billion for the third quarter of 2012. Overall, the proportion of short-duration liquidity declined to approximately 25% of our average loan-and-lease portfolio for the third quarter of 2013 from approximately 27% for the third quarter of 2012. Short-duration advances provide liquidity to clients in support of their investment activities related to securities settlement.
The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Average U.S. short-duration advances	$2,292	$1,813	$2,343	$1,815
Average non-U.S. short-duration advances	1,219	1,319	1,409	1,362
Average total short-duration advances	$3,511	$3,132	$3,752	$3,177
The increases in average short-duration advances for the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 were mainly the result of higher trading volumes and volatility influenced by stronger overall market valuations.
Average other interest-earning assets increased to $11.93 billion for the third quarter of 2013 from $8.14 billion for the third quarter of 2012, and to $10.67 billion from $7.25 billion in the year-to-date comparison. These increases were primarily the result of higher levels of cash collateral provided in connection with our participation in principal securities finance transactions.
Aggregate average interest-bearing deposits increased to $104.99 billion for the third quarter of 2013 from $101.28 billion for the third quarter of 2012, and increased to $109.37 billion from $95.44 billion in the year-to-date comparison. These increases mainly reflected higher levels of interest-bearing demand deposit accounts, as low interest rates worldwide made deposits attractive to our clients relative to other investment options. In addition, non-U.S. transaction accounts associated with new and existing business in assets under custody and administration continued to grow, although there has been a modest decline in non-interest bearing deposits following the expiration of the FDIC's Transaction Account Guarantee, or TAG, program effective December 31, 2012. Future deposit levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average long-term debt increased to $8.82 billion for the third quarter of 2013 from $6.41 billion for the third quarter of 2012, and to $8.15 billion from $7.16 billion in the year-to-date comparison. The increases primarily reflected the issuance of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

$1 billion of extendible notes by State Street Bank in December 2012 and the issuance of $1.5 billion of senior and subordinated debt in May 2013. These increases were partly offset by maturities of $1.75 billion of senior debt in the second quarter of 2012.
 Average other interest-bearing liabilities increased to $6.78 billion for the third quarter of 2013 from $6.36 billion for the third quarter of 2012 and to $6.52 billion from $6.02 billion in the year-to-date comparison, primarily the result of higher levels of cash collateral received from clients in connection with our participation in principal securities finance transactions.
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
Based on market conditions and other factors, we continue to reinvest the proceeds from paydowns and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of global interest rates to dictate what effect our reinvestment program will have on future levels of our net interest revenue and net interest margin.
Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net realized gains from sales of available-for-sale securities	$6	$24	$11	$29
Losses from other-than-temporary impairment	(8)	(4)	(8)	(50)
Losses reclassified (from) to other comprehensive income	(2)	(2)	(12)	23
Net impairment losses recognized in consolidated statement of income	(10)	(6)	(20)	(27)
Gains (losses) related to investment securities, net	$(4)	$18	$(9)	$2
Impairment associated with expected credit losses	(8)	(1)	(8)	(14)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(2)	(5)	(6)	(13)
Net impairment losses recognized in consolidated statement of income	$(10)	$(6)	$(20)	$(27)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first nine months of 2013, we sold approximately $8.09 billion of such investment securities and recorded net realized gains of $11 million. In the first nine months of 2012, we sold approximately $4.21 billion of such investment securities and recorded net realized gains of $29 million.
The net realized gains recorded in the first nine months of 2012 reflected a loss of $46 million from the second-quarter sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million. These securities, which were previously classified as held to maturity, were sold as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains from sales of securities and other-than-temporary impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES
The following table presents the components of expenses for the periods indicated:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Compensation and employee benefits	$903	$916	(1)%	$2,855	$2,922	(2)%
Information systems and communications	235	211	11	707	610	16
Transaction processing services	185	170	9	551	523	5
Occupancy	113	115	(2)	343	349	(2)
Claims resolution	—	(362)		—	(362)
Acquisition costs	18	13		52	41
Restructuring charges, net	12	15		22	45
Other:
Professional services	98	89	10	280	266	5
Amortization of other intangible assets	53	46	15	160	145	10
Securities processing costs	14	2		24	26
Regulator fees and assessments	23	15		55	44
Other	68	185	(63)	297	413	(28)
Total other	256	337	(24)	816	894	(9)
Total expenses	$1,722	$1,415	22	$5,346	$5,022	6
Number of employees at period-end	29,230	29,650
Expenses
Total expenses for the third quarter and first nine months of 2013 increased 22% and 6%, respectively, compared to the third quarter and first nine months of 2012.
Total expenses for the third quarter of 2013 reflected aggregate credits of $30 million in other expenses, presented in "other" in the table above, related to gains and recoveries associated with Lehman Brothers-related assets. Total expenses for the first nine months of 2013 reflected aggregate credits of $57 million (the $30 million described above plus an additional $27 million recorded in the second quarter of 2013) in other expenses, presented in "other" in the nine-month table above, related to recoveries associated with Lehman Brothers-related assets.
Total expenses for the third quarter of 2012 reflected a net credit of $277 million, composed of recoveries of $362 million associated with the 2008 Lehman Brothers bankruptcy, presented separately in the table above, partly offset by provisions for litigation exposure and other costs of $85 million, the latter presented in "other" in the table above.
Excluding the credits of $30 million and $277 million recorded in the third quarters of 2013 and 2012, respectively, as well as the aggregate credits of $57 million recorded in the first nine months of 2013, total expenses in the quarterly and nine-month comparisons increased 4% and 2%, respectively.
The declines in compensation and employee benefits expenses in both comparisons primarily resulted from lower staffing levels and associated savings related to the execution of our Business Operations and Information Technology Transformation program and lower benefit costs, partly offset by expenses to support new business and higher incentive compensation. Compensation and employee benefits expenses in the third quarter and first nine months of 2013 included approximately $22 million and $64 million, respectively, of costs related to our continuing execution of the Business Operations and Information Technology Transformation program, compared to approximately $22 million and $62 million, respectively, for the same periods in 2012. These costs are not expected to recur subsequent to full execution of the program.
The increases in information systems and communications expenses in the third quarter and first nine months of 2013 compared to the same periods in 2012 were primarily the result of the planned transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in transaction processing services expenses in the third quarter and first nine months of 2013 compared to the same periods in 2012 generally reflected higher equity market values and higher transaction volumes in the asset servicing business.
The decreases in other expenses in the third quarter and first nine months of 2013 compared to the same periods in 2012 were mainly the result of a decline in litigation-related provisions. In addition, other expenses for the third quarter and first nine months of 2013 reflected the above-described credits associated with Lehman Brothers-related assets. These credits were partly offset by higher professional services fees, the addition of amortization of other intangible assets associated with the GSAS acquisition, which was completed in October 2012, and, in the quarterly comparison, a higher level of securities processing costs.
Acquisition Costs
For the third quarter and first nine months of 2013, we incurred acquisition costs related to previously disclosed acquisitions of $18 million and $52 million, respectively, compared to $13 million and $41 million, respectively, for the same periods in 2012.
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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $375 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
First nine months of 2013	9	11	(1)	19
Total	$226	$89	$60	$375
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we had substantially completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we have identified 1,234 additional involuntary terminations and role eliminations, including 263 in the first nine months of 2013. As of September 30, 2013, we have eliminated 1,168 of these positions.
In connection with the continuing execution of the program, we achieved approximately $86 million of pre-tax expense savings in 2011, and incremental pre-tax expense savings of approximately $112 million in 2012, compared to our 2010 total expenses from operations. As of December 31, 2012, we have achieved total pre-tax expense savings of approximately $198

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million since the program's inception in 2010. Incremental pre-tax expense savings to be achieved in 2013 are forecasted to be approximately $220 million.
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
These pre-tax savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. The majority of the annual savings will affect compensation and employee benefits expenses. These savings will be modestly offset by increases in information systems and communications expenses as we execute the program.
2011 Expense Control Measures
In the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges and credits of $119 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
2012	3	(9)	5	(1)
Total	$65	$29	$25	$119
Employee-related costs included severance, benefits and outplacement services. We identified 442 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2013, we had substantially completed these reductions.
Costs for the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal, in 2012, we wound down that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to asset write-downs and contract terminations.
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $136 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
First nine months of 2013(1)	(2)	5	3
Total	$127	$9	$136

(1) Total charges included $1 million in the third quarter of 2013.
Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of September 30, 2013, 720 positions had been eliminated through voluntary and involuntary terminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for 2011 expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	9	11	(1)	—	—	19
Additional accruals for 2012 expense control measures	(2)	—	—	—	5	3
Payments and adjustments	(125)	(11)	(4)	—	(8)	(148)
Balance as of September 30, 2013	$77	$49	$—	$—	$10	$136
INCOME TAX EXPENSE
Income tax expense was $163 million in the third quarter of 2013 compared to $267 million in the third quarter of 2012. In the first nine months of 2013 and 2012, income tax expense was $491 million and $588 million, respectively. Our effective tax rate for the first nine months of 2013 was 23.7%, compared to 27.0% for the first nine months of 2012, with the decline mainly the result of the tax effect of the net credit related to recoveries associated with the 2008 Lehman Brothers bankruptcy, which was reflected in results of operations as additional income tax expense in the third quarter of 2012.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 24 to the consolidated financial statements included in our 2012 Form 10-K.
The following tables provide a summary of our line of business results for the periods indicated. The “Other” column for the third quarter and first nine months of 2013 included net acquisition and restructuring costs of $30 million and $74 million, respectively, and certain provisions for litigation exposure and other costs of $5 million and $20 million, respectively. The third quarter and first nine months of 2012 included the $362 million credit related to recoveries associated with the 2008 Lehman Brothers bankruptcy, as well as certain provisions for litigation exposure and other costs of $85 million and $107 million, respectively, and net acquisition and restructuring costs of $28 million and $86 million, respectively. In addition, the first nine months of 2012 included the net realized loss from the sale of all of our Greek investment securities. The amounts in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

“Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

	Quarters Ended September 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2013	2012	% Change Q3 2013 vs. Q3 2012	2013	2012	% Change Q3 2013 vs. Q3 2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,211	$1,100	10%	$—	$—		$—	$—	$1,211	$1,100
Management fees	—	—		276	251	10%	—	—	276	251
Trading services	242	208	16	14	24	(42)	—	—	256	232
Securities finance	69	81	(15)	5	10	(50)	—	—	74	91
Processing fees and other	60	38	58	6	7	(14)	—	—	66	45
Total fee revenue	1,582	1,427	11	301	292	3	—	—	1,883	1,719
Net interest revenue	527	600	(12)	19	19	—	—	—	546	619
Gains (losses) related to investment securities, net	(4)	18		—	—		—	—	(4)	18
Total revenue	2,105	2,045	3	320	311	3	—	—	2,425	2,356
Total expenses	1,496	1,459	3	191	205	(7)	35	(249)	1,722	1,415
Income before income tax expense	$609	$586	4	$129	$106	22	$(35)	$249	$703	$941
Pre-tax margin	29%	29%		40%	34%				29%	40%
Average assets (in billions)	$197.7	$192.1		$3.6	$3.7				$201.3	$195.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2013	2012	% Change 9 mos. 2013 vs. 9 mos. 2012	2013	2012	% Change 9 mos. 2013 vs. 9 mos. 2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$3,587	$3,264	10%	$—	$—		$—	$—	$3,587	$3,264
Management fees	—	—		816	733	11%	—	—	816	733
Trading services	778	695	12	55	72	(24)	—	—	833	767
Securities finance	255	296	(14)	28	35	(20)	—	—	283	331
Processing fees and other	181	183	(1)	11	4	175	—	—	192	187
Total fee revenue	4,801	4,438	8	910	844	8	—	—	5,711	5,282
Net interest revenue	1,655	1,858	(11)	63	58	9	—	—	1,718	1,916
Gains (losses) related to investment securities, net	(9)	48		—	—		—	(46)	(9)	2
Total revenue	6,447	6,344	2	973	902	8	—	(46)	7,420	7,200
Provision for loan losses	—	(1)		—	—		—	—	—	(1)
Total expenses	4,628	4,537	2	624	654	(5)	94	(169)	5,346	5,022
Income before income tax expense	$1,819	$1,808	1	$349	$248	41	$(94)	$123	$2,074	$2,179
Pre-tax margin	28%	28%		36%	27%				28%	30%
Average assets (in billions)	$201.9	$187.2		$3.8	$3.8				$205.7	$191.0
Investment Servicing
Total revenue in the third quarter and first nine months of 2013 for our Investment Servicing line of business, as presented in the preceding tables, increased 3% compared to the third quarter of 2012 and increased 2% in the nine-month comparison. Total fee revenue increased 11% and 8%, respectively, in the same comparisons. The increase in total fee revenue in the quarterly comparison generally resulted from increases in servicing fees, trading services revenue and processing fees and other revenue, partly offset by a decline in securities finance revenue. The increase in the nine-month comparison mainly resulted from increases in servicing fees and trading services revenue, partly offset by a decline in securities finance revenue.
Servicing fees in both the third quarter and first nine months of 2013 increased 10% compared to the same periods in 2012. The increase primarily resulted from stronger global equity markets, the addition of revenue from the October 2012 GSAS acquisition and the impact of net new business installed on current-period revenue.
Trading services revenue in the third quarter and first nine months of 2013 increased 16% and 12%, respectively, compared to the same periods in 2012, mainly due to higher foreign exchange trading revenue associated with higher client volumes and higher currency volatility, as well as higher spreads.
Processing fees and other revenue in the third quarter of 2013 increased 58% compared to the third quarter of 2012, with the increase mainly due to higher fee revenue associated with our investment in bank-owned life insurance. The nine-month comparison showed a slight decline, as the fee revenue from bank-owned life insurance was offset by the impact of positive fair-value adjustments recorded in 2012 related to our withdrawal from our fixed-income trading initiative and hedge ineffectiveness recorded in 2013.
Securities finance revenue in both the third quarter and first nine months of 2013 decreased compared to the same periods in 2012, primarily as a result of lower spreads and slightly lower lending volumes.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net interest revenue in the third quarter and first nine months of 2013 decreased 12% and 11%, respectively, compared to the same periods in 2012. The decrease was primarily driven by lower yields on earning assets related to lower global interest rates, partly offset by lower funding costs. The decrease also reflected the continued impact of the reinvestment of paydowns on existing investment securities in lower-yielding investment securities. A discussion of net interest revenue is provided under "Net Interest Revenue" in "Total Revenue."
Total expenses in the third quarter and first nine months of 2013 increased 3% and 2%, respectively, compared to the same periods in 2012. Both comparisons reflected declines in compensation and employee benefits expenses, primarily driven by savings associated with the execution of our Business Operations and Information Technology Transformation program and lower benefit costs, partly offset by an increase in costs to support new business and higher incentive compensation.
Information systems and communications expenses also increased in both comparisons, primarily the result of the planned transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Transaction processing services expenses increased in the same comparisons, reflective of higher equity market values and higher transaction volumes in the asset servicing business. Other expenses increased in both comparisons, mainly the result of the addition of amortization of other intangible assets associated with the GSAS acquisition and higher regulator fees and assessments, including the new Federal Reserve supervisory assessment fee. A discussion of expenses is provided under "Expenses" in "Consolidated Results of Operations."
Investment Management
Total revenue in the third quarter and first nine months of 2013 for our Investment Management line of business, as presented in the preceding tables, increased 3% compared to the third quarter of 2012 and increased 8% in the nine-month comparison. Total fee revenue increased 3% and 8%, respectively, in the same comparisons, generally reflective of an increase in management fees.
Management fees in the third quarter and first nine months of 2013 increased 10% and 11%, respectively, compared to the same periods in 2012. The increase primarily resulted from stronger equity market valuations and the impact of net new business installed on current-period revenue. Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion.
Trading services revenue decreased in the third quarter and first nine months of 2013 compared to the same periods in 2012, reflecting the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from decreases in gold prices and net outflows of ETF assets.
Total expenses in the third quarter and first nine months of 2013 decreased 7% and 5%, respectively, compared to the same periods in 2012, mainly reflective of third-quarter 2013 credits associated with Lehman Brothers-related assets, partly offset by higher professional services fees.
FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management lines of business. Our clients' needs and our operating objectives determine balance sheet volume, mix, and currency denomination. As our clients execute their worldwide cash management and investment activities, they utilize short-term investments and deposits that constitute the majority of our liabilities. These liabilities are generally in the form of non-interest-bearing demand deposits; interest-bearing transaction account deposits, which are denominated in a variety of currencies; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.
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
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the nine months ended September 30, 2013 and 2012. Additional information about our average statement of condition, primarily our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

(In millions)	Average Balance Nine Months Ended September 30, 2013	Average Balance Nine Months Ended September 30, 2012
Assets:
Interest-bearing deposits with banks	$28,014	$25,776
Securities purchased under resale agreements	5,799	7,735
Trading account assets	723	659
Investment securities	117,877	112,109
Loans and leases	13,537	11,232
Other interest-earning assets	10,666	7,253
Total interest-earning assets	176,616	164,764
Cash and due from banks	3,739	3,798
Other noninterest-earning assets	25,366	22,482
Total assets	$205,721	$191,044
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$9,006	$7,192
Non-U.S.	100,365	88,250
Total interest-bearing deposits	109,371	95,442
Securities sold under repurchase agreements	8,358	7,828
Federal funds purchased	303	835
Other short-term borrowings	3,894	4,723
Long-term debt	8,146	7,160
Other interest-bearing liabilities	6,517	6,023
Total interest-bearing liabilities	136,589	122,011
Noninterest-bearing deposits	34,838	36,401
Other noninterest-bearing liabilities	13,723	12,632
Preferred shareholders’ equity	489	524
Common shareholders’ equity	20,082	19,476
Total liabilities and shareholders’ equity	$205,721	$191,044

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$738	$841
Mortgage-backed securities	24,575	32,212
Asset-backed securities:
Student loans(1)	14,871	16,421
Credit cards	8,626	9,986
Sub-prime	1,266	1,399
Other	4,901	4,677
Total asset-backed securities	29,664	32,483
Non-U.S. debt securities:
Mortgage-backed securities	11,001	11,405
Asset-backed securities	5,467	6,218
Government securities	3,541	3,199
Other	4,600	4,306
Total non-U.S. debt securities	24,609	25,128
State and political subdivisions	9,298	7,551
Collateralized mortgage obligations	5,158	4,954
Other U.S. debt securities	5,045	5,298
U.S. equity securities	39	31
Non-U.S. equity securities	2	1
U.S. money-market mutual funds	680	1,062
Non-U.S. money-market mutual funds	174	121
Total	$99,982	$109,682
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,003	$5,000
Mortgage-backed securities	100	153
Asset-backed securities:
Student loans(1)	1,502	—
Credit cards	531	—
Other	818	16
Total asset-backed securities	2,851	16
Non-U.S. debt securities:
Mortgage-backed securities	4,109	3,122
Asset-backed securities	1,486	434
Government securities	16	3
Other	190	167
Total non-U.S. debt securities	5,801	3,726
State and political subdivisions	61	74
Collateralized mortgage obligations	2,882	2,410
Total	$16,698	$11,379

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
Our portfolio is concentrated in securities with high credit quality, with approximately 88% of the carrying value of the portfolio rated “AAA” or “AA” as of September 30, 2013. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	September 30, 2013	December 31, 2012
AAA(1)	69%	69%
AA	19	19
A	7	7
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2013, the investment portfolio of approximately 10,680 securities was diversified with respect to asset class. Approximately 75% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The asset-backed portfolio, of which approximately 97% of the carrying value was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
Our investment securities portfolio represented approximately 54% of our consolidated total assets as of both September 30, 2013 and December 31, 2012, and the gross interest revenue generated by our investment securities portfolio represented approximately 22% of our consolidated total gross revenue for each of the third quarter and first nine months of 2013, compared to approximately 25% and 26% of our consolidated total gross revenue for the third quarter and first nine months of 2012, respectively.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition as described above, and our loan-and-lease portfolio represents a smaller proportion (approximately 7% and 6% of our consolidated total assets as of September 30, 2013 and December 31, 2012, respectively), in comparison to many other major banking organizations. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio or a portfolio of U.S. Treasury securities. For example, under the July 2013 Basel III final rule, after-tax changes in the fair value of investment securities classified as available for sale will be included in the determination of tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the Basel III final rule.
Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio as of September 30, 2013 was composed of non-U.S. debt securities. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	September 30, 2013	December 31, 2012
Available for Sale:
United Kingdom	$10,264	$10,263
Australia	3,609	4,035
Netherlands	3,338	3,006
Canada	2,121	2,274
France	1,560	1,364
Japan	1,037	1,173
Germany	995	1,836
Korea	575	257
Norway	371	210
Finland	265	259
Mexico	133	70
Sweden	74	72
Other	267	309
Total	$24,609	$25,128
Held to Maturity:
Australia	$2,260	$2,189
United Kingdom	1,231	920
Netherlands	901	—
Germany	575	—
Italy	269	276
Spain	205	209
Luxembourg	102	—
Other	258	132
Total	$5,801	$3,726
Approximately 88% and 87% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2013 and December 31, 2012, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. Approximately 72% of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk. As of September 30, 2013, these non-U.S. debt securities had an average market-to-book ratio of 101.3%, and an aggregate pre-tax net unrealized gain of approximately $378 million, composed of gross unrealized gains of $476 million and gross unrealized losses of $98 million. These unrealized amounts included a pre-tax net unrealized gain of $298 million, composed of gross unrealized gains of $328 million and gross unrealized losses of $30 million, associated with non-U.S. debt securities available for sale.
As of September 30, 2013, the underlying collateral for these mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were mainly composed of Canadian government securities. The securities listed under “France” were mainly composed of corporate debt and asset-backed securities. The securities listed under “Japan” were substantially composed of Japanese government securities. The “other” category of available-for-sale securities included approximately $65 million and $105 million of securities as of September 30, 2013 and December 31, 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $130 million of securities as of both September 30, 2013 and December 31, 2012 related to Portugal and Ireland, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of September 30, 2013 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $732 million, including approximately $570 million of mortgage- and asset-backed securities with an aggregate pre-tax net unrealized gain of approximately $39 million as of September 30, 2013, composed of gross unrealized gains of $63 million and gross unrealized losses of $24 million. We recorded no other-than-temporary impairment on any of these securities in the third quarter of 2013. We recorded other-than-temporary impairment of $6 million on certain of these securities in our consolidated statement of income in the first nine months of 2013, all in the second quarter of 2013, associated with management's intent to sell an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

impaired security prior to its recovery in value. We recorded no other-than-temporary impairment on any of these securities in the third quarter of 2012. We recorded other-than-temporary impairment of $6 million on certain of these securities in our consolidated statement of income in the first nine months of 2012, all in the second quarter of 2012, associated with expected credit losses.
Eurozone crisis tensions appeared to ease in the third quarter of 2013, following renewed volatility at the end of the first quarter of 2013. Economic performance remains weak in Spain, Italy, Ireland and Portugal.  Throughout the sovereign debt crisis, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.
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
 Municipal Securities
We carried an aggregate of approximately $9.36 billion and $7.63 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of September 30, 2013 and December 31, 2012, respectively. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. We also provided approximately $8.12 billion and $8.49 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement as of the same dates. The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $17.48 billion and $16.12 billion as of September 30, 2013 and December 31, 2012, respectively, across our businesses as of the dates indicated, grouped by state to display geographic dispersion:

September 30, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,250	$1,688	$2,938	17%
New York	835	965	1,800	10
Massachusetts	964	762	1,726	10
California	253	1,228	1,481	8
Maryland	188	650	838	5
Total	$3,490	$5,293	$8,783

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2012	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,091	$1,957	$3,048	19%
New York	486	973	1,459	9
Massachusetts	869	508	1,377	9
California	190	1,158	1,348	8
New Jersey	867	—	867	5
Florida	148	680	828	5
Total	$3,651	$5,276	$8,927
Our aggregate municipal securities exposure as of September 30, 2013 presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 82% of the obligors rated “AAA” or “AA” as of September 30, 2013. As of that date, approximately 65% and 33% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our assessment of other-than-temporary impairment of our municipal securities is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Impairment
Impairment exists when the fair value of an individual security is below its amortized cost basis. Impairment of an available-for-sale security or a held-to-maturity security is further assessed to determine whether such impairment is other-than-temporary. When the impairment is deemed to be other-than-temporary, we record the loss in our consolidated statement of income. In addition, for debt securities available for sale and held to maturity, we record impairment in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).
The following table presents the amortized cost and fair value, and associated net unrealized gains and losses, of investment securities available for sale and held to maturity as of the dates indicated:

	September 30, 2013(1)			December 31, 2012(1)
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(2)	$99,747	$235	$99,982	$108,563	$1,119	$109,682
Held to maturity(2)	16,698	(155)	16,543	11,379	282	11,661
Total investment securities	116,445	80	116,525	119,942	1,401	121,343
Net after-tax unrealized gain		$45			$885

(1) Amounts as of September 30, 2013 and December 31, 2012 excluded the remaining net unrealized losses primarily related to reclassifications of securities available for sale to securities held to maturity in 2008, recorded in accumulated other comprehensive income within shareholders' equity in our consolidated statement of condition. Refer to note 10 to the consolidated financial statements included in this Form 10-Q.
(2) Securities available for sale are carried at fair value, with after-tax net unrealized gains and losses recorded in accumulated other comprehensive income. Securities held to maturity are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
The declines in the net unrealized gains as of September 30, 2013 compared to December 31, 2012 presented above were primarily attributable to changes in interest rates in 2013.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation, more fully described in note 3 to the consolidated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

financial statements included in this Form 10-Q, of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
In the aggregate, we recorded other-than-temporary impairment of $10 million and $20 million in the third quarter and first nine months of 2013, respectively, compared to $6 million and $27 million in the third quarter and first nine months of 2012, respectively. Additional information with respect to this other-than-temporary impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of June 30, 2013, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 23% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of September 30, 2013 included an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our recent more positive outlook for U.S. national housing prices, our sensitivity analysis indicates, as of September 30, 2013, that our investment securities portfolio is currently less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates, than it was as of December 31, 2012.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 10% and 18% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of September 30, 2013, other-than-temporary impairment could increase by a range of approximately $13 million to $39 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first nine months of 2013, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of September 30, 2013 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these net unrealized losses and our assessment of impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Institutional:
U.S.	$12,091	$9,645
Non-U.S.	3,321	2,251
Commercial real estate:
U.S.	166	411
Total loans and leases	15,578	12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$15,556	$12,285
Additional information about these loan-and-lease segments, including underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2012 Form 10-K.
During the third quarter of 2013, we further diversified our loan-and-lease exposure by investing in the non-investment-grade lending market through participations in loan syndications. These senior secured bank loans, which are included in the commercial-and-financial class within the institutional segment presented in the table above, totaled approximately $375 million as of September 30, 2013. In addition, as of the same date, we had binding unfunded commitments totaling an additional $139 million to participate in such syndications. We expect to increase our level of participation in these loan syndications in future periods. We had no investment in senior secured bank loans as of December 31, 2012.
These loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 90% of the loans rated “BB” or “B.” These loans present more significant exposure to potential credit losses. However, we seek to mitigate such exposure, in part through the limitation of our investment to larger, more liquid credits underwritten by major global financial institutions, the application of our internal credit analysis process to each potential investment, and diversification by counterparty and industry segment. As of September 30, 2013, we had no allowance for loan losses with respect to these commercial-and-financial loans.
Aggregate short-duration advances to our clients included in the institutional segment were $4.65 billion and $3.30 billion as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, unearned income deducted from our investment in leveraged lease financing was $124 million and $131 million, respectively, for U.S. leases and $306 million and $334 million, respectively, for non-U.S. leases.
As of September 30, 2013 and December 31, 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first nine months of 2013 or in all of 2012.
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
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 18% and 22% of our consolidated total assets as of September 30, 2013 and December 31, 2012, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2013
United Kingdom	$13,353	$1,488	$14,841
Australia	6,993	336	7,329
Netherlands	4,372	545	4,917
Germany	2,968	164	3,132
Japan	2,951	161	3,112
Canada	2,257	445	2,702
France	1,864	611	2,475
December 31, 2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230
There were no aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of September 30, 2013. Aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of December 31, 2012 totaled approximately $1.81 billion and $1.70 billion to France and Luxembourg, respectively.
Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt exposure to these countries in our investment securities portfolio as of September 30, 2013. We had aggregate indirect exposure in the portfolio of approximately $732 million as of September 30, 2013, including $570 million of mortgage- and asset-backed securities, composed of $269 million in Spain, $106 million in Italy, $118 million in Ireland and $77 million in Portugal.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents our cross-border outstandings in each of these countries as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2013
Ireland	$391	$272	$663
Italy	619	4	623
Spain	269	26	295
Portugal	77	—	77
December 31, 2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
As of September 30, 2013, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any other-than-temporary impairment associated with expected credit losses, or provisions for loan losses, with respect to any of our exposure to these countries as of September 30, 2013.
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
The following table presents regulatory capital ratios and the related components of capital and total risk-weighted assets for State Street and State Street Bank as of the dates indicated. As of September 30, 2013, State Street and State Street Bank met all capital adequacy requirements to which they were subject, and regulatory capital ratios for State Street and State Street Bank exceeded the currently applicable regulatory minimum and “well capitalized” thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Currently Applicable Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Risk-based ratios:
Tier 1 capital	4%	6%	17.3%	19.1%	16.1%	17.3%
Total capital	8	10	19.8	20.6	18.8	19.1
Tier 1 leverage ratio	4	5	7.2	7.1	6.5	6.3
Tier 1 capital			$13,911	$13,760	$12,419	$12,044
Total capital			15,919	14,829	14,515	13,306
Adjusted risk-weighted assets and market risk equivalent assets:
On-balance sheet assets			63,426	58,238	60,376	55,949
Off-balance sheet equivalent assets			15,696	13,155	15,703	13,144
Market risk equivalent assets			1,240	519	1,240	445
Total risk-weighted assets			$80,362	$71,912	$77,319	$69,538
Adjusted quarterly average assets			$193,436	$192,817	$189,935	$189,780

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
As of September 30, 2013, State Street's and State Street Bank's tier 1 risk-based and total risk-based ratios declined compared to December 31, 2012, primarily the result of increases in total risk-weighted assets. State Street's tier 1 capital in the same comparison increased slightly, as the positive effect of net income and other comprehensive income was partly offset by purchases by us of our common stock and declarations of common stock dividends in the first nine months of 2013. The increases in State Street's and State Street Bank's total capital in the same comparison were primarily the result of the May 2013 issuance of $1 billion of subordinated debt, which qualifies as tier 2 capital. The increases in total risk-weighted assets for both entities as of September 30, 2013 compared to December 31, 2012 were primarily associated with higher on-balance sheet assets, due to higher levels of loans and other assets, as well as an increase in off-balance sheet equivalent assets, mainly associated with an increase in exposure associated with our participation in principal securities finance transactions. The increases in the tier 1 leverage ratios for both entities as of September 30, 2013 compared to December 31, 2012 mainly resulted from the increases in tier 1 capital, partly offset by slight increases in adjusted quarterly average assets, as balance sheet levels remained elevated in 2013.
Common Stock
In the third quarter of 2013, under a program approved by our Board of Directors in March 2013 which authorizes us to purchase up to $2.10 billion of our common stock through March 31, 2014, we purchased approximately 8.2 million shares of our common stock at an average cost of $68.57 per share and an aggregate cost of approximately $560 million. From April 1, 2013 through September 30, 2013, we purchased approximately 16.7 million shares of our common stock under this program at an average per-share and aggregate cost of $67.12 and $1.12 billion, respectively. As of September 30, 2013, approximately $980 million remained available for purchases of our common stock under the March 2013 program.
In the first quarter of 2013, we completed a $1.80 billion program, authorized by the Board in March 2012, with our purchase of 6.5 million shares at an average per-share and aggregate cost of $54.95 and approximately $360 million, respectively.
In the first nine months of 2013, under the March 2013 and March 2012 programs, we purchased in the aggregate approximately 23.2 million shares of our common stock at an average per-share cost of $63.69 and an aggregate cost of approximately $1.48 billion.
In the third quarter of 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $115 million, which was paid in October 2013. In the first nine months of 2013, we declared aggregate common stock dividends of $0.78 per share, totaling approximately $350 million, compared to aggregate common stock dividends of $0.72 per share, totaling approximately $346 million, declared in the first nine months of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Preferred Stock
In the third quarter of 2013, we declared a quarterly dividend on our non-cumulative perpetual preferred stock, Series C, of $1,312.50 per share, or approximately $0.33 per depositary share (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C), totaling approximately $7 million. In the first nine months of 2013, we declared aggregate dividends on our perpetual preferred stock, Series C, of $3,937.50 per share, or approximately $0.98 per depositary share, totaling approximately $20 million. In both the third quarter and first nine months of 2012, dividends on our perpetual preferred stock, Series C, totaled approximately $8 million. In the third quarter and first nine months of 2012, we declared dividends on our non-cumulative perpetual preferred stock, Series A, totaling approximately $7 million and $21 million, respectively. We redeemed our perpetual preferred stock, Series A, in the fourth quarter of 2012.
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
In 2007, U.S. banking regulators jointly issued final rules to implement the Basel II framework in the U.S. The framework does not supersede or change the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S., and explicitly reserves the regulators' authority to require organizations to hold additional capital where appropriate. Prior to full implementation of the Basel II framework, State Street is required to complete a defined qualification period, during which it must demonstrate that it complies with the related regulatory requirements to the satisfaction of the Federal Reserve. State Street entered its qualification period in 2010.
Basel III Framework
In 2010, in response to the financial crisis and ongoing global financial market dynamics, the Basel Committee proposed two significant reforms to the Basel II capital framework. The first reform was composed of changes to the market risk capital framework associated with Basel I, and was referred to as Basel 2.5; the second reform was composed of comprehensive revisions and enhancements to Basel II, which became known as Basel III.
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
In August 2012, U.S. banking regulators jointly issued a final market risk capital rule to implement the new market risk capital framework in the U.S. The new market risk capital rule, which was effective beginning on January 1, 2013, supplements Basel I and Basel II, and replaces the prior market risk capital framework under Basel I and Basel II in place since 1998, by requiring banking organizations with significant trading activities, as defined in the rule, to adjust their regulatory risk-based capital ratios to reflect the market risk inherent in their trading activities. Among other things, the final rule requires the use of internal models to calculate daily measures of Value-at-Risk, or VaR, that reflect general market risk for certain trading positions defined as “covered positions,” as well as stressed VaR-based measures to supplement the VaR-based measures.
Our adoption of the new market risk capital rule on January 1, 2013 did not significantly affect our or State Street Bank's

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
In June 2012, U.S. banking regulators introduced Basel III by issuing proposed revisions to the existing Basel II framework. These proposals were intended to incorporate the above-described revisions and enhancements proposed by the Basel Committee, and implement relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, in order to restructure the U.S. capital rules into a harmonized, codified regulatory capital framework.
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
Under the Basel III final rule, a banking organization would be able to make capital distributions and discretionary bonus payments without specified limitations as long as it maintains the required capital conservation buffer of 2.5% over each of the minimum tier 1 and total risk-based capital ratios and the common equity tier 1 capital ratio (plus any potentially applicable countercyclical capital buffer). Banking regulators would establish the minimum countercyclical capital buffer, which is initially set at zero, up to a maximum of 2.5% above the minimum ratios inclusive of the capital conservation buffer, under certain economic conditions. As of January 1, 2019, the date that full implementation is required, and assuming no countercyclical buffer, the minimum Basel III capital ratios, including the capital conservation buffer, will be 8.5% for tier 1 risk-based capital, 10.5% for total risk-based capital, and 7% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Each of these Basel III ratios is calculated differently under the Basel III final rule than those similar ratios calculated under Basel I, and therefore these Basel III ratios are not comparable with the Basel I ratios presented in the foregoing table at the beginning of this "Regulatory Capital" section.
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
The following table presents State Street's tier 1 common ratio as of September 30, 2013, calculated using Basel I standards, and our estimated tier 1 common ratios as of September 30, 2013, calculated in conformity with the Basel III final rule under both the standardized approach and the advanced approach. These estimated Basel III tier 1 common ratios are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present interpretations, expectations and understanding of the Basel III final rule, as we currently understand the final rule's impact. As indicated above, under the Basel III final rule, we will be subject to the lower of our tier 1 common ratio calculated under the standardized approach and such ratio calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.

September 30, 2013	Currently Applicable Regulatory Requirements(1)	Basel III Final Rule Standardized Approach (Estimated)(2)	Basel III Final Rule Advanced Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$13,911	$13,199	$13,199
Less:
Trust preferred capital securities	950	475	475
Preferred stock	490	490	490
Plus:
Other	—	56	56
Tier 1 common capital	12,471	12,290	12,290
Total risk-weighted assets	80,362	120,454	108,954
Tier 1 common ratio	15.5%	10.2%	11.3%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5%	4.5%
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5	2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0	7.0

(1) Using Basel I standards, the tier 1 common ratio was calculated by dividing (a) tier 1 risk-based capital, calculated in conformity with Basel I, less non-common elements including qualifying trust preferred capital securities and qualifying perpetual preferred stock, or tier 1 common capital, by (b) total risk-weighted assets, calculated in conformity with Basel I.
(2) As of September 30, 2013, for purposes of the calculations in conformity with the Basel III final rule, capital and total risk-weighted assets under both the standardized approach and the advanced approach were calculated using our estimates, based on the provisions of the final rule expected to affect capital in 2014. The tier 1 common ratio was calculated by dividing (a) tier 1 common capital, as described in footnote (1), but with tier 1 risk-based capital calculated in conformity with the final rule, by (b) total risk-weighted assets, calculated in conformity with the Basel III final rule. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present interpretations, expectations and understanding of the final rule, as we currently understand the final rule's impact.
• Under both the standardized and advanced approaches, tier 1 risk-based capital decreased by $712 million, as a result of applying the estimated effect of the Basel III final rule to Basel I tier 1 risk-based capital of $13.911 billion as of September 30, 2013.
• Under both the standardized and advanced approaches, estimated tier 1 common capital used in the calculation of the tier 1 common ratio was $12.290 billion, reflecting the adjustments to Basel I tier 1 risk-based capital described in the first bullet above. Tier 1 common capital used in the calculation was therefore calculated as adjusted tier 1 risk-based capital of $13.199 billion less non-common elements of capital, composed of trust preferred capital securities of $475 million, preferred stock of $490 million, and other adjustments of $56 million as of September 30, 2013, resulting in estimated tier 1 common capital of $12.290 billion. As of September 30, 2013, there was no qualifying minority interest in subsidiaries.
• Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $40.092 billion as a result of applying the provisions of the Basel III final rule to Basel I total risk-weighted assets of $80.362 billion as of September 30, 2013. Under the advanced approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $28.592 billion as a result of applying the provisions of the final rule to Basel I total risk-weighted assets of $80.362 billion as of September 30, 2013.
The primary differences between total risk-weighted assets under Basel I and total risk-weighted assets under the Basel III final rule include the following: under Basel I, credit risk is quantified using pre-determined risk weights and asset classes, and in part, uses external credit ratings, while the Basel III final rule, specifically the standardized and advanced approaches, introduces a broader range of pre-determined risk weights and asset classes, uses certain alternatives to external credit ratings, includes additional adjustments for operational risk (under the advanced approach) and counterparty credit risk, and revises the treatment of equity exposures. In particular, asset

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

securitization exposures receive higher risk weights under both the standardized and advanced approaches in the Basel III final rule compared to Basel I.
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for global systemically important banks prescribed by the Basel Committee (refer to "Systemically Important Banks" below); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
The estimated Basel III tier 1 common ratio as of September 30, 2013 presented above, calculated under the advanced approach in conformity with the Basel III final rule, reflects calculations and determinations with respect to our capital and related matters as of September 30, 2013, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of September 30, 2013, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this re-evaluation could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our consolidated results of operations by reducing our net interest revenue.
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
In addition, the qualification of trust preferred capital securities as tier 1 capital will be phased out over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over multi-year transition period beginning on January 1, 2016. We had trust preferred capital securities of $950 million outstanding as of September 30, 2013.
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
Under Basel I, the tier 1 leverage ratio is calculated by dividing tier 1 capital by adjusted quarterly average assets. While Basel II did not incorporate a leverage ratio, the Basel III final rule provides for a leverage ratio similar to Basel I, as well as a supplementary leverage ratio for advanced approaches banking organizations. This supplementary leverage ratio adds certain off-balance sheet exposures, such as those related to derivative contracts and unfunded lending commitments, to the denominator of the ratio calculation.
Under the July 2013 NPR, covered bank holding companies would be required to maintain a supplementary tier 1 leverage ratio of at least 5%, which is 2% above the similar minimum Basel III supplementary tier 1 leverage ratio of 3%. Failure to exceed the 5% supplementary tier 1 leverage ratio would subject covered bank holding companies to restrictions on capital distributions and discretionary bonus payments. In addition to the leverage buffer for covered bank holding companies, the July 2013 NPR would require insured depository institution subsidiaries of covered bank holding companies, like State Street Bank, to maintain a 6% supplementary tier 1 leverage ratio to be considered "well capitalized." State Street is among the eight largest, most systemically significant U.S. banking organizations to which the July 2013 NPR would apply, if finalized as currently proposed. The July 2013 NPR would not apply to all banking organizations with which we compete. If finalized as currently proposed, the new supplementary tier 1 leverage ratio requirements will be effective beginning on January 1, 2018. The July 2013 NPR is a proposed rule, and remains subject to interpretation, regulatory guidance, industry and other comment and issuance in the form of a final rule.
Liquidity Coverage and Net Stable Funding Ratios
In October 2013, U.S. banking regulators issued an NPR intended to implement in the U.S. the Basel Committee's Liquidity Coverage Ratio, or LCR. The proposed LCR standard is intended to promote the short-term resilience of the liquidity risk profile of internationally active banking organizations, improving the banking industry's ability to absorb shocks arising from financial and economic stress, and improving the measurement and management of liquidity risk. Among other things, the proposed LCR standard would require a covered banking organization to maintain an amount of high-quality liquid assets, or HQLA, equal to or greater than 100% of the banking organization’s total net cash outflows over a 30-calendar-day period of significant liquidity stress, as defined. The October 2013 NPR would be phased in beginning on January 1, 2015, with full implementation by January 1, 2017. As an internationally active banking organization, State Street expects to be subject to the LCR standard.
The October 2013 NPR is a proposed rule and remains subject to interpretation, regulatory guidance, industry and other comment and issuance in the form of a final rule. The specification of the various elements of the LCR in the final rule, such as the eligibility of assets as HQLA, the calculation of net outflows and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients.
The Basel Committee has also proposed a Net Stable Funding Ratio, or NSFR, which will establish a one-year liquidity standard representing the proportion of long-term assets funded by long-term stable funding, scheduled for global implementation in 2018. U.S. banking regulators have not yet issued a proposal to implement the NSFR.
Systemically Important Banks
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 28 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between 1% and 2.5%, above the Basel III minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2012, the FSB designated us as a category-1 organization, with a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. U.S. banking regulators have not yet issued a proposal to implement the G-SIB capital surcharge.
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
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period at a level consistent with the solvency of a firm with our target “Aa3/AA-” senior bank debt rating. Economic capital requirements are one of several important measures used by management and our Board to assess the adequacy of our capital levels in relation to State Street's risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.
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
We generally manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has broader access to funding products and markets limited to banks, specifically the federal funds market and the Federal Reserve's

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

discount window. The parent company is managed to a more conservative liquidity profile, reflecting narrower market access. The parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period.
The sources of our liquidity consist primarily of (1) access to the global capital markets and (2) liquid assets carried in our consolidated statement of condition. Our ability to source incremental funding at reasonable rates of interest from wholesale investors in the capital markets is the first source of liquidity we would access to accommodate our uses of liquidity described below. Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales.
In addition, State Street Bank is a member of the Federal Home Loan Bank of Boston. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions. No Federal Home Loan Bank advances were outstanding as of September 30, 2013 or December 31, 2012.
Each of the above-described sources of liquidity is used in our management of daily cash needs and is available in a crisis scenario should we need to accommodate potential large, unexpected demand for funds.
Significant uses of our liquidity generally result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Client deposits are generated mainly from our investment servicing activities, and are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits. Most of the client deposits are payable on demand or are short-term in nature, which characteristics mean that withdrawals can potentially occur quickly and in significant amounts. Similarly, clients can request disbursement of funds under commitments to extend credit, or can overdraw their deposit accounts rapidly and in significant volumes. In addition, a sizeable volume of unanticipated funding requirements, such as significant draw-downs of existing lines of credit, could require additional liquidity. These demands on liquidity can be more substantial during periods of market disruption or uncertainty.
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
In managing our liquidity, from time to time we issue term wholesale certificates of deposit, or CDs, and invest those funds in short-duration financial instruments, which are carried in our consolidated statement of condition and which would be available to meet our cash needs. As of September 30, 2013, no CDs were outstanding, compared to $13.56 billion as of December 31, 2012, as client deposits remained stable.
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
As of September 30, 2013, the value of our consolidated net liquid assets, as we define them, totaled $127.81 billion, compared to $149.02 billion as of December 31, 2012. For the third quarter and first nine months of 2013, consolidated average net liquid assets were $108.48 billion and $113.57 billion, respectively, compared to $117.02 billion and $114.06 billion for the third quarter and first nine months of 2012, respectively. Due to the unusual size and volatile nature of client deposits as of quarter-end, we maintained cash balances in excess of regulatory requirements of approximately $30.39 billion at the Federal Reserve, the ECB and other non-U.S. central banks as of September 30, 2013, compared to $41.11 billion as of December 31, 2012. As of September 30, 2013, the value of the parent company's net liquid assets totaled $2.98 billion, compared with $3.80 billion as of December 31, 2012. The parent company's liquid assets consisted primarily of overnight placements with its banking subsidiaries.
Aggregate investment securities carried at $48.28 billion as of September 30, 2013, compared to $46.66 billion as of December 31, 2012, were designated as pledged for public and trust deposits, borrowed funds and for other purposes as provided by law, and are excluded from the liquid assets calculation, unless pledged internally between State Street affiliates. Liquid assets included securities pledged to the Federal Reserve Bank of Boston to secure State Street Bank's ability to borrow

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

from their discount window should the need arise. This access to primary credit is an important source of back-up liquidity for State Street Bank. As of September 30, 2013, State Street Bank had no outstanding primary credit borrowings from the discount window.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of September 30, 2013 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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
We currently maintain a corporate commercial paper program, under which we are able to issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance. As of September 30, 2013, we had $1.26 billion of commercial paper outstanding under this corporate program, compared to $2.32 billion as of December 31, 2012.
As of September 30, 2013, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of the same date, $4 billion was available for issuance pursuant to this authority. As of September 30, 2013, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt. As of the same date, $500 million was available for issuance pursuant to this authority.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $778 million as of September 30, 2013, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2013, no balance was outstanding on this line of credit.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2013, the aggregate notional amount of these derivative contracts was $1.13 trillion, of which $1.12 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 11 to the consolidated financial statements included in this Form 10-Q.
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

•
Use of stressed-VaR models, stress-testing analysis and scenario analysis to support the trading market risk measurement and management process by assessing how portfolios and global business lines perform under extreme market conditions;

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
We have adopted standards and guidelines to value our covered positions which govern our VaR- and stressed VaR-based measures. Our regulatory VaR-based measure is calculated based on a one-tail, 99% confidence interval and a ten-business-day holding period, using a historical observation period of two years. We also use the same platform to calculate a one-tail, 99% confidence interval, one-business-day VaR for internal risk management purposes. A 99% one-tail confidence interval implies that daily trading losses are not expected to exceed the estimated VaR more than 1% of the time, or less than three business days out of a year.
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
Value-at-Risk
VaR measures are based on two years of historical price movements for instruments and related risk factors to which we have exposure. The instruments in question are limited to foreign exchange spot, forward and options contracts and interest-rate contracts, including futures and interest-rate swaps. These instruments tend to exhibit a high degree of liquidity relative to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

other available capital markets instruments. As a result, the VaR measures shown reflect our ability to rapidly adjust exposures in highly dynamic markets. For this reason, risk inventory, in the form of net open positions, across all currencies is typically limited. In addition, long and short positions in major, as well as minor, currencies provide risk offsets that limit our potential downside exposure.
Our VaR methodology uses a historical simulation approach based on market-observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions. Our VaR model incorporates around 5,000 risk factors and captures correlations among currency, interest rates, and other market rates.
All VaR measures are subject to limitations and must be interpreted accordingly. Some of the limitations of our VaR methodology include the following:

•
Compared to a shorter observation period, a two-year observation period is slower to reflect increases in market volatility, and temporary increases in market volatility will affect the calculation of VaR for a longer period; however, a two-year VaR would also not reflect all past periods of volatility in the markets, because such past volatility is no longer in the observation period; consequently, in periods of sudden increases in volatility or increasing volatility, in each case relative to the prior two-year period, the calculation of VaR may understate current risk;

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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor's downgrade of U.S. Treasury debt in August 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be automatically incorporated. The sixty-day moving average of our stressed VaR-based measure was approximately $27 million during the twelve months ended September 30, 2013, compared to a sixty-day moving average of approximately $19 million during the twelve months ended June 30, 2013 and a sixty-day moving average of approximately $16 million during the twelve months ended March 31, 2013. The increase in the sixty-day moving average for the twelve months ended September 30, 2013 compared to the twelve months ended June 30, 2013 was associated with the model changes described below following the VaR and stressed-VaR tables.
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
The following tables present VaR associated with our trading activities for covered positions held during the first nine months of 2013 and as of September 30, 2013, June 30, 2013 and March 31, 2013, as measured by our VaR methodology. Comparative information for 2012 is not presented, as we did not measure VaR for those periods under the regulatory requirements effective beginning on January 1, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Nine Months Ended September 30, 2013			As of September 30, 2013	As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR	VaR
Foreign exchange	$6,569	$22,835	$1,626	$11,549	$5,696	$9,283
Money market/Global Treasury	108	559	24	102	53	365
Total VaR	$6,530	$22,834	$1,641	$11,496	$5,657	$9,017

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Nine Months Ended September 30, 2013			As of September 30, 2013	As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR	VaR
Foreign exchange	$21,361	$43,984	$4,933	$32,905	$15,275	$26,141
Money market/Global Treasury	280	1,075	56	290	186	900
Total Stressed VaR	$21,252	$43,765	$4,889	$32,521	$15,157	$25,673
The VaR-based measures presented above are primarily a reflection of the overall level of market volatility and State Street's appetite for trading market risk. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations. Both the ten-day VaR-based measures and the stressed VaR-based measures are based on historical changes observed during rolling ten-day periods for the portfolios as of the close of business each day over the past one-year period.
The increase in the VaR and stressed-VaR measures for foreign exchange as of September 30, 2013 compared to June 30, 2013 resulted from the model changes described below, and not from any changes in the third quarter of 2013 in the overall composition of exposure within our portfolio of covered positions.
Beginning on July 1, 2013, we implemented two significant changes to our regulatory VaR and stressed-VaR models. The net effect of the two changes resulted in an increase in our daily VaR-based measure and a more significant increase in our stressed VaR-based measure, both calculated based on a 99% confidence interval. The changes involved the introduction of off-shore yield curves for non-deliverable forward contracts in our portfolios of covered positions and the use of absolute changes in place of relative or percentage changes for interest-rate risk factors (both base curves and spread curves). We may in the future further modify and adjust our models and methodologies used to calculate VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in in our VaR measures, some of which changes may be significant.
The following table presents VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of September 30, 2013, June 30, 2013 and March 31, 2013. The totals of the VaR amounts attributable to foreign exchange rates, interest rates and volatility for each VaR component exceeded the component VaR measures presented in the foregoing table as of each period-end, primarily due to the benefits of diversification across risk types. Comparative information for 2012 is not presented, as we did not measure VaR under the regulatory requirements effective beginning on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of September 30, 2013			As of June 30, 2013			As of March 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$9,704	$3,194	$454	$5,531	$1,808	$650	$9,543	$2,265	$492
Money market/Global Treasury	49	72	—	50	33	—	376	33	—
Total VaR	$9,648	$3,175	$454	$5,483	$1,808	$650	$9,288	$2,263	$492

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCCO. Our Global Treasury group has responsibility for managing State Street's day-to-day interest-rate risk. To effectively manage our consolidated statement of condition and related NIR, Global Treasury has the authority to assume a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of changes in regional market environments on our total risk position.
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
In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecasted yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecasted to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, ±100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecasted transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest-rate ramps, which are ±100-basis-point changes in interest rates that are assumed to occur gradually over the next twelve months, rather than immediately as we do with interest-rate shocks.
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

	Estimated Exposure to Net Interest Revenue
(In millions)	September 30, 2013	December 31, 2012
Rate change:
+100 bps shock	$316	$156
–100 bps shock	(224)	(200)
+100 bps ramp	121	39
–100 bps ramp	(119)	(96)
As of September 30, 2013, NIR sensitivity to an upward-100-basis-point shock in global market rates was higher compared to December 31, 2012, due to a higher level of forecasted client deposits. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

A downward-100-basis-point shock in global market rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment. NIR sensitivity to a downward-100-basis-point shock in market rates as of September 30, 2013 was similar to December 31, 2012, as higher levels of forecasted noninterest-bearing deposits, which improve base NIR, provide no relief as rates fall.
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

	Estimated Sensitivity of Economic Value of Equity
	September 30, 2013		December 31, 2012
(Dollars in millions)	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
Rate change:
+200 bps shock	$(2,259)	(14.1)%	$(2,542)	(17.0)%
–200 bps shock	873	5.5	41	0.3
Exposure to upward- and downward-200-basis-point shocks as of September 30, 2013 improved compared to December 31, 2012. A lower concentration of fixed-rate securities in the investment portfolio and hedging activity during the first nine months of 2013 reduced EVE sensitivity to changes in market rates.
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
Investments in debt and equity securities, including investments in affiliates, are monitored regularly by Corporate Finance and ERM. Procedures are in place for the assessment of impairment of investment securities, as described in note 3 to the consolidated financial statements included in this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $315.63 billion as of September 30, 2013, compared to $302.34 billion as of December 31, 2012. We require the borrowers to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. State Street holds the collateral received in connection with its securities lending services as agent, and these holdings are not recorded in its consolidated statement of condition. The securities on loan and the collateral are revalued daily to determine if additional collateral is necessary. We held, as agent, cash and securities totaling $327.57 billion and $312.22 billion as collateral for indemnified securities on loan as of September 30, 2013 and December 31, 2012, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held are not recorded in our consolidated statement of condition. Of the collateral of $327.57 billion as of September 30, 2013 and $312.22 billion as of December 31, 2012 referenced above, $86.46 billion as of September 30, 2013 and $80.22 billion as of December 31, 2012 was invested in indemnified repurchase agreements. We or our agents held $91.88 billion and $85.41 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2013 and December 31, 2012, respectively.
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

CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to State Street’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2013, State Street’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street’s disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street’s disclosure controls and procedures were effective as of September 30, 2013.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street’s internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2013, no changes occurred in State Street’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, State Street’s internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,211	$1,100	$3,587	$3,264
Management fees	276	251	816	733
Trading services	256	232	833	767
Securities finance	74	91	283	331
Processing fees and other	66	45	192	187
Total fee revenue	1,883	1,719	5,711	5,282
Net interest revenue:
Interest revenue	643	730	2,030	2,281
Interest expense	97	111	312	365
Net interest revenue	546	619	1,718	1,916
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	6	24	11	29
Losses from other-than-temporary impairment	(8)	(4)	(8)	(50)
Losses reclassified (from) to other comprehensive income	(2)	(2)	(12)	23
Gains (losses) related to investment securities, net	(4)	18	(9)	2
Total revenue	2,425	2,356	7,420	7,200
Provision for loan losses	—	—	—	(1)
Expenses:
Compensation and employee benefits	903	916	2,855	2,922
Information systems and communications	235	211	707	610
Transaction processing services	185	170	551	523
Occupancy	113	115	343	349
Claims resolution	—	(362)	—	(362)
Acquisition and restructuring costs	30	28	74	86
Professional services	98	89	280	266
Amortization of other intangible assets	53	46	160	145
Other	105	202	376	483
Total expenses	1,722	1,415	5,346	5,022
Income before income tax expense	703	941	2,074	2,179
Income tax expense	163	267	491	588
Net income	$540	$674	$1,583	$1,591
Net income available to common shareholders	$531	$654	$1,557	$1,551
Earnings per common share:
Basic	$1.20	$1.39	$3.46	$3.23
Diluted	1.17	1.36	3.40	3.19
Average common shares outstanding (in thousands):
Basic	442,860	472,355	449,742	479,536
Diluted	452,154	480,010	458,392	485,813
Cash dividends declared per common share	$.26	$.24	$.78	$.72

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2013	2012
Net income	$540	$674
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $66 and $26, respectively	326	172
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $76 and $326, respectively	111	543
Change in net unrealized losses on available-for-sale securities designated in fair value hedges, net of related taxes of zero and $(1), respectively	1	(1)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $4, respectively	3	7
Change in net unrealized losses on cash flow hedges, net of related taxes of $(21) and $3, respectively	(33)	(5)
Change in net unrealized losses on retirement plans, net of related taxes of $6 and $(7), respectively	1	7
Other comprehensive income (loss)	409	723
Total comprehensive income	$949	$1,397

	Nine Months Ended September 30,
(In millions)	2013	2012
Net income	$1,583	$1,591
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(27) and $60, respectively	23	19
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(402) and $471, respectively	(642)	794
Change in net unrealized gains on available-for-sale securities designated in fair value hedges, net of related taxes of $40 and $9, respectively	61	14
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $8 and $6, respectively	14	10
Change in net unrealized losses on cash flow hedges, net of related taxes of $38 and $4, respectively	61	(1)
Change in net unrealized losses on retirement plans, net of related taxes of $12 and $(6), respectively	9	9
Other comprehensive income (loss)	(474)	845
Total comprehensive income	$1,109	$2,436

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2013	December 31, 2012
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,896	$2,590
Interest-bearing deposits with banks	38,636	50,763
Securities purchased under resale agreements	5,827	5,016
Trading account assets	916	637
Investment securities available for sale	99,982	109,682
Investment securities held to maturity (fair value of $16,543 and $11,661)	16,698	11,379
Loans and leases (less allowance for losses of $22 and $22)	15,556	12,285
Premises and equipment (net of accumulated depreciation of $4,319 and $4,037)	1,816	1,728
Accrued income receivable	2,094	1,970
Goodwill	6,006	5,977
Other intangible assets	2,396	2,539
Other assets	23,357	18,016
Total assets	$217,180	$222,582
Liabilities:
Deposits:
Noninterest-bearing	$45,679	$44,445
Interest-bearing—U.S.	6,575	19,201
Interest-bearing—non-U.S.	101,945	100,535
Total deposits	154,199	164,181
Securities sold under repurchase agreements	10,123	8,006
Federal funds purchased	94	399
Other short-term borrowings	3,657	4,502
Accrued expenses and other liabilities	19,929	17,196
Long-term debt	8,748	7,429
Total liabilities	196,750	201,713
Commitments, guarantees and contingencies (note 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	490	489
Common stock, $1 par, 750,000,000 shares authorized:
503,885,462 and 503,900,268 shares issued	504	504
Surplus	9,753	9,667
Retained earnings	12,963	11,751
Accumulated other comprehensive income (loss)	(114)	360
Treasury stock, at cost (62,587,206 and 45,238,208 shares)	(3,166)	(1,902)
Total shareholders’ equity	20,430	20,869
Total liabilities and shareholders’ equity	$217,180	$222,582

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					1,591				1,591
Other comprehensive income						845			845
Commitment to redeem preferred stock	(500)								(500)
Preferred stock issued	488								488
Cash dividends declared:
Common stock—$.72 per share					(346)				(346)
Preferred stock					(29)				(29)
Common stock acquired							22,496	(960)	(960)
Common stock awards and options exercised, including related taxes of $(8)		(48)		75			(3,938)	185	260
Other				2			(9)		2
Balance at September 30, 2012	$488	503,918	$504	$9,634	$11,392	$186	35,091	$(1,455)	$20,749
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					1,583				1,583
Other comprehensive loss						(474)			(474)
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock—$.78 per share					(350)				(350)
Preferred stock					(20)				(20)
Common stock acquired							23,235	(1,480)	(1,480)
Common stock awards and options exercised, including related taxes of $42		(15)		86			(5,874)	216	302
Other							(12)
Balance as of September 30, 2013	$490	503,885	$504	$9,753	$12,963	$(114)	62,587	$(3,166)	$20,430

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2013	2012
Operating Activities:
Net income	$1,583	$1,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	77	(44)
Amortization of other intangible assets	160	145
Other non-cash adjustments for depreciation, amortization and accretion	324	172
(Gains) losses related to investment securities, net	9	(2)
Change in trading account assets, net	(279)	96
Change in accrued income receivable, net	(124)	(111)
Change in collateral deposits, net	(2,765)	(1,219)
Change in unrealized losses on foreign exchange derivatives, net	1,304	483
Change in other assets, net	(888)	343
Change in accrued expenses and other liabilities, net	(442)	341
Claims resolution	—	(362)
Other, net	(9)	(33)
Net cash (used in) provided by operating activities	(1,050)	1,400
Investing Activities:
Net decrease in interest-bearing deposits with banks	12,127	27,303
Net increase in securities purchased under resale agreements	(811)	(1,219)
Proceeds from sales of available-for-sale securities	8,090	4,209
Proceeds from maturities of available-for-sale securities	29,540	33,047
Purchases of available-for-sale securities	(29,005)	(44,355)
Proceeds from maturities of held-to-maturity securities	1,474	2,561
Purchases of held-to-maturity securities	(6,424)	(7)
Net increase in loans	(3,304)	(4,042)
Purchases of equity investments and other long-term assets	(100)	(69)
Divestitures	18	—
Purchases of premises and equipment	(259)	(254)
Other, net	84	105
Net cash provided by investing activities	11,430	17,279
Financing Activities:
Net increase (decrease) in time deposits	(14,750)	2,143
Net increase (decrease) in all other deposits	4,768	(13,141)
Net increase (decrease) in short-term borrowings	967	(1,211)
Proceeds from issuance of long-term debt, net of issuance costs	1,492	—
Payments for long-term debt and obligations under capital leases	(127)	(1,768)
Proceeds from issuance of preferred stock	—	488
Proceeds related to common stock awards and option exercises	584	438
Purchases of common stock	(1,480)	(960)
Repurchases of common stock for employee tax withholding	(163)	(88)
Payments for cash dividends	(365)	(341)
Net cash used in financing activities	(9,074)	(14,440)
Net increase	1,306	4,239
Cash and due from banks at beginning of period	2,590	2,193
Cash and due from banks at end of period	$3,896	$6,432
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
In July 2013, the FASB issued an amendment to GAAP that requires a liability associated with an unrecognized tax benefit, or a portion of that unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendment is effective, for

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

State Street, for interim and annual periods beginning on January 1, 2014, and is required to be applied on a prospective basis. Our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.

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

Our level-2 financial assets and liabilities primarily include trading account assets and fixed-income investment securities available for sale, as well as various types of foreign exchange and interest-rate derivative instruments.
Fair value for our investment securities available for sale categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three and nine months ended September 30, 2013 or 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of September 30, 2013, on a gross basis, we categorized in level 3 approximately 7% and 1% of our financial assets and liabilities, respectively, carried at fair value on a recurring basis. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information obtained from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally-developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 98% and 2%, respectively, of the total fair value of the investment securities categorized in level 3 as of September 30, 2013.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the nine months ended September 30, 2013 or the year ended December 31, 2012.

	Fair-Value Measurements on a Recurring Basis
	as of September 30, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	392				392
Other	66	$438			504
Total trading account assets	478	438			916
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—	738			738
Mortgage-backed securities	—	23,834	$741		24,575
Asset-backed securities:
Student loans	—	14,503	368		14,871
Credit cards	—	8,602	24		8,626
Sub-prime	—	1,266	—		1,266
Other	—	551	4,350		4,901
Total asset-backed securities	—	24,922	4,742		29,664
Non-U.S. debt securities:
Mortgage-backed securities	—	10,661	340		11,001
Asset-backed securities	—	4,668	799		5,467
Government securities	—	3,541	—		3,541
Other	—	4,159	441		4,600
Total non-U.S. debt securities	—	23,029	1,580		24,609
State and political subdivisions	—	9,254	44		9,298
Collateralized mortgage obligations	—	4,971	187		5,158
Other U.S. debt securities	—	5,036	9		5,045
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	680	—		680
Non-U.S. money-market mutual funds	—	174	—		174
Total investment securities available for sale	—	92,679	7,303		99,982
Other assets:
Derivative instruments:
Foreign exchange contracts	—	10,289	77	$(6,060)	4,306
Interest-rate contracts	—	58	—	(45)	13
Other	—	1	—	—	1
Total derivative instruments	—	10,348	77	(6,105)	4,320
Other	101	—	—	—	101
Total assets carried at fair value	$579	$103,465	$7,380	$(6,105)	$105,319
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$10,206	$55	$(4,211)	$6,050
Interest-rate contracts		307	—	(59)	248
Other		—	9	—	9
Total derivative instruments		10,513	64	(4,270)	6,307
Other	$101	—	—	—	101
Total liabilities carried at fair value	$101	$10,513	$64	$(4,270)	$6,408

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $2.30 billion and $468 million, respectively, for cash collateral received from and provided to derivative counterparties.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	391				391
Other	71	$155			226
Total trading account assets	482	155			637
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	3	838			841
Mortgage-backed securities	—	31,387	$825		32,212
Asset-backed securities:
Student loans	—	15,833	588		16,421
Credit cards	—	9,919	67		9,986
Sub-prime	—	1,399	—		1,399
Other	—	683	3,994		4,677
Total asset-backed securities	—	27,834	4,649		32,483
Non-U.S. debt securities:
Mortgage-backed securities	—	10,850	555		11,405
Asset-backed securities	—	5,694	524		6,218
Government securities	—	3,199	—		3,199
Other	—	4,166	140		4,306
Total non-U.S. debt securities	—	23,909	1,219		25,128
State and political subdivisions	—	7,503	48		7,551
Collateralized mortgage obligations	—	4,837	117		4,954
Other U.S. debt securities	—	5,289	9		5,298
U.S. equity securities	—	31	—		31
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	1,062	—		1,062
Non-U.S. money-market mutual funds	—	121	—		121
Total investment securities available for sale	3	102,812	6,867		109,682
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	9,265	113	$(4,981)	4,397
Interest-rate contracts	—	223	—	(64)	159
Total derivative instruments	—	9,488	113	(5,045)	4,556
Other	66	2	—	—	68
Total assets carried at fair value	$551	$112,457	$6,980	$(5,045)	$114,943
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$8,978	$106	$(4,052)	$5,032
Interest-rate contracts		345	—	(19)	326
Other		—	9	—	9
Total derivative instruments		9,323	115	(4,071)	5,367
Other	$66	—	—	—	66
Total liabilities carried at fair value	$66	$9,323	$115	$(4,071)	$5,433

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and nine months ended September 30, 2013 and 2012, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. In both the three and nine months ended September 30, 2013 and 2012, transfers out of level 3 were substantially related to certain asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2013
	Fair Value as of June 30, 2013	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$864		$(93)		$(1)				$(29)	$741
Asset-backed securities:
Student loans	380		—		(2)				(10)	368
Credit cards	24		—		—				—	24
Other	3,848		—	$13	(5)	$793		$(24)	(275)	4,350
Total asset-backed securities	4,252		—	13	(7)	793		(24)	(285)	4,742
Non-U.S. debt securities:
Mortgage-backed securities	328		—	—	(1)	—		—	13	340
Asset-backed securities	756		(104)	1	1	164		—	(19)	799
Other	281		—	—	(1)	149		—	12	441
Total non-U.S. debt securities	1,365		(104)	1	(1)	313		—	6	1,580
State and political subdivisions	45		—	—	(1)	—			—	44
Collateralized mortgage obligations	238	$15	(100)	—	(5)	50		—	(11)	187
Other U.S. debt securities	9	—	—	—	—	—		—	—	9
Total investment securities available for sale	6,773	15	(297)	14	(15)	1,156		(24)	(319)	7,303
Other assets:
Derivative instruments, Foreign exchange contracts	121	—	—	(21)	—	7		—	(30)	77	$(16)
Total assets carried at fair value	$6,894	$15	$(297)	$(7)	$(15)	$1,163	—	$(24)	$(349)	$7,380	$(16)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2013
	Fair Value as of June 30, 2013	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$108			$(17)			$5		$(41)	$55	$(15)
Other	9			—			—		—	9	—
Total derivative instruments	117			(17)			5		(41)	64	(15)
Total liabilities carried at fair value	$117	—	—	$(17)	—	—	$5	—	$(41)	$64	$(15)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$825		$(92)		$(1)	$92			$(83)	$741
Asset-backed securities:
Student loans	588		(175)	$1	6	—		$(26)	(26)	368
Credit cards	67		—	—	—	—		—	(43)	24
Other	3,994		—	40	25	1,358		(33)	(1,034)	4,350
Total asset-backed securities	4,649		(175)	41	31	1,358		(59)	(1,103)	4,742
Non-U.S. debt securities:
Mortgage-backed securities	555		(208)	—	(1)	—		—	(6)	340
Asset-backed securities	524	$139	(181)	4	2	399		—	(88)	799
Other	140	—	(40)	—	—	328		—	13	441
Total non-U.S. debt securities	1,219	139	(429)	4	1	727		—	(81)	1,580
State and political subdivisions	48	—	—	—	(1)	—		—	(3)	44
Collateralized mortgage obligations	117	15	(100)	1	(5)	190		—	(31)	187
Other U.S. debt securities	9	—	—	—	—	—		—	—	9
Total investment securities available for sale	6,867	154	(796)	46	25	2,367		(59)	(1,301)	7,303
Other assets:
Derivative instruments, Foreign exchange contracts	113	—	—	119	—	25		—	(180)	77	$29
Total assets carried at fair value	$6,980	$154	$(796)	$165	$25	$2,392	—	$(59)	$(1,481)	$7,380	$29

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2013
	Fair Value as of December 31, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2013
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106			$59			$24		$(134)	$55	$15
Other	9			—			—		—	9	—
Total derivative instruments	115			59			24		(134)	64	15
Total liabilities carried at fair value	$115	—	—	$59	—	—	$24	—	$(134)	$64	$15

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2012
	Fair Value as of June 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations
Mortgage-backed securities	$933				$3				$(30)	$906
Asset-backed securities:
Student loans	484			$1	5				(12)	478
Credit cards	274		$(36)	1	(1)				—	238
Other	3,094	$12	(11)	10	14	$608			(267)	3,460
Total asset-backed securities	3,852	12	(47)	12	18	608			(279)	4,176
Non-U.S. debt securities:
Mortgage-backed securities	273	—	(147)	—	—	156			3	285
Asset-backed securities	1,362	—	(676)	1	4	—			(14)	677
Other	1	—	—	—	—	193			—	194
Total non-U.S. debt securities	1,636	—	(823)	1	4	349			(11)	1,156
State and political subdivisions	49	—	—	—	(1)	—			—	48
Collateralized mortgage obligations	301	—	(123)	168	1	—		$(45)	(178)	124
Other U.S. debt securities	—	9	—	—	—	—		—	—	9
Total investment securities available for sale	6,771	21	(993)	181	25	957		(45)	(498)	6,419
Other assets:
Derivative instruments, Foreign exchange contracts	160	—	—	(69)	—	75		—	(67)	99	$(47)
Total assets carried at fair value	$6,931	$21	$(993)	$112	$25	$1,032	—	(45)	$(565)	$6,518	$(47)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2012
	Fair Value as of June 30, 2012	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$157			$(58)			$76		$(75)	$100	$(43)
Other	9			—			—		—	9	—
Total derivative instruments	166			(58)			76		(75)	109	(43)
Total liabilities carried at fair value	$166	—	—	$(58)	—	—	$76	—	$(75)	$109	$(43)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$1,189	$50	$(251)		$3				$(85)	$906
Asset-backed securities:
Student loans	860	—	(341)	$2	(5)				(38)	478
Credit cards	91	21	(36)	4	(5)	$224		$(61)	—	238
Other	2,798	12	(11)	31	39	1,177		(12)	(574)	3,460
Total asset-backed securities	3,749	33	(388)	37	29	1,401		(73)	(612)	4,176
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	(1,642)	—	3	463		—	4	285
Asset-backed securities	1,768	—	(2,243)	1	4	1,206		—	(59)	677
Other	71	—	(372)	—	(3)	500		—	(2)	194
Total non-U.S. debt securities	3,296	—	(4,257)	1	4	2,169		—	(57)	1,156
State and political subdivisions	50	—	—	—	—	—			(2)	48
Collateralized mortgage obligations	227	44	(314)	369	1	283		(45)	(441)	124
Other U.S. debt securities	2	9	—	—	—	—		—	(2)	9
Total investment securities available for sale	8,513	136	(5,210)	407	37	3,853		(118)	(1,199)	6,419
Other assets:
Derivative instruments:
Foreign exchange contracts	168	—	—	(127)	—	162		—	(104)	99	$(71)
Interest-rate contracts	10	—	—	(10)	—	—		—	—	—	—
Total derivative instruments	178	—	—	(137)	—	162		—	(104)	99	(71)
Total assets carried at fair value	$8,691	$136	$(5,210)	$270	$37	$4,015	—	$(118)	$(1,303)	$6,518	$(71)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2012
	Fair Value as of December 31, 2011	Transfers into Level 3	Transfers out of Level 3	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Fair Value as of September 30, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2012
(In millions)				Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161			$(131)			$162		$(92)	$100	$(70)
Interest-rate contracts	11			(11)			—		—	—	—
Other	9			—			—		—	9	—
Total derivative instruments	181			(142)			162		(92)	109	(70)
Other	20			—			—		(20)	—
Total liabilities carried at fair value	$201	—	—	$(142)	—	—	$162	—	$(112)	$109	$(70)
The following table presents total realized and unrealized gains and losses, for the periods indicated, that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Trading services	$(4)	$(11)	$(1)	$(4)	$60	$5	$14	$(1)
Total fee revenue	(4)	(11)	(1)	(4)	60	5	14	(1)
Net interest revenue	14	181	—	—	46	407	—	—
Total revenue	$10	$170	$(1)	(4)	$106	$412	$14	$(1)

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2013	As of December 31, 2012	Valuation Technique	Significant Unobservable Input	As of September 30, 2013	As of December 31, 2012
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$13	$12	Discounted cash flows	Credit spread	4.4%	6.7%
Asset-backed securities, credit cards	24	67	Discounted cash flows	Credit spread	2.1	7.1
Asset-backed securities, other	101	103	Discounted cash flows	Credit spread	1.0	1.5
State and political subdivisions	44	48	Discounted cash flows	Credit spread	2.0	1.9
Derivative instruments, foreign exchange contracts	77	113	Option model	Volatility	13.3	9.8
Total	$259	$343

Liabilities:
Derivative instruments, foreign exchange contracts	$55	$106	Option model	Volatility	13.1	9.8
Derivative instruments, other	9	9	Discounted cash flows	Participant redemptions	7.1	6.7
Total	$64	$115
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

September 30, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$741	$741
Asset-backed securities, student loans	13	355	368
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	101	4,249	4,350
Non-U.S. debt securities, mortgage-backed securities	—	340	340
Non-U.S. debt securities, asset-backed securities	—	799	799
Non-U.S. debt securities, other	—	441	441
State and political subdivisions	44	—	44
Collateralized mortgage obligations	—	187	187
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	77	—	77
Total	$259	$7,121	$7,380

Liabilities:
Derivative instruments, foreign exchange contracts	$55	—	$55
Derivative instruments, other	9	—	9
Total	$64	—	$64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

December 31, 2012	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$825	$825
Asset-backed securities, student loans	12	576	588
Asset-backed securities, credit cards	67	—	67
Asset-backed securities, other	103	3,891	3,994
Non-U.S. debt securities, mortgage-backed securities	—	555	555
Non-U.S. debt securities, asset-backed securities	—	524	524
Non-U.S. debt securities, other	—	140	140
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	117	117
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	113	—	113
Total	$343	$6,637	$6,980

Liabilities:
Derivative instruments, foreign exchange contracts	$106	—	$106
Derivative instruments, other	9	—	9
Total	$115	—	$115

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
For recurring level-3 fair-value measurements for which significant unobservable inputs are readily available to State Street as of September 30, 2013, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as senior secured bank loans, purchased receivables and commercial real estate loans, is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.
The following tables present the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
September 30, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,896	$3,896	$3,896	$—	$—
Interest-bearing deposits with banks	38,636	38,636	—	38,636	—
Securities purchased under resale agreements	5,827	5,827	—	5,827	—
Investment securities held to maturity	16,698	16,543	—	16,543	—
Loans (excluding leases)	14,445	14,431	—	13,968	463
Financial Liabilities:
Deposits:
Noninterest-bearing	$45,679	$45,679	$—	$45,679	$—
Interest-bearing - U.S.	6,575	6,575	—	6,575	—
Interest-bearing - non-U.S.	101,945	101,945	—	101,945	—
Securities sold under repurchase agreements	10,123	10,123	—	10,123	—
Federal funds purchased	94	94	—	94	—
Other short-term borrowings	3,657	3,657	—	3,657	—
Long-term debt	8,748	9,101	—	8,125	976

			Fair-Value Hierarchy
December 31, 2012	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$2,590	$2,590	$2,590	$—	$—
Interest-bearing deposits with banks	50,763	50,763	—	50,763	—
Securities purchased under resale agreements	5,016	5,016	—	5,016	—
Investment securities held to maturity	11,379	11,661	—	11,661	—
Loans (excluding leases)	11,121	11,166	—	10,276	890
Financial Liabilities:
Deposits:
Noninterest-bearing	$44,445	$44,445	$—	$44,445	$—
Interest-bearing - U.S.	19,201	19,201	—	19,201	—
Interest-bearing - non-U.S.	100,535	100,535	—	100,535	—
Securities sold under repurchase agreements	8,006	8,006	—	8,006	—
Federal funds purchased	399	399	—	399	—
Other short-term borrowings	4,502	4,502	—	4,502	—
Long-term debt	7,429	7,780	—	6,871	909

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$729	$11	$2	$738	$823	$19	$1	$841
Mortgage-backed securities	24,562	275	262	24,575	31,640	598	26	32,212
Asset-backed securities:
Student loans(1)	15,079	94	302	14,871	16,829	100	508	16,421
Credit cards	8,649	23	46	8,626	9,928	61	3	9,986
Sub-prime	1,371	5	110	1,266	1,557	4	162	1,399
Other	4,772	148	19	4,901	4,583	155	61	4,677
Total asset-backed securities	29,871	270	477	29,664	32,897	320	734	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,773	241	13	11,001	11,119	313	27	11,405
Asset-backed securities	5,445	25	3	5,467	6,180	42	4	6,218
Government securities	3,537	4	—	3,541	3,197	2	—	3,199
Other	4,556	58	14	4,600	4,221	86	1	4,306
Total non-U.S. debt securities	24,311	328	30	24,609	24,717	443	32	25,128
State and political subdivisions	9,307	171	180	9,298	7,384	234	67	7,551
Collateralized mortgage obligations	5,152	79	73	5,158	4,818	151	15	4,954
Other U.S. debt securities	4,925	153	33	5,045	5,072	233	7	5,298
U.S. equity securities	34	5	—	39	28	3	—	31
Non-U.S. equity securities	2	—	—	2	1	—	—	1
U.S. money-market mutual funds	680	—	—	680	1,062	—	—	1,062
Non-U.S. money-market mutual funds	174	—	—	174	121	—	—	121
Total	$99,747	$1,292	$1,057	$99,982	$108,563	$2,001	$882	$109,682
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,003	$—	$390	$4,613	$5,000	$—	$8	$4,992
Mortgage-backed securities	100	7	—	107	153	11	—	164
Asset-backed securities:
Student loans(1)	1,502	—	11	1,491	—	—	—	—
Credit cards	531	—	—	531	—	—	—	—
Other	818	—	3	815	16	—	—	16
Total asset-backed securities	2,851	—	14	2,837	16	—	—	16
Non-U.S. debt securities:
Mortgage-backed securities	4,109	130	67	4,172	3,122	85	68	3,139
Asset-backed securities	1,486	18	2	1,502	434	16	1	449
Government securities	16	—	—	16	3	—	—	3
Other	190	—	—	190	167	—	2	165
Total non-U.S. debt securities	5,801	148	69	5,880	3,726	101	71	3,756
State and political subdivisions	61	1	—	62	74	2	—	76
Collateralized mortgage obligations	2,882	193	31	3,044	2,410	259	12	2,657
Total	$16,698	$349	$504	$16,543	$11,379	$373	$91	$11,661

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $48.28 billion and $46.66 billion as of September 30, 2013 and December 31, 2012, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$158	$1	$117	$1	$275	$2
Mortgage-backed securities	9,721	232	1,933	30	11,654	262
Asset-backed securities:
Student loans	2,123	19	7,463	283	9,586	302
Credit cards	3,734	46	—	—	3,734	46
Sub-prime	16	1	1,193	109	1,209	110
Other	896	5	469	14	1,365	19
Total asset-backed securities	6,769	71	9,125	406	15,894	477
Non-U.S. debt securities:
Mortgage-backed securities	1,240	3	242	10	1,482	13
Asset-backed securities	708	1	21	2	729	3
Other	1,434	14	—	—	1,434	14
Total non-U.S. debt securities	3,382	18	263	12	3,645	30
State and political subdivisions	2,436	118	1,080	62	3,516	180
Collateralized mortgage obligations	1,665	65	304	8	1,969	73
Other U.S. debt securities	1,047	27	33	6	1,080	33
Total	$25,178	$532	$12,855	$525	$38,033	$1,057
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,611	$390	$—	$—	$4,611	$390
Asset-backed securities:
Student loans	1,234	11	—	—	1,234	11
Other	580	3	—	—	580	3
Total asset-backed securities	1,814	14	—	—	1,814	14
Non-U.S. debt securities:
Mortgage-backed securities	1,155	5	893	62	2,048	67
Asset-backed securities	717	2	—	—	717	2
Total non-U.S. debt securities	1,872	7	893	62	2,765	69
Collateralized mortgage obligations	905	27	96	4	1,001	31
Total	$9,202	$438	$989	$66	$10,191	$504

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$132	$1	$132	$1
Mortgage-backed securities	3,486	18	865	8	4,351	26
Asset-backed securities:
Student loans	625	6	10,241	502	10,866	508
Credit cards	888	3	—	—	888	3
Sub-prime	—	—	1,346	162	1,346	162
Other	639	13	989	48	1,628	61
Total asset-backed securities	2,152	22	12,576	712	14,728	734
Non-U.S. debt securities:
Mortgage-backed securities	670	3	453	24	1,123	27
Asset-backed securities	973	1	53	3	1,026	4
Other	509	1	—	—	509	1
Total non-U.S. debt securities	2,152	5	506	27	2,658	32
State and political subdivisions	685	9	1,152	58	1,837	67
Collateralized mortgage obligations	347	1	621	14	968	15
Other U.S. debt securities	302	1	33	6	335	7
Total	$9,124	$56	$15,885	$826	$25,009	$882
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,792	$8	$—	$—	$3,792	$8
Non-U.S. debt securities:
Mortgage-backed securities	56	1	956	67	1,012	68
Asset-backed securities	—	—	73	1	73	1
Other	—	—	156	2	156	2
Total non-U.S. debt securities	56	1	1,185	70	1,241	71
Collateralized mortgage obligations	120	1	153	11	273	12
Total	$3,968	$10	$1,338	$81	$5,306	$91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of September 30, 2013:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$42	$46	$650
Mortgage-backed securities	103	1,847	6,188	16,437
Asset-backed securities:
Student loans	1,019	6,513	4,646	2,693
Credit cards	2,919	3,506	2,201	—
Sub-prime	26	28	2	1,210
Other	341	1,758	1,432	1,370
Total asset-backed securities	4,305	11,805	8,281	5,273
Non-U.S. debt securities:
Mortgage-backed securities	148	6,191	159	4,503
Asset-backed securities	253	4,685	378	151
Government securities	2,541	1,000	—	—
Other	1,143	2,912	545	—
Total non-U.S. debt securities	4,085	14,788	1,082	4,654
State and political subdivisions	668	3,059	3,565	2,006
Collateralized mortgage obligations	271	1,923	1,157	1,807
Other U.S. debt securities	215	4,094	703	33
Total	$9,647	$37,558	$21,022	$30,860
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$3
Mortgage-backed securities	—	25	19	56
Asset-backed securities
Student loans	19	153	219	1,111
Credit cards	—	229	302	—
Other	—	510	302	6
Total asset-backed securities	19	892	823	1,117
Non-U.S. debt securities:
Mortgage-backed securities	—	939	164	3,006
Asset-backed securities	80	1,235	171	—
Government securities	16	—	—	—
Other	162	24	—	4
Total non-U.S. debt securities	258	2,198	335	3,010
State and political subdivisions	48	13	—	—
Collateralized mortgage obligations	102	1,174	502	1,104
Total	$427	$4,302	$6,679	$5,290
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents gross realized gains and gross realized losses from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Gross realized gains from sales of available-for-sale securities	$11	$24	$98	$75
Gross realized losses from sales of available-for-sale securities(1)	(5)	—	(87)	(46)

Gross losses from other-than-temporary impairment	(8)	(4)	(8)	(50)
Losses reclassified (from) to other comprehensive income	(2)	(2)	(12)	23
Net impairment losses recognized in consolidated statement of income	(10)	(6)	(20)	(27)
Gains (losses) related to investment securities, net	$(4)	$18	$(9)	$2

Impairment associated with expected credit losses	$(8)	$(1)	$(8)	$(14)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	—	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(2)	(5)	(6)	(13)
Net impairment losses recognized in consolidated statement of income	$(10)	$(6)	$(20)	$(27)

(1) Amount for the nine months ended September 30, 2012 represented a pre-tax loss from the sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million.
The following table presents activity with respect to net impairment losses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2013	2012
Beginning balance	$124	$113
Plus losses for which other-than-temporary impairment was not previously recognized	14	2
Plus losses for which other-than-temporary impairment was previously recognized	6	25
Less previously recognized losses related to securities sold or matured	(10)	(21)
Ending balance	$134	$119
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

•	documentation of the results of these analyses.
Factors considered in determining whether impairment is other than temporary include:

•	certain macroeconomic drivers;

•	certain industry-specific drivers;

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for its recovery in value.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of other-than-temporary impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery to its amortized cost basis.
The following describes our process for the identification and assessment of other-than-temporary impairment in security types with the most significant gross unrealized losses as of September 30, 2013.
U.S. Agency Residential Mortgage-Backed Securities
Our portfolio of U.S. agency residential mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. No other-than-temporary impairment was recorded on these securities in the three and nine months ended September 30, 2013 or in the three and nine months ended September 30, 2012. The unrealized losses on these securities as of September 30, 2013 were primarily attributable to changes in interest rates in 2013.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by Federal Family Education Loan Program, or FFELP, loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of over-collateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are protected from traditional consumer credit risk.
We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2013 or the three and nine months ended September 30, 2012. The gross unrealized losses in our FFELP loan-backed securities portfolio as of September 30, 2013 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 5.0 years as of September 30, 2013. In addition, our total exposure to private student loan-backed securities was less than $900 million as of September 30, 2013. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German securities collateralized by auto loans and leases. Our assessment of impairment considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.
In the three and nine months ended September 30, 2013, we recorded other-than-temporary impairment of $2 million and $6 million, respectively, on certain of our non-U.S. mortgage-backed securities, the result of adverse changes in the timing of expected future cash flows from the securities, in our consolidated statement of income. In addition, in the nine months ended September 30, 2013, we recorded other-than-temporary impairment of $6 million, all in the three months ended June 30, 2013, on one of these securities, associated with management's intent to sell the impaired security prior to its recovery in value.
In the three months ended September 30, 2012, we recorded other-than-temporary impairment of $5 million, substantially related to non-U.S. mortgage-backed securities, the result of adverse changes in the timing of expected future cash flows from the securities, in our consolidated statement of income. In the nine months ended September 30, 2012, we recorded other-than-temporary impairment of $19 million, substantially related to non-U.S. mortgage-backed securities, of which $6 million was associated with expected credit losses and $13 million resulted from adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal totaled approximately $570 million as of September 30, 2013. We had no direct sovereign debt exposure to any of these countries as of that date, but we had indirect exposure consisting of mortgage- and asset-backed securities, composed of $269 million in Spain, $106 million in Italy, $118 million in Ireland and $77 million in Portugal. As of September 30, 2013, these securities had an aggregate pre-tax net unrealized gain of approximately $39 million, composed of gross unrealized gains of $63 million and gross unrealized losses of $24 million.
We recorded no other-than-temporary impairment on any of these securities in the three months ended September 30, 2013. We recorded the above-described other-than-temporary impairment of $6 million on one of these securities in the nine months ended September 30, 2013, all in the three months ended June 30, 2013, associated with management's intent to sell the impaired security prior to its recovery in value. We recorded no other-than-temporary impairment in the three months ended September 30, 2012. We recorded the above-mentioned other-than-temporary impairment of $6 million on certain of these securities in the nine months ended September 30, 2012, all in the three months ended June 30, 2012, associated with expected credit losses.
Our assessment of other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 10% and 18% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions and Other U.S. Debt Securities
Our municipal securities portfolio primarily includes securities issued by U.S. states and their municipalities. A portion of this portfolio is held in connection with our tax-exempt investment program, more fully described in note 9. Our other U.S. debt securities portfolio is primarily composed of securities issued by U.S. corporations.  The gross unrealized losses in each portfolio as of September 30, 2013 were primarily attributable to fluctuations in interest rates in 2013.
Our assessment of other-than-temporary impairment of these portfolios considers, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting other-than-temporary impairment is recorded in our consolidated statement of income.  We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

U.S. Non-Agency Residential Mortgage-Backed Securities
For U.S. non-agency residential mortgage-backed securities, we assess other-than-temporary impairment using cash-flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
No other-than-temporary impairment was recorded on these securities in the three and nine months ended September 30, 2013. We recorded other-than-temporary impairment of $1 million and $8 million on these securities, all associated with expected credit losses, in our consolidated statement of income in the three and nine months ended September 30, 2012, respectively.
Collateralized Mortgage Obligations
For U.S. commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded $8 million of other-than-temporary impairment on these securities, all associated with expected credit losses, in our consolidated statement of income in both the three and nine months ended September 30, 2013. No other-than-temporary impairment was recorded on these securities in the three and nine months ended September 30, 2012.
*****
The estimates, assumptions and other risk factors utilized in our assessment of impairment as described above are used by management to identify securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more stressful assumptions to further evaluate the sensitivity of losses relative to the above-described factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of estimates for prepayment speeds, default, and loss severity forecasts that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate other-than-temporary impairment, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security.
In the aggregate, we recorded other-than-temporary impairment of $10 million and $20 million in the three and nine months ended September 30, 2013, respectively, compared to $6 million and $27 million in the three and nine months ended September 30, 2012, respectively. Of the $10 million recorded in the three months ended September 30, 2013, $8 million was associated with expected credit losses and $2 million resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $20 million recorded in the nine months ended September 30, 2013, $8 million was associated with expected credit losses, $6 million resulted from management's intent to sell an impaired security prior to its recovery in value, and $6 million resulted from adverse changes in the timing of expected future cash flows from the securities. Of the $6 million and $27 million recorded in the three and nine months ended September 30, 2012, $1 million and $14 million, respectively, was associated with expected credit losses, and $5 million and $13 million, respectively, resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the nine months ended September 30, 2013, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.56 billion related to 2,607 securities as of September 30, 2013 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Institutional:
Investment funds:
U.S.	$10,017	$8,376
Non-U.S.	1,998	829
Commercial and financial:
U.S.	1,486	613
Non-U.S.	509	520
Purchased receivables:
U.S.	231	276
Non-U.S.	60	118
Lease financing:
U.S.	357	380
Non-U.S.	754	784
Total institutional	15,412	11,896
Commercial real estate:
U.S.	166	411
Total loans and leases	15,578	12,307
Allowance for loan losses	(22)	(22)
Loans and leases, net of allowance for loan losses	$15,556	$12,285
The commercial-and-financial class in the institutional segment presented in the table above included approximately $375 million of senior secured bank loans as of September 30, 2013. We had no investment in senior secured bank loans as of December 31, 2012. These loans resulted from our participation in loan syndications in the non-investment-grade lending market in the three months ended September 30, 2013. These commercial-and-financial loans are included in the "speculative" category in the credit-quality-indicator table below as of September 30, 2013.
These loans present more significant exposure to potential credit losses. However, we seek to mitigate such exposure, in part through the limitation of our investment to larger, more liquid credits underwritten by major global financial institutions, the application of our internal credit analysis process to each potential investment, and diversification by counterparty and industry segment. As of September 30, 2013, we had no allowance for loan losses with respect to these commercial-and-financial loans.
Aggregate short-duration advances to our clients included in the investment-funds and commercial-and-financial classes in the institutional segment were $4.65 billion and $3.30 billion as of September 30, 2013 and December 31, 2012, respectively.
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
September 30, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$11,574	$1,456	$291	$1,079	$—	$29	$14,429
Speculative(2)	441	519	—	32	137	—	1,129
Special mention(3)	—	20	—	—	—	—	20
Total	$12,015	$1,995	$291	$1,111	$137	$29	$15,578

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Institutional				Commercial Real Estate
December 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$8,937	$1,041	$394	$1,137	$—	$29	$11,538
Speculative(2)	268	92	—	27	377	5	769
Total	$9,205	$1,133	$394	$1,164	$377	$34	$12,307

(1) Investment grade loans and leases consist of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment.
(2) Speculative loans and leases consist of counterparties that face ongoing uncertainties or exposure to business, financial, or economic downturns. However, these counterparties may have financial flexibility or access to financial alternatives, which allow for financial commitments to be met.
(3) Special mention loans and leases consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects.
Loans and leases are categorized in the rating categories presented in the table above that align with our internal risk-rating framework. Management considers the ratings to be current as of September 30, 2013. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	September 30, 2013			December 31, 2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$405	$137	$542	$11	$411	$422
Collectively evaluated for impairment(1)	15,007	29	15,036	11,885	—	11,885
Total	$15,412	$166	$15,578	$11,896	$411	$12,307

(1) As of both September 30, 2013 and December 31, 2012, the entire $22 million allowance for loan losses was related to institutional loans collectively evaluated for impairment.
The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	September 30, 2013			December 31, 2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$197	$224	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	21	—	—	64	—
Total CRE	$130	$198	$—	$197	$322	$—

(1) As of both September 30, 2013 and December 31, 2012, we maintained an allowance for loan losses of $22 million associated with loans and leases that were not impaired.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
	Average Recorded Investment		Interest Revenue Recognized		Average Recorded Investment		Interest Revenue Recognized
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
With no related allowance recorded:
CRE—property development	$130	$199	$2	$4	$160	$199	$17	$12
CRE—other—acquired credit-impaired	—	5	—	—	—	17	—	—
With an allowance recorded:
CRE—other—acquired credit-impaired	—	—	—	—	—	—	—	—
Total CRE	$130	$204	$2	$4	$160	$216	$17	$12
As of September 30, 2013 and December 31, 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of commercial real estate, or CRE, loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. During the nine months ended September 30, 2013 and the year ended December 31, 2012, no loans were modified in troubled debt restructurings.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$—	$22
Provisions	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$22	$—	$22	$22	$—	$22

	Nine Months Ended September 30,
	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$—	$22
Provisions	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	1	1
Ending balance	$22	$—	$22	$22	$—	$22
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Nine Months Ended September 30,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,941	$36	$5,977	$5,610	$35	$5,645
Divestitures	(7)	—	(7)	—	—	—
Foreign currency translation, net	35	1	36	5	—	5
Ending balance	$5,969	$37	$6,006	$5,615	$35	$5,650

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Nine Months Ended September 30,
	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,492	$47	$2,539	$2,408	$51	$2,459
Divestitures	(5)	—	(5)	—	—	—
Amortization	(153)	(7)	(160)	(143)	(2)	(145)
Foreign currency translation, net	22	—	22	(3)	—	(3)
Ending balance	$2,356	$40	$2,396	$2,262	$49	$2,311
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2013			December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,669	$(917)	$1,752	$2,653	$(755)	$1,898
Core deposits	712	(180)	532	706	(192)	514
Other	248	(136)	112	244	(117)	127
Total	$3,629	$(1,233)	$2,396	$3,603	$(1,064)	$2,539
Note 6.    Other Assets and Other Liabilities
Other Assets:
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Collateral deposits, net	$12,106	$7,649
Unrealized gains on derivative financial instruments, net	4,320	4,556
Bank-owned life insurance	2,027	2,000
Investments in joint ventures and other unconsolidated entities	1,466	1,405
Accounts receivable	1,109	511
Receivable for securities settlement	358	33
Deferred tax assets, net of valuation allowance	302	353
Prepaid expenses	299	267
Income taxes receivable	261	252
Deposits with clearing organizations	179	174
Receivable for securities sold	92	1
Other(1)	838	815
Total	$23,357	$18,016

(1)	Included other real estate owned of approximately $58 million and $65 million, respectively.
Accrued Expenses and Other Liabilities:
Accrued expenses and other liabilities as of September 30, 2013 and December 31, 2012 included $6.39 billion and $4.99 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.

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

Note 8.    Commitments, Guarantees and Contingencies
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $19.98 billion and $17.86 billion as of September 30, 2013 and December 31, 2012, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 75% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

(In millions)	September 30, 2013	December 31, 2012
Indemnified securities financing	$315,632	$302,341
Stable value protection	27,913	33,512
Asset purchase agreements	4,646	5,063
Standby letters of credit	4,601	4,552
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
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Aggregate fair value of indemnified securities financing	$315,632	$302,341
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	327,567	312,223
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	86,461	80,224
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	91,884	85,411
In certain cases, we participate in securities finance transactions as a principal. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2013 and December 31, 2012, we had approximately $9.76 billion and $6.83 billion, respectively, of collateral provided and approximately $6.39 billion and $4.99 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
These contingencies are individually accounted for as derivative financial instruments. The notional amounts of these contingencies are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 11. As of September 30, 2013, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
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
To the extent that we have established reserves in our consolidated statement of condition for probable loss contingencies,

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
SSgA
We are currently defending two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. The first action alleges, among other things, that State Street breached its fiduciary duty to investors in those funds. The plaintiff contends that other State Street agency lending clients received more favorable fee splits than did the SSgA lending funds. In August 2012, the Court certified a class consisting of ERISA plans that invested in SSgA collective trust funds between April 2004 and the present. The plaintiff alleges that class members paid between $145 million and $237 million in excess fees during the class period. The second action, filed in January 2013, challenges the division of our securities lending-related revenue between common trust funds and State Street in its role as lending agent. It alleges, among other things, that State Street breached its fiduciary duty under ERISA and state common law to investors in those funds. We have established a reserve of $15 million in connection with these matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, as of September 30, 2010, the last date on which State Street acted as custodian for the participants, the difference between the amortized cost and market value of the in-kind distribution was approximately $49 million. We have been informed that the participants liquidated these securities in June 2013, and that the realized loss on those sales was approximately $11.3 million. We have established a reserve of $10 million in connection with this matter.
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
Our estimated total revenue worldwide from such services was approximately $223 million for the nine months ended September 30, 2013, approximately $248 million for the year ended December 31, 2012, approximately $331 million for the year ended December 31, 2011, approximately $336 million for the year ended December 31, 2010, approximately $369 million for the year ended December 31, 2009 and approximately $462 million for the year ended December 31, 2008. Although we did not calculate revenue for such services prior to 2006 in the same manner, and have refined our calculation method over time, we believe that the amount of our revenue for such services has been of a similar or lesser order of magnitude for many years. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints variously allege violations of the federal securities laws, common law and ERISA in connection with our foreign exchange trading business, our investment securities portfolio and our asset-backed commercial paper conduit program. A fourth complaint, a purported shareholder derivative action on behalf of State Street, was dismissed in September 2013. We have not established a reserve with respect to these matters.
Transition Management
In 2011, we identified a limited number of instances in which clients of our U.K. transition management businesses had been intentionally charged amounts in excess of the contractual terms. We conducted an investigation of such business with the assistance of external counsel and accounting firms; we notified and have reimbursed the limited number of clients which we identified as having been intentionally overcharged. We also reported this matter to the U.K. Financial Conduct Authority, or FCA, and are cooperating with them and the SEC in connection with this matter. We have established reserves in an aggregate amount of $13.4 million for indemnification costs and the potential for a financial penalty in connection with a resolution of this matter with the FCA.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints, collectively, allege various claims in connection with certain assets managed by TAG and custodied with State Street. We established a reserve of $9 million in the three months ended June 30, 2013 in connection with these matters. During the three months ended September 30, 2013, we entered into settlements with certain of the plaintiffs and had a remaining reserve of $6.5 million as of September 30, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Income Taxes
In the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. Unrecognized tax benefits totaled approximately $116 million and $95 million as of September 30, 2013 and December 31, 2012, respectively.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of September 30, 2013 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.

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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of September 30, 2013 and December 31, 2012, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.38 billion and $2.68 billion, respectively, and other short-term borrowings of $1.98 billion and $2.15 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.7 years as of September 30, 2013, compared to approximately 6.9 years as of December 31, 2012.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $2.02 billion and $691 million, respectively, as of September 30, 2013, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
Interests in Sponsored Investment Funds:
In the normal course of business, we manage various types of sponsored investment funds through SSgA. The services we provide to these sponsored investment funds generate management fee revenue. From time to time, we may invest cash in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly-launched strategies. These funds may be considered VIEs. As of September 30, 2013, we have not been deemed to be the primary beneficiary of these funds, and as a result have not included the funds in our consolidated financial statements.
Our potential maximum loss exposure associated with our investments in these unconsolidated funds totaled $18 million and $28 million as of September 30, 2013 and December 31, 2012, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize in any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.    Shareholders’ Equity
Common Stock:
In March 2013, our Board of Directors approved a program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In the three months ended September 30, 2013, under this program, we purchased approximately 8.2 million shares of our common stock at an average cost of $68.57 per share and an aggregate cost of approximately $560 million. No shares were purchased by us under this program in the three months ended March 31, 2013. From April 1, 2013 through September 30, 2013, we purchased approximately 16.7 million shares of our common stock under this program at an average per-share and aggregate cost of $67.12 and $1.12 billion, respectively. As of September 30, 2013, approximately $980 million remained available for purchases of our common stock under the March 2013 program.
In the three months ended March 31, 2013, we purchased approximately 6.5 million shares of our common stock at an average cost of $54.95 per share and an aggregate cost of approximately $360 million, under a previous Board-approved program which ended on March 31, 2013.
In the nine months ended September 30, 2013, under both programs, we purchased in the aggregate approximately 23.2 million shares of our common stock at an average per-share cost of $63.69 and an aggregate cost of approximately $1.48 billion. Shares acquired in connection with our common stock purchase programs which remained unissued as of September 30, 2013 were recorded as treasury stock in our consolidated statement of condition as of September 30, 2013.
In the three months ended September 30, 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $115 million. In the three months ended September 30, 2012, we declared a quarterly common stock dividend of $0.24 per share, or approximately $113 million. In the nine months ended September 30, 2013, we declared aggregate common stock dividends of $0.78 per share, totaling approximately $350 million, compared to aggregate common stock dividends of $0.72 per share, totaling approximately $346 million, declared in the nine months ended September 30, 2012.
Preferred Stock:
In the three months ended September 30, 2013, we declared a quarterly dividend on our non-cumulative perpetual preferred stock, Series C, of $1,312.50 per share, or approximately $0.33 per depositary share (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C), totaling approximately $7 million. In the nine months ended September 30, 2013, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C, of $3,937.50 per share, or approximately $0.98 per depositary share, totaling approximately $20 million. In both the three and nine months ended September 30, 2012, dividends declared on our perpetual preferred stock, Series C, totaled approximately $8 million. In the three and nine months ended September 30, 2012, we declared dividends on our non-cumulative perpetual preferred stock, Series A, totaling approximately $7 million and $21 million, respectively. We redeemed our perpetual preferred stock, Series A, in the three months ended December 31, 2012.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of accumulated other comprehensive income (loss), or AOCI, as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Net unrealized gains on cash flow hedges	$130	$69
Net unrealized gains on available-for-sale securities portfolio	138	815
Net unrealized losses related to reclassified available-for-sale securities	(81)	(110)
Net unrealized gains on available-for-sale securities	57	705
Net unrealized losses on available-for-sale securities designated in fair value hedges	(122)	(183)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	3	(3)
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(51)	(65)
Net unrealized losses on retirement plans	(274)	(283)
Foreign currency translation	157	134
Total	$(114)	$360
The following table presents changes in AOCI by component, net of related taxes, in the nine months ended September 30:

	Nine Months Ended September 30, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	59	(578)	—	11	(6)	22	(492)
Amounts reclassified out of AOCI	2	(3)	—	3	15	1	18
Other comprehensive income (loss)	61	(581)	—	14	9	23	(474)
Ending balance	$130	$(62)	$(14)	$(51)	$(274)	$157	$(114)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents reclassifications out of AOCI in the three and nine months ended September 30, 2013:

	Amount Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cash flow hedges:
Interest-rate contracts, net of related taxes of $1	$—	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($2) and ($4), respectively	(4)	(7)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related taxes of $2	—	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $3, respectively	1	3	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $3 and $9, respectively	5	15	Compensation and employee benefits expense
Foreign currency translation:
Sale of foreign entities, net of related taxes of $1	—	1	Processing fees and other revenue
Total reclassifications out of AOCI	$2	$18
In the nine months ended September 30, 2013, we realized net gains of $11 million, or $7 million net of related taxes as presented in the table above, from sales of available-for-sale securities. Unrealized pre-tax gains of $25 million were included in AOCI as of December 31, 2012, net of deferred taxes of $10 million, related to these sales. In the nine months ended September 30, 2012, we realized net gains of $29 million from sales of available-for-sale securities. Unrealized pre-tax gains of $22 million were included in AOCI as of December 31, 2011, net of deferred taxes of $9 million, related to these sales.

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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2013 and December 31, 2012, we had recorded approximately $2.87 billion and $1.68 billion, respectively, of cash collateral received from counterparties and approximately $2.80 billion and $1.30 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2013 totaled approximately $421 million, against which we had no underlying collateral, due to timing differences with respect to the mark-to-market valuation of the collateral. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2013 was approximately $421 million. Such accelerated settlement would not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments:
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. These hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. We manage interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The securities hedged had a weighted-average life of approximately 6.7 years as of September 30, 2013, compared to 6.9 years as of December 31, 2012. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on one senior note and one subordinated note from fixed rates to floating rates. The senior note matures in 2018 and pays fixed interest at a 1.35% annual rate. The subordinated note matures in 2023 and pays fixed interest at a 3.1% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the senior notes and subordinated notes stemming from changes in the benchmark interest rates.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security had a remaining life of approximately 1 year as of September 30, 2013, compared to 1.8 years as of December 31, 2012. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$1,112	$1,578
Options and caps purchased	36	68
Options and caps written	36	68
Futures	5,126	1,910
Foreign exchange contracts:
Forward, swap and spot	1,118,507	897,354
Options purchased	2,797	9,454
Options written	2,357	8,734
Credit derivative contracts:
Credit swap agreements	136	27
Other:
Stable value contracts	27,913	33,512
Futures	3	—
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	4,222	3,153
Foreign exchange contracts:
Forward and swap	2,987	3,477

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	September 30, 2013			December 31, 2012
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,592	$130	$2,722	$1,573	$130	$1,703
Long-term debt(1)	1,500	—	1,500	1,450	—	1,450
Total	$4,092	$130	$4,222	$3,023	$130	$3,153

(1) As of September 30, 2013 and December 31, 2012, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $18 million and $174 million, respectively.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.34%	2.67%	4.13%	3.20%

	Nine Months Ended September 30,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.49%	2.77%	4.01%	3.20%
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

	Asset Derivatives
	Balance Sheet Location	Fair Value
(In millions)		September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$10,109	$9,243
Interest-rate contracts	Other assets	34	61
Credit derivative contracts	Other assets	1	—
Total		$10,144	$9,304
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$257	$135
Interest-rate contracts	Other assets	24	162
Total		$281	$297

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Liability Derivatives
	Balance Sheet Location	Fair Value
(In millions)		September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$10,210	$9,067
Interest-rate contracts	Other liabilities	35	61
Other derivative contracts	Other liabilities	9	9
Total		$10,254	$9,137
Derivatives designated as hedging instruments:
Interest-rate contracts	Other liabilities	$272	$284
Foreign exchange contracts	Other liabilities	51	17
Total		$323	$301

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended		Nine Months Ended
(In millions)		September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$147	$113	$461	$459
Foreign exchange contracts	Processing fees and other revenue	—	1	—	(2)
Interest-rate contracts	Trading services revenue	—	1	3	(87)
Interest-rate contracts	Processing fees and other revenue	—	—	—	2
Credit derivative contracts	Processing fees and other revenue	1	—	1	—
Total		$148	$115	$465	$372

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013			Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(In millions)
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$20	$(135)	Investment securities	Processing fees and other revenue	$(20)	$135
Interest-rate contracts	Processing fees and other revenue	(14)	(146)	Long-term debt	Processing fees and other revenue	12	133
Interest-rate contracts	Processing fees and other revenue	(6)	15	Available-for-sale securities	Processing fees and other revenue	7	(15)
Total		$—	$(266)			$(1)	$253

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(In millions)
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$26	$30	Investment securities	Processing fees and other revenue	$(26)	$(30)
Interest-rate contracts	Processing fees and other revenue	(1)	(7)	Available-for-sale securities	Processing fees and other revenue	1	3
Interest-rate contracts	Processing fees and other revenue	22	62	Long-term debt	Processing fees and other revenue	(21)	(58)
Total		$47	$85			$(46)	$(85)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$10	Net interest revenue	$(1)	$(3)	Net interest revenue	$1	$3
Foreign exchange contracts	(55)	98	Net interest revenue	—	—	Net interest revenue	—	5
Total	$(56)	$108		$(1)	$(3)		$1	$8

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$3	Net interest revenue	$(1)	$(4)	Net interest revenue	$1	$2
Foreign exchange contracts	(2)	(1)	Net interest revenue	—	—	Net interest revenue	2	2
Total	$(2)	$2		$(1)	$(4)		$3	$4

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
Certain of our derivative contracts are executed under either standardized netting agreements or, for exchange-traded derivatives, the relevant contracts for a particular exchange which contain enforceable netting provisions. In certain cases, we may have cross-product netting arrangements which allow for netting and set-off of a variety of types of derivatives with a single counterparty. A derivative netting arrangement creates an enforceable right of set-off that becomes effective, and effects the realization or settlement of individual financial assets and liabilities, only following a specified event of default. Collateral requirements associated with our derivative contracts are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily, typically based on net exposure by counterparty. Collateral is generally in the form of cash or highly liquid U.S. government securities.
In connection with our secured financing activities, we enter into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral upon an event of default. Required collateral is generally in the form of cash, equity securities or fixed-income securities. Default events may include the failure to make payments or deliver securities timely, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of derivative financial instruments and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$58	$(45)	$13	$223	$(19)	$204
Foreign exchange contracts	10,366	(3,757)	6,609	9,378	(3,575)	5,803
Other derivative contracts	1	—	1	—	—	—
Cash collateral netting	—	(2,303)	(2,303)	—	(1,451)	(1,451)
Total derivatives	$10,425	$(6,105)	$4,320	$9,601	$(5,045)	$4,556
Other financial instruments:
Resale agreements and securities borrowing(3)	$45,563	$(29,974)	$15,589	$35,658	$(23,809)	$11,849
Total derivatives and other financial instruments	$55,988	$(36,079)	$19,909	$45,259	$(28,854)	$16,405

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,589 million as of September 30, 2013 was $5,827 million of resale agreements and $9,762 million of collateral related to securities borrowing. Included in the $11,849 million as of December 31, 2012 was $5,016 million of resale agreements and $6,833 million of collateral related to securities borrowing. Resale agreements and collateral related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 8 for additional information with respect to principal securities finance transactions.

	September 30, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$4,320	$—	$(95)	$4,225	$4,556	$—	$(105)	$4,451
Resale agreements and securities borrowing	15,589	(144)	(15,360)	85	11,849	(126)	(11,626)	97
Total	$19,909	$(144)	$(15,455)	$4,310	$16,405	$(126)	$(11,731)	$4,548

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of derivative financial instruments and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$307	$(45)	$262	$345	$(19)	$326
Foreign exchange contracts	10,261	(3,757)	6,504	9,084	(3,574)	5,510
Other derivative contracts	9	—	9	9	—	9
Cash collateral netting	—	(468)	(468)	—	(478)	(478)
Total derivatives	$10,577	$(4,270)	$6,307	$9,438	$(4,071)	$5,367
Other financial instruments:
Repurchase agreements and securities lending(3)	$46,488	$(29,974)	$16,514	$36,801	$(23,809)	$12,992
Total derivatives and other financial instruments	$57,065	$(34,244)	$22,821	$46,239	$(27,880)	$18,359

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $16,514 million as of September 30, 2013 was $10,123 million of repurchase agreements and $6,391 million of collateral related to securities lending. Included in the $12,992 million as of December 31, 2012 was $8,006 million of repurchase agreements and $4,986 million of collateral related to securities lending. Repurchase agreements and collateral related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 8 for additional information with respect to principal securities finance transactions.

	September 30, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$6,307	$—	$—	$6,307	$5,367	$—	$—	$5,367
Repurchase agreements and securities lending	$16,514	$(144)	$(14,002)	2,368	12,992	(126)	(12,067)	799
Total	$22,821	$(144)	$(14,002)	$8,675	$18,359	$(126)	$(12,067)	$6,166

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest revenue:
Deposits with banks	$29	$31	$91	$108
Investment securities:
U.S. Treasury and federal agencies	165	200	542	605
State and political subdivisions	59	53	164	161
Other investments	323	374	1,003	1,185
Securities purchased under resale agreements	8	15	33	37
Loans and leases	58	57	193	183
Other interest-earning assets	1	—	4	2
Total interest revenue	643	730	2,030	2,281
Interest expense:
Deposits	17	37	78	127
Short-term borrowings	15	18	46	55
Long-term debt	59	52	169	172
Other interest-bearing liabilities	6	4	19	11
Total interest expense	97	111	312	365
Net interest revenue	$546	$619	$1,718	$1,916

Note 14.    Acquisition and Restructuring Costs
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Acquisition costs	$18	$13	$52	$41
Restructuring charges, net	12	15	22	45
Total acquisition and restructuring costs	$30	$28	$74	$86
Acquisition Costs
Acquisition costs incurred in the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 were related to previously disclosed acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2011 and 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $375 million in our

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012 and $19 million in the nine months ended September 30, 2013.
The charges related to the program included costs related to severance, benefits and outplacement services, as well as costs which resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. The charges also included costs related to information technology, including transition fees associated with the expansion of our use of third-party service providers associated with components of our information technology infrastructure and application maintenance and support.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we had substantially completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we have identified 1,234 additional involuntary terminations and role eliminations, including 263 in the nine months ended September 30, 2013. As of September 30, 2013, we have eliminated 1,168 of these positions.
Expense Control Measures
In December 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third-parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges of $120 million in 2011 and net pre-tax credit adjustments of $(1) million in 2012 in our consolidated statement of income.
 The charges recorded in 2011 included costs related to severance, benefits and outplacement services with respect to both our withdrawal from our fixed-income initiative and the other targeted staff reductions; costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative; and costs for asset and other write-offs related to asset write-downs and contract terminations. In 2011, in connection with the above-described employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of September 30, 2013, we had substantially completed these reductions.
In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012 and $3 million in the nine months ended September 30, 2013, which included $1 million in the three months ended September 30, 2013, in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of September 30, 2013, 720 positions had been eliminated through voluntary and involuntary terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Asset and Other Write-Offs	Total
Balance as of December 31, 2012	$195	$49	$5	$13	$262
Additional accruals for Business Operations and Information Technology Transformation program	9	11	(1)	—	19
Additional accruals for 2012 expense control measures	(2)	—	—	5	3
Payments and adjustments	(125)	(11)	(4)	(8)	(148)
Balance as of September 30, 2013	$77	$49	$—	$10	$136

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net income	$540	$674	$1,583	$1,591
Less:
Preferred stock dividends	(7)	(15)	(20)	(29)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(5)	(6)	(11)
Net income available to common shareholders	$531	$654	$1,557	$1,551

Average common shares outstanding (in thousands):
Basic average common shares	442,860	472,355	449,742	479,536
Effect of dilutive securities: common stock options and common stock awards	9,294	7,655	8,650	6,277
Diluted average common shares	452,154	480,010	458,392	485,813
Anti-dilutive securities(2)	1,788	5,443	2,384	5,613

Earnings per Common Share:
Basic	$1.20	$1.39	$3.46	$3.23
Diluted	1.17	1.36	3.40	3.19

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
The following tables provide a summary of our line of business results for the periods indicated. The “Other” column for the third quarter and first nine months of 2013 included net acquisition and restructuring costs of $30 million and $74 million, respectively, and certain provisions for litigation exposure and other costs of $5 million and $20 million, respectively. The third quarter and first nine months of 2012 included the $362 million credit related to recoveries associated with the 2008 Lehman Brothers bankruptcy, as well as certain provisions for litigation exposure and other costs of $85 million and $107 million, respectively, and net acquisition and restructuring costs of $28 million and $86 million, respectively. In addition, the first nine months of 2012 included the net realized loss from the sale of all of our Greek investment securities. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$1,211	$1,100	$—	$—	$—	$—	$1,211	$1,100
Management fees	—	—	276	251	—	—	276	251
Trading services	242	208	14	24	—	—	256	232
Securities finance	69	81	5	10	—	—	74	91
Processing fees and other	60	38	6	7	—	—	66	45
Total fee revenue	1,582	1,427	301	292	—	—	1,883	1,719
Net interest revenue	527	600	19	19			546	619
Gains (losses) related to investment securities, net	(4)	18	—	—	—	—	(4)	18
Total revenue	2,105	2,045	320	311	—	—	2,425	2,356
Total expenses	1,496	1,459	191	205	35	(249)	1,722	1,415
Income before income tax expense	$609	$586	$129	$106	$(35)	$249	$703	$941
Pre-tax margin	29%	29%	40%	34%			29%	40%
Average assets (in billions)	$197.7	$192.1	$3.6	$3.7			$201.3	$195.8

	Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	Investment Servicing		Investment Management		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Fee revenue:
Servicing fees	$3,587	$3,264	$—	$—	$—	$—	$3,587	$3,264
Management fees	—	—	816	733	—	—	816	733
Trading services	778	695	55	72	—	—	833	767
Securities finance	255	296	28	35	—	—	283	331
Processing fees and other	181	183	11	4	—	—	192	187
Total fee revenue	4,801	4,438	910	844	—	—	5,711	5,282
Net interest revenue	1,655	1,858	63	58	—	—	1,718	1,916
Gains (losses) related to investment securities, net	(9)	48	—	—	—	(46)	(9)	2
Total revenue	6,447	6,344	973	902	—	(46)	7,420	7,200
Provision for loan losses	—	(1)	—	—	—	—	—	(1)
Total expenses	4,628	4,537	624	654	94	(169)	5,346	5,022
Income before income tax expense	$1,819	$1,808	$349	$248	$(94)	$123	$2,074	$2,179
Pre-tax margin	28%	28%	36%	27%			28%	30%
Average assets (in billions)	$201.9	$187.2	$3.8	$3.8			$205.7	$191.0
Note 17.    Non-U.S. Activities
We generally define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments have been applied to determine the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Interest expense allocations are based on our internal funds transfer pricing methodology.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents our non-U.S. financial results for the periods indicated. Results for 2012 reflect changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Total fee revenue	$771	$700	$2,347	$2,169
Net interest revenue	306	240	874	709
Gains (losses) related to investment securities, net	(2)	(4)	(12)	(36)
Total revenue	1,075	936	3,209	2,842
Expenses	786	708	2,279	2,226
Income before income taxes	289	228	930	616
Income tax expense	74	57	228	153
Net income	$215	$171	$702	$463
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	September 30, 2013	December 31, 2012
Interest-bearing deposits with banks	$5,221	$20,665
Investment securities	30,586	28,976
Other assets	16,982	13,441
Total non-U.S. assets	$52,789	$63,082

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012 and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Corporation's management.
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
November 6, 2013

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
The following table presents purchases of our common stock and related information for each of the months in the quarter ended September 30, 2013. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2013	3,072	$68.69	$211	$1,329
August 1 - August 31, 2013	4,149	68.58	285	1,044
September 1 - September 30, 2013	946	68.14	64	980
Total	8,167	$68.57	$560	$980

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index on page 118 of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 6, 2013	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2013	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

	12	Ratios of earnings to fixed charges
	15	Letter regarding unaudited interim financial information
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32	Section 1350 Certifications
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Label Linkbase Document
*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2013 and 2012, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2013 and 2012, (iii) consolidated statement of condition as of September 30, 2013 and December 31, 2012, (iv) consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2013 and 2012, (v) consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012, and (vi) condensed notes to consolidated financial statements.