Form 10-K
period 2013-12-31
STATE STREET CORP
filed 2014-02-21
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($65.21) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2013) was approximately $29.06 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 431,634,583.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 29, 2014 (Part III).

STATE STREET CORPORATION

PART I

ITEM 1.BUSINESS
GENERAL
State Street Corporation, the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company provides financial and managerial support to our legal and operating subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide.
As of December 31, 2013, we had consolidated total assets of $243.29 billion, consolidated total deposits of $182.27 billion, consolidated total shareholders' equity of $20.38 billion and 29,430 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
We make available on the “Investor Relations” section of our corporate website at www.statestreet.com, free of charge, all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites is not part of this Form 10-K.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to market risk associated with our trading activities, and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, on the “Investor Relations” section of our website.

BUSINESS DESCRIPTION
Overview
We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $27.43 trillion of assets under custody and administration and $2.35 trillion of assets under management as of December 31, 2013. Our clients include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.
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
Additional Information
Additional information about our business activities is provided in the sections that follow. For information about our management of credit and counterparty risk; liquidity risk; operational risk; market risk associated with our trading activities; market risk associated with our non-trading, or asset-and-liability management, activities, primarily composed of interest-rate risk; and capital, as well as other risks inherent in our businesses, refer to “Risk Factors” included under Item 1A, the “Financial Condition” section of Management's Discussion and Analysis of Financial Condition and Results of Operations, or Management's Discussion and Analysis, included under Item 7, and our consolidated financial statements and accompanying notes included under Item 8, of this Form 10-K.

LINES OF BUSINESS
We have two lines of business: Investment Servicing and Investment Management.
Investment Servicing
Our Investment Servicing line of business performs core custody and related value-added functions, such as providing institutional investors with clearing, payment and settlement services. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our role as a global trust and custody bank is generally to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
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
We provide mutual fund custody and accounting services in the U.S. We offer clients a broad range of integrated products and services, including accounting, daily pricing and fund administration. We service U.S. tax-exempt assets for corporate and public pension funds, and we provide trust and valuation services for daily-priced portfolios.
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2013, we serviced approximately $1.26 trillion of offshore assets in funds located primarily in Luxembourg, Ireland, the Cayman Islands and Canada. As of December 31, 2013, we serviced $1.15 trillion of assets under administration in the Asia/Pacific region, and in Japan, we serviced approximately 97% of the trust assets serviced by non-domestic trust banks.
We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2013, we had approximately $1.25 trillion of alternative assets under administration.
Investment Management
We provide our Investment Management services through State Street Global Advisors, or SSgA. SSgA provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
Additional information about our lines of business is provided under “Line of Business Information” in Management's Discussion and Analysis included under Item 7, and in note 25 to the consolidated financial statements included under Item 8, of this Form 10-K.
COMPETITION
We operate in a highly competitive environment and face global competition in all areas of our business. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, investment management firms, insurance companies, mutual funds, broker/dealers, investment banks, benefits consultants, business service and software companies and information services firms. As our businesses grow and markets evolve, we may encounter increasing and new forms of competition around the world.
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
SUPERVISION AND REGULATION
State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act, with certain exceptions, limits the activities in which we and our non-banking subsidiaries may engage to those that the Federal Reserve considers to be closely related to banking, or to managing or controlling banks. These limits also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
The parent company is qualified as, and has elected to become, a financial holding company, which increases to some extent the scope of activities in which it may engage. A financial holding company and the entities under its control are permitted to engage in activities considered “financial in nature” as defined by the Bank Holding Company Act and the Federal Reserve’s implementing rules and interpretations, and therefore State Street may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly in activities that are defined to be financial in nature, either de novo or by acquisition, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our depository institution subsidiaries must be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature.
The Dodd-Frank Act, which became law in July 2010, has had, and will continue to have, a significant effect on the regulatory structure of the financial markets and supervision of bank holding companies, banks and other financial institutions. The Dodd-Frank Act, among other things: established the Financial Stability Oversight Council, or FSOC, to monitor systemic risk posed by financial institutions; enacted new restrictions on proprietary trading and private-fund investment activities by banks and their affiliates, commonly known as the “Volcker rule” (refer to our discussion of the Volcker rule provided below under “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section); created a new framework for the regulation of derivatives and the entities that engage in derivatives trading; altered the regulatory capital treatment of trust preferred and other hybrid capital securities; revised the assessment base that is used by the Federal Deposit Insurance Corporation, or FDIC, to calculate deposit insurance premiums; and required large financial institutions to develop plans for their resolution under the U.S. Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure.
In addition, regulatory change is being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III capital and liquidity standards (refer to “Regulatory Capital Adequacy and Liquidity Standards” below in this “Supervision and Regulation” section and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K for a discussion of Basel III) and the Alternative Investment Fund Managers Directive, or AIFMD, the European Market Infrastructure Resolution, or EMIR, anticipated revisions to the European collective investment fund, or UCITS, directive, revisions to the Markets in Financial Instruments Directive, or MIFID, and ongoing review of European Union data protection regulation.
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
Regulatory Capital Adequacy and Liquidity Standards
Like other U.S. bank holding companies, we and our depository institution subsidiaries are subject to the current U.S. minimum risk-based capital and leverage ratio guidelines, referred to as Basel I. As noted above, the status of our parent company as a financial holding company also requires that we and our depository institution subsidiaries maintain specified regulatory capital ratio levels. As of December 31, 2013, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, our principal banking subsidiary, exceeded the currently applicable minimum capital requirements under Basel I and the requirements we must meet for the parent company to qualify as a financial holding company.
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
In 2010, the Basel Committee on Banking Supervision, or Basel Committee, reached an agreement on the Basel III capital standards, which are designed to increase the quality and quantity of regulatory capital and enhance the risk coverage of the regulatory capital framework. Basel III also introduces an internationally-agreed-upon leverage ratio that serves to supplement the risk-based capital ratios.
In July 2013, U.S. banking regulators issued a final rule implementing Basel III in the U.S. The U.S. Basel III final rule replaces the existing Basel I- and Basel II-based capital regulations in the United States. As an “advanced approaches” banking organization (refer to the “Financial Condition - Capital” section of Management's Discussion and Analysis included under Item 7 of this Form 10-K for a discussion of advanced approaches), State Street became subject to the U.S. Basel III final rule beginning on January 1, 2014. However, certain aspects of the U.S. Basel III final rule, including the new minimum risk-based and leverage capital ratios, capital buffers, regulatory adjustments and deductions and revisions to the calculation of risk-weighted assets under the so-called “standardized approach,” will commence at a later date or be phased in over several years.
Among other things, the U.S. Basel III final rule introduces a minimum common equity tier 1 risk-based capital ratio of 4.5%, raises the minimum tier 1 risk-based capital ratio from 4% to 6%, and, for advanced approaches banking organizations such as State Street, imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures. In addition to the supplementary leverage ratio, State Street is subject to a minimum tier 1 leverage ratio of 4%, which differs from the supplementary leverage ratio primarily in that the denominator of the tier 1 leverage ratio is quarterly average on-balance sheet assets.
The U.S. Basel III final rule also introduces a capital conservation buffer and a countercyclical capital buffer that add to the minimum risk-based capital ratios. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a common equity tier 1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a common equity tier 1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum common equity tier 1, and tier 1 and total risk-based capital ratios. Banking regulators have initially set the countercyclical capital buffer at zero.
To maintain the status of our parent company as a financial holding company, we and our insured depository institution subsidiaries are required to be “well-capitalized” by maintaining capital ratios above the minimum requirements. Effective beginning on January 1, 2015, the “well-capitalized” standard for our banking subsidiaries will be revised to reflect the higher capital requirements in the U.S. Basel III final rule.
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $950 million outstanding as of December 31, 2013.

Under the U.S. Basel III final rule, certain new items will be deducted from common equity tier 1 capital and certain existing regulatory capital deductions will be modified. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on investment securities classified as available for sale, which are excluded from tier 1 capital under Basel I and Basel II, will be included in State Street’s and State Street Bank's tier 1 capital, subject to a phase-in schedule.
Beginning on January 1, 2015, the U.S. Basel III final rule will replace the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets for certain types of assets and exposures. The final rule also revised the existing Basel II-based advanced approaches capital rules to implement Basel III and certain provisions of the Dodd-Frank Act. In December 2013, the Federal Reserve made certain technical revisions to the new market risk capital rule, to which we became subject beginning on January 1, 2013.
We are currently in the qualification, or parallel run, period that must be completed prior to our full implementation of the Basel III advanced approaches capital rules. During this qualification period, we must demonstrate to the satisfaction of the Federal Reserve that our models, systems and processes for calculating capital comply with the qualitative and quantitative requirements in the Basel III advanced approaches capital rules.
While we are in the qualification period, we must report our risk-based capital calculations under the Basel III advanced approaches capital rules to the Federal Reserve. Upon completion of the qualification period and with the approval of the Federal Reserve, we will begin to use the Basel III advanced approaches capital rules to calculate our risk-based capital ratios. However, under the U.S. banking regulators’ implementation of a provision of the Dodd-Frank Act, we will be subject to a capital floor which is currently based on Basel I and will, beginning in 2015, be based on the U.S. Basel III standardized approach. As a result, we will be required to calculate our risk-based capital ratios under both the Basel III advanced approach and either the Basel I or Basel III standardized approach, as applicable, and we will be subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.
On February 21, 2014, we were notified by the Federal Reserve that we have completed our parallel run period and will be required to begin using the advanced approaches framework as provided in the Federal Reserve's July 2013 Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we will use the advanced approaches framework to calculate and publicly disclose our risk-based capital ratios beginning with the second quarter of 2014. Under the July 2013 Basel III final rule, we must meet the minimum risk-based capital ratios under both the advanced approaches and generally applicable risk-based capital frameworks in Basel III and Basel I, respectively.
In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for large bank holding companies, including State Street. The Federal Reserve has indicated that it intends to address this requirement by, among other things, implementing the Basel Committee’s capital surcharge for “global systemically important banks,” or G-SIBs. The Financial Stability Board, or FSB, has identified 29 institutions worldwide as G-SIBs and assigned each G-SIB a common equity tier 1 capital surcharge ranging from 1.0% to 2.5% of the respective G-SIB's risk-weighted assets. We have been identified as a G-SIB with a capital surcharge of 1.0%. This surcharge is subject to change from time to time by the FSB. The FSB has stated that it intends to update its list of G-SIBs annually.
The Federal Reserve has also indicated that it may introduce a requirement that certain large bank holding companies maintain a minimum amount of long-term debt at the holding company level to facilitate their orderly resolution in the event of material financial distress or failure. Depending on the ultimate regulation, our parent company could be required to issue additional long-term debt to comply with this requirement. If issued, this additional long-term debt will likely increase our interest expense and reduce our net interest revenue. We cannot predict the magnitude or the timing of the impact at this time.
The following table presents our tier 1 common ratio as of December 31, 2013, calculated using Basel I standards, and our estimated tier 1 common ratios as of December 31, 2013, calculated in conformity with the Basel III final rule under both the standardized approach and the advanced approach. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present understanding of the final rule's impact. As indicated above, under the Basel III final rule, the more stringent of the Basel III tier 1 common ratios calculated by us under the standardized and advanced approaches will apply in the assessment of our capital adequacy under the prompt corrective action framework.

December 31, 2013	Currently Applicable Regulatory Requirements(1)	Basel III Final Rule Standardized Approach (Estimated)(2)	Basel III Final Rule Advanced Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$13,895	$13,216	$13,216
Less:
Trust preferred capital securities	950	475	475
Preferred stock	491	491	491
Plus:
Other	—	87	87
Tier 1 common capital	$12,454	$12,337	$12,337
Total risk-weighted assets	$80,126	$121,562	$104,919
Tier 1 common ratio	15.5%	10.1%	11.8%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5	4.5
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5	2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0	7.0

(1) Using Basel I standards, the tier 1 common ratio was calculated by dividing (a) tier 1 risk-based capital, calculated in conformity with Basel I, less non-common elements including qualifying trust preferred capital securities and qualifying perpetual preferred stock, or tier 1 common capital, by (b) total risk-weighted assets, calculated in conformity with Basel I.
(2) As of December 31, 2013, for purposes of the calculations in conformity with the Basel III final rule, capital and total risk-weighted assets under both the standardized approach and the advanced approach were calculated using our estimates, based on the provisions of the final rule expected to affect capital in 2014. The tier 1 common ratio was calculated by dividing (a) tier 1 common capital, as described in footnote (1), but with tier 1 risk-based capital calculated in conformity with the final rule, by (b) total risk-weighted assets, calculated in conformity with the Basel III final rule. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present understanding of the final rule's impact.
• Under both the standardized and advanced approaches, tier 1 risk-based capital decreased by $679 million, as a result of applying the estimated effect of the Basel III final rule to Basel I tier 1 risk-based capital of $13.90 billion as of December 31, 2013.
• Under both the standardized and advanced approaches, estimated tier 1 common capital used in the calculation of the tier 1 common ratio was $12.34 billion, reflecting the adjustments to Basel I tier 1 risk-based capital described in the first bullet above. Tier 1 common capital used in the calculation was therefore calculated as adjusted tier 1 risk-based capital of $13.22 billion less non-common elements of capital, composed of trust preferred capital securities of $475 million, preferred stock of $491 million, and other adjustments of $87 million as of December 31, 2013, resulting in estimated tier 1 common capital of $12.34 billion. As of December 31, 2013, there was no qualifying minority interest in subsidiaries.
• Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $41.44 billion as a result of applying the provisions of the Basel III final rule to Basel I total risk-weighted assets of $80.13 billion as of December 31, 2013. Under the advanced approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $24.79 billion as a result of applying the provisions of the final rule to Basel I total risk-weighted assets of $80.13 billion as of December 31, 2013.
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
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for large bank holding companies identified as G-SIBs prescribed by the Basel Committee (G-SIBs are described earlier in this “Regulatory Capital Adequacy and Liquidity Standards” section); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
The estimated Basel III tier 1 common ratio as of December 31, 2013 presented above, calculated under the advanced approach in conformity with the Basel III final rule, reflects calculations and determinations with respect to our capital and related matters as of December 31, 2013, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.

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
Supplementary Leverage Ratio
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
Under Basel I, the tier 1 leverage ratio is calculated by dividing tier 1 capital by adjusted quarterly average on-balance sheet assets. The Basel III final rule provides for a leverage ratio similar to Basel I, as well as a supplementary leverage ratio for advanced approaches banking organizations. This supplementary leverage ratio adds certain off-balance sheet exposures, such as those related to derivative contracts and unfunded lending commitments, to the denominator of the ratio calculation.
Under the July 2013 NPR, as a covered bank holding company, we would be required to maintain a supplementary tier 1 leverage ratio of at least 5%, which is 2% above the similar minimum Basel III supplementary tier 1 leverage ratio of 3% referenced earlier in this “Regulatory Capital Adequacy and Liquidity Standards”
section. Failure to exceed the 5% supplementary tier 1 leverage ratio would subject us to restrictions on our capital distributions and discretionary bonus payments. In addition to this leverage buffer for covered bank holding companies, the July 2013 NPR would require insured depository institution subsidiaries of covered bank holding companies, like State Street Bank, to maintain a 6% supplementary tier 1 leverage ratio to be considered “well capitalized.” We are one of eight large U.S. banking organizations to which the July 2013 NPR would apply, and the July 2013 NPR would not apply to all banking organizations with which we compete. If finalized as currently proposed, the new supplementary tier 1 leverage ratio requirements will be effective beginning on January 1, 2018. The July 2013 NPR is a proposed rule and subject to interpretation, regulatory guidance, industry and other comment and issuance in the form of a final rule.
Separately, in January 2014, the Basel Committee finalized its revisions to the denominator of the Basel III supplementary tier 1 leverage ratio. The revised denominator differs from the denominator of the supplementary leverage ratio in the July 2013 NPR and the U.S. Basel III final rule in several important respects that could adversely affect the calculation of our ratio, including the treatment of derivative contracts, securities financing transactions and certain off-balance sheet exposures. U.S. banking regulators may issue rules to implement these revisions.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, Basel III introduced two quantitative liquidity standards: the liquidity coverage ratio, or LCR, and the net stable funding ratio, or NSFR.
The LCR requires banking organizations to maintain a minimum amount of liquid assets to withstand a short-term liquidity stress period of thirty days. It is intended to promote the short-term resilience of the liquidity risk profile of internationally active banking organizations, improve the banking industry's ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. In October 2013, U.S. banking regulators issued an NPR to implement the LCR in the U.S. Among other things, the proposed LCR standard would require covered banking organizations, which includes us and State Street Bank, to maintain an amount of high-quality liquid assets, or HQLAs, equal to or greater than 100% of the banking organization’s total net cash outflows over a 30-calendar-day standardized supervisory liquidity stress scenario.
The U.S. LCR proposal is more stringent in certain respects than the Basel Committee’s version of the LCR, and includes a generally narrower definition of HQLAs, a different methodology for calculating net cash outflows during the 30-calendar-day stress scenario, and a shorter, two-year phase-in period that ends on December 31, 2016. The October 2013 NPR is a proposed rule and may be modified before being finalized. At such time as the Federal Reserve issues a final rule regarding the LCR, the specifications of such rule, such as the eligibility of assets as HQLAs, the calculation of net outflows, including the treatment of operational deposits, and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients.
The NSFR requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance sheet activities. The NSFR is defined as the amount of available stable funding relative to the amount of required stable funding. This ratio should be equal to at least 100% on an ongoing basis. The amount of available stable funding refers to the portion of capital and liabilities expected to be reliable over a one-year horizon. The amount of stable funding required of banking organizations is a function of the liquidity characteristics and residual maturities of their assets and off-balance sheet exposures. In January 2014, the Basel Committee proposed revisions to the original December 2010 version of the NSFR. Many of the proposed changes relate to the prescribed available stable funding factors and required stable funding factors used to calculate the NSFR. The Basel Committee continues to contemplate the introduction of the NSFR, including any final revisions, as a minimum standard by January 1, 2018. U.S. banking regulators have not yet issued an NPR to implement the NSFR.
In addition to the LCR and NSFR, the Federal Reserve has indicated that it may introduce additional regulatory measures related to short-term wholesale funding in the form of securities financing transactions, such as repurchase agreements, reverse repurchase agreements, securities borrowing and lending transactions and margin loans.
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of State Street Bank's deposit insurance by the FDIC, and to certain restrictions on our business, including those that are described above in this “Supervision and Regulation” section.
For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, and note 15 to the consolidated financial statements included under Item 8, of this Form 10-K.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review, or CCAR, framework. Under the Federal Reserve’s capital plan final rule, we must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve.
The capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, such as payments of dividends on, or purchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the U.S. Basel III final rule that are phased in over the planning horizon, and above a tier 1 common risk-based capital ratio of 5%, and serve as a source of strength to our U.S. depository institution subsidiaries under supervisory stress scenarios. The capital plan requirements mandate that we receive no objection from the Federal Reserve before making a capital distribution. In addition, even with a capital plan for which we have received no objection from the Federal Reserve, we must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
In addition to its capital planning requirements, the Federal Reserve has the authority to prohibit or to limit the payment of dividends by the banking organizations it supervises, including us and State Street Bank, if, in the Federal Reserve’s opinion, the payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect our ability to pay dividends and purchase our stock, or require us to provide capital assistance to State Street Bank and any other banking subsidiary.
We expect that, by March 31, 2014, the Federal Reserve will either provide a notice of non-objection or object to our 2014 capital plan, which we submitted to the Federal Reserve in January 2014.
In October 2012, the Federal Reserve issued a final rule to implement its capital stress-testing requirements under the Dodd-Frank Act that require us to conduct semi-annual State Street-run stress tests. Under this rule, we are required to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In September 2013, we provided summary results of our 2013 semi-annual State Street-run stress tests on the “Investor Relations” section of our corporate website. The rule also subjects us to an annual supervisory stress test conducted by the Federal Reserve.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank submitted its 2014 annual State Street Bank-run stress test to the Federal Reserve in January 2014.
The Volcker Rule
The Volcker rule became effective on July 21, 2012, and in December 2013, U.S. regulators issued final regulations to implement the Volcker rule. The Volcker rule will, over time, prohibit “banking entities,” including us and our subsidiaries, from engaging in certain prohibited “proprietary trading” activities, as defined in the final Volcker rule regulations, subject to specified exemptions. The Volcker rule will also require banking entities to either restructure or divest of certain investments in, and relationships with, “covered funds,” as defined in the final Volcker rule regulations.
The classification of certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, as “covered funds” remains subject to market, and ultimately regulatory, interpretation, based on the specific terms and other characteristics relevant to such investment securities and structures. As of December 31, 2013, we held an aggregate of approximately $5.77 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $122 million, composed of gross unrealized gains of $141 million and gross unrealized losses of $19 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are “covered funds,” we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
Banking entities subject to the Volcker rule have until July 21, 2015 to bring all of their activities and investments into conformity with the Volcker rule, subject to possible extensions. The final Volcker rule regulations also require banking entities to establish extensive programs to ensure compliance with the restrictions of the Volcker rule.
We are reviewing our activities that are affected by the final Volcker rule regulations and are taking steps to bring those activities into conformity with the Volcker rule. We are also in the process of establishing the necessary compliance programs to comply with the final Volcker rule regulations. Given the complexity of the new framework, while we anticipate that the final rule will have some impact on our investment management and custody operations, we have not completed a full evaluation of the impact of the final Volcker rule regulations. The impact of the Volcker rule on us will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.
Enhanced Prudential Standards
The Dodd-Frank Act established a new regulatory framework to regulate banking organizations designated as “systemically important financial institutions,” or SIFIs, and has subjected them to heightened prudential standards, including heightened capital, leverage, liquidity and risk management requirements, single-counterparty credit limits and early remediation requirements. Bank holding companies with $50 billion or more in consolidated assets, which includes us, became automatically subject to the systemic-risk regime in July 2010.
The FSOC, established by the Dodd-Frank Act as discussed earlier, can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve for SIFIs, and must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The FSOC is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury, also established by the Dodd-Frank Act, can gather data and reports from financial institutions, including us.
In December 2011, the Federal Reserve issued proposed rules to implement the Dodd-Frank Act’s enhanced prudential standards for large bank holding companies such as State Street. Among other provisions, the proposed rules would require us to implement various liquidity-related risk management and corporate governance measures and limit our aggregate credit exposure to any unaffiliated counterparty (together with that counterparty’s subsidiaries) to 25% of our capital stock and surplus, as defined. Refer to the risk factor titled “We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss” included under Item 1A of this Form 10-K. In addition, the proposed rules would create a new early-remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level.
The systemic-risk regime also provides that, for institutions deemed to pose a grave threat to U.S. financial stability, the Federal Reserve, upon an FSOC vote, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. Upon a grave-threat determination by the FSOC, the Federal Reserve must issue rules that require financial institutions subject to the systemic-risk regime to maintain a debt-to-equity ratio of no more than 15 to 1 if the FSOC considers it necessary to mitigate the risk. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures.
Resolution Planning
As required by the Dodd-Frank Act, the FDIC and the Federal Reserve jointly issued a final rule pursuant to which we are required to submit annually to the Federal Reserve and the FDIC a plan for our rapid and orderly resolution under the Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure, referred to as a “resolution plan.” The FDIC also issued a final rule pursuant to which State Street Bank is required to submit annually to the FDIC a plan for resolution in the event of its failure. We and State Street Bank submitted our most recent annual resolution plans to the Federal Reserve and the FDIC on October 1, 2013.
Orderly Liquidation Authority
Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as State Street, and certain covered subsidiaries, can be subjected to a new orderly liquidation authority. The U.S. Treasury Secretary, in consultation with the President, must first make certain extraordinary financial distress and systemic risk determinations, and action must be recommended by two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board. Absent such actions, we, as a bank holding company, would remain subject to the U.S. Bankruptcy Code.
The orderly liquidation authority went into effect in July 2010, and rulemaking is proceeding in stages, with some regulations now finalized and others planned but not yet proposed. If we were subject to the orderly liquidation authority, the FDIC would be appointed as our receiver, which would give the FDIC considerable powers to resolve us, including: (1) the power to remove officers and directors responsible for our failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.
In December 2013, the FDIC released its proposed single-point-of-entry strategy for resolution of a SIFI under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a SIFI by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.
Derivatives
Title VII of the Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also requires certain persons to register as a “major swap participant” or a “swap dealer.” The Commodity Futures Trading Commission, or CFTC, the SEC and other U.S. regulators have adopted and are still in the process of adopting regulations to implement Title VII. Through this rulemaking process, the CFTC has established, among other things, reporting and record-keeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The SEC is in the process of proposing and finalizing similar regulations.
State Street Bank has registered provisionally with the CFTC as a swap dealer. As a provisionally-registered swap dealer, State Street Bank is subject to significant regulatory obligations regarding its swap activity and the supervision, examination and enforcement powers of the CFTC and other regulators. In December 2013, the CFTC granted State Street Bank a limited-purpose swap dealer designation. Under this limited-purpose designation, interest-rate swap activity engaged in by State Street Bank’s Global Treasury group is not subject to certain of the swap regulatory requirements otherwise applicable to swaps entered into by a registered swap dealer, subject to a number of conditions. For all other swap transactions, our swap activities remain subject to all applicable swap dealer regulations.
Money Market Funds
In 2012, the FSOC proposed several recommendations for money market mutual fund reform, which included requiring money market funds to use a floating net asset value, mandating a capital buffer and requiring a hold-back on redemptions for certain shareholders, and the FSB endorsed recommendations proposed by the International Organization of Securities Commissions, or IOSCO, including requiring money market funds to adopt a floating net asset value. In June 2013, the SEC proposed U.S. reforms, which would require certain SEC-registered money market funds to transact at the floating net asset value or, alternatively, allow such funds to continue to transact at a stable share price but impose liquidity fees and investor redemption gates in times of stress. Reforms proposed by the SEC would also create additional disclosure and reporting requirements for the funds. Money market reforms are also being considered in Europe. The timing and content of final new regulations in the U.S. or Europe remain uncertain. The requirements and standards provided for in any new regulations, including those of the nature described in the FSOC or IOSCO recommendations or in the proposed SEC reforms, have the potential to significantly alter the business models of money market fund sponsors and asset managers, including many of our servicing clients and SSgA, and may result in reduced levels of investment in money market funds. These effects could have adverse impacts on our business, our operations or our consolidated results of operations.
Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations.
Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch. Our other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they operate. As of December 31, 2013, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.
We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, and to 20% in the aggregate for all affiliates, and in some cases are also subject to strict collateral requirements. Under the Dodd-Frank Act, effective in July 2012, derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker rule generally prohibits similar transactions between the parent company or any of its affiliates and “covered funds” for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other “covered funds” organized and offered pursuant to specific exemptions in the final Volcker rule regulations.
Federal law also requires that certain transactions with affiliates be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies. Alternatively, in the absence of comparable transactions, the transactions must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. State Street Bank is also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. Federal law provides as well for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.
SSgA Funds Management, Inc., or SSgA FM, and State Street Global Advisors Limited, or SSgA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSgA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSgA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSgA Ltd. is also authorized and regulated by the U.K. Financial Conduct Authority, or FCA, and is an investment firm under the Markets in Financial Instruments Directive. SSgA FM and SSgA Ltd. each offer a variety of asset management solutions, including active, enhanced and passive equity, active and passive fixed-income, cash management, multi-asset class solutions and real estate. In addition, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities.
Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. The U.K. broker/dealer business operates through our subsidiary, State Street Global Markets International Limited, which is registered in the U.K. as a regulated securities broker, is authorized and regulated by the FCA and is an investment firm under the Market in Financial Instruments Directive. It is also a member of the London Stock Exchange. In accordance with the rules of the FCA, the U.K. broker/dealer publishes information on its risk management objectives and on policies associated with its regulatory capital requirements and resources. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders.
Our activities as a futures commission merchant are subject to regulation by the CFTC in the U.S. and various regulatory authorities internationally, as well as the membership requirements of the applicable clearinghouses.
These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to the Employee Retirement Income Security Act, or ERISA, and is regulated by the U.S. Department of Labor.
Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, the FCA, the Prudential Regulatory Authority, or PRA, the London Stock Exchange, and the Euronext.Liffe regulate our activities in the U.K.; the Federal Financial Supervisory Authority and Deutsche Borse AG regulate our activities in Germany; and the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity and costs related to regulation.
The majority of our non-U.S. asset servicing operations are conducted pursuant to the Federal Reserve's Regulation K through State Street Bank’s Edge Act subsidiary or through international branches of State Street Bank. An Edge Act corporation is a corporation organized under federal law that conducts foreign business activities. In general, banks may not make investments in their Edge Act corporations (and similar state law corporations) that exceed 20% of their capital and surplus, as defined, and the investment of any amount in excess of 10% of capital and surplus requires the prior approval of the Federal Reserve.
In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through us or through our non-banking subsidiaries) pursuant to the Federal Reserve's Regulation Y, or through international bank branch expansion, which are not subject to the investment limitations applicable to Edge Act subsidiaries.

We and certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which contains anti-money laundering, or AML, and financial transparency provisions and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the U.S. contain similar requirements. We have implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. Compliance with applicable AML and related requirements is a common area of review for financial regulators, and our level of compliance with these requirements could result in fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, restrictions on our business activities or harm to our reputation.
We are also subject to the Massachusetts bank holding company statute. Requirements of the statute include, among other things, prior approval by the Massachusetts Board of Bank Incorporation for our acquisition of more than 5% of the voting shares of any additional bank and for other forms of bank acquisitions.
Deposit Insurance
FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits.
The FDIC’s Deposit Insurance Fund, or DIF, is funded by assessments on insured depository institutions. The FDIC assesses DIF premiums based on an insured depository institution's average consolidated total assets, less the average tangible equity of the insured depository institution during the assessment period. For larger institutions, such as State Street Bank, assessments are determined based on regulatory ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base.
The Dodd-Frank Act also directed the FDIC to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks.” During 2011, the FDIC concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks that satisfy specified institutional eligibility criteria. This has the effect of reducing the amount of DIF insurance premiums due from custody banks. State Street Bank is a custody bank for this purpose. The custody bank assessment adjustment may not exceed total transaction account deposits identified by the institution as being directly linked to a fiduciary or custody and safekeeping asset.
Prompt Corrective Action
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as State Street Bank, the Federal Reserve is authorized to take appropriate action against a parent bank holding company, such as our parent company, based on the under-capitalized status of any banking subsidiary. In certain instances, we would be required to guarantee the performance of the capital restoration plan for our under-capitalized banking subsidiary.
Support of Subsidiary Banks
Under Federal Reserve guidelines, which were codified in the Dodd-Frank Act, a bank holding company such as our parent company is required to act as a source of financial and managerial strength to its banking subsidiaries. This requirement means that we are expected to commit resources to State Street Bank and any other banking subsidiary in circumstances in which we otherwise might not do so absent such a requirement. In the event of bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.
Insolvency of an Insured U.S. Subsidiary Depository Institution
If the FDIC is appointed the conservator or receiver of an FDIC-insured U.S. subsidiary depository institution, such as State Street Bank, upon its insolvency or certain other events, the FDIC has the ability to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors, enforce the terms of the depository institution’s contracts pursuant to their terms or repudiate or disaffirm contracts or leases to which the depository institution is a party.
Additionally, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution and, under current interpretation, depositors in non-U.S. offices, in the liquidation or other resolution of such an institution by any receiver. As a result, such persons would be treated differently from and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.

ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may affect overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions and therefore may, in some cases, be adverse to the interests of those shareholders. We are similarly affected by the economic policies of non-U.S. government agencies, such as the European Central Bank, or ECB.
STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following information, included under Items 6, 7 and 8 of this Form 10-K, is incorporated by reference herein:
“Selected Financial Data” table (Item 6) - presents return on average common equity, return on average assets, common dividend payout and equity-to-assets ratios.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - presents consolidated average balance sheet amounts, related fully taxable-equivalent interest earned and paid, related average yields and rates paid and changes in fully taxable-equivalent interest revenue and interest expense for each major category of interest-earning assets and interest-bearing liabilities.
“Investment Securities” section included in Management's Discussion and Analysis (Item 7) and note 4, “Investment Securities,” to the consolidated financial statements (Item 8) - disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).
Note 1, “Summary of Significant Accounting Policies - Loans and Leases,” to the consolidated financial statements (Item 8) - discloses our policy for placing loans and leases on non-accrual status.
“Loans and Leases” section included in Management’s Discussion and Analysis (Item 7) and note 5, “Loans and Leases,” to the consolidated financial statements (Item 8) - discloses distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis (Item 7) - discloses information regarding cross-border outstandings and other loan concentrations of State Street.
“Credit Risk Management” section included in Management’s Discussion and Analysis (Item 7) and note 5, “Loans and Leases,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - discloses deposit information.
Note 9, “Short-Term Borrowings,” to the consolidated financial statements (Item 8) - discloses information regarding short-term borrowings of State Street.
ITEM 1A. RISK FACTORS
Forward-Looking Statements
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
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

•
the financial strength and continuing viability of the counterparties with which we or our clients do business and to which we have investment, credit or financial exposure, including, for example, the direct and indirect effects on counterparties of the sovereign-debt risks in the U.S., Europe and other regions;

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

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement the Dodd-Frank Act changes to the Basel III capital framework and European legislation, such as the Alternative Investment Fund Managers Directive and Undertakings for Collective Investment in Transferable Securities Directives, with respect to the levels of regulatory capital we must maintain, our credit exposure to third parties, margin requirements applicable to derivatives, banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, increased costs or other changes to how we provide services;

•
adverse changes in the regulatory capital ratios that we are required or will be required to meet, whether arising under the Dodd-Frank Act or the Basel III capital and liquidity standards, or due to changes in regulatory positions, practices or regulations in jurisdictions in which we engage in banking activities, including changes in internal or external data, formulae, models, assumptions or other advanced systems used in the calculation of our capital ratios that cause changes in those ratios as they are measured from period to period;

•
increasing requirements to obtain the prior approval of the Federal Reserve or our other regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and equity purchases, without which our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives may be restricted;

•
changes in law or regulation, or the enforcement of law or regulation, that may adversely affect our business activities or those of our clients or our counterparties, and the products or services that we sell, including additional or increased taxes or assessments thereon, capital adequacy requirements, margin requirements and changes that expose us to risks related to the adequacy of our controls or compliance programs;

•	financial market disruptions or economic recession, whether in the U.S., Europe, Asia or other regions;

•	our ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meet our expectations and those of our clients and our regulators;

•	the results of, and costs associated with, government investigations, litigation and similar claims, disputes, or proceedings;

•
delays or difficulties in the execution of our previously announced Business Operations and Information Technology Transformation program, which could lead to changes in our estimates of the charges, expenses or savings associated with the planned program and may cause volatility of our earnings;

•	the potential for losses arising from our investments in sponsored investment funds;

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, and the possibility of significant reductions in the liquidity or valuation of assets underlying those pools;

•	our ability to anticipate and manage the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•	the credit agency ratings of our debt and depository obligations and investor and client perceptions of our financial strength;

•	adverse publicity, whether specific to State Street or regarding other industry participants or industry-wide factors, or other reputational harm;

•	our ability to control operational risks, data security breach risks and outsourcing risks, and our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will prove insufficient, fail or be circumvented;

•
dependencies on information technology and our ability to control related risks, including cyber-crime and other threats to our information technology infrastructure and systems and their effective operation both independently and with external systems, and complexities and costs of protecting the security of our systems and data;

•	our ability to grow revenue, control expenses, attract and retain highly skilled people and raise the capital necessary to achieve our business goals and comply with regulatory requirements;

•
changes or potential changes to the competitive environment, including changes due to regulatory and technological changes, the effects of industry consolidation and perceptions of State Street as a suitable service provider or counterparty;

•	changes or potential changes in how and in what amounts clients compensate us for our services, and the mix of services provided by us that clients choose;

•
our ability to complete acquisitions, joint ventures and divestitures, including the ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•
the risks that our acquired businesses and joint ventures will not achieve their anticipated financial and operational benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected negative synergies will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced, and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our reports on Forms 10-K, 10-Q and 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our website at www.statestreet.com.
Risk Factors
In the normal course of our business activities, we are exposed to a variety of risks. The following is a discussion of various risk factors applicable to State Street. Additional information about our risk management framework is included under “Risk Management” in Management’s Discussion and Analysis included under Item 7 of this Form 10-K. Additional risks beyond those described in Management's Discussion and Analysis or in the following discussion may be inherent in our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which we operate or may in the future operate.
Credit and Counterparty, Liquidity and Market Risks
We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss.
The financial markets are characterized by extensive interdependencies among numerous parties, including banks, central banks, broker/dealers, collective investment funds, insurance companies and other financial institutions. Many financial institutions also hold, or are exposed to, loans, sovereign debt, fixed-income securities, derivatives, counterparty and other forms of credit risk in amounts that are material to their financial condition. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions, particularly large and complex institutions, and sovereign issuers. Although we have procedures for monitoring both individual and aggregate counterparty risk, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
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
Since mid-2007, the continued instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions in recent years. Also, credit downgrades to several sovereign issuers (including the U.S., Austria, France, Greece, Italy, the Netherlands, Portugal and Spain) and other issuers have stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereign or other issuers. Further economic, political or market turmoil or developments, including with respect to federal budget or federal debt-ceiling concerns in the U.S. or the reduction in levels of quantitative easing in the U.S. and other developed countries, may lead to stress on sovereign issuers, and increase the potential for sovereign defaults or restructurings, additional credit-rating downgrades or the departure of sovereign issuers from common currencies or economic unions. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news that was unanticipated by the fund's manager. Our relationship with our clients, the nature of the settlement process and limitations in our systems may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.
In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized. Our use of unaffiliated subcustodians and changing regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return a client’s assets also expose us to credit exposure to those subcustodians. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market.
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Borrowers are generally required to provide collateral equal to a contractually-agreed percentage equal to or in excess of the fair value of the loaned securities. As the fair value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.
We also engage in certain off-balance sheet activities that involve risks. For example, we provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss. Similarly, we provide credit facilities in connection with the remarketing of U.S. municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and to their increased liquidity demands. In the current economic environment, where municipal credits are subject to increased investor concern, the risks associated with such businesses increase. Further, our off-balance sheet activities also include our agreement, described above, to indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities.
Under evolving regulatory restrictions on credit exposure, which are anticipated to include a broadening of the measure of credit exposure, we may be required to limit our exposures to specific issuers or groups, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations may adversely affect our businesses and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition.
Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, our currency trading business, our securities finance business, and our investment management business. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in interest rate, market and credit risks.
Our investment securities portfolio represented approximately 48% of our consolidated total assets as of December 31, 2013, and the gross interest revenue associated with our investment portfolio represented approximately 22% of our consolidated total gross revenue for the year ended December 31, 2013. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, our access to liquidity, foreign exchange markets, mark-to-market valuations, and our ability to profitably reinvest repayments of principal with respect to these securities. The low interest-rate environment that has persisted since the financial crisis began in mid-2007, and may continue in 2014 and beyond, limits our ability to achieve a net interest margin consistent with our historical averages.

Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan and lease portfolios represent a smaller proportion (approximately 6% of our consolidated total assets as of December 31, 2013), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio or a portfolio of U.S. Treasury securities. For example, under the U.S. Basel III final rule issued in July 2013, after-tax changes in the fair value of investment securities classified as available for sale will be included in tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the U.S. Basel III final rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Our investment portfolio continues to have significant concentrations in certain classes of securities, including agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial disruption that began in mid-2007. We also hold non-U.S. mortgage-backed and asset-backed securities with exposures to European countries, whose sovereign-debt markets have experienced increased stress since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.”
Further, we hold a portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio have increased.
If market conditions similar to those experienced in 2007 and 2008 were to recur, our investment portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010 with respect to these asset classes. In addition, deterioration in the credit quality of our portfolio holdings could result in other-than-temporary impairment. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by a quicker-than-anticipated increase in interest rates. In addition, while approximately 89% of the carrying value of the securities in our investment portfolio was composed of securities rated “AAA” or “AA” as of December 31, 2013, if a material portion of our investment portfolio were to experience credit-rating declines below investment grade, our capital ratios as calculated pursuant to the Basel III regulatory capital and liquidity standards could be adversely affected. This risk is greater with portfolios of investment securities than with loans or holdings of U.S. Treasury securities.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our net interest revenue is affected by the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. Our ability to anticipate these changes or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest revenue. The impact of changes in interest rates will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads generally have a constraining effect on our net interest revenue. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk - Asset-and-Liability Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects, could be adversely affected.
Liquidity management is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:

•	extend credit to our clients in connection with our custody business;

•	meet clients' demands for return of their deposits; and

•	manage the pool of long- and intermediate-term assets that are included in the investment securities carried in our consolidated statement of condition.
Because the demand for credit by our clients is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities portfolio is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. During periods of market uncertainty, the level of client deposits held by us has in recent years tended to increase; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, as a consequence, have increased our net interest revenue but have adversely affected our net interest margin.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based on a number of factors, including volume and volatility in the global securities markets, the relative interest rates that we are prepared to pay for these deposits and the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets.
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
The availability and cost of credit in short-term markets are highly dependent on the markets' perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment securities portfolio, which, depending on market conditions, could result in a loss from such sales of investment securities being recorded in our consolidated statement of income.
Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under Basel III, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing.
In July 2013, U.S. banking regulators issued a final rule implementing the Basel III capital standards in the U.S. The U.S. Basel III final rule replaces the existing Basel I- and Basel II-based capital regulations. As a so-called “advanced approaches” banking organization, we became subject to the U.S. Basel III final rule on January 1, 2014. We are currently in the qualification, or parallel run, period that must be completed prior to our full implementation of the Basel III advanced approaches capital rules. During the parallel run period, we must demonstrate to the satisfaction of the Federal Reserve that our models, systems and processes for calculating capital comply with the qualitative and quantitative requirements in the Basel III advanced approaches capital rules.
During or subsequent to this qualification period, the Federal Reserve may determine that we are not in compliance with certain aspects of the advanced approaches capital rules and may require us to take certain actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, banking regulators could change the Basel III capital standards or their interpretations as they apply to us, including changes to these standards or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel III advanced approaches capital rules.
On February 21, 2014, we were notified by the Federal Reserve that we have completed our parallel run period and will be required to begin using the advanced approaches framework as provided in the Federal Reserve's July 2013 Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we will use the advanced approaches framework to calculate and publicly disclose our risk-based capital ratios beginning with the second quarter of 2014. Under the July 2013 Basel III final rule, we must meet the minimum risk-based capital ratios under both the advanced approaches and generally applicable risk-based capital frameworks in Basel III and Basel I, respectively.
Our current assessment of the implications of the U.S. Basel III final rule indicates a potential impact which could be material to our businesses and our profitability, as well as to our regulatory capital ratios. The U.S. Basel III final rule requires us to apply the “Simplified Supervisory Formula Approach,” referred to as the SSFA, to determine the risk weights of securitization exposures, such as asset-backed securities, carried in our investment securities portfolio. In contrast, the existing capital rules provided for a ratings-based approach under which external credit ratings were used to determine the risk weight of securitization exposures. The Dodd-Frank Act prohibits the use of external credit ratings in federal regulations, resulting in the elimination of the ratings-based approach by the U.S. Basel III final rule. Currently, our investment securities portfolio contains significant holdings of mortgage- and asset-backed securities that are highly rated by credit rating agencies, for which the SSFA would apply higher regulatory risk weights compared to Basel I and Basel II. At the same time, certain of our securitization exposures with lower credit ratings would receive lower regulatory risk weights under the SSFA compared to Basel I and Basel II.
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of December 31, 2013, application of the SSFA would materially increase our total risk-weighted assets relative to those calculated under Basel I and Basel II, and correspondingly decrease our regulatory risk-based capital ratios. As a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with the capital requirements under Basel III. This re-evaluation could result in the reinvestment of cash flows from our portfolio securities into different types of investments, which could materially and adversely affect our consolidated results of operations by reducing our net interest revenue and which could increase the amount of credit risk inherent in our consolidated statement of condition.
There remains considerable uncertainty with respect to multiple provisions of the U.S. Basel III final rule, and the timing and manner in which they will be applied to us. Models implemented under the U.S. Basel III final rule, particularly those implementing the Basel III advanced approaches capital rules, remain subject to regulatory review and approval. In addition, the U.S. Basel III final rule contains additional new requirements, such as a supplementary leverage ratio, and further capital and liquidity requirements are under consideration by U.S. and international banking regulators, such as a liquidity coverage and a net stable funding ratio, each of which has the potential to have significant effects on our capital and liquidity planning and activities.
For example, the specification of the various elements of the U.S. liquidity coverage ratio in the final rule, when adopted, such as the eligibility of assets as high-quality liquid assets, the calculation of net outflows, including the treatment of operational deposits, and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of the Basel III final rule, and of other regulatory initiatives related to capital or liquidity, on State Street and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making. In general, as an identified “global systemically important bank,” or G-SIB, we generally expect to be held to the most stringent provisions under the U.S. Basel capital framework.
We are also required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's Comprehensive Capital Analysis and Review process, which process is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. The planned capital actions in our capital plan, including common stock purchases and dividends, may be objected to by the Federal Reserve, potentially requiring us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, and may require resubmission of the capital plan to the Federal Reserve for approval. We also expect to be subject to asset quality reviews and stress testing by other regulators, such as the ECB.
Our implementation of the new capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect, and which may adversely affect our consolidated revenues. In the event that our implementation of new capital and liquidity requirements under Basel III, the Dodd-Frank Act or other regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about the above matters, refer to “Business - Supervision and Regulation - Regulatory Capital Adequacy and Liquidity Standards” included under Item 1, and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, of this Form 10-K.
Our businesses have significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition.
Since 2011, Greece, Ireland, Italy, Portugal, Spain and other European economies have experienced, and in the future may experience, difficulties in financing their deficits and servicing their outstanding debt. Eurozone instability and sovereign debt concerns, and the downgraded credit ratings of associated sovereign debt and European financial institutions, have contributed to the volatility in the financial markets. This reduced confidence has led to support for Greece, Ireland, Portugal, and Spain by Eurozone countries and the International Monetary Fund. The ECB has also purchased European sovereign debt to support these markets and the euro. Numerous European governments, notably Italy and Spain, have also adopted austerity and other measures in an attempt to contain the spread of sovereign-debt concerns.
Disagreement among Eurozone countries remains as to the management of current European sovereign-debt concerns and their impact on European financial institutions. The decline in the market value of sovereign debt, and the requirement as part of certain rescue packages for creditors to agree to material restructuring of outstanding sovereign debt, have weakened the capital position of many European financial institutions. These institutions have been, and may in the future be, required to raise additional capital to improve their capital positions.
These political disagreements, along with the interdependencies among European economies and financial institutions and the substantial refinancing requirements of European sovereign issuers, have exacerbated concern regarding the stability of the euro, European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, disruptions in the European financial markets, the failure to resolve fully and contain sovereign-debt concerns, continued recession in significant European economies, the attempt of a country to abandon the euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the euro, could have a material adverse impact on our consolidated results of operations or financial condition.
The conditions since 2007 in the global economy and financial markets have adversely affected us, and they have increased the uncertainty and unpredictability we face in managing our businesses.
Our businesses have been significantly affected by global economic conditions since 2007 and their impact on financial markets. Global credit and other financial markets have at times suffered from substantial volatility, illiquidity and disruption. The resulting economic pressure and lack of confidence in the financial stability of certain countries, and in the financial markets generally, have adversely affected our business, as well as the businesses of our clients and our significant counterparties. This environment, and the potential for continuing or additional disruptions, have also affected overall confidence in financial institutions, have further exacerbated liquidity and pricing issues within the fixed-income securities markets, have increased the uncertainty and unpredictability we face in managing our businesses, and have had an adverse effect on our consolidated results of operations and financial condition.
While global economies and financial markets showed some signs of stabilizing during 2013, numerous global financial services firms and the sovereign debt of some nations experienced credit downgrades and recessionary issues. The occurrence of additional disruptions in global markets, continued uncertainty with respect to federal budget and federal debt-ceiling concerns in the U.S., continued economic or political uncertainty in Europe, or the worsening of economic conditions, could further adversely affect our businesses and the financial services industry in general, and also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions.
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
We may need to raise additional capital in order to maintain our credit ratings in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could adversely affect our business and our ability to implement our business plan, capital plan and strategic goals, including the financing of acquisitions and joint ventures.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. One or more of the major independent credit rating agencies have in the recent past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. In November 2013, Moody’s Investors Service downgraded the long-term senior and subordinated debt ratings for State Street Bank.
The current market environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products.
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including the effects of market or regulatory developments, our announced or rumored business developments or consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us; our clients may reduce or place limits on the level of services we provide them or seek other service providers; or our prospective clients may select other service providers,all of which may have other adverse effects on our reputation.
The risk that we may be perceived as less creditworthy relative to other market participants is higher in the current market environment, in which the consolidation, and in some instances failure, of financial institutions, including major global financial institutions, have resulted in a smaller number of much larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients' behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.
Operational, Business and Reputational Risks
We face extensive and changing government regulation in the U.S. and in foreign jurisdictions in which we operate, which may increase our costs and expose us to risks related to compliance.

Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both in and outside of the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital and organizational structure, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common stock purchase actions, the manner in which we market our services, and our interactions with foreign regulatory agencies and officials.
Several aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided in “Business - Supervision and Regulation” included under Item 1 of this Form 10-K.
The Dodd-Frank Act, which became law in July 2010, has had, and will continue to have, a significant impact on the regulatory structure of the global financial markets and has imposed, and is expected to continue to impose, significant additional costs on us. While U.S. banking regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional implementing regulations in the future. In light of the further rule-making required to fully implement the Dodd-Frank Act, as well as the discretion afforded to federal regulators, the full impact of this legislation on us, our business strategies and financial performance is not known at this time and may not be known for a number of years. Several elements of the Dodd-Frank Act, such as the Volcker rule and enhanced prudential standards for financial institutions designated as “systemically important financial institutions,” or SIFIs, impose or are expected to impose significant additional operational, compliance and risk management costs both in the near-term, as we develop and integrate appropriate systems and procedures, and on a recurring basis thereafter, as we monitor, support and refine those systems and procedures.
A number of regulations implementing the Dodd-Frank Act that are not yet final are anticipated to be finalized in 2014, with compliance dates soon thereafter, and, as a result of and together with regulatory change in Europe, the costs and impact on our operations of the post-financial crisis regulatory reform are accelerating. We may not anticipate completely all areas in which the Dodd-Frank Act or other regulatory initiatives could affect our business or influence our future activities or the full effects or extent of related operational, compliance, risk management or other costs.
The FDIC and the Federal Reserve jointly issued a final rule under the Dodd-Frank Act pursuant to which we are required to submit annually to the Federal Reserve and the FDIC a plan, known as a resolution plan, for our rapid and orderly resolution under the Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure. The FDIC also issued a final rule pursuant to which State Street Bank is required to submit annually to the FDIC a plan for resolution in the event of its failure. We and State Street Bank submitted our most recent annual resolution plan to the Federal Reserve and the FDIC on October 1, 2013. If the FDIC and the Federal Reserve should determine that our resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.
Other provisions of the Dodd-Frank Act and its implementing regulations, such as new rules for swap market participants, additional regulation of financial system utilities, the designation of non-bank institutions as SIFIs, and further requirements to facilitate orderly liquidation of large institutions, could adversely affect certain of our business operations and our competitive position, and could also negatively affect the operational and competitive positions of our clients. The final effects of the Dodd-Frank Act on our business will depend largely on the scope and timing of the implementation of the Dodd-Frank Act by regulatory bodies, which in many cases have been delayed, and the exercise of discretion by these regulatory bodies.
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, limitations on our business activities, or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex regulations relating to money laundering and anti-terrorist monitoring of our clients. Regulatory scrutiny of compliance with these and other regulations is increasing and our operations are subject to regulations from multiple jurisdictions. The overall evolving regulatory landscape in each jurisdiction in which we operate, including requirements or restrictions on our service offerings or opportunities for new service offerings, particularly when applied on a cross-border basis, is not necessarily consistent with the requirements or regulatory objectives of other jurisdictions in which we have clients or operations. This evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us.
In particular, non-U.S. regulation and initiatives may be inconsistent or conflict with current or proposed regulations in the U.S., which could create increased compliance and other costs that would adversely affect business, operations or profitability. Our designation under the Dodd-Frank Act in the U.S. as a SIFI, and our identification by the Financial Stability Board as a G-SIB, to which certain regulatory capital surcharges may apply, will subject us to incrementally higher capital and prudential requirements, and may result in increased scrutiny of our activities and potential further regulatory requirements, than those applicable to some of the financial institutions with which we compete as a custodian or asset manager.
We are further affected by other regulatory initiatives, including, but not limited to, the implementation of the Basel III capital and liquidity standards, including proposed revisions to the U.S. leverage ratio and Basel III supplementary leverage ratio, and the Alternative Investment Fund Managers Directive, or AIFMD, and the European Market Infrastructure Resolution, or EMIR, anticipated revisions to the European collective investment fund, or UCITS, directive revisions to the Markets in Financial Instruments Directive and ongoing review of European Union data protection regulation. Proposed or potential regulations in the U.S. and Europe with respect to money market funds, short-term wholesale funding, such as repurchase agreements or securities lending, or other “shadow banking” activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In Europe, the AIFMD increases the responsibilities and potential liabilities of custodians to certain of their clients for asset losses, and proposed revisions to the regulations affecting UCITS are anticipated to incorporate similar, potentially more strict, standards.
EMIR requires the reporting of all derivatives to a trade repository, the mandatory clearing of certain derivatives trades via a central counterparty and risk mitigation techniques for derivatives not cleared via a central counterparty. EMIR will impact our business activities, and increase costs, in various ways, some of which may be adverse. Further, the European Commission's proposal to introduce a proposed financial transaction tax or similar proposals elsewhere, if adopted, could materially effect the location and volume of financial transactions or otherwise alter the conduct of financial activities, any of which could have a material adverse effect on our business and on our consolidated results of operations or financial condition.
The Dodd-Frank Act and these other international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, otherwise adversely affect our business, our consolidated results of operations or financial condition and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
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
If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits, delays, or difficulties in obtaining regulatory approvals or restrictions on our business activities or harm to our reputation, which may significantly and adversely affect our business operations and, in turn, our consolidated results of operations. The willingness of regulatory authorities to impose meaningful sanctions, and the level of fines and penalties imposed in connection with regulatory violations, have increased substantially since the financial crisis. Regulatory agencies may, at times, limit our ability to disclose their findings, related actions or remedial measures. Similarly, many of our clients are subject to significant regulatory requirements and retain our services in order for us to assist them in complying with those legal requirements. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs.
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

Our calculations of credit, market and operational risk exposures, total risk-weighted assets and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations, and assumptions that are subject to changes over time, which changes, in addition to our consolidated financial results, could materially change our risk exposures, our total risk-weighted assets and our capital ratios from period to period.
To calculate our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios for regulatory purposes, the Basel III capital and liquidity standards involve the use of current and historical data, including our own loss data and claims experience and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures, and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations, and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment by us and by our regulators based, among other factors, on our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in our advanced systems and a corresponding material change in our risk exposures, our total risk-weighted assets and our capital ratios compared to prior periods. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or more general market, or individual financial institution-specific, activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios calculated under the Basel III capital and liquidity standards will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
Our businesses may be adversely affected by regulatory enforcement and litigation.
In the ordinary course of our business, we are subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.
From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of our fiduciary or contractual responsibilities. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation or on client demand for our products and services. In regulatory settlements since the financial crisis, the fines imposed by regulators have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach. We are currently subject to both regulatory inquiries and civil litigation with respect to the provision of foreign exchange execution services to institutional investors that are also custody clients. These regulatory matters and litigation have the potential to have a material adverse effect on our consolidated results of operations for the period in which the relevant matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
The potential exposure from such matters, if any, is difficult to estimate because the basis on which some claims may be brought remains uncertain or the legal theories being applied are untested in the courts. For additional information concerning these matters, refer to the risk factor titled “We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely affected our revenue from such trading and may cause our revenue from such trading to decline in the future.”
In many cases, we are required to self-report inappropriate or non-compliant conduct to the authorities, and our failure to do so may represent an independent regulatory violation. Even when we promptly bring the matter to the attention of the appropriate authorities, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects in connection with self-reported matters.
Further, we may become subject to regulatory scrutiny, inquiries or investigations associated with broad, industry-wide concerns, and potentially client-related inquiries or claims, whether or not we engaged in the relevant activities, and could experience associated increased costs or harm to our reputation. For example, we are a major foreign exchange dealer and also publish a commonly used foreign exchange benchmark. Many participants in the foreign exchange industry are presently experiencing increased regulatory scrutiny concerning alleged potential manipulation in foreign exchange markets, particularly with respect to published benchmarks. This industry scrutiny may result in the assertion of claims against us, regulatory actions or investigations or increased regulation, which may decrease the volume and profitability of our foreign exchange trading activities. Our revenue worldwide from direct foreign exchange sales and trading services totaled $304 million in 2013, $263 million in 2012 and $352 million in 2011.
In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, we cannot provide assurance as to the outcome of any pending or potential matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable and estimable loss contingencies. As a result, any reserves we establish to cover any settlements, judgments or regulatory fines may not be sufficient to cover our actual financial exposure. The resolution of certain pending or potential legal or regulatory matters could have a material adverse effect on our consolidated results of operations for the period in which the relevant matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
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
In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to certain California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange transactions for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading services for the years ended December 31:

(In millions)	2013	2012	2011	2010	2009	2008
Revenue from indirect foreign exchange trading	$285	$248	$331	$336	$369	$462
We believe that the amount of our revenue from such services has been of a similar or lesser order of magnitude for many years prior to 2008. Our revenue calculations related to indirect foreign exchange services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
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
The heightened regulatory and media scrutiny on indirect foreign exchange services has resulted in pressure on our pricing of these services, and clients have reduced the volume of trades executed through these services, each of which has had and is anticipated to continue to have an adverse impact on our revenue from, and the profitability of, these services. Some custody clients or their investment managers have elected to change the manner in which they execute foreign exchange with us or have decided not to use our foreign exchange execution methods. We do not expect the market, regulatory and other pressures on our indirect foreign exchange services to decrease in 2014. We intend to continue to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by service options. We cannot provide assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange services, or to use alternatives to our existing indirect foreign exchange services, will choose the alternatives offered by us. Accordingly, our revenue earned from providing these services may decline further.
We may not be successful in implementing our announced multi-year program to transform our operating model or our other strategic initiatives.
In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational efficiencies, our plans for entering or exiting business lines or geographic markets, our plans for acquiring or disposing of businesses and our plans to build new systems and other infrastructure, to engage third-party service providers and to address staffing needs. In late 2010, we announced a multi-year program to enhance service excellence and innovation, increase efficiencies and position us for accelerated growth. We continued our implementation of this program during 2013, and it is targeted for completion at the end of 2014.
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
We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through SSgA. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest cash in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by GAAP, and if we are deemed to be the primary beneficiary of these funds, we include them in our consolidated financial statements. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underling investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period for financial accounting purposes could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
The net assets of any consolidated fund are solely available to settle the liabilities of the fund and to settle any investors’ ownership redemption requests, including any seed capital invested in the fund by State Street. We are not contractually required to provide financial or any other support to any of our sponsored investment funds and are subject to regulators that prohibit or limit our ability to do so. In addition, neither creditors nor equity investors in the sponsored investment funds have any recourse to State Street’s general credit.
In instances where we are not deemed to be the primary beneficiary of the sponsored investment fund, we do not include the funds in our consolidated financial statements. Our risk of loss associated with these unconsolidated funds primarily represents our seed capital investment, which could become realized as a result of poor investment performance. However, the amount of loss we may recognize during any period would be limited to the carrying amount of our investment.
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
Our management of collective investment pools on behalf of clients exposes us to reputational risk and, in some cases, operational losses. If our clients incur substantial losses in these pools, particularly in money market funds (where there is a general market expectation that net asset value will not drop below $1.00 per share) or other constant-net-asset-value products, receive redemptions as in-kind distributions rather than in cash, or experience significant under-performance relative to the market or our competitors' products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate.

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
During the market disruption that accelerated following the bankruptcy of Lehman Brothers, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all client demands in these investment pools without adversely affecting the return to non-withdrawing clients became more difficult. For clients that have invested directly or indirectly in certain of the collateral pools and have sought to terminate their participation in lending programs, we have required, in accordance with the applicable client arrangements, that these withdrawals from the collateral pools take the form of partial in-kind distributions of securities. In the case of SSgA funds that engage in securities lending, we implemented limitations, which were terminated in 2010, on the portion of an investor's interest in such fund that may be withdrawn during any month.
If higher than normal demands for liquidity from our clients were to return to post-Lehman-Brothers-bankruptcy levels or increase, managing the liquidity requirements of our collective investment pools could become more difficult. If such liquidity problems were to recur, our relationships with our clients may be adversely affected, and, we could, in certain circumstances, be required to consolidate the investment pools into our consolidated statement of condition; levels of redemption activity could increase; and our consolidated results of operations and business prospects could be adversely affected. In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.
In 2008, we imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds' assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds' net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition.
In December 2010, in order to increase participants' control over the degree of their participation in the lending program, we divided certain agency lending collateral pools into liquidity pools, from which clients could obtain cash redemptions, and duration pools, which are restricted and operate as liquidating accounts. We believe that our practice of effecting purchases and redemptions of units of the collateral pools, and other constant-net-asset-value products, at $1.00 per unit, notwithstanding that the underlying portfolios have a market value of less than $1.00 per unit, complied and continue to comply with the terms of our unregistered cash collateral pools and was in the best interests of participants in the agency lending program.
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

The potential reputational impact from any decision to support or not to support a fund, and from restrictions on redemptions, is most acute in connection with money market funds and other cash products that employ a constant net asset value of $1.00 for purposes of effecting subscriptions and redemptions. The continued use of constant-net-asset-value funds, such as money market funds, or the imposition of further conditions on the offering of such funds, is currently under active consideration in both the U.S. and Europe. The adoption of certain of the proposals under discussion could expose us to increased risk of loss or could make such products less attractive, potentially affecting our revenue from cash pools that we manage or service.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures, the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. For example, as discussed earlier in this “Risk Factors” section, we have experienced adverse publicity with respect to our indirect foreign exchange services, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, as discussed earlier in this “Risk Factors” section, regulatory and reputational issues in our transition management business in the U.K. in 2010 and 2011 adversely affected our revenue from that business in 2012 and 2013. Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.
We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external, including service provider, risks in our various businesses. Risks that individuals, either employees or contractors, consciously circumvent established control mechanisms to, for example, exceed trading or investment management limitations, or commit fraud, are particularly challenging to manage through a control framework. The financial and reputational impact of control failures can be significant. Persistent or repeated issues with respect to controls may raise concerns among regulators regarding our culture, governance and control environment. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from the client relationship.
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
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that expose us to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the control policies, procedures and systems we have established to comply with our operational requirements will fail, will be inadequate or will become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Given the volume of transactions we process on a daily basis, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses.
We may also be subject to disruptions from external events that are wholly or partly beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our clients, vendors and counterparties could suffer from such events. Should these events affect us, or the clients, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet accruals for probable and estimable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any accruals we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which could have a material adverse effect on our consolidated results of operations.
Cost shifting to non-U.S. jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We actively strive to achieve cost savings by shifting certain business processes and business support functions to lower-cost geographic locations, such as Poland, India and China. We may accomplish this shift by establishing operations in lower-cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be affected by regulatory and client acceptance issues. Such relocation of functions also entails costs, such as technology and real estate expenses, that may offset or exceed the expected financial benefits of the lower-cost locations. In addition, the financial benefits of lower-cost locations may diminish over time.
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. During 2012 and 2013, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm.
Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services or maintain systems availability, maintain compliance and internal controls or otherwise appropriately conduct our business activities. For example, there could be sudden increases in transaction volumes, electrical or telecommunications outages, cyber-attacks or employee or contractor error or malfeasance. In addition, updates to these systems and facilities often involve implementation, integration and security risks.
The third parties with which we do business or which facilitate our business activities, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business.

In particular, we, like other financial services firms, will continue to face increasing cyber-security threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. We therefore could experience significant related costs and exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, loss of confidential, personal or proprietary information, litigation, damage to our reputation or property and enhanced competition.
Any theft, loss or other misappropriation of the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects.
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients' trade secrets and confidential information (including client transactional data and personal data about our employees, our clients and our clients' clients). Unauthorized access to such information may occur, resulting in its theft, loss or other misappropriation. Any theft, loss or other misappropriation of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of challenges associated with evolving compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that potentially are not applicable to other financial services firms in all jurisdictions. The unexpected loss of services of key personnel could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, can adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates or to provide other services to them.
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
As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. In 2013, we continued the integration of prior acquisitions, including our 2012 acquisition of Goldman Sachs Administration Services, or GSAS. We undertake transactions of varying sizes to, among other reasons, expand our geographic footprint, access new clients, technologies or services, develop closer or more collaborative relationships with our business partners, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by acquisition-related charges. Further, past acquisitions, including our acquisition of GSAS, have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under current requirements and proposals. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined.
Through our acquisitions or joint ventures, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating provisions we put in place may not be sufficient to address these liabilities and contingencies.
Various regulatory approvals or consents are generally required prior to closing of these transactions, which may include approvals of the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
The integration of our acquisitions results in risks to our business and other uncertainties.
The integration of acquisitions presents risks that differ from the risks associated with our ongoing operations. Integration activities are complicated and time consuming and can involve significant unforeseen costs. We may not be able to effectively assimilate services, technologies, key personnel or businesses of acquired companies into our business or service offerings as anticipated, alliances may not be successful, and we may not achieve related revenue growth or cost savings. We also face the risk of being unable to retain, or cross-sell our products or services to, the clients of acquired companies or joint ventures. Acquisitions of investment servicing businesses entail information technology systems conversions, which involve operational risks and may result in client dissatisfaction and defection. Clients of investment servicing businesses that we have acquired may be competitors of our non-custody businesses. The loss of some of these clients or a significant reduction in the revenues generated from them, for competitive or other reasons, could adversely affect the benefits that we expect to achieve from these acquisitions or cause impairment to goodwill and other intangibles.

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
We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services to clients, primarily for conversions, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. We also enter into longer-term arrangements with respect to custody, fund administration and depository services. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
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
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the Financial Accounting Standards Board, or FASB, or their convergence efforts with the International Accounting Standards Board, as well as changes in the interpretation of existing accounting standards, by the FASB or the SEC or otherwise reflected in GAAP, potentially could affect our consolidated results of operations, cash flows and financial condition. These changes are difficult to predict, and can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the restatement of our consolidated financial statements for prior periods.
Changes in tax laws, rules or regulations, challenges to our tax positions with respect to historical transactions, and changes in the composition of our pre-tax earnings may increase our effective tax rate and thus adversely affect our consolidated financial statements.
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal government, Massachusetts, other state governments and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our business that could have a negative impact on our after-tax earnings. In addition, the expiration at the end of 2013 of certain U.S. tax laws that favorably affected the taxation of our non-U.S. operations could begin to affect the results of those operations in 2014. Although these U.S. tax laws have previously expired and been re-enacted, it is uncertain whether they will be re-enacted again.
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
We may incur losses as a result of unforeseen events, including terrorist attacks, natural disasters, the emergence of a pandemic or acts of embezzlement.
Acts of terrorism, natural disasters or the emergence of a pandemic could significantly affect our business. We have instituted disaster recovery and continuity plans to address risks from terrorism, natural disasters and pandemic; however, anticipating or addressing all potential contingencies is not possible for events of this nature. Acts of terrorism, either targeted or broad in scope, or natural disasters could damage our physical facilities, harm our employees and disrupt our operations. A pandemic, or concern about a possible pandemic, could lead to operational difficulties and impair our ability to manage our business. Acts of terrorism, natural disasters and pandemics could also negatively affect our clients, counterparties and service providers, as well as result in disruptions in general economic activity and the financial markets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy a total of approximately 8.3 million square feet of office space and related facilities worldwide, of which approximately 7.4 million square feet are leased. Of the total leased space, approximately 3.3 million square feet are located in eastern Massachusetts. An additional 1.5 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.9 million square feet in the U.K. and elsewhere in Europe, and approximately 700,000 square feet in the Asia/Pacific region.
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of the building, and a related underground parking garage, at One Lincoln Street, under 20-year non-cancelable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for approximately 129,000 square feet of the building.
In 2012, construction began on the Channel Center, a build-to-suit office building located in Boston, designed to consolidate our staff from various eastern Massachusetts locations. We expect to begin leasing the entire 500,000 square feet of this building beginning in early 2014. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1.1 million square feet (720,000 square feet owned and 380,000 square feet leased), function as State Street Bank's principal operations facilities.
We occupy other principal properties located in Missouri, New Jersey, New York, California and Ontario, composed of five leased buildings containing a total of approximately 938,000 square feet, under leases expiring from June 2015 to March 2025. Significant properties in the U.K. and Europe include nine buildings located in England, Scotland, Poland, Ireland, Luxembourg, Germany, France and Italy, containing approximately 1.3 million square feet under leases expiring from January 2019 through August 2034. Principal properties located in China and Australia consist of three buildings containing approximately 420,000 square feet under leases expiring from September 2015 through May 2021.
We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in note 20 to the consolidated financial statements included under Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition.  However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. We consider a loss probable and establish an accrual when we make or intend to make an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and the reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a loss or range of loss might not be reasonably estimated until the later stages of the proceeding.
As of December 31, 2013, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $119 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
SSgA
We have previously reported on two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. In January 2014, we filed a motion to approve a $10 million class settlement of the collective trust fund litigation. A final fairness hearing has been scheduled for May 2014. The common trust fund class action remains pending. We have accrued $15 million in connection with these matters, including the proposed class settlement.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. We have accrued $10 million in connection with this matter.
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
We offer indirect foreign exchange services such as those we offer to the California state pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty.
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
We have not established an accrual with respect to any of the pending legal proceedings related to our indirect foreign exchange services. We cannot provide any assurance as to the outcome of the pending proceedings, or whether other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services.
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading services for the years ended December 31:

(In millions)	2013	2012	2011	2010	2009	2008
Revenue from indirect foreign exchange trading	$285	$248	$331	$336	$369	$462
We believe that the amount of our revenue from such services has been of a similar or lesser order of magnitude for many years prior to 2008. Our revenue calculations related to indirect foreign exchange trading services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints allege various violations of the federal securities laws, common law and ERISA in connection with our public disclosures concerning our investment securities portfolio, our asset-backed commercial paper conduit program, and our foreign exchange trading business. A fourth complaint, a purported shareholder derivative action on behalf of State Street, was dismissed in September 2013. We have accrued $12.5 million in connection with these matters.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. We agreed to and have paid a fine of £22.9 million, or approximately $37.8 million, which we had fully accrued as of December 31, 2013. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of December 31, 2013, in addition to the above-described settlement, we had remaining accruals of approximately $13 million for other costs associated with the reimbursement of the affected clients and indemnification costs.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints, collectively, allege various claims in connection with certain assets managed by TAG and custodied with State Street. In 2013, we entered into settlements with certain of the TAG account holders. As of December 31, 2013, we had accrued $4.6 million with respect to claims that have not been settled.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information with respect to each of our executive officers as of February 21, 2014.

Name	Age	Position
Joseph L. Hooley	56	Chairman, President and Chief Executive Officer
Joseph C. Antonellis	59	Vice Chairman
Michael W. Bell	50	Executive Vice President and Chief Financial Officer
Jeffrey N. Carp	57	Executive Vice President, Chief Legal Officer and Secretary
John L. Klinck, Jr.	50	Executive Vice President
Andrew Kuritzkes	53	Executive Vice President and Chief Risk Officer
James J. Malerba	59	Executive Vice President, Corporate Controller and Chief Accounting Officer
Peter O'Neill	55	Executive Vice President
Christopher Perretta	56	Executive Vice President
James S. Phalen	63	Executive Vice President
Scott F. Powers	54	President and Chief Executive Officer of State Street Global Advisors
Alison A. Quirk	52	Executive Vice President
Michael F. Rogers	56	Executive Vice President
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
Mr. Bell joined State Street in 2013 as Executive Vice President and Chief Financial Officer. Prior to joining State Street, Mr. Bell served as executive vice president and chief financial officer of Manulife Financial Corporation, a leading Canada-based financial services group with principal operations in Asia, Canada and the U.S., from 2009 to 2012. From 2002 to 2009, he served as executive vice president and chief financial officer at Cigna Corporation, a global health services organization where he had previously served in several senior management positions, including as President of Cigna Group Insurance.
Mr. Carp joined State Street in 2006 as Executive Vice President and Chief Legal Officer. Later in 2006, he was also appointed Secretary. From 2004 to 2005, Mr. Carp served as executive vice president and general counsel of Massachusetts Financial Services, an investment management and research company. From 1989 until 2004, Mr. Carp was a senior partner at the law firm of Hale and Dorr LLP, where he was an attorney since 1982. Mr. Carp served as State Street's interim Chief Risk Officer from February 2010 until September 2010.
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
Mr. Perretta joined State Street in 2007 as Executive Vice President and Chief Information Officer. Prior to joining State Street, from 2002 to 2007, Mr. Perretta was the chief information officer for General Electric Commercial Finance, where he had previously served in several senior management positions. Prior to that, Mr. Perretta was an associate partner at Arthur Anderson Consulting (now Accenture).
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
Mr. Rogers joined State Street in 2007 as part of our acquisition of Investors Financial Services Corp., and he has served as Executive Vice President and head of Global Markets and Global Services - Americas since November 2011. He has served as head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held beginning in 2009. From State Street's acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. and its predecessors in various capacities, most recently as President beginning in 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 3,269 shareholders of record as of January 31, 2014. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Summarized Financial Information (Unaudited)” included under Item 8 of this Form 10-K, and is incorporated herein by reference.
In March 2013, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2013. All shares of our common stock purchased during the quarter ended December 31, 2013 were purchased under the above-described Board-approved program. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
October 1 - October 31, 2013	2,709	$67.47	$183	$797
November 1 - November 30, 2013	3,600	71.27	256	541
December 1 - December 31, 2013	1,693	71.27	121	420
Total	8,002	$69.98	$560	$420
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under “Capital” in Management's Discussion and Analysis included under Item 7, and in note 13 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
As a bank holding company, our parent company is a legal entity separate and distinct from its principal banking subsidiary, State Street Bank, and its non-banking subsidiaries. The right of the parent company to participate as a shareholder in any distribution of assets of State Street Bank upon its liquidation, reorganization or otherwise is subject to the prior claims by creditors of State Street Bank, including obligations for federal funds purchased and securities sold under repurchase agreements and deposit liabilities.
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
No dividends may be declared, credited or paid so long as there is any impairment of State Street Bank's capital stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared by State Street Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus or to a fund for the retirement of any preferred stock.
Under the Federal Reserve Act, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank's Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” for the preceding two calendar years. For these purposes, “retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank's net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank's net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two-year period and by any required transfers to surplus or to a fund for the retirement of preferred stock.
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
Under the prompt corrective action, or PCA, provisions adopted pursuant to the FDIC Improvement Act of 1991, State Street Bank may not pay a dividend when it is deemed, under the PCA framework, to be under-capitalized, or when the payment of the dividend would cause State Street Bank to be under-capitalized. If State Street Bank is under-capitalized for purposes of the PCA framework, it must cease paying dividends for so long as it is deemed to be under-capitalized. Once earnings have begun to improve and an adequate capital position has been restored, dividend payments may resume in accordance with federal and state statutory limitations and guidelines.
In 2013, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.04 per share, totaling approximately $463 million. In 2012, our parent company declared aggregate quarterly common stock dividends to its shareholders of $0.96 per share, totaling approximately $456 million. Currently, the payment of future common stock dividends by our parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its CCAR process. Information about dividends declared by our parent company and dividends from our subsidiary banks is provided under “Capital” in Management's Discussion and Analysis included under Item 7, and in note 15 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Business - Supervision and Regulation - Capital Planning, Stress Tests and Dividends” included under Item 1 of this Form 10-K and the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under Basel III, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” included under Item 1A of this Form 10-K.
Information about our equity compensation plans is included under Item 12, and in note 14 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2008 at the closing price on the last trading day of 2008, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 81 of the Standard & Poor's 500 companies, representing 17 diversified financial services companies, 22 insurance companies, 19 real estate companies and 23 banking companies. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S., and is composed of 24 leading national money center and regional banks and thrifts.

	2008	2009	2010	2011	2012	2013
State Street Corporation	$100	$111	$118	$105	$125	$198
S&P 500 Index	100	126	146	149	172	228
S&P Financial Index	100	117	132	109	141	191
KBW Bank Index	100	98	121	93	122	168

ITEM 6.SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2013	2012	2011	2010	2009
Total fee revenue	$7,590	$7,088	$7,194	$6,540	$5,935
Net interest revenue	2,303	2,538	2,333	2,699	2,564
Gains (losses) related to investment securities, net(1)	(9)	23	67	(286)	141
Total revenue	9,884	9,649	9,594	8,953	8,640
Provision for loan losses	6	(3)	—	25	149
Expenses:
Compensation and employee benefits	3,800	3,837	3,820	3,524	3,037
Information systems and communications	935	844	776	713	656
Transaction processing services	733	702	732	653	583
Occupancy	467	470	455	463	475
Claims resolution	—	(362)	—	—	—
Provision for legal exposure related to fixed-income strategies	—	—	—	—	250
Securities lending charge	—	—	—	414	—
Acquisition and restructuring costs, net(2)	104	225	269	252	49
Other	1,153	1,170	1,006	823	916
Total expenses	7,192	6,886	7,058	6,842	5,966
Income before income tax expense and extraordinary loss	2,686	2,766	2,536	2,086	2,525
Income tax expense(3)	550	705	616	530	722
Income before extraordinary loss	2,136	2,061	1,920	1,556	1,803
Extraordinary loss, net of taxes	—	—	—	—	(3,684)
Net income (loss)	$2,136	$2,061	$1,920	$1,556	$(1,881)
Adjustments to net income (loss)(4)	(34)	(42)	(38)	(16)	(163)
Net income before extraordinary loss available to common shareholders	$2,102	$2,019	$1,882	$1,540	$1,640
Net income (loss) available to common shareholders	$2,102	$2,019	$1,882	$1,540	$(2,044)
PER COMMON SHARE:
Earnings per common share before extraordinary loss:
Basic	$4.71	$4.25	$3.82	$3.11	$3.50
Diluted	4.62	4.20	3.79	3.09	3.46
Earnings (loss) per common share:
Basic	$4.71	$4.25	$3.82	$3.11	$(4.32)
Diluted	4.62	4.20	3.79	3.09	(4.31)
Cash dividends declared	1.04	.96	.72	.04	.04
Closing market price (at year end)	$73.39	$47.01	$40.31	$46.34	$43.54
AT YEAR END:
Investment securities	$116,914	$121,061	$109,153	$94,130	$93,576
Average total interest-earning assets	178,101	167,615	147,657	126,256	122,923
Total assets	243,291	222,582	216,827	160,505	157,946
Deposits	182,268	164,181	157,287	98,345	90,062
Long-term debt	9,699	7,429	8,131	8,550	8,838
Total shareholders' equity	20,378	20,869	19,398	17,787	14,491
Assets under custody and administration (in billions)	27,427	24,371	21,807	21,527	18,795
Assets under management (in billions)	2,345	2,086	1,845	2,010	1,951
Number of employees	29,430	29,650	29,740	28,670	27,310
RATIOS:
Return on average common shareholders' equity before extraordinary loss	10.5%	10.3%	10.0%	9.5%	13.2%
Return on average assets before extraordinary loss	1.02	1.05	1.09	1.02	1.12
Common dividend payout before extraordinary loss	21.97	22.43	18.83	1.29	1.17
Average common equity to average total assets	9.6	10.1	10.9	10.8	8.5
Net interest margin, fully taxable-equivalent basis	1.37	1.59	1.67	2.24	2.19
Tier 1 risk-based capital	17.3	19.1	18.8	20.5	17.7
Total risk-based capital	19.7	20.6	20.5	22.0	19.1
Tier 1 leverage ratio	6.9	7.1	7.3	8.2	8.5

(1) Amount for 2012 reflected a $46 million loss from the sale of our Greek investment securities; amount for 2010 included a net loss of $344 million related to a repositioning of our investment portfolio.
(2) Amounts for 2012 and 2011 reflected acquisition costs of $66 million and $71 million, respectively, offset by indemnification benefits of $40 million and $55 million, respectively, for the assumption of income tax liabilities related to the 2010 acquisition of the Intesa securities services business.
(3) Amount for 2013 included a $71 million out-of-period benefit to adjust deferred taxes. Amounts for 2012 and 2011 reflected the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amounts for 2011 and 2010 reflected discrete tax benefits of $103 million and $180 million, respectively, attributable to costs incurred in terminating former conduit asset structures.
(4) Amounts for 2013, 2012 and 2011 represented preferred stock dividends and the allocation of earnings to participating securities using the two-class method. Amount for 2010 represented the allocation of earnings to participating securities using the two-class method. Amounts for 2009 represented dividends and discount related to preferred stock issued in connection with the U.S. Treasury's Troubled Asset Relief Program in 2008 and redeemed in 2009.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of December 31, 2013, we had consolidated total assets of $243.29 billion, consolidated total deposits of $182.27 billion, consolidated total shareholders' equity of $20.38 billion and 29,430 employees. With $27.43 trillion of assets under custody and administration and $2.35 trillion of assets under management as of December 31, 2013, we are a leading specialist in meeting the needs of institutional investors worldwide.
We have two lines of business:
Investment Servicing provides services for mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
Investment Management, through State Street Global Advisors, or SSgA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and in note 25 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
This Management's Discussion and Analysis contains statements that are considered “forward-looking statements” within the meaning of U.S. securities laws. Forward-looking statements are based on our current expectations about financial performance, capital, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities and earnings, management's confidence in our strategies and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in “Risk Factors” included under Item 1A of this Form 10-K.
OVERVIEW OF FINANCIAL RESULTS

Years Ended December 31,	2013	2012	2011
(Dollars in millions, except per share amounts)
Total fee revenue	$7,590	$7,088	$7,194
Net interest revenue	2,303	2,538	2,333
Gains (losses) related to investment securities, net	(9)	23	67
Total revenue	9,884	9,649	9,594
Provision for loan losses	6	(3)	—
Total expenses	7,192	6,886	7,058
Income before income tax expense	2,686	2,766	2,536
Income tax expense(1)	550	705	616
Net income	$2,136	$2,061	$1,920
Adjustments to net income:
Dividends on preferred stock	(26)	(29)	(20)
Earnings allocated to participating securities	(8)	(13)	(18)
Net income available to common shareholders	$2,102	$2,019	$1,882
Earnings per common share:
Basic	$4.71	$4.25	$3.82
Diluted	4.62	4.20	3.79
Average common shares outstanding (in thousands):
Basic	446,245	474,458	492,598
Diluted	455,155	481,129	496,072
Cash dividends declared per common share	$1.04	$.96	$.72
Return on average common equity	10.5%	10.3%	10.0%

(1) Amount for 2013 included an out-of-period income tax benefit of $71 million to adjust deferred taxes. Additional information about this out-of-period benefit is provided under “Income Tax Expense” in this Management's Discussion and Analysis and in note 23 to the consolidated financial statements included under Item 8 of this Form 10-K. Amounts for 2012 and 2011 reflected the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amount for 2011 reflected a discrete income tax benefit of $103 million attributable to costs incurred in terminating former conduit asset structures.
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for 2013 presented in the table above. More detailed information about our consolidated financial results, including comparisons of our results for 2013 to those for 2012, is provided under “Consolidated Results of Operations,” which follows these sections.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Highlights
In March 2013, following the Federal Reserve's review of our 2013 capital plan, with respect to which the Federal Reserve did not object to the capital actions we proposed, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In connection with this and a prior Board-approved program, we undertook the following activities in 2013:

•
From April 1, 2013 through December 31, 2013, under the above-described March 2013 program, we purchased approximately 24.7 million shares of our common stock at an average price of $68.05 per share and an aggregate cost of $1.68 billion.

•
In the first quarter of 2013, in completion of a separate program approved by the Board in March 2012, we purchased an aggregate of 6.5 million shares of our common stock at an average price of $54.95 per share and an aggregate cost of $360 million.

•	In 2013, under both programs combined, we purchased approximately 31.2 million shares of our common stock at an average price of $65.30 per share and an aggregate cost of approximately $2.04 billion.
As of December 31, 2013, approximately $420 million remained available for purchases of our common stock under the March 2013 program.
In 2012, under the March 2012 program, we purchased an aggregate of 33.4 million shares of our common stock, at an aggregate cost of $1.44 billion.
In February 2013, we declared a quarterly common stock dividend of $0.26 per share. This dividend represented an 8% increase over the quarterly common stock dividend of $0.24 per share declared by us in December 2012. In all of 2013, we declared aggregate quarterly common stock dividends of $1.04 per share, totaling approximately $463 million, compared to declarations of aggregate quarterly common stock dividends of $0.96 per share, totaling approximately $456 million, in 2012.
The Federal Reserve is currently conducting a review of 2014 capital plans submitted in January 2014 by us and other large bank holding companies. The levels at which we will be able to declare dividends and purchase shares of our common stock after March 2014 will depend on the Federal Reserve's assessment of our capital plan and our projected performance under the stress scenarios. While we anticipate that the Federal Reserve will not object to the continued return of capital to our shareholders through dividends and/or common stock purchases in 2014, we cannot provide assurance with respect to the Federal Reserve's assessment of our capital plan, or that we will be able to continue to return capital to our shareholders at any specific level.
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
In November 2013, we issued $1.0 billion of 3.70% senior notes due November 20, 2023. In addition, in May 2013, we issued $1.50 billion of senior and subordinated debt, composed of $500 million of 1.35% senior notes due May 15, 2018 and $1.0 billion of 3.10% subordinated notes due May 15, 2023. Additional information about these debt issuances is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
In 2013, in connection with our continued implementation of our Business Operations and Information Technology Transformation program, we achieved incremental pre-tax expense savings of approximately $220 million, and as previously reported, we achieved incremental pre-tax expense savings of approximately $112 million in 2012 and $86 million in 2011, in each case compared to our 2010 expenses from operations, all else being equal. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. Additional information with respect to the program is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In January 2014, we entered into a settlement agreement with the U.K. Financial Conduct Authority as a result of our having charged six clients of our U.K. transition management business amounts in excess of the contractual terms in 2010 and 2011. We agreed to and paid a fine of approximately $38 million in January 2014, which we had accrued as of December 31, 2013. We incurred aggregate pre-tax costs in 2013 in connection with this matter of approximately $69 million, composed of the following:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
Revenue rebates to affected clients of approximately $4 million, recorded as a reduction of other trading, transition management and brokerage revenue, a component of brokerage and other trading services revenue;

•	Securities processing costs of approximately $27 million, recorded in securities processing costs (recoveries), a component of other expenses; and
•The above-described regulatory fine of approximately $38 million, recorded in other expenses.
In addition to the above, we recorded approximately $15 million of revenue rebates in 2011 and approximately $17 million of revenue rebates and other costs in 2012 related to this matter.  The securities processing costs described above reflected probable and estimable costs as of December 31, 2013 related to an operating loss. We resolved this in February 2014 at an additional cost of approximately $12 million.  We have incurred total costs associated with this matter, since it arose in 2010, of approximately $113 million, excluding legal and professional fees. Additional information about this transition management matter is provided under “Legal and Regulatory Matters” in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
Financial Results
Total revenue for 2013 increased 2% compared to 2012, as a combined 10% increase in aggregate servicing fee and management fee revenue and a 5% increase in trading services revenue were partly offset by declines in net interest revenue and securities finance revenue of 9% and 11%, respectively.
Servicing fee revenue for 2013 increased 9% compared to 2012, mainly the result of stronger global equity markets, the impact of net new business installed, and the addition of revenue from the Goldman Sachs Administration Services, or GSAS, business, acquired in October 2012. Servicing fees generated outside the U.S. in both 2013 and 2012 were approximately 42% of total servicing fees for those periods. Management fee revenue increased 11% compared to 2012, primarily the result of stronger equity markets and the impact of net new business installed. Management fees generated outside the U.S. in 2013 and 2012 were approximately 36% and 37%, respectively, of total management fees for those periods.
Trading services revenue for 2013, composed of revenue generated by foreign exchange trading and brokerage and other trading services, increased 5% compared to 2012. Revenue from foreign exchange trading was up 15%, with estimated indirect foreign exchange revenue up 15% and direct sales and trading foreign exchange revenue up 16%, from the prior year, with both increases mainly the result of higher client volumes, currency volatility and spreads. Brokerage and other trading services revenue declined 5% compared to 2012, primarily reflective of the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF. Securities finance revenue declined 11% for 2013 compared to 2012, generally the result of lower spreads and slightly lower lending volumes.
Net interest revenue for 2013 declined 9% compared to 2012, generally the result of lower yields on earning assets related to lower global interest rates, partly offset by lower funding costs. The decline in net interest revenue also reflected the continued impact of the reinvestment of pay-downs on existing investment securities in lower-yielding investment securities. Net interest revenue for 2013 and 2012 included $137 million and $215 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with our consolidation of the commercial paper conduits in 2009.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 22 basis points to 1.37% in 2013 from 1.59% in 2012. Continued elevated levels of client deposits, amid continued market uncertainty, increased our average interest-earning assets, but negatively affected our net interest margin, as we generally placed a portion of these deposits with U.S. and non-U.S. central banks and earned the relatively low interest rates paid by the central banks on these balances. Discount accretion, fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.
Total expenses for 2013 increased 4% compared to 2012. Total expenses for 2013 reflected aggregate credits of $85 million, recorded in other expenses, related to gains and recoveries associated with Lehman Brothers-related assets. Total expenses for 2012 reflected a credit of $362 million, composed of recoveries associated with the 2008 Lehman Brothers bankruptcy, and aggregate credits of $30 million related to litigation and other settlement recoveries associated with Lehman Brothers-related matters. Excluding all of the Lehman Brothers-related credits recorded in 2013 and 2012, total expenses were essentially flat in the 2013-to-2012 comparison, at $7.28 billion for 2013 ($7.19 billion plus $85 million) compared to $7.28 billion for 2012 ($6.89 billion plus $362 million and $30 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Compensation and employee benefits expenses were down 1% in 2013 compared to 2012, primarily due to savings associated with the implementation of our Business Operations and Information Technology Transformation program and lower benefit costs, partly offset by an increase in costs to support new business and higher incentive compensation. Information systems and communications expenses increased 11% compared to 2012, primarily from the planned transition of certain functions to third-party service providers in connection with the implementation of our Business Operations and Information Technology Transformation program and costs to support new business. Transaction processing services expenses were higher by 4%, the result of higher equity market values and higher transaction volumes in the asset servicing business. Finally, other expenses declined 1%, mainly the result of the above-described 2013 gains and recoveries associated with Lehman Brothers-related assets. Additional information with respect to our expenses is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.
In 2013, our global services business secured mandates for approximately $1.02 trillion of new business in assets to be serviced; of the total, $858 billion was installed prior to December 31, 2013, with the remaining $158 billion expected to be installed in 2014. The new business not installed by December 31, 2013 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue for 2013, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced. The $1.02 trillion of new asset servicing business represents gross new business, and is not net of transfers of assets by us to subcustodians.
We will provide one or more of various services for these new assets to be serviced, including accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle-office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency, and wealth management services.
In 2013, SSgA had approximately $5 billion of net lost business in assets to be managed, generally composed of $34 billion of net outflows from alternative investments, partly offset by net inflows of $13 billion into managed cash, net inflows of $6 billion into equities, net inflows of $4 billion into multi-asset-class solutions and net inflows of $3 billion each into fixed-income and securities lending funds.
An additional $13 billion of new business awarded to SSgA but not installed by December 31, 2013 was not included in our assets under management as of that date, and had no impact on our management fee revenue for 2013, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2013 compared to 2012, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K. A comparison of consolidated results of operations for 2012 with those for 2011 is provided later in this Management's Discussion and Analysis under “Consolidated Results of Operations - Comparison of 2012 and 2011.”
TOTAL REVENUE

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012
(Dollars in millions)
Fee revenue:
Servicing fees	$4,819	$4,414	$4,382	9%
Management fees	1,106	993	917	11
Trading services:
Foreign exchange trading	589	511	683	15
Brokerage and other trading services	472	499	537	(5)
Total trading services	1,061	1,010	1,220	5
Securities finance	359	405	378	(11)
Processing fees and other	245	266	297	(8)
Total fee revenue	7,590	7,088	7,194	7
Net interest revenue:
Interest revenue	2,714	3,014	2,946	(10)
Interest expense	411	476	613	(14)
Net interest revenue	2,303	2,538	2,333	(9)
Gains (losses) related to investment securities, net	(9)	23	67
Total revenue	$9,884	$9,649	$9,594	2
Our broad range of services generates fee revenue and net interest revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue. We earn net interest revenue from client deposits and short-term investment activities by providing deposit services and short-term investment vehicles, such as repurchase agreements and corporate commercial paper, to meet clients' needs for high-grade liquid investments, and investing these sources of funds and additional borrowings in assets yielding a higher rate.
Fee Revenue
Servicing and management fees collectively composed approximately 78% of our total fee revenue for 2013, compared to 76% for 2012. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
 Generally, servicing fees are affected by changes in daily average valuations of assets under custody and administration. Additional factors, such as the relative mix of assets serviced, the level of transaction volumes, changes in service level, the nature of services provided, balance credits, client minimum balances, pricing concessions and other factors, may have a significant effect on our servicing fee revenue.
Generally, management fees are affected by changes in month-end valuations of assets under management. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of assets under management. Management fee revenue is relatively more sensitive to market valuations than servicing fee revenue, since a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, changes in service level and other factors, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients using multiple services.
Management fees for actively managed products are generally earned at higher rates than those for passive products. Actively-managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, using relevant information as of December 31, 2013 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease, over the relevant periods on and for which our servicing and management fees are calculated, in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease, over the relevant periods on and for which our servicing and management fees are calculated, in worldwide fixed-income security valuations would result in a corresponding change of approximately 1% in our total revenue.
The following table presents selected equity market indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue. Year-end indices affect the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
S&P 500®	1,644	1,379	19%	1,652	1,387	19%	1,848	1,426	30%
NASDAQ®	3,541	2,966	19	3,575	2,984	20	4,177	3,020	38
MSCI EAFE®	1,746	1,489	17	1,754	1,499	17	1,916	1,604	19
FEE REVENUE

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012
(Dollars in millions)
Servicing fees	$4,819	$4,414	$4,382	9%
Management fees	1,106	993	917	11
Trading services:
Foreign exchange trading	589	511	683	15
Brokerage and other trading services	472	499	537	(5)
Total trading services	1,061	1,010	1,220	5
Securities finance	359	405	378	(11)
Processing fees and other	245	266	297	(8)
Total fee revenue	$7,590	$7,088	$7,194	7
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
The 9% increase in servicing fees for 2013 compared to 2012 primarily resulted from stronger global equity markets, the impact of net new business installed on current-period revenue and the addition of revenue from the October 2012 GSAS acquisition. The combined daily averages of equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 19% for 2013 compared to 2012. For both 2013 and 2012, servicing fees generated outside the U.S. were approximately 42% of total servicing fees.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2013	2012	2011	2010	2009	2012-2013 Annual Growth Rate	2009-2013 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$6,811	$5,852	$5,265	$5,540	$4,734	16%	10%
Collective funds	6,428	5,363	4,437	4,350	3,580	20	16
Pension products	5,851	5,339	4,837	4,726	4,395	10	7
Insurance and other products	8,337	7,817	7,268	6,911	6,086	7	8
Total	$27,427	$24,371	$21,807	$21,527	$18,795	13	10
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

As of December 31,	2013	2012	2011	2010	2009	2012-2013 Annual Growth Rate	2009-2013 Compound Annual Growth Rate
(Dollars in billions)
Equities	$15,050	$12,276	$10,849	$11,000	$8,828	23%	14%
Fixed-income	9,072	8,885	8,317	7,875	7,236	2	6
Short-term and other investments	3,305	3,210	2,641	2,652	2,731	3	5
Total	$27,427	$24,371	$21,807	$21,527	$18,795	13	10

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2013	2012	2011	2010	2009
(In billions)
North America	$20,764	$18,463	$16,368	$16,486	$15,191
Europe/Middle East/Africa	5,511	4,801	4,400	4,069	2,773
Asia/Pacific	1,152	1,107	1,039	972	831
Total Assets Under Custody and Administration	$27,427	$24,371	$21,807	$21,527	$18,795

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total assets under custody and administration from year-end 2012 to year-end 2013 primarily resulted from stronger global equity markets and net client cash inflows, as well as net new business installations. Asset levels as of December 31, 2013 did not reflect $158 billion of new business in assets to be serviced awarded to us in 2013 but not installed prior to December 31, 2013. This new business will be reflected in assets under custody and administration in future periods after installation, and will generate servicing fee revenue in subsequent periods.
The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Through SSgA, we provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. SSgA offers a broad array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed-income securities. SSgA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The 11% increase in management fees for 2013 compared to 2012 primarily resulted from stronger equity markets and the impact of net new business installed on current-period revenue. Combined average daily and average month-end equity market indices, individually presented in the foregoing “INDEX” table, increased approximately 19% compared to 2012. Management fees generated outside the U.S. were approximately 36% of total management fees for 2013 compared to 37% for 2012.
The following tables present assets under management by asset class and investment approach, ETFs by asset class, and the geographic mix of assets under management, as of the dates indicated:
ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)

As of December 31,	2013	2012	2011	2010	2009	2012-2013 Annual Growth Rate	2009-2013 Compound Annual Growth Rate
(Dollars in billions)
Equity:
Active	$42	$45	$46	$54	$68	(7)%	(11)%
Passive	1,334	1,047	893	912	695	27	18
Total Equity	1,376	1,092	939	966	763	26	16
Fixed-Income:
Active	16	17	16	14	21	(6)	(7)
Passive	311	325	271	373	433	(4)	(8)
Total Fixed-Income	327	342	287	387	454	(4)	(8)
Cash(2)	385	369	380	422	508	4	(7)
Multi-Asset-Class Solutions:
Active	23	23	15	16	11	—	20
Passive	110	94	70	70	93	17	4
Total Multi-Asset-Class Solutions	133	117	85	86	104	14	6
Alternative Investments(3):
Active	14	18	17	12	11	(22)	6
Passive	110	148	137	137	111	(26)	—
Total Alternative Investments	124	166	154	149	122	(25)	—
Total Assets Under Management	$2,345	$2,086	$1,845	$2,010	$1,951	12	5

(1) As of December 31, 2013, the presentation has been changed to align with the reporting of core businesses. Amounts previously reported have been adjusted for comparative purposes.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund for which State Street is not the investment manager, but acts as distribution agent. The decline in this asset class as of December 31, 2013 compared to December 31, 2012 mainly resulted from net outflows from the SPDR® Gold Fund related to lower average gold prices.
EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)

As of December 31,	2013	2012	2011	2010	2009	2012-2013 Annual Growth Rate	2009-2013 Compound Annual Growth Rate
(Dollars in billions)
Alternative Investments	$39	$79	$68	$61	$43	(51)%	(2)%
Cash	1	1	2	1	1	—	—
Equity	325	227	184	175	152	43	21
Fixed-Income	34	30	20	15	9	13	39
Total Exchange-Traded Funds	$399	$337	$274	$252	$205	18	18

(1) Exchange-traded funds are a component of assets under management presented above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2013	2012	2011	2010	2009
(In billions)
North America	$1,456	$1,288	$1,190	$1,332	$1,272
Europe/Middle East/Africa	560	480	428	452	479
Asia/Pacific	329	318	227	226	200
Total Assets Under Management	$2,345	$2,086	$1,845	$2,010	$1,951

(1) Geographic mix is based on client location or fund management location.
The increase in total assets under management from year-end 2012 to year-end 2013 resulted from stronger global equity market valuations, partly offset by net lost business of $5 billion. The net lost business of approximately $5 billion was generally composed of $34 billion of net outflows from alternative investments, partly offset by net inflows of $13 billion into managed cash, net inflows of $6 billion into equities, net inflows of $4 billion into multi-asset-class solutions and net inflows of $3 billion each into fixed-income and securities lending funds.
The following table presents activity in assets under management for the years ended December 31:
ASSETS UNDER MANAGEMENT

Years Ended December 31,	2013	2012	2011
(In billions)
Balance at beginning of year	$2,086	$1,845	$2,010
Net new (lost) business	(5)	112	(30)
Sales of U.S. Treasury portfolio of asset-backed securities(1)	—	(31)	(125)
Assets added from Bank of Ireland Asset Management acquisition	—	—	23
Market appreciation (depreciation)	264	160	(33)
Balance at end of year	$2,345	$2,086	$1,845

(1) Amounts were associated with the U.S. Treasury's winding down of its portfolio of agency-guaranteed mortgage-backed securities.
The net lost business of $5 billion for 2013 presented in the table did not include $13 billion of new asset management business awarded to SSgA in 2013 but not installed prior to December 31, 2013. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods. Total assets under management as of December 31, 2013 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.
Trading Services
The following table summarizes the components of trading services revenue for the years ended December 31:

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012
(Dollars in millions)
Foreign exchange trading:
Direct sales and trading	$304	$263	$352	16%
Indirect foreign exchange trading	285	248	331	15
Total foreign exchange trading	589	511	683	15
Brokerage and other trading services:
Electronic foreign exchange trading	233	210	249	11
Other trading, transition management and brokerage	239	289	288	(17)
Total brokerage and other trading services	472	499	537	(5)
Total trading services revenue	$1,061	$1,010	$1,220	5

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
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management and commission recapture. In addition, we act as distribution agent for the SPDR® Gold ETF. These products and services are differentiated by our position as an agent of the institutional investor. Revenue earned from these brokerage and other trading products and services is recorded in other trading, transition management and brokerage within brokerage and other trading services revenue.
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
The 5% increase in total trading services revenue for 2013 compared to 2012, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue increased 15% compared to 2012, primarily the result of higher client volumes, currency volatility and spreads.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading FX.” Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX.” We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX using an attribution methodology based on estimated effective mark-ups/downs and observed client volumes. All other FX trading revenue, other than this indirect FX revenue estimate, is considered by us to be direct sales and trading FX revenue. Our clients that utilize indirect FX can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX to either direct sales and trading FX execution, including our “Street FX” service that enables our clients to define their FX execution strategy and automate the FX trade execution process, in which State Street continues to act as a principal market maker, or to one of our electronic trading platforms.
For 2013 compared to 2012, our estimated indirect FX revenue increased 15%, while our direct sales and trading FX revenue increased 16%. The increases in both comparisons mainly resulted from higher client volumes, currency volatility and spreads.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Total brokerage and other trading services revenue declined 5% for 2013 compared to 2012. Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. For 2013 compared to 2012, our revenue from such electronic FX trading increased 11%, mainly due to increases in client volumes.
Our revenue for 2013 from other trading, transition management and brokerage revenue declined 17% compared to 2012. The decrease mainly resulted from a decline in distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF, and a decline in transition management revenue. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue. Our revenue from transition management, recorded in brokerage and other trading services revenue, and related expenses in 2013 and 2012 were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.

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
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split. Securities finance revenue for 2013 compared to 2012 declined 11%. The decline was mainly due to lower spreads and a slight decline in average lending volumes. Average spreads declined 17% for 2013 compared to 2012. Securities on loan averaged approximately $319 billion for 2013 compared to approximately $323 billion for 2012, a 1% decline.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our tax-advantaged investments. Processing fees and other revenue for 2013 compared to 2012 declined 8%. The decline was primarily due to the absence of both the fair-value adjustments related to our withdrawal from our fixed-income trading initiative and the gain from the sale of a Lehman Brothers-related asset, both recorded in 2012, as well as hedge ineffectiveness recorded in 2013. The decline in processing fees and other revenue was partly offset by an increase in revenue associated with our investment in bank-owned life insurance for 2013 compared to 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE
Net interest revenue is defined as interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between fully taxable-equivalent net interest revenue and average total interest-earning assets for the period. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.
The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the years indicated:

Years Ended December 31,	2013			2012			2011
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$28,946	$125.43%		$26,823	$141.53%		$20,241	$149.74%
Securities purchased under resale agreements	5,766	45.77		7,243	51.71		4,686	28.61
Trading account assets	748	—	—	651	—	—	2,013	—	—
Investment securities	117,696	2,429	2.06	113,910	2,690	2.36	103,075	2,615	2.54
Loans and leases	13,781	253	1.84	11,610	253	2.19	12,180	280	2.30
Other interest-earning assets	11,164	4.04		7,378	3.04		5,462	2.03
Average total interest-earning assets	$178,101	$2,856	1.60	$167,615	$3,138	1.88	$147,657	$3,074	2.08
Interest-bearing deposits:
U.S.	$8,862	$10.12%		$9,333	$19.20%		$4,049	$11.27%
Non-U.S.	100,391	83.08		89,059	147.16		84,011	209.25
Securities sold under repurchase agreements	8,436	1.01		7,697	1.01		9,040	10.11
Federal funds purchased	298	—	—	784	1.09		845	—	—
Other short-term borrowings	3,785	59	1.57	4,676	71	1.52	5,134	86	1.67
Long-term debt	8,415	232	2.75	7,008	222	3.17	8,966	289	3.22
Other interest-bearing liabilities	6,457	26.40		5,898	15.26		3,535	8.24
Average total interest-bearing liabilities	$136,644	$411.30		$124,455	$476.39		$115,580	$613.53
Interest-rate spread			1.30%			1.49%			1.55%
Net interest revenue—fully taxable-equivalent basis		$2,445			$2,662			$2,461
Net interest margin—fully taxable-equivalent basis			1.37%			1.59%			1.67%
Tax-equivalent adjustment		(142)			(124)			(128)
Net interest revenue—GAAP basis		$2,303			$2,538			$2,333
For 2013 compared to 2012, average total interest-earning assets increased, mainly the result of the investment of higher levels of client deposits in purchases of investment securities as well as in interest-bearing deposits with banks. During the past year, our clients have continued to place elevated levels of deposits with us, as low global interest rates have made deposits attractive relative to other investment options. Those client deposits determined to be transient in nature have been placed with various central banks globally, whereas deposits determined to be more stable have been invested in our investment securities portfolio or elsewhere to support growth in other client-related activities.
Average loans and leases were higher for 2013 compared to 2012 due primarily to growth in mutual fund lending. Higher levels of cash collateral provided in connection with our role as principal in certain securities finance activities drove other interest-earning assets higher as this business grew. While these securities finance activities support our overall profitability by generating securities finance revenue, they put downward pressure on our net interest margin.
Net interest revenue for 2013 declined 9%, and on a fully taxable-equivalent basis declined 8%, compared to 2012. The decreases were primarily due to the impact of lower yields on interest-earning assets related to lower global interest rates, partly offset by lower funding costs. The decrease also reflected the continued impact of the reinvestment of pay-downs on existing investment securities in lower-yielding investment securities. These decreases in net interest revenue were partly offset by the impact of growth in the investment portfolio on an average basis year over year.
Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $1.91 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012 and $137 million in 2013). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though in declining amounts, to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2013 to generate aggregate discount accretion in future periods of approximately $572 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 18 to the consolidated financial statements included under Item 8 of this Form 10-K.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the European Central Bank and other non-U.S. central banks to satisfy reserve requirements, averaged $28.95 billion for the year ended December 31, 2013, compared to $26.82 billion for the year ended December 31, 2012, reflecting the impact of the placement of elevated levels of client deposits. Certain client deposits were determined to be transient in nature and were placed with various central banks globally. In 2013, we diversified our investment of these elevated client deposits, in part, through purchases of investment securities. If client deposits remain at or close to current elevated levels, we expect to continue to invest client deposits in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 AAverage investment securities increased to $117.70 billion for the year ended December 31, 2013 from $113.91 billion for the year ended December 31, 2012. The increase was generally the result of ongoing purchases of securities, partly offset by maturities, sales and pay-downs. Period-end portfolio balances are more significantly influenced by the timing of purchases, sales and runoff; as a result, average portfolio balances are a more effective indication of trends in portfolio activity. Detail with respect to the investment portfolio as of December 31, 2013 and 2012 is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K. As of December 31, 2013, investment securities rated “AAA” and “AA” represented approximately 89% of our investment portfolio, consistent with the composition of our portfolio as of December 31, 2012.
Loans and leases averaged $13.78 billion for the year ended December 31, 2013, compared to $11.61 billion for the year ended December 31, 2012. The increase was mainly related to mutual fund lending, which averaged $7.61 billion for the year ended December 31, 2013 compared to $5.59 billion for the year ended December 31, 2012. The proportion of average short-duration liquidity to our average loan-and-lease portfolio declined to approximately 27% for the year ended December 31, 2013 from approximately 29% for the year ended December 31, 2012. Short-duration advances provide liquidity to clients in support of their investment activities related to securities settlement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents average U.S. and non-U.S. short-duration advances for the years ended December 31:

Years Ended December 31,
(In millions)	2013	2012	2011
Average U.S. short-duration advances	$2,356	$1,972	$1,994
Average non-U.S. short-duration advances	1,393	1,393	1,585
Average total short-duration advances	$3,749	$3,365	$3,579
Although average short-duration advances for the year ended December 31, 2013 increased compared to the year ended December 31, 2012, such average advances remained low relative to historical levels, mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $11.16 billion for the year ended December 31, 2013 from $7.38 billion for the year ended December 31, 2012. The increased levels were primarily the result of higher levels of cash collateral provided in connection with our participation in principal securities finance transactions.
Aggregate average interest-bearing deposits increased to $109.25 billion for the year ended December 31, 2013 from $98.39 billion for the year ended December 31, 2012. This increase was mainly due to higher levels of non-U.S. transaction accounts associated with the growth of new and existing business in assets under custody and administration. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $3.79 billion for the year ended December 31, 2013 from $4.68 billion for the year ended December 31, 2012, as higher levels of client deposits provided additional liquidity. Average long-term debt increased to $8.42 billion for the year ended December 31, 2013 from $7.01 billion for the year ended December 31, 2012. The increase primarily reflected the issuance of $1.0 billion of extendible notes by State Street Bank in December 2012, the issuance of $1.5 billion of senior and subordinated debt in May 2013, and the issuance of $1.0 billion of senior debt in November 2013. This increase was partly offset by maturities of $1.75 billion of senior debt in the second quarter of 2012.
 Average other interest-bearing liabilities increased to $6.46 billion for the year ended December 31, 2013 from $5.90 billion for the year ended December 31, 2012, primarily the result of higher levels of cash collateral received from clients in connection with our participation in principal securities finance transactions.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; and the yields earned on securities purchased compared to the yields earned on securities sold or matured.
Based on market conditions and other factors, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of global interest rates to dictate what effect our reinvestment program will have on future levels of our net interest revenue and net interest margin.
Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the years indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Years Ended December 31,	2013	2012
(In millions)
Net realized gains from sales of available-for-sale securities	$14	$55
Losses from other-than-temporary impairment	(21)	(53)
Losses reclassified (from) to other comprehensive income	(2)	21
Net impairment losses recognized in consolidated statement of income	(23)	(32)
Gains (losses) related to investment securities, net	$(9)	$23
Impairment associated with expected credit losses	$(11)	$(16)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(6)	(16)
Net impairment losses recognized in consolidated statement of income	$(23)	$(32)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In 2013 and 2012, we sold approximately $10.26 billion and $5.35 billion, respectively, of such investment securities and recorded net realized gains of $14 million and $55 million, respectively, as presented in the table above.
The net realized gains recorded in 2012 reflected a realized loss of $46 million from the second-quarter sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million. These securities, which were previously classified as held to maturity, were sold as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings.
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains from sales of securities and other-than-temporary impairment is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $6 million in 2013, compared to a negative provision of $3 million in 2012. The 2013 provision resulted from our exposure to non-investment-grade borrowers composed of senior secured bank loans, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market beginning in 2013. Additional information about these senior secured bank loans is provided under “Financial Condition - Loans and Leases” in this Management's Discussion and Analysis, and in note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES
The following table presents the components of expenses for the years indicated:

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012
(Dollars in millions)
Compensation and employee benefits	$3,800	$3,837	$3,820	(1)%
Information systems and communications	935	844	776	11
Transaction processing services	733	702	732	4
Occupancy	467	470	455	(1)
Claims resolution	—	(362)	—
Acquisition costs	76	26	16
Restructuring charges, net	28	199	253
Other:
Professional services	392	381	347	3
Amortization of other intangible assets	214	198	200	8
Securities processing costs (recoveries)	52	24	(6)
Regulatory fees and assessments	72	61	53
Other	423	506	412	(16)
Total other	1,153	1,170	1,006	(1)
Total expenses	$7,192	$6,886	$7,058	4
Number of employees at year-end	29,430	29,660	29,740
Expenses
Total expenses for 2013 increased 4% compared to 2012. Expenses for both years included credits related to gains and recoveries associated with Lehman Brothers matters, as follows:

•	Aggregate credits of $85 million recorded in other expenses for 2013, presented in “other” in the table above, related to gains and recoveries associated with Lehman Brothers-related assets;

•	Credit of $362 million for 2012, presented separately in the table above, composed of recoveries associated with the 2008 Lehman Brothers bankruptcy; and

•
Aggregate credits of $30 million recorded in other expenses for 2012, composed of $16 million presented in “securities processing costs (recoveries)” and $14 million presented in “other” in the table above, related to litigation and other settlement recoveries associated with Lehman Brothers-related matters.

Excluding the credits described above, total expenses for 2013 of $7.28 billion ($7.19 billion plus $85 million) were essentially flat compared to expenses for 2012 of $7.28 billion ($6.89 billion plus $362 million and $30 million).
The 1% decline in compensation and employee benefits expenses for 2013 compared to 2012 primarily resulted from lower staffing levels, including savings related to the implementation of our Business Operations and Information Technology Transformation program, and lower benefit costs, partly offset by expenses to support new business and acquisitions and higher incentive compensation. Compensation and employee benefits expenses for 2013 included approximately $84 million of costs related to the implementation of our Business Operations and Information Technology Transformation program, compared to approximately $90 million for 2012. These costs are not expected to recur subsequent to full implementation of the program.
The 11% increase in information systems and communications expenses for 2013 compared to 2012 was primarily the result of the planned transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support, as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
The 4% increase in transaction processing services expenses for 2013 compared to 2012 generally reflected higher equity market values and higher transaction volumes in the asset servicing business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decline in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulatory fees and assessments and other) for 2013 compared to 2012 was mainly the result of the above-described credits of $85 million related to gains and recoveries associated with Lehman Brothers-related assets. Excluding these credits from other expenses for 2013, and excluding the above-described credits of $14 million from other expenses for 2012, other expenses for 2013 of $1.24 billion ($1.15 billion plus $85 million) increased 5% compared to other expenses of $1.18 billion ($1.17 billion plus $14 million) for 2012. The “other” category of other expenses was down 2% for 2013 to $508 million ($423 million plus $85 million) from $520 million ($506 million plus $14 million) in 2012. The 5% increase in aggregate other expenses to $1.24 billion in 2013 from $1.18 billion in 2012 was primarily related to the addition of amortization of other intangible assets associated with the GSAS acquisition, completed in October 2012, and securities processing costs and fines associated with regulatory matters in our U.K. transition management business.
Additional information about this transition management matter is provided under “Legal and Regulatory Matters” in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
Claims Resolution
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman Brothers entities.  The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including prime brokerage arrangements, foreign exchange transactions, securities lending arrangements and repurchase agreements.  In 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million.
In September 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements.  This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a credit of approximately $362 million in our consolidated statement of income in 2012. Both certified claims retained as part of the settlement agreements were subsequently sold at their respective fair values, resulting in an additional gain of approximately $10 million, which was also recorded in our consolidated statement of income in 2012.
In 2013, we received aggregate distributions totaling approximately $186 million from the Lehman Brothers estates. Of the aggregate distributions received, $101 million was applied to reduce remaining Lehman Brothers-related assets, primarily prime brokerage claim-related receivables, recorded in our consolidated statement of condition; the remaining $85 million was recorded as an aggregate credit to other expenses in our consolidated statement of income, as described earlier in this “Expenses” section.
Acquisition Costs
In 2013, we recorded acquisition costs of $76 million, compared to $66 million in 2012, with both amounts related to previously disclosed acquisitions, mainly the 2012 GSAS and 2010 Intesa acquisitions. The 2012 acquisition costs were partly offset by an indemnification benefit of $40 million for the assumption of an income tax liability related to the 2010 Intesa acquisition.
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
With respect to our business operations, we are standardizing certain core business processes, primarily through our execution of the State Street Lean methodology, and driving automation of these business processes. We are currently creating a new technology platform, including transferring certain core software applications to a private cloud, and have expanded our use of third-party service providers associated with components of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

information technology infrastructure and application maintenance and support. We transferred the majority of our core software applications to a private cloud in 2013, and we expect to transfer the remaining core applications in 2014.
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $381 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
2013	13	13	(1)	25
Total	$230	$91	$60	$381
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,340 additional involuntary terminations and role eliminations, including 376 in 2013. As of December 31, 2013, we eliminated 1,278 of these positions.
In connection with the continuing implementation of the program, we achieved incremental pre-tax expense savings of approximately $220 million in 2013, and as previously reported, we achieved incremental pre-tax expense savings of approximately $112 million in 2012 and $86 million in 2011, in each case compared to our 2010 expenses from operations, all else being equal. Incremental pre-tax expense savings to be achieved in 2014 are expected to be approximately $130 million.
These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations, all else being equal. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. The majority of the annual savings will affect compensation and employee benefits expenses. These savings will be modestly offset by increases in information systems and communications expenses as we implement the program.
Excluding the expected aggregate restructuring charges of $400 million to $450 million described earlier, we expect the program to reduce our pre-tax expenses from operations, on an annualized basis, by approximately $575 million to $625 million by the end of 2014 compared to 2010, all else being equal, with the full effect to be realized in 2015. We expect the business operations transformation component of the program to result in approximately $450 million of these savings and the information technology transformation component of the program to result in approximately $150 million of these savings. As of December 31, 2013, we have achieved the majority of these savings.
2011 Expense Control Measures
In the fourth quarter of 2011, in connection with expense control measures designed to calibrate our expenses to our outlook for our capital markets-facing businesses in 2012, we took two actions. First, we withdrew from our fixed-income trading initiative, in which we traded in fixed-income securities and derivatives as principal with our custody clients and other third parties that trade in these securities and derivatives. Second, we undertook other targeted staff reductions. As a result of these actions, we recorded aggregate pre-tax restructuring charges and credits of $119 million in our consolidated statement of income, as presented in the following table by type of cost:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Employee-Related Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
2011	$62	$38	$20	$120
2012	3	(9)	5	(1)
Total	$65	$29	$25	$119
Employee-related costs included severance, benefits and outplacement services. We identified 442 employees to be involuntarily terminated as their roles were eliminated. As of December 31, 2013, we completed these reductions.
Costs for the fixed-income trading portfolio resulted primarily from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative. In connection with our withdrawal in 2012, we wound down that initiative's remaining trading portfolio. Costs for asset and other write-offs were related to asset write-downs and contract terminations.
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

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
2013	(4)	7	3
Total	$125	$11	$136
Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of December 31, 2013, 782 positions were eliminated through voluntary and involuntary terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for 2011 expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	13	13	(1)	—	—	25
Additional accruals for 2012 expense control measures	(4)	—	—	—	7	3
Payments and adjustments	(154)	(13)	(4)	—	(13)	(184)
Balance as of December 31, 2013	$50	$49	$—	$—	$7	$106
Income Tax Expense
Income tax expense was $550 million in 2013 compared to $705 million in 2012. Our effective tax rate for 2013 was 20.5%, compared to 25.5% for 2012. The decline in the effective tax rate compared to 2012 was mainly the result of the out-of-period income tax benefit described below, as well as our expansion of our tax-exempt investment securities portfolio and an increase in renewable energy investments.
In the fourth quarter of 2013, we completed a multi-year tax data enhancement process, the final stages of which identified a reconciliation difference in our deferred tax accounts, and we determined that our deferred tax liabilities were overstated by $50 million and our deferred tax assets were understated by $21 million. We evaluated the qualitative and quantitative effects of the resulting overstatement of income tax expense, and concluded that such overstatement did not have a material effect on any prior full-year or quarterly consolidated financial statements. Accordingly, in the fourth quarter of 2013, we recorded an adjustment in our consolidated statement of income to correct this difference, which resulted in an out-of-period income tax benefit of $71 million. Excluding the impact of this $71 million income tax benefit, income tax expense in 2013 would have been $621 million, compared to $705 million in 2012, and our effective tax rate for 2013 would have been 23.2%, compared to 25.5% for 2012.
LINE OF BUSINESS INFORMATION

We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 25 to the consolidated financial statements included under Item 8 of this Form 10-K.
The following table provides a summary of our line of business results for the periods indicated. The “Other” column for 2013 included net acquisition and restructuring costs of $104 million; certain provisions for litigation exposure and other costs of $65 million; and severance costs associated with reorganization of certain non-U.S. operations of $11 million. The “Other” column for 2012 included the net realized loss from the sale of all of our Greek investment securities of $46 million; a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy of $362 million; certain provisions for litigation exposure and other costs of $118 million; and net acquisition and restructuring costs of $225 million. The “Other” column for 2011 included acquisition and restructuring costs of $269 million. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of capital and expenses reflected in results for 2013. Results for 2011 were not adjusted for these reclassifications.

	Investment Servicing				Investment Management				Other			Total
Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012	2013	2012	2011	% Change 2013 vs. 2012	2013	2012	2011	2013	2012	2011
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$4,819	$4,414	$4,382	9%	$—	$—	$—		$—	$—	$—	$4,819	$4,414	$4,382
Management fees	—	—	—		1,106	993	917	11%	—	—	—	1,106	993	917
Trading services	994	912	1,131	9	67	98	89	(32)	—	—	—	1,061	1,010	1,220
Securities finance	324	363	333	(11)	35	42	45	(17)	—	—	—	359	405	378
Processing fees and other	238	259	284	(8)	7	7	13	—	—	—	—	245	266	297
Total fee revenue	6,375	5,948	6,130	7	1,215	1,140	1,064	7	—	—	—	7,590	7,088	7,194
Net interest revenue	2,221	2,464	2,231	(10)	82	74	102	11	—	—	—	2,303	2,538	2,333
Gains (losses) related to investment securities, net	(9)	69	67		—	—	—		—	(46)	—	(9)	23	67
Total revenue	8,587	8,481	8,428	1	1,297	1,214	1,166	7	—	(46)	—	9,884	9,649	9,594
Provision for loan losses	6	(3)	—		—	—	—		—	—	—	6	(3)	—
Total expenses	6,176	6,041	5,890	2	836	864	899	(3)	180	(19)	269	7,192	6,886	7,058
Income before income tax expense	$2,405	$2,443	$2,538	(2)	$461	$350	$267	32	$(180)	$(27)	$(269)	$2,686	$2,766	$2,536
Pre-tax margin	28%	29%	30%		36%	29%	23%					27%	29%	26%
Average assets (in billions)	$203.24	$190.09	$170.45		$3.76	$3.72	$4.36					$207.00	$193.81	$174.81
Investment Servicing
Total revenue and total fee revenue in 2013 for our Investment Servicing line of business, as presented in the preceding table, increased 1% and 7%, respectively, compared to 2012. The 7% increase in total fee revenue mainly resulted from increases in servicing fees and trading services revenue, partly offset by declines in securities finance revenue and processing fees and other revenue.
Servicing fees in 2013 increased 9% compared to 2012, primarily the result of stronger global equity markets, the impact of net new business installed on current-period revenue and the addition of revenue from the October 2012 GSAS acquisition. Trading services revenue in 2013 increased 9% compared to 2012, mainly due to higher foreign exchange trading revenue associated with higher client volumes, currency volatility and spreads.
Securities finance revenue in 2013 decreased 11% compared to 2012, primarily the result of lower spreads and slightly lower average lending volumes. Processing fees and other revenue in 2013 decreased 8% compared to 2012, primarily due to the absence of the fair-value adjustment related to our withdrawal from our fixed-income trading initiative and the gain from the sale of a Lehman Brothers-related asset, both recorded in 2012, as well as hedge ineffectiveness recorded in 2013. This decline was partly offset by an increase in revenue associated with our investment in bank-owned life insurance for 2013 compared to 2012.
Servicing fees and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue, securities finance revenue and processing fees and other revenue is provided under “Trading Services,” “Securities Finance” and “Processing Fees and Other” in “Total Revenue.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net interest revenue in 2013 decreased 10% compared to 2012 primarily due to the impact of lower yields on interest-earning assets related to lower global interest rates, partly offset by lower funding costs. The decrease also reflected the continued impact of the reinvestment of pay-downs on existing investment securities in lower-yielding investment securities. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses in 2013 increased 2% compared to 2012. Information systems and communications expenses increased, primarily the result of the planned transition of certain functions to third-party service providers associated with components of our technology infrastructure and application maintenance and support as part of the Business Operations and Information Technology Transformation program, as well as costs to support new business.
Transaction processing services expenses increased in 2013 compared to 2012, mainly due to higher equity market values and higher transaction volumes in the asset servicing business. Other expenses increased, primarily due to increased donations, higher securities processing costs, the addition of amortization of other intangible assets associated with the GSAS acquisition completed in October 2012, and higher regulatory fees and assessments.
These expense increases were partly offset by declines in compensation and employee benefits expenses, primarily driven by savings associated with the implementation of our Business Operations and Information Technology Transformation program, partly offset by an increase in costs to support new business and higher incentive compensation. A more detailed discussion of expenses is provided under “Expenses” in “Consolidated Results of Operations.”
Investment Management
Total revenue and total fee revenue in 2013 for our Investment Management line of business, as presented in the preceding table, both increased 7% compared to 2012. The increase in total fee revenue was generally reflective of an increase in management fees, partly offset by a decline in trading services revenue.
Management fees in 2013 increased 11% compared to 2012, primarily the result of stronger equity market valuations and the impact of net new business installed on current-period revenue. Trading services revenue decreased 32% in 2013 compared to 2012, mainly due to the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses in 2013 decreased 3% compared to 2012, mainly reflective of credits associated with Lehman Brothers-related assets, partly offset by higher incentive compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON OF 2012 AND 2011
OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

Years Ended December 31,	2012	2011	% Change 2012 vs. 2011
(Dollars in millions, except per share amounts)
Total fee revenue	$7,088	$7,194	(1)%
Net interest revenue	2,538	2,333	9
Gains (losses) related to investment securities, net	23	67
Total revenue	9,649	9,594	1
Provision for loan losses	(3)	—
Total expenses	6,886	7,058	(2)
Income before income tax expense	2,766	2,536
Income tax expense(1)	705	616
Net income	$2,061	$1,920	7
Adjustments to net income:
Dividends on preferred stock(2)	(29)	(20)
Earnings allocated to participating securities(3)	(13)	(18)
Net income available to common shareholders	$2,019	$1,882	7
Earnings per common share:
Basic	$4.25	$3.82
Diluted	4.20	3.79
Average common shares outstanding (in thousands):
Basic	474,458	492,598
Diluted	481,129	496,072
Return on average common equity	10.3%	10.0%

(1) Amounts for 2012 and 2011 reflected the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amount for 2011 reflected a discrete income tax benefit of $103 million attributable to costs incurred in terminating former conduit asset structures.
(2) Amount for 2012 included $8 million related to Series C Preferred stock and $21 million related to Series A Preferred stock; amount for 2011 related to Series A Preferred stock.
(3) Refer to note 24 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TOTAL REVENUE

Years Ended December 31,	2012	2011	% Change 2012 vs. 2011
(Dollars in millions)
Fee revenue:
Servicing fees	$4,414	$4,382	1%
Management fees	993	917	8
Trading services revenue:
Foreign exchange trading	511	683	(25)
Brokerage and other trading services	499	537	(7)
Total trading services revenue	1,010	1,220	(17)
Securities finance	405	378	7
Processing fees and other	266	297	(10)
Total fee revenue	7,088	7,194	(1)
Net interest revenue:
Interest revenue	3,014	2,946	2
Interest expense	476	613	(22)
Net interest revenue	2,538	2,333	9
Gains related to investment securities, net	23	67	(66)
Total revenue	$9,649	$9,594	1
Total revenue for 2012 increased 1% compared to 2011, primarily the result of increased servicing fee revenue and management fee revenue, as well as a higher level of net interest revenue, partly offset by declines in trading service revenue and processing fees and other revenue.
Servicing fees for 2012 increased 1% from 2011, mainly due to stronger equity markets, the impact of net new business and revenue added from acquired businesses, partly offset by the impacts of the weaker euro and client de-risking. In both 2012 and 2011, servicing fees generated outside the U.S. were approximately 42% of total servicing fees. Management fees for 2012 increased 8% from 2011, primarily due to the impact of stronger equity markets, net new business and higher performance fees. Management fees generated outside the U.S. in 2012 were approximately 37% of total management fees, compared to 41% in 2011, with the decline mainly the result of higher levels of management fees generated in the U.S.
Trading services revenue for 2012 declined 17% compared to 2011, mainly the result of a decline in revenue from foreign exchange trading, due to lower currency volatility, and changes in product mix, partly offset by higher client volumes. Securities finance revenue for 2012 increased 7% from 2011 as a result of higher spreads across all lending programs, partly offset by lower lending volumes.
Net interest revenue for 2012 increased 9% compared to 2011. The overall increase generally resulted from higher levels of interest-earning assets, growth in the investment portfolio and lower funding costs. These increases were partly offset by the impact of generally lower rates on interest-earning assets. Net interest revenue for 2012 and 2011 included $215 million and $220 million, respectively, of discount accretion related to investment securities added to our consolidated statement of condition in connection with the commercial paper conduit consolidation in 2009.
We recorded net gains related to investment securities of $23 million for 2012, composed of net realized gains of $55 million from sales of available-for-sale investment securities, net of $32 million of net impairment losses. The net realized gains from sales of available-for-sale securities in 2012 reflected a loss of $46 million from the sale of all of our Greek investment securities, which were previously classified as held to maturity. The sale was undertaken as a result of the effect of significant deterioration in the creditworthiness of the underlying collateral, including significant downgrades of the securities' external credit ratings. For 2011, we recorded net gains related to investment securities of $67 million, composed of net realized gains of $140 million from sales of available-for-sale investment securities, net of $73 million of net impairment losses.
The aggregate unrealized loss on securities for which other-than-temporary impairment was recorded in 2012 was $53 million. Of this total, $21 million related to factors other than credit, and was recognized, net of taxes, as a component of other comprehensive income in our consolidated statement of condition. We recorded losses from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

other-than-temporary impairment related to credit of the remaining $32 million in our 2012 consolidated statement of income, compared to $73 million in 2011.

EXPENSES

Years Ended December 31,	2012	2011	% Change 2012 vs. 2011
(Dollars in millions)
Compensation and employee benefits	$3,837	$3,820
Information systems and communications	844	776	9%
Transaction processing services	702	732	(4)
Occupancy	470	455	3
Claims resolution	(362)	—
Acquisition costs, net	26	16
Restructuring charges, net	199	253
Other:
Professional services	381	347	10
Amortization of other intangible assets	198	200	(1)
Securities processing (recoveries) costs	24	(6)
Regulatory fees and assessments	61	53	15
Other	506	412	23
Total other	1,170	1,006	16
Total expenses	$6,886	$7,058	(2)
Number of employees at year-end	29,660	29,740
Expenses
Compensation and employee benefits expenses were relatively flat in 2012 compared to 2011, as costs added from merit increases and acquisitions in 2012 were almost completely offset by the expense savings associated with the 2011 expense control measures and the implementation of our Business Operations and Information Technology Transformation program.
Information systems and communications expenses were higher primarily as a result of the impact of our implementation of the Business Operations and Information Technology Transformation program, as we expanded our use of service providers associated with components of our technology infrastructure and application maintenance and support, as well as additional costs to support business growth. Transaction processing services expenses declined primarily as a result of lower sub-custodian and external contract services costs related to declines in transaction volumes in trading services and our withdrawal from the fixed-income trading initiative.
In 2012, we recorded acquisition costs of $66 million, mainly related to integration costs incurred in connection with the 2012 GSAS and 2010 Intesa acquisitions. These acquisition costs were partly offset by an indemnification benefit of $40 million for the assumption of an income tax liability related to the Intesa acquisition.
In 2012, we recorded aggregate restructuring charges of approximately $199 million, primarily including $67 million related to the continuing implementation of our Business Operations and Information Technology Transformation program. The remaining net restructuring charges of $132 million for 2012 were composed of charges of $133 million related to expense control measures initiated by us in 2012 and a net credit adjustment of $(1) million related to expense control measures we initiated in 2011.
The charges for the Business Operations and Information Technology Transformation program consisted mainly of costs related to employee severance and information technology. Charges associated with the expense control measures included employee-related costs, principally costs related to severance, benefits and outplacement services; fixed-income trading portfolio-related costs, which resulted from fair-value adjustments to the initiative's trading portfolio related to our decision to withdraw from the initiative; and costs for asset write-downs and contract terminations. As a result of the withdrawal from the fixed-income trading initiative in 2012, we wound down that initiative's remaining derivatives portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increase in aggregate other expenses (professional services, amortization of other intangible assets, securities processing costs (recoveries), regulatory fees and assessments and other costs) for 2012 compared to 2011 resulted primarily from the impact of litigation and consulting costs on professional fees, higher levels of securities processing costs and higher levels of regulatory fees and assessments.
Income Tax Expense
We recorded income tax expense of $705 million for 2012, compared to $616 million for 2011, and our effective tax rate for 2012 was 25.5%, compared to 24.3% for 2011. The increases in both comparisons were primarily associated with the impact of a discrete tax benefit of $103 million recorded in 2011 attributable to costs incurred in terminating former conduit asset structures. In addition, income tax expense for 2012 and 2011 included a net benefit of $7 million and expense of $55 million, respectively, related to the net effects of certain tax matters associated with the 2010 Intesa acquisition.
FINANCIAL CONDITION
The structure of our consolidated statement of condition is primarily driven by the liabilities generated by our Investment Servicing and Investment Management lines of business. Our clients' needs and our operating objectives determine balance sheet volume, mix, and currency denomination. As our clients execute their worldwide cash management and investment activities, they utilize deposits and short-term investments that constitute the majority of our liabilities. These liabilities are generally in the form of interest-bearing transaction account deposits, which are denominated in a variety of currencies; non-interest-bearing demand deposits; and repurchase agreements, which generally serve as short-term investment alternatives for our clients.
Deposits and other liabilities generated by client activities are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities, although the weighted-average maturities of our assets are significantly longer than the contractual maturities of our liabilities. Our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Years Ended December 31,	2013	2012
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$28,946	$26,823
Securities purchased under resale agreements	5,766	7,243
Trading account assets	748	651
Investment securities	117,696	113,910
Loans and leases	13,781	11,610
Other interest-earning assets	11,164	7,378
Total interest-earning assets	178,101	167,615
Cash and due from banks	3,747	3,811
Other noninterest-earning assets	25,182	22,384
Total assets	$207,030	$193,810
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$8,862	$9,333
Non-U.S.	100,391	89,059
Total interest-bearing deposits	109,253	98,392
Securities sold under repurchase agreements	8,436	7,697
Federal funds purchased	298	784
Other short-term borrowings	3,785	4,676
Long-term debt	8,415	7,008
Other interest-bearing liabilities	6,457	5,898
Total interest-bearing liabilities	136,644	124,455
Noninterest-bearing deposits	36,294	36,512
Other noninterest-bearing liabilities	13,561	12,660
Preferred shareholders’ equity	490	515
Common shareholders’ equity	20,041	19,668
Total liabilities and shareholders’ equity	$207,030	$193,810

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following table presents the carrying values of investment securities by type as of December 31:

(In millions)	2013	2012	2011
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$709	$841	$2,836
Mortgage-backed securities	23,563	32,212	30,021
Asset-backed securities:
Student loans(1)	14,542	16,421	16,545
Credit cards	8,210	9,986	10,487
Sub-prime	1,203	1,399	1,404
Other	5,064	4,677	3,465
Total asset-backed securities	29,019	32,483	31,901
Non-U.S. debt securities:
Mortgage-backed securities	11,029	11,405	10,875
Asset-backed securities	5,390	6,218	4,303
Government securities	3,761	3,199	1,671
Other	4,727	4,306	2,825
Total non-U.S. debt securities	24,907	25,128	19,674
State and political subdivisions	10,263	7,551	7,047
Collateralized mortgage obligations	5,269	4,954	3,980
Other U.S. debt securities	4,980	5,298	3,615
U.S. equity securities	34	31	27
Non-U.S. equity securities	1	1	3
U.S. money-market mutual funds	422	1,062	613
Non-U.S. money-market mutual funds	7	121	115
Total	$99,174	$109,682	$99,832
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,041	$5,000	$—
Mortgage-backed securities	91	153	265
Asset-backed securities:
Student loans(1)	1,627	—	—
Credit cards	762	—	—
Other	782	16	31
Total asset-backed securities	3,171	16	31
Non-U.S. debt securities:
Mortgage-backed securities	4,211	3,122	4,973
Asset-backed securities	2,202	434	436
Government securities	2	3	3
Other	192	167	172
Total non-U.S. debt securities	6,607	3,726	5,584
State and political subdivisions	24	74	107
Collateralized mortgage obligations	2,806	2,410	3,334
Total	$17,740	$11,379	$9,321

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

 The increase in municipal securities as of December 31, 2013 compared to December 31, 2012, classified as state and political subdivisions in the table above, generally resulted from the diversification of our investment portfolio exposure by asset class, as we reduced our exposure to mortgage-backed securities. Additional information about our investment securities portfolio is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities and in the context of the overall structure of our consolidated statement of condition, in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.
Our portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of December 31, 2013. The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of December 31:

	2013	2012
AAA(1)	70%	69%
AA	19	19
A	6	7
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of December 31, 2013, the investment portfolio of approximately 10,510 securities was diversified with respect to asset class. Approximately 74% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities, compared to approximately 77% as of December 31, 2012. The asset-backed portfolio, of which approximately 97% of the carrying value was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
In December 2013, U.S. regulators issued final regulations to implement the so-called “Volcker rule,” one of many provisions of the Dodd-Frank Act. The Volcker rule will, among other things, require banking organizations covered by the rule to either restructure or divest of certain investments in and relationships with “covered funds,” as defined in the final Volcker rule regulations. The classification of certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, as “covered funds” remains subject to market, and ultimately regulatory, interpretation, based on the specific terms and other characteristics relevant to such investment securities and structures.
As of December 31, 2013, we held an aggregate of approximately $5.77 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $122 million, composed of gross unrealized gains of $141 million and gross unrealized losses of $19 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are “covered funds,” we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
Our investment securities portfolio represented approximately 48% and 54% of our consolidated total assets as of December 31, 2013 and December 31, 2012, respectively, and the gross interest revenue generated by our investment securities portfolio represented approximately 22% of our consolidated total gross revenue for 2013, compared to approximately 25% of our consolidated total gross revenue for 2012.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition as described above, and our loan-and-lease portfolio represents a smaller proportion (approximately 6% of our consolidated total assets as of both December 31, 2013 and December 31, 2012), in comparison to many other major banking organizations. In some respects, the accounting and regulatory treatment of our investment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio or a portfolio of U.S. Treasury securities. For example, under the July 2013 Basel III final rule, after-tax unrealized gains and losses on investment securities classified as available for sale will be included in tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the Basel III final rule. As a result of this differing treatment, we may experience increased variability in our tier 1 capital relative to other major banking institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio as of December 31, 2013 was composed of non-U.S. debt securities, compared to approximately 24% as of December 31, 2012. The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of December 31:

(In millions)	2013	2012
Available for Sale:
United Kingdom	$9,357	$10,263
Australia	3,551	4,035
Netherlands	3,471	3,006
Canada	2,549	2,274
France	1,581	1,364
Germany	1,410	1,836
Japan	971	1,173
South Korea	744	257
Finland	397	259
Norway	369	210
Sweden	142	72
Austria	83	—
Spain	65	67
Mexico	55	70
Other	162	242
Total	$24,907	$25,128
Held to Maturity:
Australia	$2,216	$2,189
United Kingdom	1,474	920
Germany	1,263	—
Netherlands	934	—
Italy	270	276
Spain	206	209
Other	244	132
Total	$6,607	$3,726
Approximately 89% and 87% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2013 and 2012, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. Approximately 72% of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk. As of December 31, 2013, these non-U.S. debt securities had an average market-to-book ratio of 101.3%, and an aggregate pre-tax net unrealized gain of approximately $413 million, composed of gross unrealized gains of $483 million and gross unrealized losses of $70 million. These unrealized amounts included a pre-tax net unrealized gain of $292 million, composed of gross unrealized gains of $314 million and gross unrealized losses of $22 million, associated with non-U.S. debt securities available for sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2013, the underlying collateral for these mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt. The securities listed under “France” were composed of automobile loans and corporate debt. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities. The “other” category of available-for-sale securities included approximately $68 million and $105 million of securities as of December 31, 2013 and 2012, respectively, related to Portugal and Ireland, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities included approximately $130 million of securities as of both December 31, 2013 and 2012 related to Portugal and Ireland, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of December 31, 2013 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $740 million, which included approximately $574 million of mortgage- and asset-backed securities with an aggregate pre-tax net unrealized gain of approximately $69 million as of December 31, 2013, composed of gross unrealized gains of $84 million and gross unrealized losses of $15 million. We recorded other-than-temporary impairment of $6 million on certain of these mortgage- and asset-backed securities in our consolidated statement of income in 2013, all of which was associated with management's intent to sell an impaired security prior to its recovery in value. In 2012, we recorded other-than-temporary impairment of $6 million on certain of these mortgage- and asset-backed securities, all of which was associated with expected credit losses. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in 2011.
Eurozone crisis tensions appeared to ease to an extent in 2013, following renewed volatility at the end of the first quarter of 2013. Economic performance remains weak in Spain, Italy, Ireland and Portugal.  Throughout the sovereign debt crisis, the major independent credit rating agencies have downgraded, and may in the future do so again, U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.
Country risks with respect to Spain, Italy, Ireland and Portugal are identified, assessed and monitored by our Country Risk Committee. Country limits are defined in our credit and counterparty risk guidelines, in conformity with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management. These country exposures are subject to ongoing surveillance and stress test analysis, conducted by the investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and projected future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting downward pressure on collateral performance. The results of the stress tests are presented to senior management and Enterprise Risk Management as part of the surveillance process.
In addition, Enterprise Risk Management conducts separate stress-test analyses and evaluates the structured asset exposures in these countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect expected downward pressure on collateral performance. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign debt crisis and collateral performance, with particular attention to these specific country exposures.
 Municipal Securities
We carried an aggregate of approximately $10.29 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of December 31, 2013. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $8.16 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement. The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $18.45 billion and $16.12 billion across our businesses as of December 31, 2013 and 2012, respectively, grouped by state to display geographic dispersion:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,233	$1,628	$2,861	16%
New York	919	1,000	1,919	10
Massachusetts	967	759	1,726	9
California	373	1,266	1,639	9
Maryland	327	643	970	5
Total	$3,819	$5,296	$9,115

December 31, 2012	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,091	$1,957	$3,048	19%
New York	486	973	1,459	9
Massachusetts	869	508	1,377	9
California	190	1,158	1,348	8
New Jersey	867	—	867	5
Florida	148	680	828	5
Total	$3,651	$5,276	$8,927
Our aggregate municipal securities exposure presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 84% of the obligors rated “AAA” or “AA” as of December 31, 2013. As of that date, approximately 64% and 34% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
Additional information with respect to our assessment of other-than-temporary impairment of our municipal securities is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the carrying amounts, by contractual maturity, of debt securities available for sale and held to maturity, and the related weighted-average contractual yields, as of December 31, 2013:

	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$1	3.74%	$36	3.50%	$46	3.05%	$626	2.05%
Mortgage-backed securities	272	1.90	2,267	3.22	5,331	3.08	15,693	3.06
Asset-backed securities:
Student loans	927.45		6,400.57		4,546.60		2,669.75
Credit cards	2,629.53		3,366.65		2,215	1.14	—	—
Sub-prime	33	1.43	20	2.41	2	2.62	1,148.69
Other	304.67		1,603.62		1,438	1.04	1,719	1.40
Total asset-backed	3,893		11,389		8,201		5,536
Non-U.S. debt securities:
Mortgage-backed securities	883	1.75	5,791	1.68	150	2.36	4,205	2.61
Asset-backed securities	432	1.06	4,235	1.11	592	1.53	131	1.62
Government securities	2,727.71		1,034.46		—	—	—	—
Other	1,201	2.69	2,871	2.31	655	1.40	—	—
Total non-U.S. debt securities	5,243		13,931		1,397		4,336
State and political subdivisions(2)	690	4.62	3,152	4.59	3,884	5.34	2,537	5.65
Collateralized mortgage obligations	421	4.76	1,633	3.29	1,240	2.28	1,975	2.87
Other U.S. debt securities	299	4.39	3,919	3.95	729	4.29	33.79
Total	$10,819		$36,327		$20,828		$30,736
Held to maturity(1):
U.S. Treasury and federal agencies:
Direct Obligations	$—	—%	$—	—%	$5,000	2.09%	$41.59%
Mortgage-backed securities	—	—	22	5.00	18	5.00	51	5.36
Asset-backed securities
Student loans	18.37		152.60		221.87		1,236.74
Credit cards	—	—	278.66		484.57		—	—
Other	—	—	493.48		284.59		5.59
Total asset-backed	18		923		989		1,241
Non-U.S. debt securities:
Mortgage-backed securities	—	—	1,141	1.31	179	3.67	2,891	1.68
Asset-backed securities	140.58		1,828.95		234.71		—	—
Government securities	2.31		—	—	—	—	—	—
Other	165	1.11	25.82		—	—	2	2.94
Total non-U.S. debt securities	307		2,994		413		2,893
State and political subdivisions(2)	15	5.53	9	5.51	—	—	—	—
Collateralized mortgage obligations	187	3.12	1,065	3.04	495	1.48	1,059	2.47
Total	$527		$5,013		$6,915		$5,285

(1) The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.
(2) Yields were calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.
Impairment
Impairment exists when the fair value of an individual security is below its amortized cost basis. Impairment of a security is further assessed to determine whether such impairment is other-than-temporary. When the impairment is deemed to be other-than-temporary, we record the loss in our consolidated statement of income. In addition, for debt securities available for sale and held to maturity, we record impairment in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).
The following table presents the amortized cost and fair value, and associated net unrealized gains and losses, of investment securities available for sale and held to maturity as of December 31:

	2013(1)			2012(1)
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(2)	$99,159	$15	$99,174	$108,563	$1,119	$109,682
Held to maturity(2)	17,740	(180)	17,560	11,379	282	11,661
Total investment securities	116,899	(165)	116,734	119,942	1,401	121,343
Net after-tax unrealized gain (loss)		$(96)			$885

(1) Amounts excluded the remaining net unrealized losses primarily related to reclassifications of securities available for sale to securities held to maturity in 2008, recorded in accumulated other comprehensive income, or AOCI, within shareholders' equity in our consolidated statement of condition. Additional information is provided in note 13 to the consolidated financial statements included under Item 8 of this Form 10-K.
(2) Securities available for sale are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. Securities held to maturity are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
The aggregate decline to a net unrealized loss as of December 31, 2013 from a net unrealized gain as of December 31, 2012 presented above was primarily attributable to changes in interest rates in 2013.
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. Our assessment of other-than-temporary impairment involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, other-than-temporary impairment could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
In the aggregate, we recorded net losses from other-than-temporary impairment of $23 million and $32 million in the years ended December 31, 2013 and December 31, 2012, respectively. Additional information with respect to this other-than-temporary impairment and net impairment losses, as well as information about our assessment of impairment, is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market continues to be a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of September 30, 2013, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 21% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of December 31, 2013 included an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our recent more positive outlook for U.S. national housing prices, our sensitivity analysis indicates, as of December 31, 2013, that our investment securities portfolio is currently less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates, than it was as of December 31, 2012.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slow economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 12% and 19% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of December 31, 2013, other-than-temporary impairment could increase by a range of approximately $11 million to $40 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in 2013, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of December 31, 2013 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of and for the years ended December 31 (excluding the allowance for loan losses):

(In millions)	2013	2012	2011	2010	2009
Institutional:
U.S.	$10,623	$9,645	$7,115	$7,001	$6,637
Non-U.S.	2,654	2,251	2,478	4,192	3,571
Commercial real estate:
U.S.	209	411	460	764	600
Total loans and leases	$13,486	$12,307	$10,053	$11,957	$10,808
Average loans and leases	$13,781	$11,610	$12,180	$12,094	$9,703
The increase in loans in the institutional segment presented in the table above was mainly related to an increase in mutual fund lending and our investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans. Senior secured bank loans are more fully described below, and additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.
The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. The investment funds class includes lending to mutual and other collective investment funds and short-duration advances to fund clients to provide liquidity in support of their transaction flows associated with securities settlement activities. The commercial-and-financial class includes lending to corporate borrowers, including broker/dealers, as well as purchased loans composed of senior secured bank loans. The purchased receivables class represent undivided interests in securitized pools of underlying third-party receivables added in connection with the 2009 conduit consolidation. Lease financing includes our investment in leveraged lease financing.
In 2013, we diversified our loan-and-lease exposure by investing in the non-investment-grade lending market through participations in loan syndications. These senior secured bank loans totaled approximately $724 million as of December 31, 2013. In addition, as of the same date, we had binding unfunded commitments totaling an additional $211 million to participate in such syndications. We expect to increase our level of participation in these loan syndications in future periods. We had no investment in senior secured bank loans as of December 31, 2012 or in any prior years.
These loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 5 to the consolidated financial statements included under Item 8 of this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 94% of the loans rated “BB” or “B.” These loans present more significant exposure to potential

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

credit losses than higher-rated loans. However, we seek to mitigate such exposure, in part through the limitation of our investment to larger, more liquid credits underwritten by major global financial institutions, the application of our internal credit analysis process to each potential investment, and diversification by counterparty and industry segment. As of December 31, 2013, our allowance for loan losses included approximately $6 million related to these commercial-and-financial loans.
Aggregate short-duration advances to our clients included in the investment funds and commercial-and-financial classes of the institutional segment were $2.45 billion and $3.30 billion as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, unearned income deducted from our investment in leveraged lease financing was $121 million and $131 million, respectively, for U.S. leases and $298 million and $334 million, respectively, for non-U.S. leases.
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
As of December 31, 2013 and 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in 2013 or 2012.
No institutional loans were 90 days or more contractually past due as of December 31, 2013, 2012, 2011, 2010 or 2009. As of December 31, 2013 and 2012, no CRE loans were 90 days or more contractually past due. Although a portion of the CRE loans was 90 days or more contractually past due as of December 31, 2011, 2010 and 2009, we did not report them as past-due loans, because in conformity with GAAP, the interest earned on these loans is based on an accretable yield resulting from management’s expectations with respect to the future cash flows for each loan relative to both the timing and collection of principal and interest as of the reporting date, not the loans’ contractual payment terms. These cash-flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions.
We generally place loans on non-accrual status once principal or interest payments are 60 days past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is discontinued. As of December 31, 2013 and 2012, no CRE loans were on non-accrual status.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents contractual maturities for loan and lease balances as of December 31, 2013:

(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$8,695	$7,313	$1,378	$4
Non-U.S.	1,718	1,455	263	—
Commercial and financial:
U.S.	1,372	447	447	478
Non-U.S.	154	77	51	26
Purchased receivables:
U.S.	217	83	—	134
Non-U.S.	26	2	24	—
Lease financing:
U.S.	339	—	7	332
Non-U.S.	756	—	265	491
Total institutional	13,277	9,377	2,435	1,465
Commercial real estate:
U.S.	209	—	209	—
Total loans and leases	$13,486	$9,377	$2,644	$1,465
The following table presents the classification of loan and lease balances due after one year according to sensitivity to changes in interest rates as of December 31, 2013:

(In millions)
Loans and leases with predetermined interest rates	$3,151
Loans and leases with floating or adjustable interest rates	958
Total	$4,109
As of December 31, 2013 and 2012, the allowance for loan losses was $28 million and $22 million, respectively. The following table presents activity in the allowance for loan losses for the years ended December 31:

(In millions)	2013	2012	2011	2010	2009
Allowance for loan losses:
Beginning balance	$22	$22	$100	$79	$18
Provision for loan losses:
Commercial real estate	—	(3)	9	22	124
Institutional	6	—	(9)	3	25
Charge-offs:
Commercial real estate	—	—	(78)	(4)	(72)
Institutional	—	—	—	—	(19)
Recoveries:
Commercial real estate	—	3	—	—	3
Ending balance	$28	$22	$22	$100	$79
The provision in 2013, which was related to the institutional loans segment, resulted from our exposure to non-investment-grade borrowers composed of senior secured bank loans, more fully described above. These loans were purchased in connection with our participation in loan syndications in the non-investment-grade lending market beginning in 2013, in connection with the diversification of our loan-and-lease exposure.
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
Cross-Border Outstandings
Cross-border outstandings are amounts payable to us by non-U.S. counterparties which are denominated in U.S. dollars or other non-local currency, as well as non-U.S. local currency claims not funded by local currency liabilities. Our cross-border outstandings consist primarily of deposits with banks; loans and lease financing, including short-duration advances; investment securities; amounts related to foreign exchange and interest-rate contracts; and securities finance.  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.
We place deposits with non-U.S. counterparties that have strong internal State Street risk ratings. Counterparties are approved and monitored by our Country Risk Committee. This process includes financial analysis of non-U.S. counterparties and the use of an internal risk-rating system. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. We also utilize risk mitigation and other facilities that may reduce our exposure through the use of cash collateral and/or balance sheet netting. In addition, the Country Risk Committee performs a country-risk analysis and monitors limits on country exposure.
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 19%, 22% and 16% of our consolidated total assets as of December 31, 2013, 2012 and 2011, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050
2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230
2011
United Kingdom	$13,336	$1,510	$14,846
Australia	6,786	263	7,049
Germany	6,321	578	6,899
Netherlands	3,626	197	3,823
Canada	2,235	496	2,731
As of December 31, 2013, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $1.85 billion to China. As of December 31, 2012 and 2011, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

consolidated total assets totaled approximately $1.81 billion and $1.70 billion, to France and Luxembourg, respectively.
Several European countries, particularly Spain, Italy, Ireland and Portugal, have experienced credit deterioration associated with weaknesses in their economic and fiscal situations. With respect to this ongoing uncertainty, we are closely monitoring our exposure to these countries. We had no direct sovereign debt exposure to these countries in our investment securities portfolio. We had aggregate indirect exposure in the portfolio of approximately $740 million, including $574 million of mortgage- and asset-backed securities, composed of $271 million in Spain, $105 million in Italy, $120 million in Ireland and $78 million in Portugal, as of December 31, 2013.
The following table presents our cross-border outstandings in each of these countries as of December 31:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
2013
Ireland	$369	$304	$673
Italy	763	2	765
Spain	271	11	282
Portugal	78	—	78
2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
2011
Italy	$1,049	$11	$1,060
Ireland	299	267	566
Spain	434	53	487
Portugal	176	—	176
Greece	99	—	99
As of December 31, 2013, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any provisions for loan losses with respect to any of our exposure in these countries as of December 31, 2013.
Risk Management
General
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. State Street’s risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and liquidity management;

•	operational risk, including execution, technology, business practice and fiduciary risks;

•
market risk, including market risk associated with our trading activities and market risk associated with our non-trading, or asset-and-liability management, activities, which is primarily composed of interest-rate risk;

•	model risk; and

•	business risk, including reputational risk.
These material risks, as well as certain of the factors underlying each of these risks that could affect our businesses, our consolidated results of operations and our consolidated financial condition, are discussed in detail in “Risk Factors,” included under Item 1A of this Form 10-K.
The scope of our business requires that we balance these risks with a comprehensive and well-integrated risk management function. The identification, assessment, monitoring, mitigation and reporting of risks are essential to our financial performance and successful management of our businesses. These risks, if not effectively managed, can result in current losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return.
Our operations are subject to significant oversight from regulators domestically and overseas. Our objective is to optimize our return and to operate at a prudent level of risk. In support of this objective, we have instituted a risk appetite framework that aligns our business strategy and financial objectives with the level of risk that we are willing to incur.
Our risk management is based on the following major principles:

▪	A culture of risk awareness that extends across all of our business activities;

▪	The identification, classification and quantification of State Street's material risks;

▪	The establishment of our risk appetite and associated limits and policies, and our compliance with these limits;

▪	The establishment of a risk management structure at the “top of the house” that enables the control and coordination of risk-taking across the business lines;

▪	The implementation of stress testing practices and a dynamic risk-assessment capability; and

▪	The overall flexibility to adapt to the ever-changing business and market conditions.

Our Risk Appetite Statement outlines the quantitative limits and qualitative goals that define our risk appetite, as well as the responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. The Risk Appetite Statement is established by management with the guidance of Enterprise Risk Management, or ERM, a corporate risk oversight group, in conjunction with the Board of Directors, who formally reviews and approves our Risk Appetite Statement annually.
The Risk Appetite Statement describes the level and types of risk that we are willing to experience in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our Risk Appetite Statement, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” in this Management’s Discussion and Analysis.
The following table provides a reference to the disclosures about our management of significant risks provided herein.
Risk Governance and Structure
We have a disciplined approach to risk management that involves all levels of management, from the Board and the Board’s Risk and Capital Committee, or RCC, and its Examining & Audit, or E&A, Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business; ERM, which provides separate oversight, monitoring and control; and Corporate Audit, which assesses the effectiveness of the first two lines of defense.
The responsibilities for effective review and challenge reside with senior managers, oversight committees, Corporate Audit, the Board's RCC and, ultimately, the Board. While we believe that our risk management program is effective in managing the risks in our businesses, external factors may create risks that cannot always be identified or anticipated.
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, sovereign exposure, new business products, regulatory compliance and ethics, as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

well as operational, market, liquidity and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect State Street.
We maintain a risk governance committee structure which serves as the formal governance mechanism through which we seek to undertake the consistent identification, discussion and mitigation of various risks facing State Street in connection with our business activities. This governance structure is enhanced and integrated through multi-disciplinary involvement, particularly through ERM. The following chart presents this structure.

RISK GOVERNANCE COMMITTEE STRUCTURE

Board Oversight			Risk and Capital Committee of the Board of Directors (RCC)					Examining & Audit Committee of the Board of Directors (E&A)

Senior Management Oversight			Management Risk and Capital Committee (MRAC)					Technology and Operational Risk Committee (TORC)

Risk Committees

Asset, Liability and Capital Committee (ALCCO)		Credit Risk and Policy Committee	Country Risk Committee	Trading and Markets Risk Committee (TMRC)	Securities Finance Risk Committee	Model Assessment Committee (MAC)	Basel ICAAP Oversight Committee (BIOC)	CCAR Steering Committee(1)	Recovery and Resolution Planning Committee	Fiduciary Review Committee	Operational Risk Committee (ORC)	Technology Risk Governance Committee

Mandate	Oversight of interest rate risk, liquidity risk and capital adequacy	Oversight of credit and counterparty risk	Oversight of country risk and international exposure	Senior risk committee governing all global markets trading activities	Oversight of Securities Finance and collateral reinvestment activities	Provides oversight for model deployment	Oversight of Basel II and Basel III program	Oversight of CCAR stress testing program	Oversight of process for development of recovery and resolution plans	Oversight of corporate-wide fiduciary risk	Oversight of corporate-wide operational risk	Oversight of corporate-wide technology risk

(1) Oversees the submission of capital plans in connection with the Federal Reserve's Comprehensive Capital Analysis and Review, or CCAR, process.
ERM provides risk oversight, support and coordination to allow for the consistent identification, measurement and management of risks across business units separate from the business units' activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews approved limits and, in collaboration with business unit management, monitors key risks. Ultimately, ERM works to validate that risk-taking falls within our risk appetite approved by the Board and conforms to associated risk policies, limits and guidelines.
The Chief Risk Officer, or CRO, who is responsible for State Street’s risk management globally, leads ERM and has a dual reporting line to State Street’s Chief Executive Officer and the Board’s RCC. ERM discharges its responsibilities globally through a three-dimensional organization structure:

▪	“Vertical” business unit-aligned risk groups that assist business managers with risk management, measurement and monitoring activities;

▪	“Horizontal” risk groups that monitor the risks that cross all of our business units (for example, credit and operational risk); and

▪	Risk oversight for international activities, which adds important regional and legal entity perspectives to global vertical and horizontal risk management.
Sitting on top of this three-dimensional organization structure is a centralized group responsible for the aggregation of risk exposures across the vertical, horizontal and regional dimensions, for consolidated reporting, for setting the enterprise-level risk appetite framework and associated limits and policies, and for dynamic risk assessment across State Street.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Board's RCC is responsible for oversight related to our assessment and management of risk, including credit, liquidity, operational, fiduciary, market, interest-rate and business risks and related policies. In addition, the RCC provides oversight on strategic capital governance principles and controls, and monitors capital adequacy in relation to risk. The RCC is also responsible for discharging the duties and obligations of the Board under the applicable Basel requirements.
The Chief Financial Officer, together with the CRO, attend meetings of the RCC. The RCC receives regular and comprehensive reports on risk methodologies and our risk profile, including key issues affecting each business unit.
The E&A Committee oversees the operation of our system of internal controls covering the integrity of our consolidated financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our independent registered public accounting firm. The E&A Committee acts on behalf of the Board in monitoring and overseeing the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements.
The Management Risk and Capital Committee, or MRAC, is the senior management decision-making body for risk and capital issues, and is responsible for ensuring that our strategy, budget, risk appetite and capital adequacy are properly aligned. The main responsibilities of MRAC are as follows:

•	The review of our risk appetite framework and top-level risk limits and policies;

•	The monitoring and assessment of our capital adequacy based on regulatory requirements and internal policies; and

•	The review of business performance in the context of risk and capital allocation.
The committee is co-chaired by our CRO and Chief Financial Officer. In addition, MRAC regularly presents a report to the Board’s RCC outlining developments in the risk environment and performance trends in our key business areas.
The Technology and Operational Risk Committee, or TORC, oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. The TORC may meet jointly with the MRAC periodically to review or approve common areas of interest such as risk frameworks and policies. The TORC is co-chaired by our CRO and Head of Global Operations, Technology and Product Development.
Risk Committees
Our Asset, Liability and Capital Committee, or ALCCO, is a risk committee that oversees the management of our consolidated statement of condition, the management of our global liquidity and our interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and issuances of debt and equity securities. ALCCO’s roles and responsibilities are designed to work complementary to, and be coordinated with, the MRAC which approves State Street’s balance sheet strategy and related activities. ALCCO is chaired by our Treasurer and directly reports into the MRAC.
The following other risk committees have focused responsibilities for oversight of specific areas of risk management:

•	The Credit Risk and Policy Committee is responsible for cross-business unit review and oversight of credit and counterparty risk;

▪	The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks;

▪
The Trading and Markets Risk Committee, or TMRC, reviews the effectiveness of, and approves, the market risk framework at least annually; it is the most senior oversight and decision making committee for risk management within State Street Global Markets and the trading-and-clearing business of State Street Global Exchange;

▪	The Securities Finance Risk Management Committee provides oversight of the risks in our securities finance business, including collateral and margin policies;

▪	The Model Assessment Committee, or MAC, provides recommendations concerning technical modeling issues and validates financial models utilized by our business units;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

▪
The Basel / ICAAP Oversight Committee, or BIOC, reviews and assesses compliance with regulatory capital rules, and oversees initiatives related to the development and enhancement of relevant reporting capabilities;

▪
The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with CCAR and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario;

▪	The Recovery and Resolution Planning Committee oversees the development of recovery and resolution plans as required by regulation;

▪	The Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity;

▪
The Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street; and

▪	The Technology Risk Governance Committee provides regular reporting to the TORC and escalate technology risk issues to the TORC, as appropriate.
Credit Risk Management
Core Policies and Principles
Credit and counterparty risk is defined as the risk of financial loss if a counterparty, borrower or obligor, referred to collectively as counterparties, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit and counterparty risk in our traditional non-trading lending activities (such as loans and contingent commitments), in our investment securities portfolio (where recourse to a counterparty exists), and in our direct or indemnified agency trading activities (such as securities lending and foreign exchange). We also assume credit and counterparty risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances with central banks or private sector institutions.
We distinguish between three kinds of credit and counterparty risk:

▪	Default risk is the risk that a counterparty fails to meet its contractual payment obligations;

▪
Country risk is the risk that we may suffer a loss, in any given country, due to any of the following reasons: deterioration of economic conditions, political and social upheaval, nationalization and appropriation of assets, government repudiation of indebtedness, exchange controls, and disruptive currency depreciation or devaluation; and

▪	Settlement risk is the risk that the settlement of clearance of transactions will fail, and arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
The extension of credit and the acceptance of counterparty risk are governed by corporate guidelines based on a counterparty's risk profile, the markets served, counterparty and country concentrations, and regulatory compliance. These guidelines include reference to a number of core policies and principles:

▪	All credit risks to each counterparty, or group of counterparties, are measured and consolidated in accordance with a ‘one obligor’ principle that aggregates all risks types across all business areas;

▪
We seek to avoid or minimize undue concentrations of risk; counterparty (or groups of counterparties), industry, country and product-specific concentrations of risk are subject to frequent review and approval in accordance with State Street’s prevailing risk appetite;

▪
All extensions of credit, or material changes to extensions of credit (such as its tenor, collateral structure or covenants), are approved by ERM in conformity with assigned credit-approval authorities;

▪
We assign credit approval authorities to individuals according to their qualifications, experience and training, and review these authorities periodically; our largest exposures require approval by the Credit Committee; for certain small and low-risk extensions of credit, for certain counterparty types, approval authority has been granted to individuals outside of ERM;

▪
The creditworthiness of all counterparties is determined by way of a detailed risk assessment, including the use of comprehensive internal rating methodologies; all rating methodologies in use at State Street are authorized for use within the advanced internal-ratings-based approach under applicable Basel requirements; and

▪
A review of the creditworthiness of all counterparties, as well as all extensions of credit, is undertaken at least annually; the nature and extent of these reviews is determined by the size, nature and tenor of the extensions of credit, as well as the creditworthiness of the counterparty.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

All core policies and principles are subject to annual review, as an integral part of State Street’s periodic assessment of its risk appetite.
Governance
The Credit Risk Management group is an integral part of ERM and is responsible for assessing, approving and monitoring all types of credit risk across State Street. It has responsibility for all requisite policies and procedures, and for State Street’s advanced internal credit-rating systems and methodologies. Additionally, Credit Risk Management, in conjunction with the appropriate business units, establishes appropriate measurements and limits to control the amount of credit risk accepted across its various business activities, both at a portfolio level and for each individual obligor, or group of obligors.
A number of local committees within State Street are responsible for overseeing credit risk. The Credit Risk and Policy Committee is responsible for approving policies and procedures, determining risk appetite and for routine monitoring of State Street’s credit-risk portfolio. The Credit Committee has primary responsibility for the largest and higher-risk extensions of credit to individual obligors, or groups of obligors. Both committees provide periodic updates to the MRAC and the RCC.
Credit Limits
Central to our philosophy for managing credit risk are the approval and imposition of credit limits, which reflect our credit risk appetite relative to the borrower or counterparty, its domicile, the nature of the risk and the country of risk. The extent of our ongoing analysis, approval and monitoring of credit limits and exposure is determined by the type of borrower or counterparty, its prevailing credit-worthiness and the nature of the risk. These processes are outlined in formal guidelines.
Credit limits on a singular and aggregated basis are regularly reassessed and periodically revised based on prevailing and anticipated market conditions, changes in counterparty, industry or country-specific characteristics and outlook and State Street's risk appetite.
Global Counterparty Review
State Street’s Global Counterparty Review, or GCR, team provides separate oversight of our counterparty credit risk management practices and provides senior management, as well as our auditors and regulators, with reporting needed to monitor and assess the effectiveness of prevailing practices. Specific activities include, but are not limited to:

•	Separate and objective assessments of our credit and counterparty exposures to determine the nature and extent of risk undertaken by the business units;

•
Periodic business unit reviews, focusing on the assessment of credit analysis, policy compliance, prudent transaction structure and underwriting standards, administration and documentation, risk rating integrity, and relevant trends;

•	Identification and monitoring of developing trends to minimize risk of loss and protect capital;

•	Maintenance of risk-rating system integrity and assurance of counterparty risk-rating transparency through testing of ratings;

•	Providing resources for specialized risk assessments (on an as-needed basis);

•	Opining on the adequacy of the allowance for loan losses; and

•	Serving as liaison with auditors and banking regulators with respect to risk rating, reporting and measurement.
Ongoing active monitoring and management of credit risk is an integral part of our credit risk management activities. A robust surveillance and credit review process is followed by both our business units and by ERM.
Credit Risk Mitigation
Techniques used to mitigate counterparty credit risk include collateralizing our exposures, securing our exposures with a third-party guarantee, exercising our legal right of offset, or buying some form of credit insurance to offset our risk. We primarily accept cash, equities, and government securities as collateral.
Although we do not provide credit risk protection or trade in credit default swaps, we have purchased a small number of credit default swaps for hedging purposes. Due to the immaterial notional amount of these swaps, we do not formally recognize the benefits of these credit derivatives.
Reserve for Credit Losses

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We maintain an allowance for loan losses to support our on-balance sheet credit exposures. We also maintain a reserve for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the reserve for credit losses. Review and evaluation of the adequacy of the reserve for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and expected economic conditions and their effect on our counterparties. Additional information about the allowance for loan losses is provided in note 5 to the consolidated financial statements included under Item 8 of this Form 10-K.
Liquidity Risk Management
Liquidity risk is defined as the potential that our financial condition or overall viability could be adversely affected by an actual or perceived inability to meet cash and collateral obligations. The goal of liquidity risk management is to maintain, even in the event of stress, our ability to meet our cash and collateral obligations.
Liquidity is managed to meet our financial obligations in a timely and cost-effective manner, as well as maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Our effective management of liquidity involves the assessment of the potential mismatch between the future cash needs of our clients and our available sources of cash under both normal and adverse economic and business conditions.
We generally manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of December 31, 2013, the value of the parent company's net liquid assets totaled $4.42 billion, compared with $3.80 billion as of December 31, 2012. Our parent company's liquid assets generally consist of overnight placements with its banking subsidiaries.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of December 31, 2013 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan, and routine management reporting to ALCCO and the RCC.
Global Treasury Risk Management, part of ERM, provides separate oversight over the identification, communication and management of Global Treasury’s risks in support of our business strategy. Global Treasury Risk Management reports to the CRO. Global Treasury Risk Management’s responsibilities relative to liquidity risk management include the development and review of policies and guidelines; the monitoring of limits related to adherence to the liquidity risk guidelines and associated reporting. Specific committees responsible for liquidity risk oversight and governance include ALCCO and the RCC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Liquidity Framework
Our liquidity framework contemplates areas of potential risk based on our activities, size, and other appropriate risk-related factors. In managing liquidity risk, we employ limits, maintain established metrics and early warning indicators and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
We manage liquidity according to several principles that are equally important to our overall liquidity risk management framework:

•
Structural liquidity management addresses liquidity by monitoring and directing the composition of our consolidated statement of condition. Structural liquidity is measured by metrics such as the percentage of total wholesale funds to consolidated total assets, and the percentage of non-government investment securities to client deposits. In addition, on a regular basis and as described further below, our structural liquidity is evaluated under various stress scenarios.

•
Tactical liquidity management addresses our day-to-day funding requirements and is largely driven by changes in our primary source of funding, which is client deposits. Fluctuations in client deposits may be supplemented with short-term borrowings, which generally include commercial paper and certificates of deposit.

•
Stress testing and contingent funding planning are longer-term strategic liquidity risk management practices. Regular and ad-hoc liquidity stress testing are performed under various unlikely but plausible scenarios at the parent company and at significant subsidiaries, including State Street Bank. These tests contemplate severe market and State Street-specific events under various time horizons and severities. Tests contemplate the impact of material changes in key funding sources, credit ratings, additional collateral requirements, contingent uses of funding, systemic shocks to the financial markets, and operational failures based on market and State Street-specific assumptions. The stress tests evaluate the required level of funding versus available sources in an adverse environment. As stress testing contemplates potential forward-looking scenarios, results also serve as a trigger to activate specific liquidity stress levels and contingent funding actions.

Contingency Funding Plans, or “CFPs”, are designed to assist senior management with decision-making associated with any contingency funding response to a crisis scenario. The CFPs define roles, responsibilities and management actions to be undertaken in the event of deterioration of our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
Liquidity Risk Metrics
In managing our liquidity, we employ early warning indicators and metrics. Early warning indicators are intended to detect situations which may result in a liquidity stress, including changes in our common stock price and the spread on our long-term debt. Additional metrics that are critical to the management of our consolidated statement of condition and monitored as part of routine liquidity management include measures of our fungible cash position, purchased wholesale funds, unencumbered liquid assets, deposits, and the total investment securities and loans as a percentage of total client deposits.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which generally consists of unencumbered highly liquid securities, cash and cash equivalents carried in our consolidated statement of condition. We restrict the eligibility of securities for asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities) and selected non-U.S. Government and supranational securities, which generally are more liquid than other types of assets. The following table presents the components of our asset liquidity balance as of the dates and for the years indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	December 31, 2013	December 31, 2012
Asset Liquidity:
Highly liquid short-term investments(1)	$64,257	$50,763
Investment securities	22,321	27,429
Total	$86,578	$78,192
Average Asset Liquidity:
Highly liquid short-term investments(1)	$28,946	$26,823
Investment securities	22,032	28,031
Total	$50,978	$54,854

(1) Composed of interest-bearing deposits with banks.
Due to the continued elevated level of client deposits as of December 31, 2013, we maintained cash balances in excess of regulatory requirements of approximately $51.03 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $41.11 billion as of December 31, 2012.
Liquid securities included in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston, or FRB, the Federal Home Loan Bank of Boston, or FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management of depository institutions.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2013 and December 31, 2012, State Street Bank had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other high-quality investment securities, corporate securities and loans. The aggregate fair value of those assets was $66.16 billion as of December 31, 2013, compared to $65.70 billion as of December 31, 2012. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of unsecured client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $21.30 billion and $17.86 billion as of December 31, 2013 and 2012, respectively. These amounts do not reflect the value of any collateral. Approximately 75% of our unfunded commitments to extend credit expire within one year from the date of issuance. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Funding
Deposits:
Our Investment Servicing line of business provides products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities lending and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. These client deposits are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits.
We typically experience higher client deposit inflows toward the end of the quarter or the end of the year. As a result, average client deposit balances are deemed to be more meaningful than period-end balances. The following table presents client deposit balances as of the dates and for the years indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	December 31,		Average Balance Year Ended December 31,
	2013	2012	2013	2012
Client deposits(1)	$182,268	$150,617	$143,043	$127,658

(1) Balance as of December 31, 2012 excluded term wholesale certificates of deposit, or CDs, of $13.56 billion; average balances for the years ended December 31, 2013 and December 31, 2012 excluded average CDs of $2.50 billion and $7.25 billion, respectively.
Short-Term Funding:
In managing our liquidity, from time to time we utilize short-term funding, including term wholesale certificates of deposit, or CDs, corporate commercial paper and other borrowed funds, generally with maturities of one year or less. As described above, usage is evaluated as part of our liquidity framework. As of December 31, 2013, no CDs were outstanding, compared to $13.56 billion as of December 31, 2012, as client deposits remained stable. Our corporate commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $1.82 billion of commercial paper outstanding as of December 31, 2013, compared to $2.32 billion as of December 31, 2012.
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding at reasonable rates of interest from wholesale investors. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity in varying terms against high-quality collateral.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. The balances associated with this activity are generally stable, as they represent a collateralized cash investment option for our investment servicing clients. These balances were $7.95 billion and $8.01 billion as of December 31, 2013 and December 31, 2012, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $753 million as of December 31, 2013, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2013, there was no balance outstanding on this line of credit.
Long-Term Funding:
As of December 31, 2013, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2013, $4.1 billion was available for issuance pursuant to this authority. As of December 31, 2013, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of December 31, 2013, $500 million was available for issuance pursuant to this authority. Additional information about debt securities issued by State Street Bank is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; relative market position, strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; strong liquidity monitoring procedures; and current or future regulatory developments. High ratings minimize borrowing costs and enhance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

our liquidity by providing assurance for unsecured funding and depositors, increasing the potential market for our debt and improving our ability to offer products, serve markets, and engage in transactions in which clients value high credit ratings. A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, increasing the related cost of funds, causing the sudden and large-scale withdrawal of unsecured deposits by our clients, leading to draw-downs of unfunded commitments to extend credit or triggering requirements under securities purchase commitments, or require additional collateral or force terminations of certain trading derivative contracts.
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The table below presents the additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of the dates indicated by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

(In millions)	December 31, 2013	December 31, 2012
Additional collateral or termination payments for a one- or two-notch downgrade	$7	$13
The following table presents information about State Street's and State Street Bank's credit ratings as of February 21, 2014:

	Standard & Poor’s	Moody’s Investors Service	Fitch	Dominion Bond Rating Service
State Street:
Short-term commercial paper	A-1	P-1	F1+	R1 (Middle)
Senior debt	A+	A1	A+	AA (Low)
Subordinated debt	A	A2	A	A (High)
Trust preferred capital securities	BBB+	A3	BBB	A (High)
Preferred stock	BBB+	Baa2	BBB-	A (Low)
Outlook	Negative	Stable	Positive	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (High)
Short-term letters of credit	-	P-1	-	-
Long-term deposits	AA-	Aa3	AA-	AA
Long-term letters of credit	-	Aa3	-	-
Senior debt	AA-	Aa3	A+	AA
Long-term counterparty/issuer	AA-	Aa3	A+	-
Subordinated debt	A+	A1	A	AA (Low)
Financial strength	-	B-	-	-
Outlook	Stable	Stable	Positive	Stable
Proposed Liquidity Framework
In October 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking, or NPR, intended to implement the Basel Committee's Liquidity Coverage Ratio, or LCR, in the U.S. The LCR is intended to promote the short-term resilience of the liquidity risk profile of internationally active banking organizations, improve the banking industry's ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. The proposed LCR would require a covered banking organization to maintain an amount of high-quality liquid assets, or HQLA, equal to or greater than 100% of the banking organization’s total net cash outflows over a 30-calendar-day period of significant liquidity stress, as defined. The October 2013 NPR would be phased in beginning on January 1, 2015 at 80% with full implementation by January 1, 2017. As an internationally active banking organization, we expect to be subject to the LCR standard in the U.S., as well as in other jurisdictions in which we operate.
The NPR is generally consistent with the Basel Committee’s LCR. However, it includes certain more stringent requirements, including an accelerated implementation time line and modifications to the definition of high-quality liquid assets and expected outflow assumptions. We continue to analyze the proposed rules and analyze their impact as well as develop strategies for compliance. The principles of the LCR are consistent with our liquidity management framework; however, the specific calibrations of various elements within the final LCR rule, such as the eligibility of assets as HQLA, operational deposit requirements and net outflow requirements could have a material effect on our liquidity, funding and business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients.
In January 2014, the Basel Committee released a revised proposal with respect to the Net Stable Funding Ratio, or NSFR, which will establish a one-year liquidity standard representing the proportion of long-term assets funded by long-term stable funding, scheduled for global implementation in 2018. The revised NSFR has made some favorable changes regarding the treatment of operationally linked deposits and a reduction in the funding required for certain securities. However, we continue to review the specifics of the Basel Committee's release and will be evaluating the U.S. implementation of this standard to analyze the impact and develop strategies for compliance. U.S. banking regulators have not yet issued a proposal to implement the NSFR.
Contractual Cash Obligations and Other Commitments
The following table presents our long-term contractual cash obligations, in total and by period due as of December 31, 2013. These obligations were recorded in our consolidated statement of condition as of that date, except for operating leases and the interest portions of long-term debt and capital leases.
CONTRACTUAL CASH OBLIGATIONS

	PAYMENTS DUE BY PERIOD
As of December 31, 2013 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1)	$10,630	$1,015	$2,979	$2,260	$4,376
Operating leases	923	208	286	209	220
Capital lease obligations	1,051	99	185	169	598
Total contractual cash obligations	$12,604	$1,322	$3,450	$2,638	$5,194

(1) Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2013.
The table above does not include obligations which will be settled in cash, primarily in less than one year, such as client deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in notes 8 and 9 to the consolidated financial statements included under Item 8 of this Form 10-K.
The table does not include obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2013 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in note 16 to the consolidated financial statements included under Item 8 of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in note 19 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in the above table.
Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 10 and 20 to the consolidated financial statements included under Item 8 of this Form 10-K. Our consolidated statement of cash flows, also included under Item 8 of this Form 10-K, provides additional liquidity information.
The following table presents our commitments, other than the contractual cash obligations presented above, in total and by duration as of December 31, 2013. These commitments were not recorded in our consolidated statement of condition as of that date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OTHER COMMERCIAL COMMITMENTS

	DURATION OF COMMITMENT
As of December 31, 2013 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$320,078	$320,078	$—	$—	$—
Unfunded commitments to extend credit	21,296	15,981	2,517	2,449	349
Asset purchase agreements	4,685	1,892	2,296	497	—
Standby letters of credit	4,512	1,651	2,006	855	—
Purchase obligations(2)	361	82	102	44	133
Total commercial commitments	$350,932	$339,684	$6,921	$3,845	$482

(1) Total amounts committed reflect participations to independent third parties, if any.
(2) Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about the commitments presented in the table above, except for purchase obligations, is provided in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
Operational Risk Management
We define operational risk as the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. At State Street, this definition encompasses legal risk and fiduciary risk. We define legal risk as the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards, in addition to exposure to litigation from all aspects of our activities. Fiduciary risk arises if, in acting on behalf of our clients, we fail to properly exercise discretion or we do not properly monitor or control the exercise of discretion by a third party.
In the conduct of our investment servicing and investment management activities, we assume operational risk. The products and services we provide to our clients, such as custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, and the management of financial assets using passive and active strategies, can result in execution risk, business practice risk, fiduciary risk and other types of operational risk. Because operational risk is process-oriented, compared to other risks, for example credit risk and market risk, which are transaction-oriented, our ability to influence and manage risk-taking rests at the process level, and requires a broad set of process controls.
Whereas operational risk represents the potential, an operational risk event is the actual occurrence of the risk. An operational risk event that gives rise to a direct financial impact is referred to as an operational risk loss or gain. If there is no financial impact, the event is termed a “near-miss.”
Framework
We have developed a comprehensive approach to operational risk management that is consistently applied across State Street. This approach, referred to as our operational risk framework, takes a holistic view and integrates the different methods and tools used to manage operational risk. The framework, which was developed by our Operational Risk Management group and utilizes aspects of the framework of the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, and industry/peer leading practices, is designed to comply with Basel requirements. Our operational risk framework seeks to provide a number of important benefits, including:

▪	The alignment of business priorities with risk management objectives;

▪	The active management of risk and the avoidance of surprises;

▪	The clarification of responsibilities for the management of operational risk;

▪	A common understanding of operational risk management and its supporting processes; and

▪	The consistent application of policies and collection of data for risk management and measurement.
The framework is composed of two mutually reinforcing areas, foundational elements and framework components. The three foundational elements used to consistently implement the framework across the diverse groups within State Street are governance, documentation, and communication/awareness. The framework also contains five components that provide overarching structure that integrates distinct risk programs into a continuous

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

process focused on managing and measuring operational risk in a coordinated and consistent manner. The individual components and the objectives of each component are:

▪	Identify, assess and measure risk - understand business unit strategy, risk profile and potential exposure;

▪	Monitor risk - proactively monitor the business environment and associated operational risk exposure;

▪	Evaluate and test controls - verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively;

▪	Provide integrated management reporting - facilitate management's ability to maintain control, provide oversight and escalate issues in a timely manner; and

▪	Support risk-based decision making - make conscious risk-based decisions and understand the trade-off between risk and return.
We maintain an operational risk policy, under which we endeavor to effectively manage operational risk in order to support the achievement of our corporate objectives and fully comply with any related regulatory requirements. We achieve these policy objectives through the implementation of our operational risk framework, which describes the integrated set of processes and tools that assist us in managing and measuring operational risk.
Our operational risk policy is approved annually by the RCC. The purpose of the policy is to set forth our approach to the management of operational risk, to identify the responsibilities of individuals and committees charged with overseeing the management of operational risk, and to provide a broad mandate that supports implementation of the operational risk framework.
Guidelines
As part of our operational risk framework, we have also developed operational risk guidelines which document in greater detail our practices and describe the key elements that should be present in a business unit's operational risk management program. The purpose of the guidelines is to set forth and define key operational risk terms, provide further detail on State Street's operational risk programs, and detail business unit responsibilities for the identification, assessment, measurement, monitoring and reporting of operational risk. The guidelines support the operational risk policy and document our practices used to manage and measure operational risk in an effective and consistent manner across State Street.
We have a number of operational risk tools and processes in use that are corporate-wide in application or coverage. These tools include a series of risk assessments and diagnostics, at the business unit level, across the risk spectrum aimed at the identification of risks that occur routinely through normal operations, strategic risks that may arise over a longer-term horizon and risks that occur very infrequently but which could materially affect State Street. Further, these assessments allow management to define risk mitigation strategies and set action plans for implementation.
State Street monitors the level and trend of its operational risk profile through a series of management reports, risk assessment outcomes, risk mitigation initiative process and risk metrics. Together, this data allows us to understand our risk profile, our progress on managing risk and changes in the environment both internal and external which may affect our risk profile. In addition, we use scenario analysis to provide a forward-looking assessment of large operational risk events that we may not have experienced yet.
In order for these tools and programs to meet framework objectives, we have implemented comprehensive data collection practices and consistent risk classification standards that facilitate the analysis of risks across the company. In addition, we have established standards for operational risk data for the purpose of maintaining data repositories and systems that are controlled, accurate and available on a timely basis to support operational risk management.
Governance
The roles and responsibilities with respect to the management of operational risk at State Street reflect the following four key principles:

▪	Board oversight of our operational risk framework is primarily the responsibility of the RCC, which annually reviews and approves our operational risk policy and delegates day-to-day oversight to ERM;

▪	Senior business unit managers are responsible for the management of operational risk;

▪	ERM and other corporate groups provide separate oversight, validation and verification of the management and measurement of operational risk; and

▪	Executive management provides oversight through participation on risk-management committees and direct management of risk in business activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The key responsibilities of these groups with respect to operational risk are described below:

▪
The RCC approves our operational risk policy, delegates the implementation and monitoring of the operational risk guidelines, framework and related programs to ERM, and reviews periodic reporting of management information related to operational risk.

▪
Senior business unit management is responsible for the direct management of operational risk arising from our business activities, as well as operational risk oversight through representation on the MRAC, the TORC and the local Operational Risk and Fiduciary Review Committees.

A number of corporate groups have responsibility for developing, implementing, and assessing various aspects of State Street's operational risk framework:

▪
ERM’s Corporate Operational Risk Management group is responsible for the development and implementation of State Street's operational risk guidelines, framework and supporting tools. It also reviews and analyzes operational key risk information, metrics and indicators at the business line and corporate level for purposes of reporting and escalating operational risk events.

▪	ERM’s Corporate Risk Analytics group develops and maintains operational risk capital estimation models and regularly calculates State Street's operational risk regulatory capital requirements;

▪	ERM’s Model Governance group separately validates the quantitative models used to measure operational risk; and

▪	Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across State Street.
Operational risk management at State Street includes both the corporate Operational Risk Management group, led by the global head of Operational Risk, who is a member of the CRO’s executive management team, and a distributed risk management infrastructure that is aligned with our business units. The risk management groups aligned with the business units report directly to the CRO, and have operational risk managers who are responsible for the implementation of the operational risk framework at the business unit level.
Market Risk Management
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
In the conduct of our trading and investment activities, we assume market risk. The level of market risk that we assume is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility, and our execution against those factors. Market risk associated with our trading activities is discussed below under “Trading Activities.” In addition, supplemental qualitative and quantitative information with respect to market risk associated with our trading activities is provided on the “Investor Relations” section of our website.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

interest-rate futures. As of December 31, 2013, the aggregate notional amount of these derivative contracts was $1.13 trillion, of which $1.12 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative instruments entered into in connection with our trading activities is provided in note 16 to the consolidated financial statements under Item 8 of this Form 10-K.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. The Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The Trading and Markets Risk Committee, or TMRC, oversees all market risk-taking activities across State Street associated with trading. The TMRC is composed of members of ERM, our Global Markets business, our Global Treasury group, our senior executives who manage our trading businesses, and other members of management who possess specialized knowledge and expertise. Under authority delegated by the MRAC, the TMRC is responsible for the formulation of guidelines, strategies and work flows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits and dealing authorities. The TMRC meets regularly to monitor the management of our trading market risk activities.
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
The ERM market risk management group is responsible for the management of corporate-wide market risk, the monitoring of key market risks and the development and maintenance of market risk management policies, guidelines, and standards aligned with our corporate risk appetite. This market risk management group also establishes and approves market risk tolerance limits and dealing authorities based on, but not limited to, notional amount measures, sensitivity measures, Value-at-Risk, or VaR, measures and stress measures. Such limits and authorities are specified in our trading and market risk guidelines which govern our management of trading market risk.
Our management of market risk associated with trading activities and our calculation of required regulatory capital are based primarily on our internal VaR models and stress-testing analysis. As discussed in the “Value-at-Risk” section below, VaR is measured daily by ERM.
Market risk exposure is established in relation to limits established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements.
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
Value-at-Risk, Stress Testing and Stressed VaR
As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading-related VaR daily. We have adopted standards for measuring

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

trading-related VaR, and we maintain regulatory capital for market risk associated with our trading activities in conformity with currently applicable bank regulatory market risk guidelines.
We utilize an internal VaR model to calculate our regulatory market risk capital requirements. We use a historical simulation model to calculate daily VaR- and stressed VaR-based measures for our covered positions in conformity with regulatory requirements that became effective beginning on January 1, 2013. Our VaR model seeks to capture identified material risk factors associated with our covered positions, including risks arising from market movements such as changes in foreign exchange rates, interest rates and option-implied volatilities.
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
Value-at-Risk:
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
Stress Testing and Stressed VaR:
We have a corporate-wide stress-testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The sixty-day moving average of our stressed VaR-based measure was approximately $28 million for the twelve months ended December 31, 2013, compared to a sixty-day moving average of approximately $27 million for the twelve months ended September 30, 2013, approximately $19 million for the twelve months ended June 30, 2013, and approximately $16 million for the twelve months ended March 31, 2013. The increase in the sixty-day moving average for the twelve months ended December 31, 2013 and September 30, 2013 compared to the twelve months ended June 30, 2013 was associated with the model changes described below following the VaR and stressed-VaR tables.
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
Validation and Back-Testing
We perform daily back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to actual profit-and-loss, or P&L, outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. We experienced one back-testing exception on September 18, 2013. The trading

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

P&L that day exceeded the VaR based on the prior day’s closing positions, following larger-than-usual moves in several emerging market currencies and U.S. interest rates. The moves occurred in reaction to the Federal Reserve’s announcement that they would postpone the start of their withdrawal of monetary stimulus (tapering of quantitative easing).
Our market risk models are governed by our model risk governance guidelines, in accordance with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Our market risk models are subject to regular review and validation by our Model Validation group within ERM and overseen by the MAC. The MAC, chaired by a senior executive in ERM, was established for the purpose of providing recommendations on technical modeling issues to the corporate oversight committees. The MAC includes members with expertise in modeling methodologies and has representation from the various business units throughout State Street. Additional information is provided below under “Model Risk Management.”
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
The following tables present VaR associated with our trading activities for covered positions held during the year ended December 31, 2013, and as of December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, as measured by our VaR methodology. Comparative information for 2012 is not presented, as we did not measure VaR for those periods under the regulatory requirements which were effective beginning on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Year Ended December 31, 2013			As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR	VaR	VaR
Foreign exchange	$6,386	$22,835	$1,626	$5,463	$11,549	$5,696	$9,283
Money market/Global Treasury	97	559	24	58	102	53	365
Total VaR	$6,361	$22,834	$1,641	$5,441	$11,496	$5,657	$9,017

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Year Ended December 31, 2013			As of December 31, 2013	As of September 30, 2013	As of June 30, 2013	As of March 31, 2013
(In thousands)	Average	Maximum	Minimum	VaR	VaR	VaR	VaR
Foreign exchange	$22,907	$47,531	$4,933	$30,338	$32,905	$15,275	$26,141
Money market/Global Treasury	291	1,075	56	280	290	186	900
Total Stressed VaR	$22,815	$47,514	$4,889	$30,403	$32,521	$15,157	$25,673
The VaR-based measures presented above are primarily a reflection of the overall level of market volatility and our appetite for trading market risk. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations. Both the ten-day VaR-based measures and the stressed VaR-based measures are based on historical changes observed during rolling ten-day periods for the portfolios as of the close of business each day over the past one-year period.
The decrease in the VaR measure for foreign exchange as of December 31, 2013 compared to September 30, 2013 was the result of the advancing two-year window for historical price movements and related risk factors, which as of December 31, 2013 no longer included the third and fourth quarters of 2011, when the financial markets reacted to the Eurozone crisis and to the downgrade of the U.S. government’s credit rating by Standard & Poor’s.
The increase in the VaR and stressed-VaR measures for foreign exchange as of September 30, 2013 compared to June 30, 2013 resulted from the model changes described below, and not from any changes in the overall composition of exposure within our portfolio of covered positions.
Beginning on July 1, 2013, we implemented two significant changes to our regulatory VaR and stressed-VaR models. The net effect of the two changes resulted in an increase in our daily VaR-based measure and a more significant increase in our stressed VaR-based measure, both calculated based on a 99% confidence interval. The changes involved the introduction of off-shore yield curves for non-deliverable forward contracts in our portfolios of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

covered positions and the use of absolute changes in place of relative or percentage changes for interest-rate risk factors (both base curves and spread curves). We may in the future further modify and adjust our models and methodologies used to calculate VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in in our VaR measures, some of which may be significant.
The following table presents VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013. The totals of the VaR amounts attributable to foreign exchange rates, interest rates and volatility for each VaR component exceeded the component VaR measures presented in the foregoing table as of each period-end, primarily due to the benefits of diversification across risk types. Comparative information for 2012 is not presented, as we did not measure VaR under the regulatory requirements which were effective beginning on January 1, 2013.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of December 31, 2013			As of September 30, 2013			As of June 30, 2013			As of March 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$3,492	$4,561	$306	$9,704	$3,194	$454	$5,531	$1,808	$650	$9,543	$2,265	$492
Money market/Global Treasury	46	52	—	49	72	—	50	33	—	376	33	—
Total VaR	$3,457	$4,577	$306	$9,648	$3,175	$454	$5,483	$1,808	$650	$9,288	$2,263	$492
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
Our overall interest-rate risk position is maintained within a series of policies approved by the Board and guidelines established and monitored by ALCCO. Our Global Treasury group has responsibility for managing our day-to-day interest-rate risk. To effectively manage our consolidated statement of condition and related NIR, Global Treasury has the authority to assume a limited amount of interest-rate risk based on market conditions and its views about the direction of global interest rates over both short-term and long-term time horizons. Global Treasury manages our exposure to changes in interest rates on a consolidated basis organized into three regional treasury units, North America, Europe and Asia/Pacific, to reflect the growing, global nature of our exposures and to capture the impact of changes in regional market environments on our total risk position.
The economic value of our consolidated statement of condition is a metric designed to estimate the fair value of assets and liabilities which could be garnered if those assets and liabilities were sold today. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments.
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
Additional information about our measurement of fair value and our use of derivatives is provided in notes 3 and 16, respectively, to the consolidated financial statements included under Item 8 of this Form 10-K.
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
In calculating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecast yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecast to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, +/-100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecast transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest-rate ramps, which are +/-100-basis-point changes in interest rates that are assumed to occur gradually over the next twelve months, rather than immediately as we do with interest-rate shocks.
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
Key assumptions used in the models, described in more detail below, along with changes in market conditions, are inherently uncertain. Actual results necessarily differ from model results as market conditions differ from assumptions. As such, management performs back-testing, stress testing, and model integrity analyses to validate that the modeled results produce predictive NIR-at-risk and EVE sensitivity estimates which can be used in our management of interest-rate risk. Primary factors affecting the actual results are changes in our balance sheet size and mix; the timing, magnitude and frequency of changes in interest rates, including the slope and the relationship between the interest-rate level of U.S. dollar and non-U.S. dollar yield curves; changes in market conditions; and management actions taken in response to the preceding conditions.
Both NIR-at-risk and EVE sensitivity results are managed against ALCCO-approved limits and guidelines and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCCO. Our ALCCO-approved guidelines are, we believe, in line with industry standards and are periodically examined by the Federal Reserve.
Based on our current balance sheet composition where fixed-rate assets exceed fixed-rate liabilities, reported results of NIR-at-risk could depict an increase in NIR from a rate increase while EVE presents a loss. A change in this balance sheet profile may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (undiscounted) dollar net interest flows which are generated from the forecast statement of condition over the next twelve months.  As interest rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR. EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period-end balance sheet. As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest-rate environment.
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
The following table presents the estimated exposure of NIR for the next twelve months, calculated as of the dates indicated, due to an immediate +/-100-basis-point shift to our internal forecast of global interest rates. We manage NIR sensitivity not to decline more than 15% from the baseline NIR +/-100 basis point shocks. Estimated incremental exposures presented below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on our financial performance.

	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	December 31, 2013		December 31, 2012
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$334	14.0%	$156	6.5%
–100 bps shock	(261)	(10.9)	(200)	(8.3)
+100 bps ramp	126	5.3	39	1.6
–100 bps ramp	(124)	(5.2)	(96)	(4.0)
As of December 31, 2013, NIR sensitivity to an upward-100-basis-point shock in global market rates was higher compared to December 31, 2012, due to a higher level of forecast client deposits. The benefit to NIR for an upward-100-basis-point ramp is less significant than a shock, since market rates are assumed to increase gradually.
A downward-100-basis-point shock in global market rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets reset into the lower-rate environment. NIR sensitivity to a downward-100-basis-point shock in market rates as of December 31, 2013 was similar to December 31, 2012, as higher levels of forecast noninterest-bearing deposits, which improve base NIR, provide no relief as rates fall.
Other important factors which affect the levels of NIR are the size and mix of assets carried in our consolidated statement of condition; interest-rate spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in global market interest rates; and management actions taken in response to the preceding conditions.
Economic Value of Equity
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate +/-200-basis-point rate shock compared to current interest-rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a +/-200-basis-point rate shock that is less than 20% of aggregate tier 1 and tier 2 capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE sensitivity within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	December 31, 2013		December 31, 2012
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$2,359	(14.9)%	$(2,542)	(17.0)%
–200 bps shock	1,149	7.2	41	0.3
Exposure to upward- and downward-200-basis-point shocks as of December 31, 2013 improved compared to December 31, 2012. A lower concentration of fixed-rate securities in the investment portfolio and hedging activity in 2013 reduced EVE sensitivity to changes in market rates.
Model Risk Management
The use of financial models is widespread throughout the banking and financial services industry, with larger and more complex organizations employing dozens of sophisticated models on a daily basis to measure risk exposures, determine economic and regulatory capital levels, and guide investment decisions, among other things. However, even as models represent a significant advancement in financial management, the models themselves represent a new source of risk, i.e., the potential for adverse consequences or financial loss from decisions based on incorrect, misused or misinterpreted model outputs and reports.
In large banking organizations like State Street, where financial models and their outputs exert significant influence on business decisions, and where model failure could have a particularly harmful effect on our financial strength and performance, model risk is managed within an extensive and rigorous risk management framework. This framework is documented in our Model Risk Governance Policy Statement and accompanying Model Risk Governance Guidelines.
Our model risk management program has three principal components:

▪
A model risk governance program supports risk management by defining roles and responsibilities, by providing policies and guidance that define relevant model risk management activities, and by describing procedures that implement those policies;

▪
A model development process facilitates the appropriate design and accuracy of models; the development process also includes ongoing model integrity activities designed to test for robustness and stability and to evaluate a model's limitations and assumptions; and

▪
A set of model validation processes and activities is designed to validate that models are theoretically sound, are performing as expected, and are in line with their design objectives; model validation also checks that a model's key assumptions and limitations are identified and clearly communicated to the model's end users and to senior management.

The MAC, chaired by the head of the Model Validation Group, was established to provide recommendations on technical modeling issues to the corporate oversight committees. The MAC includes members with expertise in modeling methodologies, and has representation from the various business units throughout State Street.
Business Risk Management
We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of our business activities and the potential effect of strategic and reputation risks, not already captured as trading market, interest-rate, credit, operational or liquidity risks. We incorporate business risk into our assessment of our strategic plans and economic capital needs. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every employee at State Street.
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
Capital
The management of both our regulatory and economic capital involves key metrics evaluated by management to assess whether our actual level of capital is commensurate with our risk profile, is in compliance with all applicable regulatory requirements, and is sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital based on relevant regulatory capital adequacy requirements, as well as our own internal capital targets.
Framework
Our objective with respect to management of capital is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and complying with regulatory capital adequacy requirements. Our capital management process focuses on our risk exposures, the regulatory requirements applicable to us with respect to capital adequacy, the evaluations and resulting credit ratings of the major independent credit rating agencies, our return on capital at both the consolidated and line-of-business level, and our capital position relative to our peers.
Our evaluation of capital includes the comparison of capital sources with capital uses, as well as the consideration of the quality and quantity of the various components of capital, as two of several inputs in our overall assessment of our capital adequacy. The goals of the capital evaluation process are to determine the optimal level of capital and composition of capital instruments to satisfy all constituents of capital, with the lowest overall cost to shareholders. Other factors considered in our capital evaluation process are strategic and contingency planning, stress testing and planned capital actions.
Internal Capital Adequacy Assessment
Our primary banking regulator is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation, or FDIC, Improvement Act of 1991. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our parent company to maintain its status as a financial holding company. Accordingly, our primary goal with respect to capital adequacy is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the Prompt Corrective Action guidelines established by the FDIC. Our capital adequacy program includes our Internal Capital Adequacy Assessment Process, or ICAAP, and associated capital policies.
We consider capital adequacy to be a key element of our financial well-being, which affects our ability to attract and maintain client relationships; operate effectively in the global capital markets; and satisfy regulatory, security holder and shareholder needs. Capital is one of several elements that affect State Street’s debt ratings and the ratings of our principal subsidiaries.
In conformity with our capital policies, we strive to maintain adequate capital, not just at a point in time, but over time and during periods of stress, to account for changes in our strategic direction, evolving economic conditions, and financial and market volatility. We have developed and implemented a corporate-wide ICAAP to assess our overall capital and liquidity in relation to our risk profile and to provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. The ICAAP considers material risks under multiple scenarios, with an emphasis on stress scenarios. The ICAAP builds on and leverages existing processes and systems used to measure our capital adequacy. Our ICAAP policy is reviewed and approved by the Board’s RCC.
Capital Contingency Planning

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Contingency planning is an integral component of our capital management program. The objective of our contingency planning process is to monitor current and forecast levels of select measures that serve as preemptive indicators of a potentially adverse capital or liquidity adequacy situation. These measures are one of the inputs used to set our capital adequacy level. We review these measures annually for appropriateness and relevance in relation to our financial budget and capital plan.
Stress Testing
We have a robust State Street-wide stress-testing program that executes multiple stress tests each year. Our stress testing program is structured around what we determine to be the top material risks incurred by State Street, which are the end product of the corporate-wide material risk identification program. These top material risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, and an oil shock precipitated by turmoil in the Middle East/North Africa region.
In connection with the focus on our top risks, each stress test incorporates idiosyncratic loss events tailored to State Street‘s unique risk profile. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank.
The Federal Reserve requires bank holding companies with total consolidated total assets of $50 billion or more, which includes State Street, to submit a capital plan on an annual basis. The Federal Reserve uses their CCAR process, which incorporates hypothetical financial and economic stress scenarios, to assess whether banking organizations have capital planning processes that account for idiosyncratic risks and provide for sufficient capital to continue operations throughout times of economic and financial stress. As part of the CCAR process, the Federal Reserve assesses each organization’s capital adequacy, capital planning process, and plans to distribute capital, such as dividend payments or stock purchase programs. Management and Board risk committees review and approve CCAR results and assumptions before submission to the Federal Reserve.
Information about the Federal Reserve’s review of our capital plan for 2013, submitted in January 2013 in connection with the CCAR process, is provided under “Capital Actions” in this “Capital” section. The Federal Reserve is currently conducting a review of capital plans for 2014 submitted by us and other large bank holding companies in January 2014. The levels at which we will be able to declare dividends and purchase shares of our common stock after March 2014 will depend on the Federal Reserve's assessment of our capital plan and our projected performance under the stress scenarios. While we anticipate that the Federal Reserve will not object to the continued return of capital to our shareholders through dividends and/or common stock purchases in 2014, we cannot provide assurance with respect to the Federal Reserve's assessment of our capital plan, or that we will be able to continue to return capital to our shareholders at any specific level.
Governance
In order to support integrated decision making, we have identified three management elements to aid in the compatibility and coordination of our capital adequacy strategies and processes:

•	Risk Management - identification, measurement, monitoring and forecasting of different types of risk and their combined impact on capital adequacy;

•	Capital Management - determination of optimal capital and liquidity levels; and

•	Business Management - strategic planning, budgeting, forecasting, and performance management.
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Planning group within Global Treasury is responsible for capital policies, development of the capital plan, the management of global capital, capital optimization, and business unit capital management.
ALCCO has oversight of our management of regulatory capital, capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies. ALCCO’s roles and responsibilities are designed to work complementary to and coordinated with the MRAC, which approves State Street’s balance sheet strategy and related activities. The Board’s RCC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital.
Regulatory Capital
The following table presents regulatory capital ratios for State Street and State Street Bank as of December 31:

	Currently Applicable Regulatory Guidelines		State Street		State Street Bank
	Minimum	Well Capitalized	2013	2012	2013	2012
Tier 1 risk-based capital ratio	4%	6%	17.3%	19.1%	16.4%	17.3%
Total risk-based capital ratio	8	10	19.7	20.6	19.0	19.1
Tier 1 leverage ratio(1)	4	5	6.9	7.1	6.4	6.3

(1) Regulatory guideline for “well capitalized” applies only to State Street Bank.
The following table presents the components of tier 1, tier 2 and total capital, and the components of total risk-weighted assets, for State Street and State Street Bank as of December 31; additional information about our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

regulatory capital is provided in note 15 to the consolidated financial statements included under Item 8 of this Form 10-K.

	State Street		State Street Bank
(Dollars in millions)	2013	2012	2013	2012
Tier 1 capital:
Total common shareholders' equity	$19,887	$20,380	$19,755	$19,681
Preferred stock	491	489	—	—
Trust preferred capital securities	950	950	—	—
Goodwill	(6,036)	(5,977)	(5,740)	(5,679)
Other intangible assets	(2,360)	(2,539)	(2,239)	(2,392)
Deferred tax liability associated with acquisitions	653	699	638	680
Other	310	(242)	304	(246)
Tier 1 capital	13,895	13,760	12,718	12,044
Tier 2 capital:
Qualifying subordinated debt	1,918	1,219	1,936	1,223
Allowances for on- and off-balance sheet credit exposures and other	48	41	45	39
Tier 2 capital	1,966	1,260	1,981	1,262
Deduction for investments in finance subsidiaries	(74)	(191)	—	—
Total capital	$15,787	$14,829	$14,699	$13,306
Adjusted total risk-weighted assets and market risk equivalent assets:
On-balance sheet assets:
Cash and interest-bearing assets	$2,175	$1,429	$1,979	$1,287
Investment securities	34,000	36,094	33,514	35,495
Loans and leases	13,201	12,118	13,257	12,187
Interest, fees and other receivables	2,951	2,355	2,332	2,068
Other assets	7,950	6,242	6,517	4,912
Total on-balance sheet assets	60,277	58,238	57,599	55,949
Off-balance sheet equivalent assets:
Guarantees and unfunded commitments to extend credit	10,125	4,602	10,125	4,602
Foreign exchange derivative contracts	5,282	5,353	5,302	5,353
Standby letters of credit and asset purchase agreements	2,995	3,096	2,995	3,096
Other	185	104	176	93
Total off-balance sheet equivalent assets	18,587	13,155	18,598	13,144
Market risk equivalent assets	1,262	519	1,262	445
Total risk-weighted assets	$80,126	$71,912	$77,459	$69,538
Adjusted quarterly average assets	$202,801	$192,817	$199,301	$189,780
As of December 31, 2013, State Street's regulatory capital ratios declined compared to December 31, 2012, primarily the result of increases in total risk-weighted assets. State Street's tier 1 capital in the same comparison increased slightly, as the positive effect of net income and other comprehensive income was mostly offset by declarations of common stock dividends and purchases by us of our common stock. The increase in total capital was primarily the result of the May 2013 issuance of $1 billion of subordinated debt, which qualifies as tier 2 capital under current federal regulatory capital guidelines.
The increase in total risk-weighted assets was primarily associated with higher off-balance sheet equivalent assets, mainly associated with an increase in exposure associated with our participation in principal securities finance transactions, as well as an increase in on-balance sheet assets, primarily due to higher levels of loans and other assets. The decrease in the tier 1 leverage ratio mainly resulted from an increase in adjusted quarterly average assets associated with balance sheet growth during the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2013, State Street Bank's tier 1 risk-based and total risk-based capital ratios declined compared to December 31, 2012, primarily the result of increases in total risk-weighted assets. State Street Bank's tier 1 capital in the same comparison increased, as the positive effect of net income and other comprehensive income was partially offset by the payment of dividends to our parent company. The increase in total capital was primarily the result of the above-mentioned subordinated debt issuance. The increase in total risk-weighted assets were the result of the above-mentioned changes in on- and off-balance sheet equivalent assets. The slight increase in the tier 1 leverage ratio mainly resulted from an increase in tier 1 capital almost entirely offset by an increase in adjusted quarterly average assets associated with balance sheet growth during the year.
Capital Actions
Preferred Stock
In 2013, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C) of $5,250 per share, or approximately $1.31 per depositary share, totaling approximately $26 million. In 2012, dividends on our perpetual preferred stock, Series C, totaled approximately $8 million. In 2012, we declared dividends on our non-cumulative perpetual preferred stock, Series A, totaling approximately $21 million. We redeemed our Series A perpetual preferred stock in 2012.
Common Stock
In March 2013, we received the results of the Federal Reserve's review of our 2013 capital plan in connection with its CCAR process. The Federal Reserve did not object to the capital actions we proposed, and, in March 2013, our Board approved a new common stock purchase program authorizing the purchase of up to $2.10 billion of our common stock through March 31, 2014. From April 1 through December 31, 2013, we purchased approximately 24.7 million shares of our common stock, all under this program, at an aggregate cost of $1.68 billion. As of December 31, 2013, approximately $420 million remained available for purchases of our common stock under the program. Shares acquired in connection with this program which remained unissued as of year-end were recorded as treasury stock in our consolidated statement of condition as of December 31, 2013.
In March 2013, we completed a $1.8 billion common stock purchase program, authorized by our Board in March 2012. In the first quarter of 2013, we purchased 6.5 million shares at an average per-share and aggregate cost of $54.95 and approximately $360 million, respectively.
In 2013, under both programs combined, we purchased approximately 31.2 million shares of our common stock at an average price of $65.30 per share and an aggregate cost of approximately $2.04 billion. In 2012, we purchased approximately 33.4 million shares of our common stock, all under the March 2012 program, at an aggregate cost of $1.44 billion.
In 2013, we declared aggregate quarterly common stock dividends of $1.04 per share, totaling approximately $463 million, on our common stock. In 2012, we declared aggregate quarterly common stock dividends of $0.96 per share, totaling approximately $456 million.
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
Basel Capital Framework and Developments

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The currently applicable minimum regulatory capital requirements enforced by U.S. banking regulators are based on a 1988 international accord, commonly referred to as Basel I, which was developed by the Basel Committee on Banking Supervision, or Basel Committee.
Basel II Framework
In 2004, the Basel Committee released an enhanced capital adequacy framework, referred to as Basel II. Basel II requires large and internationally active banking organizations, such as State Street, which generally rely on sophisticated risk management and measurement systems, to better align the use of those systems with their determination of regulatory capital requirements. Basel II adopted a three-pillar framework for addressing capital adequacy and minimum capital requirements, which incorporates Pillar 1, the measurement of credit risk, market risk and operational risk; Pillar 2, supervisory review, which addresses the need for a banking organization to assess its capital adequacy relative to the risks underlying its business activities, rather than only with respect to its minimum regulatory capital requirements; and Pillar 3, market discipline, which imposes public disclosure requirements on a banking organization intended to allow the assessment of key information about the organization's risk profile and its associated level of regulatory capital.
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
Our adoption of the new market risk capital rule on January 1, 2013 did not significantly affect our or State Street Bank's risk-based capital ratios, although it did modestly increase our market risk equivalent assets. Market risk equivalent assets are disclosed in the foregoing “Regulatory Capital” portion of this “Capital” section.
Basel III
Basel III proposed to establish more stringent regulatory capital and liquidity requirements, including higher minimum regulatory capital ratios, new capital buffers, higher risk-weighted asset calibrations, more restrictive definitions of qualifying capital, a liquidity coverage ratio, and a net stable funding ratio.
In June 2012, U.S. banking regulators introduced Basel III by issuing proposed revisions to the existing Basel II framework. These proposals were intended to incorporate the above-described revisions and enhancements proposed by the Basel Committee, and implement relevant provisions of the Dodd-Frank Act, in order to restructure the U.S. capital rules into a harmonized, codified regulatory capital framework.
In July 2013, U.S. banking regulators jointly issued a final rule implementing the Basel III framework in the U.S. Among other things, the final rule raises the minimum tier 1 risk-based capital ratio from 4% to 6%; adds requirements for a minimum common equity tier 1 capital ratio of 4.5% and a minimum supplementary tier 1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

leverage ratio of 3% for so-called “advanced approaches” banking organizations (described below); and implements a capital conservation buffer and a countercyclical capital buffer, both described below. The Basel III final rule also incorporates the new market risk capital rule to create a single and comprehensive capital adequacy framework.
Under the Basel III final rule, a banking organization would be able to make capital distributions, subject to other regulatory constraints, such as the review of capital plans, and discretionary bonus payments without specified limitations as long as it maintains the required capital conservation buffer of 2.5% over each of the minimum tier 1 and total risk-based capital ratios and the common equity tier 1 capital ratio (plus any potentially applicable countercyclical capital buffer). Banking regulators would establish the minimum countercyclical capital buffer, which is initially set by banking regulators at zero, up to a maximum of 2.5% above the minimum ratios inclusive of the capital conservation buffer, under certain economic conditions. As of January 1, 2019, the date that full implementation is required, and assuming no countercyclical buffer, the minimum Basel III capital ratios, including the capital conservation buffer, will be 8.5% for tier 1 risk-based capital, 10.5% for total risk-based capital, and 7% for common equity tier 1 capital, in order for us to make capital distributions and discretionary bonus payments without limitation. Each of these Basel III ratios is calculated differently under the Basel III final rule than those similar ratios calculated under Basel I, and therefore these Basel III ratios are not comparable with the Basel I ratios presented earlier in the “Regulatory Capital” section.
The Basel III final rule provides for two frameworks: the “standardized” approach, intended to replace Basel I, and the “advanced” approach, applicable to advanced approaches banking organizations, like State Street, as originally defined under Basel II. Once phased in, the Basel III final rule will change the manner in which our regulatory capital ratios are calculated, will reduce our calculated regulatory capital, and, as noted above, will increase the minimum regulatory capital that we will be required to maintain. Under the Basel III final rule, we will be subject to the more stringent of our regulatory capital ratios calculated under the standardized approach and those calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.
Provisions of the Basel III final rule will become effective under a transition timetable which began on January 1, 2014. These provisions will supersede or modify corresponding elements of the Basel I and Basel II risk-based and leverage capital requirements and prompt corrective action framework. The requirement for the capital conservation buffer will be phased in beginning on January 1, 2016, with full implementation by January 1, 2019.
The timing of application of the provisions of the Basel III final rule related to the calculation of risk-weighted assets under the advanced approach will depend on State Street's completion of a required qualification, or parallel run, period. During its qualification period, State Street must demonstrate that it complies with the related Basel III requirements to the satisfaction of the Federal Reserve. The calculation of risk-weighted assets under the Basel III standardized approach will become effective on January 1, 2015.
On February 21, 2014, we were notified by the Federal Reserve that we have completed our parallel run period and will be required to begin using the advanced approaches framework as provided in the Federal Reserve's July 2013 Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we will use the advanced approaches framework to calculate and publicly disclose our risk-based capital ratios beginning with the second quarter of 2014. Under the July 2013 Basel III final rule, we must meet the minimum risk-based capital ratios under both the advanced approaches and generally applicable risk-based capital frameworks in Basel III and Basel I, respectively.
Estimated Basel III Tier 1 Common Ratio
As described above, the Basel III final rule adds a requirement for a minimum common equity tier 1 capital ratio, or tier 1 common ratio. The tier 1 common ratio is a measurement of capital representing tier 1 capital, reduced by the deduction of “non-common elements,” such as trust preferred capital securities and preferred stock, divided by total risk-weighted assets. The Basel I tier 1 common ratio is used by regulators and by management to monitor and assess State Street's capital position, both individually and relative to other financial institutions, and management believes it may be of interest to investors.
The following table presents our tier 1 common ratio as of December 31, 2013, calculated using Basel I standards, and our estimated tier 1 common ratios as of December 31, 2013, calculated in conformity with the Basel III final rule under both the standardized approach and the advanced approach. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present understanding of the final rule's impact. As indicated above, under the Basel III final rule, the more stringent of the Basel III tier 1 common ratios calculated by us under the standardized and advanced approaches will apply in the assessment of our capital adequacy under the prompt corrective action framework.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2013	Currently Applicable Regulatory Requirements(1)	Basel III Final Rule Standardized Approach (Estimated)(2)	Basel III Final Rule Advanced Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$13,895	$13,216	$13,216
Less:
Trust preferred capital securities	950	475	475
Preferred stock	491	491	491
Plus:
Other	—	87	87
Tier 1 common capital	$12,454	$12,337	$12,337
Total risk-weighted assets	$80,126	$121,562	$104,919
Tier 1 common ratio	15.5%	10.1%	11.8%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5	4.5
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5	2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0	7.0

(1) Using Basel I standards, the tier 1 common ratio was calculated by dividing (a) tier 1 risk-based capital, calculated in conformity with Basel I, less non-common elements including qualifying trust preferred capital securities and qualifying perpetual preferred stock, or tier 1 common capital, by (b) total risk-weighted assets, calculated in conformity with Basel I.
(2) As of December 31, 2013, for purposes of the calculations in conformity with the Basel III final rule, capital and total risk-weighted assets under both the standardized approach and the advanced approach were calculated using our estimates, based on the provisions of the final rule expected to affect capital in 2014. The tier 1 common ratio was calculated by dividing (a) tier 1 common capital, as described in footnote (1), but with tier 1 risk-based capital calculated in conformity with the final rule, by (b) total risk-weighted assets, calculated in conformity with the Basel III final rule. These estimated Basel III tier 1 common ratios are preliminary, reflect tier 1 common equity calculated under the Basel III final rule as applicable on its January 1, 2014 effective date, and are based on our present understanding of the final rule's impact.
• Under both the standardized and advanced approaches, tier 1 risk-based capital decreased by $679 million, as a result of applying the estimated effect of the Basel III final rule to Basel I tier 1 risk-based capital of $13.90 billion as of December 31, 2013.
• Under both the standardized and advanced approaches, estimated tier 1 common capital used in the calculation of the tier 1 common ratio was $12.34 billion, reflecting the adjustments to Basel I tier 1 risk-based capital described in the first bullet above. Tier 1 common capital used in the calculation was therefore calculated as adjusted tier 1 risk-based capital of $13.22 billion less non-common elements of capital, composed of trust preferred capital securities of $475 million, preferred stock of $491 million, and other adjustments of $87 million as of December 31, 2013, resulting in estimated tier 1 common capital of $12.34 billion. As of December 31, 2013, there was no qualifying minority interest in subsidiaries.
• Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $41.44 billion as a result of applying the provisions of the Basel III final rule to Basel I total risk-weighted assets of $80.13 billion as of December 31, 2013. Under the advanced approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $24.79 billion as a result of applying the provisions of the final rule to Basel I total risk-weighted assets of $80.13 billion as of December 31, 2013.
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
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for global systemically important banks prescribed by the Basel Committee (refer to “Systemically Important Banks” below); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
The estimated Basel III tier 1 common ratio as of December 31, 2013 presented above, calculated under the advanced approach in conformity with the Basel III final rule, reflects calculations and determinations with respect to our capital and related matters as of December 31, 2013, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Based on the composition of our investment portfolio with respect to the types of securities and related external credit ratings as of December 31, 2013, our application of the SSFA would materially increase our total regulatory risk-weighted assets relative to those calculated in conformity with Basel I, and correspondingly decrease our regulatory risk-based capital ratios relative to those calculated in conformity with Basel I; as a result, we are re-evaluating the composition of our investment portfolio in order to maintain an investment strategy appropriately aligned with our maintenance of an appropriate level of regulatory capital.  Depending on future market conditions, this re-evaluation could result in the reinvestment of our portfolio securities into different types of investments, which could materially affect our consolidated results of operations by reducing our net interest revenue.
Certain of the provisions in the Basel III final rule, including the requirement to apply the SSFA, became effective beginning on January 1, 2014 under the advanced approach, although certain provisions will be implemented, in whole or in part, in later periods. As such, a significant number of the securities currently held in our investment portfolio that are highly rated by credit agencies are expected to mature or pay down over time, and we would currently anticipate replacing those securities pursuant to our reinvestment program in a manner that would seek to manage our risk appetite, our return objectives and our levels of regulatory capital. As a result of our balance sheet management efforts, all else being equal, we would anticipate being able to significantly offset the impact of application of the SSFA on our total regulatory risk-weighted assets and our regulatory risk-based capital ratios.
In addition, the qualification of trust preferred capital securities as tier 1 capital will be phased out over a two-year period which began on January 1, 2014 and will end on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016. We had trust preferred capital securities of $950 million outstanding as of December 31, 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Under the July 2013 NPR, covered bank holding companies would be required to maintain a supplementary tier 1 leverage ratio of at least 5%, which is 2% above the similar minimum Basel III supplementary tier 1 leverage ratio of 3% described earlier in this section. Failure to exceed the 5% supplementary tier 1 leverage ratio would subject covered bank holding companies to restrictions on capital distributions and discretionary bonus payments. In addition to the leverage buffer for covered bank holding companies, the July 2013 NPR would require insured depository institution subsidiaries of covered bank holding companies, like State Street Bank, to maintain a 6% supplementary tier 1 leverage ratio to be considered “well capitalized.” State Street is one of eight large U.S. banking organizations to which the July 2013 NPR would apply, if finalized as currently proposed. The July 2013 NPR would not apply to all banking organizations with which we compete. If finalized as currently proposed, the new supplementary tier 1 leverage ratio requirements will be effective beginning on January 1, 2018. The July 2013 NPR is a proposed rule, and remains subject to interpretation, regulatory guidance, industry and other comment and issuance in the form of a final rule.
In January 2014, the Basel Committee finalized its revisions to the denominator of the Basel III supplementary tier 1 leverage ratio. The revised denominator differs from the denominator of the supplementary leverage ratio in the July 2013 NPR and the Basel III final rule in several important respects that could adversely affect the calculation of our supplementary tier 1 leverage ratio, including the treatment of derivative contracts, securities financing transactions and certain off-balance sheet exposures. U.S. banking regulators may issue rules to implement these revisions.
Systemically Important Banks
We meet the criteria of a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 29 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between 1% and 2.5%, above the Basel III minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2013, the FSB maintained their designation of us as a category-1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. U.S. banking regulators have not yet issued a proposal to implement the G-SIB capital surcharge.
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
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period. Economic capital usage is one of several measures used by management and our Board to assess the adequacy of our capital levels in relation to State Street's risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our economic capital requirements, which could result in a different amount of capital needed to support our business activities.
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
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $320.08 billion as of December 31, 2013, compared to $302.34 billion as of December 31, 2012. We require the borrower to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $331.73 billion and $312.22 billion as collateral for indemnified securities on loan as of December 31, 2013 and December 31, 2012, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $331.73 billion as of December 31, 2013 and $312.22 billion as of December 31, 2012 referenced above, $85.37 billion as of December 31, 2013 and $80.22 billion as of December 31, 2012 was invested in indemnified repurchase agreements. We or our agents held $91.10 billion and $85.41 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2013 and December 31, 2012, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 11 and 16 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with recurring fair-value measurements, other-than-temporary impairment of investment securities and impairment of goodwill and other intangible assets. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
The following is a brief discussion of the above-mentioned significant accounting estimates. Management of State Street has discussed these significant accounting estimates with the E&A Committee of the Board.
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
As of December 31, 2013, approximately $105.59 billion of our financial assets and approximately $6.36 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $114.94 billion and $5.43 billion, respectively, as of December 31, 2012. The amounts as of December 31, 2013 represented approximately 43% of our consolidated total assets and approximately 3% of our consolidated total liabilities, compared to 52% and 3%, respectively, as of December 31, 2012. The decrease in the relative percentage of consolidated total assets as of December 31, 2013 compared to 2012 mainly reflected a decline in the investment securities portfolio, generally associated with a lower level of purchases in 2013 compared to 2012, and an increase in interest-bearing deposits with banks, the result of the continued elevated level of client deposits. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). As of December 31, 2013, including the effect of netting, we categorized less than 1% of our financial assets carried at fair value in level 1, approximately 92% of our financial assets carried at fair value in level 2, and approximately 7% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2013, on the same basis, we categorized approximately 1% of our financial liabilities carried at fair value in level 1, approximately 98% of our financial liabilities carried at fair value in level 2, and approximately 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
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
The substantial majority of our financial assets categorized in level 3 were composed of asset-backed and mortgage-backed securities available for sale. Level-3 assets also included foreign exchange derivative contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2013 compared to December 31, 2012 increased approximately 7%, primarily the result of new purchases of asset-backed and non-U.S. debt securities.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial condition in 2013, 2012 or 2011.
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
Impairment of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, while other intangible assets are amortized over their estimated useful lives. Substantially all of the goodwill and other intangible assets recorded in our consolidated statement of condition have resulted from business acquisitions by our Investment Servicing line of business, with the remainder associated with our Investment Management line of business.
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
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2013, 2012 or 2011. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2013 totaled approximately $6.04 billion and $2.36 billion, respectively, compared to $5.98 billion and $2.54 billion, respectively, as of December 31, 2012.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Risk Management - Market Risk” in Management’s Discussion and Analysis, included under Item 7 of this Form 10-K, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided under Item 5, and in “Financial Condition - Capital” in Management’s Discussion and Analysis included under Item 7, of this Form 10-K.

Report of Independent Registered Public Accounting Firm
THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
STATE STREET CORPORATION

We have audited the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 21, 2014

STATE STREET CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Income

Years Ended December 31,	2013	2012	2011
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$4,819	$4,414	$4,382
Management fees	1,106	993	917
Trading services	1,061	1,010	1,220
Securities finance	359	405	378
Processing fees and other	245	266	297
Total fee revenue	7,590	7,088	7,194
Net interest revenue:
Interest revenue	2,714	3,014	2,946
Interest expense	411	476	613
Net interest revenue	2,303	2,538	2,333
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	14	55	140
Losses from other-than-temporary impairment	(21)	(53)	(123)
Losses reclassified (from) to other comprehensive income	(2)	21	50
Gains (losses) related to investment securities, net	(9)	23	67
Total revenue	9,884	9,649	9,594
Provision for loan losses	6	(3)	—
Expenses:
Compensation and employee benefits	3,800	3,837	3,820
Information systems and communications	935	844	776
Transaction processing services	733	702	732
Occupancy	467	470	455
Claims resolution	—	(362)	—
Acquisition and restructuring costs	104	225	269
Professional services	392	381	347
Amortization of other intangible assets	214	198	200
Other	547	591	459
Total expenses	7,192	6,886	7,058
Income before income tax expense	2,686	2,766	2,536
Income tax expense	550	705	616
Net income	$2,136	$2,061	$1,920
Net income available to common shareholders	$2,102	$2,019	$1,882
Earnings per common share:
Basic	$4.71	$4.25	$3.82
Diluted	$4.62	$4.20	$3.79
Average common shares outstanding (in thousands):
Basic	446,245	474,458	492,598
Diluted	455,155	481,129	496,072
Cash dividends declared per common share	$1.04	$.96	$.72

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Comprehensive Income

Years Ended December 31,	2013	2012	2011
(In millions)
Net income	$2,136	$2,061	$1,920
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $(20), $45 and $68, respectively	95	134	(216)
Change in net unrealized losses on available-for-sale securities, net of reclassification adjustment and net of related taxes of $(521), $469 and $242, respectively	(826)	798	328
Change in net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $56, $17 and $(49), respectively	86	27	(75)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $11, $13 and $15, respectively	18	21	25
Change in net unrealized losses on cash flow hedges, net of related taxes of $62, $52 and $3, respectively	92	74	6
Change in net unrealized losses on retirement plans, net of related taxes of $71, $(36) and $(15), respectively	80	(35)	(38)
Other comprehensive income (loss)	(455)	1,019	30
Total comprehensive income	$1,681	$3,080	$1,950
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Condition

As of December 31,	2013	2012
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$3,220	$2,590
Interest-bearing deposits with banks	64,257	50,763
Securities purchased under resale agreements	6,230	5,016
Trading account assets	843	637
Investment securities available for sale	99,174	109,682
Investment securities held to maturity (fair value of $17,560 and $11,661)	17,740	11,379
Loans and leases (less allowance for losses of $28 and $22)	13,458	12,285
Premises and equipment (net of accumulated depreciation of $4,417 and $4,037)	1,860	1,728
Accrued interest and fees receivable	2,123	1,970
Goodwill	6,036	5,977
Other intangible assets	2,360	2,539
Other assets	25,990	18,016
Total assets	$243,291	$222,582
Liabilities:
Deposits:
Noninterest-bearing	$65,614	$44,445
Interest-bearing—U.S.	13,392	19,201
Interest-bearing—non-U.S.	103,262	100,535
Total deposits	182,268	164,181
Securities sold under repurchase agreements	7,953	8,006
Federal funds purchased	19	399
Other short-term borrowings	3,780	4,502
Accrued expenses and other liabilities	19,194	17,196
Long-term debt	9,699	7,429
Total liabilities	222,913	201,713
Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	489
Common stock, $1 par, 750,000,000 shares authorized:
503,882,841 and 503,900,268 shares issued	504	504
Surplus	9,776	9,667
Retained earnings	13,395	11,751
Accumulated other comprehensive income (loss)	(95)	360
Treasury stock, at cost (69,754,255 and 45,238,208 shares)	(3,693)	(1,902)
Total shareholders’ equity	20,378	20,869
Total liabilities and shareholders’ equity	$243,291	$222,582

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2010	$—	502,064	$502	$9,356	$8,634	$(689)	420	$(16)	$17,787
Net income					1,920				1,920
Other comprehensive income						30			30
Preferred stock issued	500								500
Cash dividends declared:
Common stock - $.72 per share					(358)				(358)
Preferred stock					(20)				(20)
Common stock acquired							16,313	(675)	(675)
Common stock awards and options exercised, including related taxes of $(14)		1,902	2	223			(177)	10	235
Other				(22)			(14)	1	(21)
Balance as of December 31, 2011	500	503,966	504	9,557	10,176	(659)	16,542	(680)	19,398
Net income					2,061				2,061
Other comprehensive income						1,019			1,019
Redemption of preferred stock	(500)								(500)
Preferred stock issued	488								488
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock - $.96 per share					(456)				(456)
Preferred stock					(29)				(29)
Common stock acquired							33,408	(1,440)	(1,440)
Common stock awards and options exercised, including related taxes of $(6)		(66)		110			(4,693)	217	327
Other							(19)	1	1
Balance at December 31, 2012	489	503,900	504	9,667	11,751	360	45,238	(1,902)	20,869
Net income					2,136				2,136
Other comprehensive loss						(455)			(455)
Accretion of issuance costs	2				(2)				—
Cash dividends declared:
Common stock - $1.04 per share					(463)				(463)
Preferred stock					(26)				(26)
Common stock acquired							31,237	(2,040)	(2,040)
Common stock awards and options exercised, including income tax benefit of $51		(17)		113			(6,709)	249	362
Other				(4)	(1)		(12)		(5)
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

Years Ended December 31,	2013	2012	2011
(In millions)
Operating Activities:
Net income	$2,136	$2,061	$1,920
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax expense	112	225	218
Amortization of other intangible assets	214	198	200
Other non-cash adjustments for depreciation, amortization and accretion, net	461	291	218
Losses (gains) related to investment securities, net	9	(23)	(67)
Change in trading account assets, net	(206)	70	(183)
Change in accrued interest and fees receivable, net	(153)	(148)	(89)
Change in collateral deposits, net	(4,046)	(1,443)	817
Change in unrealized (gains) losses on foreign exchange derivatives, net	(128)	982	(622)
Change in other assets, net	(819)	(360)	1,269
Change in trading liabilities, net	—	—	(441)
Change in accrued expenses and other liabilities, net	113	(250)	(147)
Other, net	333	324	281
Net cash (used in) provided by operating activities	(1,974)	1,927	3,374
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(13,494)	8,123	(36,652)
Net (increase) decrease in securities purchased under resale agreements	(1,214)	2,029	(4,117)
Proceeds from sales of available-for-sale securities	10,261	5,399	16,272
Proceeds from maturities of available-for-sale securities	37,529	44,375	44,810
Purchases of available-for-sale securities	(39,097)	(60,812)	(78,748)
Proceeds from maturities of held-to-maturity securities	2,080	3,176	3,653
Purchases of held-to-maturity securities	(8,415)	(3,577)	(457)
Net (increase) decrease in loans	(1,214)	(2,303)	1,638
Business acquisitions, net of cash acquired	—	(511)	(214)
Purchases of equity investments and other long-term assets	(272)	(251)	(69)
Divestitures	18	—	—
Purchases of premises and equipment	(388)	(355)	(298)
Other, net	121	116	287
Net cash used in investing activities	(14,085)	(4,591)	(53,895)
Financing Activities:
Net (decrease) increase in time deposits	(14,507)	7,627	(124)
Net increase (decrease) in all other deposits	32,594	(733)	59,066
Net decrease in short-term borrowings	(1,155)	(1,587)	(8,555)
Proceeds from issuance of long-term debt, net of issuance costs	2,485	998	1,986
Payments for long-term debt and obligations under capital leases	(134)	(1,781)	(2,486)
Proceeds from issuance of preferred stock	—	488	500
Proceeds from exercises of common stock options	121	53	49
Purchases of common stock	(2,040)	(1,440)	(675)
Repurchases of common stock for employee tax withholding	(189)	(101)	(63)
Payments for cash dividends	(486)	(463)	(295)
Net cash provided by financing activities	16,689	3,061	49,403
Net increase (decrease)	630	397	(1,118)
Cash and due from banks at beginning of period	2,590	2,193	3,311
Cash and due from banks at end of period	$3,220	$2,590	$2,193

Supplemental disclosure:
Interest paid	$416	$516	$611
Income taxes (refunded) paid, net	406	(186)	305
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
We have two lines of business:
Investment Servicing provides services for mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
Investment Management, through State Street Global Advisors, or SSgA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for recurring fair-value measurements; other-than-temporary impairment of investment securities; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets.
Basis of Presentation:
Our consolidated financial statements include the accounts of the parent company and its majority- and wholly-owned subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current-year presentation.
We consolidate subsidiaries in which we exercise control. Investments in unconsolidated subsidiaries, recorded in other assets, generally are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee. For investments accounted for under the equity method, our share of income or loss is recorded in processing fees and other revenue in our consolidated statement of income. Investments not meeting the criteria for equity-method treatment are accounted for under the cost method of accounting.
Fair-Value Measurements:
We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative financial instruments. In addition, we measure certain assets, such as goodwill, investment securities held to maturity and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.
We categorize our financial assets and liabilities into the following fair value hierarchy:
Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level-1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level-2 financial instruments include various types of fixed-income investment securities and foreign exchange and interest-rate derivative instruments. Pricing models are utilized to measure fair value for certain financial assets and liabilities categorized in level 2.
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
Foreign Currency Translation:
The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in accumulated other comprehensive income, or AOCI, a component of shareholders’ equity.
Cash and Cash Equivalents:
For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined as cash and due from banks.
Interest-Bearing Deposits with Banks:
Interest-bearing deposits with banks generally consist of highly liquid, short-term investments maintained at the Federal Reserve Bank and other non-U.S. central banks with original maturities at the time of purchase of one month or less.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements:
Securities purchased under resale agreements and sold under repurchase agreements are treated as collateralized financing transactions, and are recorded in our consolidated statement of condition at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession or control of securities underlying resale agreements either directly or through agent banks, allowing borrowers the right of collateral substitution and/or short-notice termination. We revalue these securities daily to determine if additional collateral is necessary from the borrower to protect us against credit exposure. We can use these securities as collateral for repurchase agreements. For securities sold under repurchase agreements collateralized by our investment securities portfolio, the dollar value of the securities remains in investment securities in our consolidated statement of condition. Where a master netting agreement exists or both parties are members of a common clearing organization, resale and repurchase agreements with the same counterparty or clearing house and maturity date are recorded on a net basis.
Investment Securities:
Investment securities held by us are classified as either trading account assets, investment securities available for sale or investment securities held to maturity at the time of purchase, based on management’s intent.
Generally, trading account assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available for sale are those securities that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset-and-liability management activities that may be sold in response to

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in interest rates, prepayment risk, liquidity needs or other factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.
Trading account assets are carried at fair value. Both realized and unrealized gains and losses on trading account assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as available for sale are carried at fair value, and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of available-for-sale securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.
We review the fair values of debt securities, and evaluate individual available-for-sale and held-to-maturity securities for impairment that may be deemed to be other than temporary, at least quarterly. For impaired securities that we plan to sell, or when it is more likely than not that we will be forced to sell the security, the impairment is deemed to be other than temporary and the security is written down to its fair value. Otherwise, we determine whether or not we expect to recover the entire amortized cost basis of the security, primarily by comparing the present value of expected future principal, interest and other contractual cash flows to the security’s amortized cost. Our evaluation of impairment of mortgage- and asset-backed securities incorporates detailed information with respect to underlying loan-level performance. Accordingly, the range of estimates pertaining to each collateral type reflects the unique characteristics of the underlying loans, such as payment options and collateral geography, among other factors.
When we conclude that other-than-temporary impairment exists and we have no intention to sell, or will not be forced to sell, the security, the impairment is separated into the amount associated with expected credit losses and the amount related to factors other than credit. The amount associated with expected credit losses is recognized in our consolidated statement of income in gains (losses) related to investment securities, net, and the amortized cost basis of the security is written down by this amount. The portion of impairment related to all other factors is recognized in other comprehensive income.
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
Loans and Leases:
Loans are generally recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans are initially recorded at fair value on the date of acquisition, based on management’s expectation with respect to future principal and interest collection as of the date of acquisition. Acquired loans are held for investment, and as such their initial fair value is not adjusted subsequent to acquisition.
Loans acquired with evidence of deterioration in credit quality subsequent to origination, and for which our inability to collect all contractually required payments is probable on the date of acquisition, are recorded at fair value. The excess of expected future cash flows from these loans over their initial recorded investment, which

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represents the initial allowance, is accreted into interest revenue on a level-yield basis over the remaining term of the loans. The carrying amount of acquired loans is assessed on an ongoing basis using a discounted cash-flow model, which incorporates management expectations of prepayments. Subsequent decreases in expected cash flows result in an addition to the initial allowance to allow the loan to maintain its level yield. Increases in expected cash flows are recognized, first, as a reduction of any remaining allowance, and then are recognized prospectively over the remaining term of the loan through a recalculation of the loan’s level yield.
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
Leveraged-lease investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned income. Lease residual values are reviewed regularly for other-than-temporary impairment, with valuation adjustments recorded currently against processing fees and other revenue. Unearned income is recognized to yield a level rate of return on the net investment in the leases. Gains and losses on residual values of leased equipment sold are recorded in processing fees and other revenue.
Allowance for Loan Losses:
The allowance for loan losses, recorded as a reduction of loans and leases in our consolidated statement of condition, represents management’s estimate of incurred credit losses in our loan-and-lease portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of the allowance for both the institutional and commercial real estate segments of our loan-and-lease portfolio include loss experience, the probability of default reflected in our internal risk rating of the counterparty's creditworthiness, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors. Provisions for loan losses reflect our estimate of the amount necessary to maintain the allowance at a level considered by us to be appropriate to absorb estimated incurred credit losses in the loan-and-lease portfolio.
Loans are charged off to the allowance for loan losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan or a portion of a loan is determined to be uncollectible. In addition, any impaired loan that is determined to be collateral-dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan is identified as collateral-dependent when management determines that it is probable that the underlying collateral will be the sole source of repayment. Recoveries are recorded on a cash basis as adjustments to the allowance.
The reserve for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represents management’s estimate of probable credit losses in outstanding letters and lines of credit and other credit-enhancement facilities provided to our clients and outstanding as of the balance sheet date. The reserve is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of this reserve are similar to those considered with respect to the allowance for loan losses. Provisions to maintain the reserve at a level considered by us to be appropriate to absorb estimated incurred credit losses in outstanding facilities are recorded in other expenses in our consolidated statement of income.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premises and Equipment:
Buildings, leasehold improvements, computer hardware and software and other equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization, recorded in occupancy expense and information systems and communications expense in our consolidated statement of income, are computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, generally three to forty years. Maintenance and repairs are charged to expense as incurred, while major leasehold improvements are capitalized and expensed over their estimated useful lives or the remaining terms of the lease, whichever is shorter.
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
Goodwill and Other Intangible Assets:
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets, which are also subject to annual evaluation for impairment, are mainly related to client relationships, which are amortized on a straight-line basis over periods ranging from five to twenty years, and core deposit intangible assets, which are amortized over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.
Impairment of goodwill is deemed to exist if the carrying value of a reporting unit, including its allocation of goodwill and other intangible assets, exceeds its estimated fair value. Impairment of other intangible assets is deemed to exist if the balance of the other intangible asset exceeds the cumulative expected net cash inflows related to the asset over its remaining estimated useful life. If these reviews determine that goodwill or other intangible assets are impaired, the value of the goodwill or the other intangible asset is written down through a charge to other expenses in our consolidated statement of income.
Fee and Net Interest Revenue:
Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded in our consolidated statement of income based on estimates or specific contractual terms as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the client is fixed or determinable and collectability is reasonably assured. Amounts accrued at period-end are recorded in accrued interest and fees receivable in our consolidated statement of condition. Performance fees generated by our investment management activities are recorded when earned, based on predetermined benchmarks associated with the applicable fund’s performance.
Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities are recorded in our consolidated statement of income as components of net interest revenue, and are generally based on the effective yield of the related financial asset or liability.
Employee Benefits Expense:
Employee benefits expense, recorded in our consolidated statement of income, includes costs of certain pension and other post-retirement benefit plans related to prior and current service, which are accrued on a current basis, as well as contributions associated with defined contribution savings plans, costs of unrestricted cash and common stock awards under other employee incentive compensation plans, and the amortization of restricted common stock awards.
Equity-Based Compensation:
We record compensation expense for equity-based awards. Accordingly, we measure compensation expense at fair value on a straight-line basis over the service or performance period, net of estimated forfeitures.
The fair values of equity-based awards, such as restricted stock, deferred stock and performance awards, are based on the closing price of our common stock on the date of grant, adjusted if appropriate based on the award’s

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

eligibility to receive dividends. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes valuation model.
Compensation expense related to equity-based awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. Compensation expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution. Compensation expense for common stock and cash awards granted to employees meeting early retirement eligibility criteria is fully expensed and accrued on the grant date.
Income Taxes:
We use an asset-and-liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and deferred tax liabilities for the future tax consequences resulting from temporary differences between the amounts reported in our consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on our consolidated financial statements are recognized when we believe it is more likely than not that the position will be sustained. A deferred-tax-asset valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
Earnings Per Share:
Basic earnings per share, or EPS, is calculated pursuant to the “two-class” method, by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the total of weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of common stock options and other equity-based awards. The effect of common stock options and other equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.
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
Variable Interest Entities:
We are involved in the normal course of our business with various types of special purpose entities, some of which meet the definition of variable interest entities, or VIEs, as defined by GAAP. We are required by GAAP to consolidate a VIE when we are deemed to be the primary beneficiary. This determination is evaluated periodically as facts and circumstances change.
We also invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities.
We use special purpose entities to structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. These trusts are recorded in our consolidated financial statements. We transfer assets to these trusts, which are legally isolated from us, from our investment securities portfolio at adjusted book value. The trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. The investment securities of the trusts are carried in investment securities available for sale at their fair value on a recurring basis. The certificated interests are carried in other short-term borrowings at the amount owed to the third-party investors. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as components of net interest revenue when earned or incurred.
We manage various types of sponsored investment funds through SSgA. The services we provide to these sponsored investment funds generate management fee revenue. From time to time, we may invest cash in the funds, referred to as seed capital, in order for the funds to establish a performance history for newly-launched strategies. With respect to our interests in sponsored investment funds that meet the definition of a VIE, a primary beneficiary assessment is performed to determine if our variable interest (or combination of variable interests, including those of related parties) absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. As part of our assessment, we consider all the facts and circumstances regarding the terms and characteristics of the variable interest(s), the design and characteristics of the fund and the other involvements of the enterprise with the fund. Upon consolidation of certain sponsored investment funds, we retain the specialized investment company accounting rules followed by the underlying funds.
All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in trading services revenue in our consolidated statement of income. When we no longer control these funds due to a reduced ownership interest or other reasons, the funds are de-consolidated and accounted for under another accounting method if we continue to maintain an investment in the fund.
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
We record derivatives in our consolidated statement of condition at their fair value on a recurring basis. On the date a derivative contract is entered into, we designate the derivative as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair-value” hedge); (2) a hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash-flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a non-U.S. operation; or (5) a derivative utilized in either our trading activities or in our asset-and-liability management activities that is not designated as a hedge of an asset or liability.
Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair-value hedge, are recorded currently in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash-flow hedge, are recorded, net of taxes, in other comprehensive income, until earnings are affected by the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Ineffectiveness of cash-flow hedges, defined as the extent to which the changes in fair value of the derivative exceed the variability of cash flows of the forecast transaction, is recorded in processing fees and other revenue.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, on a gross basis, except where such gains and losses arise from contracts covered by qualifying master netting agreements.
Recent Accounting Developments:
In January 2014, the FASB issued an amendment to GAAP that allows an investor in an affordable housing project, if the project meets certain conditions, to amortize the cost of their investment in proportion to the tax credits and other tax benefits they receive, and reflect it as part of income tax expense rather than revenue from operations. The amendment is effective, for State Street, for interim and annual periods beginning after December 15, 2014, and must be applied retrospectively. Early adoption is permitted. Our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.
In July 2013, the FASB issued an amendment to GAAP that requires a liability associated with an unrecognized tax benefit, or a portion of that unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2014, and is required to be applied on a prospective basis. Our adoption of the amendment will not have a material effect on our consolidated financial statements.
In June 2013, the FASB issued an amendment to GAAP that prescribes certain criteria for an entity to qualify as an investment company.  The amendment does not significantly change which entities qualify to use specialized accounting for investment companies, but introduces new disclosure requirements that apply to all investment companies, and revises the criteria used to measure certain interests in investment companies.  We are not an investment company, but we are affiliated with investment companies in our role as an asset manager, and we provide accounting and reporting services to investment companies in our role as an asset servicer.  The amendment is effective, for State Street, for interim and annual periods beginning on January 1, 2014.  Our adoption of the amendment will not have a material effect on our consolidated financial statements.
In March 2013, the FASB issued an amendment to GAAP that specifies that cumulative foreign currency translation recorded in other comprehensive income should be reclassified to earnings when an entity ceases to have a controlling financial interest in a subsidiary, or group of assets within a consolidated non-U.S. entity, and the sale or transfer results in the complete or substantially complete liquidation of the non-U.S. entity. The amendment is effective, for State Street, for interim and annual periods beginning after December 31, 2013, and must be applied prospectively. Our adoption of the amendment will not have a material effect on our consolidated financial statements.
Note 2.    Acquisitions
In October 2012, we completed our acquisition of Goldman Sachs Administration Services, or GSAS, for a total purchase price of approximately $550 million, subject to certain adjustments. We acquired GSAS, a global hedge-fund service provider with approximately $200 billion of single manager hedge-fund assets under administration in locations worldwide, to expand our hedge-fund servicing and administration capabilities and our overall presence in non-U.S. markets. In connection with the acquisition, we recorded goodwill of approximately $290 million, approximately half of which we do not expect to be tax deductible, and other intangible assets of approximately $257 million, in our consolidated statement of condition. We did not record the hedge-fund assets in our consolidated financial statements. Results of operations of the acquired GSAS business are included in our consolidated financial statements beginning on the acquisition date.
Note 3.    Fair Value
Fair-Value Measurements:
We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is most significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three valuation levels are described below.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2013, 2012 or 2011.
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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of December 31, 2013, on a gross basis, we categorized in level 3 approximately 7% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was not significant. We generally determine the fair value of our level-3 financial assets and liabilities using pricing information obtained from third-party sources, typically non-binding broker and dealer quotes, and, to a lesser extent, using internally-developed pricing models. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 98% and 2%, respectively, of the total fair value of the investment securities categorized in level 3 as of December 31, 2013.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, separate from the business units that carry the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee, composed of senior management from separate business units, Enterprise Risk Management and Corporate Finance, oversees adherence to State Street's valuation policies.
The valuation group performs validation of the pricing information obtained from third-party sources in order to evaluate reasonableness and consistency with market experience in similar asset classes. Monthly analyses include a review of price changes relative to overall trends, credit analysis and other relevant procedures (discussed below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unexpected pricing movements. These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained separately from the third-party pricing source. The recalculated prices are compared to market-research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, the adjustment is presented to the Valuation Committee for review and consideration.
Validation is also performed on fair-value measurements determined using internally-developed pricing models. The pricing models are subject to validation through our Model Assessment Committee, a corporate risk oversight committee that provides technical support and input to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price-valuation adjustments, are developed by the business units and separately reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2013 or 2012.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20				$20
Non-U.S. government securities	399				399
Other	67	$357			424
Total trading account assets	486	357			843
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—	709			709
Mortgage-backed securities	—	22,847	$716		23,563
Asset-backed securities:
Student loans	—	14,119	423		14,542
Credit cards	—	8,186	24		8,210
Sub-prime	—	1,203	—		1,203
Other	—	532	4,532		5,064
Total asset-backed securities	—	24,040	4,979		29,019
Non-U.S. debt securities:
Mortgage-backed securities	—	10,654	375		11,029
Asset-backed securities	—	4,592	798		5,390
Government securities	—	3,761	—		3,761
Other	—	4,263	464		4,727
Total non-U.S. debt securities	—	23,270	1,637		24,907
State and political subdivisions	—	10,220	43		10,263
Collateralized mortgage obligations	—	5,107	162		5,269
Other U.S. debt securities	—	4,972	8		4,980
U.S. equity securities	—	34	—		34
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	422	—		422
Non-U.S. money-market mutual funds	—	7	—		7
Total investment securities available for sale	—	91,629	7,545		99,174
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,892	19	$(6,442)	5,469
Interest-rate contracts	—	65	—	(59)	6
Other	—	1	—	—	1
Total derivative instruments	—	11,958	19	(6,501)	5,476
Other	97	—	—	—	97
Total assets carried at fair value	$583	$103,944	$7,564	$(6,501)	$105,590
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts		$11,454	$17	$(5,458)	$6,013
Interest-rate contracts		331	—	(94)	237
Other		—	9	—	9
Total derivative instruments		11,785	26	(5,552)	6,259
Other	$97	—	—	—	97
Total liabilities carried at fair value	$97	$11,785	$26	$(5,552)	$6,356

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.93 billion and $979 million, respectively, for cash collateral received from and provided to derivative counterparties.

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to our level-3 financial assets and liabilities during the years ended December 31, 2013 and 2012, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During the years ended December 31, 2013 and 2012, transfers out of level 3 were mainly related to certain asset-backed securities and non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$825			$92			$(109)		$(92)	$716
Asset-backed securities:
Student loans	588	$2	$12	79		$(26)	(31)		(201)	423
Credit cards	67	—	—	—		—	(43)		—	24
Other	3,994	53	9	1,721		(34)	(1,188)		(23)	4,532
Total asset-backed securities	4,649	55	21	1,800		(60)	(1,262)		(224)	4,979
Non-U.S. debt securities:
Mortgage-backed securities	555	—	(1)	33		—	(4)		(208)	375
Asset-backed securities	524	5	3	531		—	(142)	$160	(283)	798
Other	140	—	1	397		—	20	—	(94)	464
Total non-U.S. debt securities	1,219	5	3	961		—	(126)	160	(585)	1,637
State and political subdivisions	48	1	(2)	—		—	(4)	—	—	43
Collateralized mortgage obligations	117	1	(5)	218		—	(39)	14	(144)	162
Other U.S. debt securities	9	—	(1)	—		—	—	—	—	8
Total investment securities available for sale	6,867	62	16	3,071		(60)	(1,540)	174	(1,045)	7,545
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	113	103	—	20		—	(217)	—	—	19	$(2)
Total derivative instruments	113	103	—	20		—	(217)		—	19	(2)
Total assets carried at fair value	$6,980	$165	$16	$3,091	—	$(60)	$(1,757)	$174	$(1,045)	$7,564	$(2)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106	$40			$18		$(147)			$17	$(1)
Other	9	—			—		—			9	—
Total derivative instruments	115	40			18		(147)			26	(1)
Total liabilities carried at fair value	$115	$40	—	—	$18	—	$(147)	—	—	$26	$(1)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2012
	Fair Value as of December 31, 2011	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2012	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2012
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$1,189		$2				$(115)	$50	$(301)	$825
Asset-backed securities:
Student loans	860	$2	15	$100			(48)	—	(341)	588
Credit cards	91	6	(6)	239		$(62)	(86)	21	(136)	67
Other	2,798	41	69	1,920		(12)	(788)	12	(46)	3,994
Total asset-backed securities	3,749	49	78	2,259		(74)	(922)	33	(523)	4,649
Non-U.S. debt securities:
Mortgage-backed securities	1,457	—	5	799		—	9	—	(1,715)	555
Asset-backed securities	1,768	2	8	1,317		—	(78)	—	(2,493)	524
Other	71	—	(2)	539		—	1	—	(469)	140
Total non-U.S. debt securities	3,296	2	11	2,655		—	(68)	—	(4,677)	1,219
State and political subdivisions	50	—	(1)	—			(1)	—	—	48
Collateralized mortgage obligations	227	369	3	283		(45)	(451)	45	(314)	117
Other U.S. debt securities	2	—	—	—		—	(2)	9	—	9
Total investment securities available for sale	8,513	420	93	5,197		(119)	(1,559)	137	(5,815)	6,867
Other assets:
Derivative instruments:
Foreign exchange contracts	168	(85)	—	137		—	(107)	—	—	113	$(24)
Interest-rate contracts	10	(10)	—	—		—	—	—	—	—	—
Total derivative instruments	178	(95)	—	137		—	(107)	—	—	113	(24)
Total assets carried at fair value	$8,691	$325	$93	$5,334	—	$(119)	$(1,666)	$137	$(5,815)	$6,980	$(24)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2012
	Fair Value as of December 31, 2011	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2012	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2012
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$161	$(93)			$133		$(95)			$106	$(27)
Interest-rate contracts	11	(11)			—		—			—	—
Other	9	—			—		—			9	—
Total derivative instruments	181	(104)			133		(95)			115	(27)
Other	20	—			—		(20)			—
Total liabilities carried at fair value	$201	$(104)	—	—	$133	—	$(115)	—	—	$115	$(27)
The following table presents total realized and unrealized gains and losses for the years indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Years Ended December 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue			Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31,
(In millions)	2013	2012	2011	2013	2012	2011
Fee revenue:
Trading services	$63	$9	$(13)	$(1)	$3	$(9)
Total fee revenue	63	9	(13)	(1)	3	(9)
Net interest revenue	62	420	561	—	—	—
Total revenue	$125	$429	$548	$(1)	$3	$(9)

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2013	As of December 31, 2012	Valuation Technique	Significant Unobservable Input	As of December 31, 2013	As of December 31, 2012
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$13	$12	Discounted cash flows	Credit spread	3.5%	6.7%
Asset-backed securities, credit cards	24	67	Discounted cash flows	Credit spread	2.0	7.1
Asset-backed securities, other	92	103	Discounted cash flows	Credit spread	1.5	1.5
State and political subdivisions	43	48	Discounted cash flows	Credit spread	1.7	1.9
Derivative instruments, foreign exchange contracts	19	113	Option model	Volatility	11.4	9.8
Total	$191	$343
Liabilities:
Derivative instruments, foreign exchange contracts	$17	$106	Option model	Volatility	11.2	9.8
Derivative instruments, other(1)	9	9	Discounted cash flows	Participant redemptions	7.5	6.7
Total	$26	$115

(1) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 11.
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

December 31, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$716	$716
Asset-backed securities, student loans	13	410	423
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	92	4,440	4,532
Non-U.S. debt securities, mortgage-backed securities	—	375	375
Non-U.S. debt securities, asset-backed securities	—	798	798
Non-U.S. debt securities, other	—	464	464
State and political subdivisions	43	—	43
Collateralized mortgage obligations	—	162	162
Other U.S.debt securities	—	8	8
Derivative instruments, foreign exchange contracts	19	—	19
Total	$191	$7,373	$7,564
Liabilities:
Derivative instruments, foreign exchange contracts	$17	—	$17
Derivative instruments, other	9	—	9
Total	$26	—	$26

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$825	$825
Asset-backed securities, student loans	12	576	588
Asset-backed securities, credit cards	67	—	67
Asset-backed securities, other	103	3,891	3,994
Non-U.S. debt securities, mortgage-backed securities	—	555	555
Non-U.S. debt securities, asset-backed securities	—	524	524
Non-U.S. debt securities, other	—	140	140
State and political subdivisions	48	—	48
Collateralized mortgage obligations	—	117	117
Other U.S.debt securities	—	9	9
Derivative instruments, foreign exchange contracts	113	—	113
Total	$343	$6,637	$6,980
Liabilities:
Derivative instruments, foreign exchange contracts	$106	—	$106
Derivative instruments, other	9	—	9
Total	$115	—	$115

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.
Internally-developed pricing models used to measure the fair value of our level-3 financial assets and liabilities incorporate discounted cash flow and option modeling techniques. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.
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
For recurring level-3 fair-value measurements for which significant unobservable inputs are readily available to State Street as of December 31, 2013, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

•
The significant unobservable input used in the measurement of the fair value of our asset-backed securities and municipal securities (state and political subdivisions) is the credit spread. Significant increases (decreases) in the credit spread would result in measurements of significantly lower (higher) fair value.

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Financial Instruments:
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition, as defined by GAAP, are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair-value estimates is not required by GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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

The generally short duration of certain of our assets and liabilities results in a significant number of financial instruments for which fair value equals or closely approximates the amount recorded in our consolidated statement of condition. These financial instruments are reported in the following captions in our consolidated statement of condition: cash and due from banks; interest-bearing deposits with banks; securities purchased under resale agreements; accrued interest and fees receivable; deposits; securities sold under repurchase agreements; federal funds purchased; and other short-term borrowings.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Fair-Value Hierarchy
December 31, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,220	$3,220	$3,220	$—	$—
Interest-bearing deposits with banks	64,257	64,257	—	64,257	—
Securities purchased under resale agreements	6,230	6,230	—	6,230	—
Investment securities held to maturity	17,740	17,560	—	17,560	—
Net loans (excluding leases)	12,363	12,355	—	11,908	447
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,614	$65,614	$—	$65,614	$—
Interest-bearing - U.S.	13,392	13,392	—	13,392	—
Interest-bearing - non-U.S.	103,262	103,262	—	103,262	—
Securities sold under repurchase agreements	7,953	7,953	—	7,953	—
Federal funds purchased	19	19	—	19	—
Other short-term borrowings	3,780	3,780	—	3,780	—
Long-term debt	9,699	10,023	—	9,056	967

			Fair-Value Hierarchy
December 31, 2012	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$2,590	$2,590	$2,590	$—	$—
Interest-bearing deposits with banks	50,763	50,763	—	50,763	—
Securities purchased under resale agreements	5,016	5,016	—	5,016	—
Investment securities held to maturity	11,379	11,661	—	11,661	—
Net loans (excluding leases)	11,121	11,166	—	10,316	850
Financial Liabilities:
Deposits:
Noninterest-bearing	$44,445	$44,445	$—	$44,445	$—
Interest-bearing - U.S.	19,201	19,201	—	19,201	—
Interest-bearing - non-U.S.	100,535	100,535	—	100,535	—
Securities sold under repurchase agreements	8,006	8,006	—	8,006	—
Federal funds purchased	399	399	—	399	—
Other short-term borrowings	4,502	4,502	—	4,502	—
Long-term debt	7,429	7,780	—	6,871	909

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Investment Securities
The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of December 31:

	2013				2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$702	$9	$2	$709	$823	$19	$1	$841
Mortgage-backed securities	23,744	211	392	23,563	31,640	598	26	32,212
Asset-backed securities:
Student loans(1)	14,718	92	268	14,542	16,829	100	508	16,421
Credit cards	8,230	21	41	8,210	9,928	61	3	9,986
Sub-prime	1,291	3	91	1,203	1,557	4	162	1,399
Other	4,949	138	23	5,064	4,583	155	61	4,677
Total asset-backed securities	29,188	254	423	29,019	32,897	320	734	32,483
Non-U.S. debt securities:
Mortgage-backed securities	10,808	230	9	11,029	11,119	313	27	11,405
Asset-backed securities	5,369	23	2	5,390	6,180	42	4	6,218
Government securities	3,759	2	—	3,761	3,197	2	—	3,199
Other	4,679	59	11	4,727	4,221	86	1	4,306
Total non-U.S. debt securities	24,615	314	22	24,907	24,717	443	32	25,128
State and political subdivisions	10,301	160	198	10,263	7,384	234	67	7,551
Collateralized mortgage obligations	5,275	70	76	5,269	4,818	151	15	4,954
Other U.S. debt securities	4,876	138	34	4,980	5,072	233	7	5,298
U.S. equity securities	28	6	—	34	28	3	—	31
Non-U.S. equity securities	1	—	—	1	1	—	—	1
U.S. money-market mutual funds	422	—	—	422	1,062	—	—	1,062
Non-U.S. money-market mutual funds	7	—	—	7	121	—	—	121
Total	$99,159	$1,162	$1,147	$99,174	$108,563	$2,001	$882	$109,682
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,041	$—	$448	$4,593	$5,000	$—	$8	$4,992
Mortgage-backed securities	91	6	—	97	153	11	—	164
Asset-backed securities:
Student loans(1)	1,627	—	10	1,617	—	—	—	—
Credit cards	762	1	—	763	—	—	—	—
Other	782	1	2	781	16	—	—	16
Total asset-backed securities	3,171	2	12	3,161	16	—	—	16
Non-U.S. debt securities:
Mortgage-backed securities	4,211	150	48	4,313	3,122	85	68	3,139
Asset-backed securities	2,202	19	—	2,221	434	16	1	449
Government securities	2	—	—	2	3	—	—	3
Other	192	—	—	192	167	—	2	165
Total non-U.S. debt securities	6,607	169	48	6,728	3,726	101	71	3,756
State and political subdivisions	24	1	—	25	74	2	—	76
Collateralized mortgage obligations	2,806	176	26	2,956	2,410	259	12	2,657
Total	$17,740	$354	$534	$17,560	$11,379	$373	$91	$11,661

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate investment securities carried at $46.99 billion and $46.66 billion as of December 31, 2013 and December 31, 2012, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$182	$1	$113	$1	$295	$2
Mortgage-backed securities	10,562	316	2,389	76	12,951	392
Asset-backed securities:
Student loans	1,930	16	7,252	252	9,182	268
Credit cards	3,714	30	161	11	3,875	41
Sub-prime	—	—	1,150	91	1,150	91
Other	1,896	12	439	11	2,335	23
Total asset-backed securities	7,540	58	9,002	365	16,542	423
Non-U.S. debt securities:
Mortgage-backed securities	868	2	258	7	1,126	9
Asset-backed securities	551	1	16	1	567	2
Other	1,655	9	150	2	1,805	11
Total non-U.S. debt securities	3,074	12	424	10	3,498	22
State and political subdivisions	3,242	113	1,268	85	4,510	198
Collateralized mortgage obligations	1,581	55	510	21	2,091	76
Other U.S. debt securities	1,039	25	58	9	1,097	34
Total	$27,220	$580	$13,764	$567	$40,984	$1,147
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,571	$448	$—	$—	$4,571	$448
Asset-backed securities:
Student loans	1,352	10	—	—	1,352	10
Other	297	1	29	1	326	2
Total asset-backed securities	1,649	11	29	1	1,678	12
Non-U.S. mortgage-backed securities	834	3	878	45	1,712	48
Collateralized mortgage obligations	759	18	161	8	920	26
Total	$7,813	$480	$1,068	$54	$8,881	$534

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$132	$1	$132	$1
Mortgage-backed securities	3,486	18	865	8	4,351	26
Asset-backed securities:
Student loans	625	6	10,241	502	10,866	508
Credit cards	888	3	—	—	888	3
Sub-prime	—	—	1,346	162	1,346	162
Other	639	13	989	48	1,628	61
Total asset-backed securities	2,152	22	12,576	712	14,728	734
Non-U.S. debt securities:
Mortgage-backed securities	670	3	453	24	1,123	27
Asset-backed securities	973	1	53	3	1,026	4
Other	509	1	—	—	509	1
Total non-U.S. debt securities	2,152	5	506	27	2,658	32
State and political subdivisions	685	9	1,152	58	1,837	67
Collateralized mortgage obligations	347	1	621	14	968	15
Other U.S. debt securities	302	1	33	6	335	7
Total	$9,124	$56	$15,885	$826	$25,009	$882
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$3,792	$8	$—	$—	$3,792	$8
Non-U.S. debt securities:
Mortgage-backed securities	56	1	956	67	1,012	68
Asset-backed securities	—	—	73	1	73	1
Other	—	—	156	2	156	2
Total non-U.S. debt securities	56	1	1,185	70	1,241	71
Collateralized mortgage obligations	120	1	153	11	273	12
Total	$3,968	$10	$1,338	$81	$5,306	$91

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of debt investment securities as of December 31, 2013:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1	$36	$46	$626
Mortgage-backed securities	272	2,267	5,331	15,693
Asset-backed securities:
Student loans	927	6,400	4,546	2,669
Credit cards	2,629	3,366	2,215	—
Sub-prime	33	20	2	1,148
Other	304	1,603	1,438	1,719
Total asset-backed securities	3,893	11,389	8,201	5,536
Non-U.S. debt securities:
Mortgage-backed securities	883	5,791	150	4,205
Asset-backed securities	432	4,235	592	131
Government securities	2,727	1,034	—	—
Other	1,201	2,871	655	—
Total non-U.S. debt securities	5,243	13,931	1,397	4,336
State and political subdivisions	690	3,152	3,884	2,537
Collateralized mortgage obligations	421	1,633	1,240	1,975
Other U.S. debt securities	299	3,919	729	33
Total	$10,819	$36,327	$20,828	$30,736
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$41
Mortgage-backed securities	—	22	18	51
Asset-backed securities
Student loans	18	152	221	1,236
Credit cards	—	278	484	—
Other	—	493	284	5
Total asset-backed securities	18	923	989	1,241
Non-U.S. debt securities:
Mortgage-backed securities	—	1,141	179	2,891
Asset-backed securities	140	1,828	234	—
Government securities	2	—	—	—
Other	165	25	—	2
Total non-U.S. debt securities	307	2,994	413	2,893
State and political subdivisions	15	9	—	—
Collateralized mortgage obligations	187	1,065	495	1,059
Total	$527	$5,013	$6,915	$5,285
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents gross realized gains and gross realized losses from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the years ended December 31:

(In millions)	2013	2012	2011
Gross realized gains from sales of available-for-sale securities	$104	$101	$152
Gross realized losses from sales of available-for-sale securities(1)	(90)	(46)	(12)
Gross losses from other-than-temporary impairment	(21)	(53)	(123)
Losses reclassified (from) to other comprehensive income	(2)	21	50
Net impairment losses recognized in consolidated statement of income	(23)	(32)	(73)
Gains (losses) related to investment securities, net	$(9)	$23	$67
Impairment associated with expected credit losses	$(11)	$(16)	$(42)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	(6)	—	(8)
Impairment associated with adverse changes in timing of expected future cash flows	(6)	(16)	(23)
Net impairment losses recognized in consolidated statement of income	$(23)	$(32)	$(73)

(1) Amount for the year ended December 31, 2012 represented a pre-tax loss from the sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million.
The following table presents activity with respect to net impairment losses for the years ended December 31:

(In millions)	2013	2012	2011
Beginning balance	$124	$113	$63
Plus losses for which other-than-temporary impairment was not previously recognized	14	4	10
Plus losses for which other-than-temporary impairment was previously recognized	9	28	63
Less previously recognized losses related to securities sold or matured	(25)	(21)	(13)
Less losses related to securities intended or required to be sold	—	—	(10)
Ending balance	$122	$124	$113
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
The following describes our process for the identification and assessment of other-than-temporary impairment in security types with the most significant gross unrealized losses as of December 31, 2013.
U.S. Agency Residential Mortgage-Backed Securities
Our portfolio of U.S. agency residential mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in the years ended December 31, 2013 or 2012. The unrealized losses on these securities as of December 31, 2013 were primarily attributable to fluctuations in interest rates in 2013.
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
We recorded no other-than-temporary impairment on these securities in the years ended December 31, 2013 or 2012. The gross unrealized losses in our FFELP loan-backed securities portfolio as of December 31, 2013 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.9 years as of December 31, 2013.
Our total exposure to private student loan-backed securities was less than $900 million as of December 31, 2013. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded no other-than-temporary impairment on these securities in the years ended December 31, 2013 or 2012.

Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German securities collateralized by automobile loans. Our assessment of impairment with respect to these securities considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.
In the year ended December 31, 2013, we recorded other-than-temporary impairment of $12 million on certain of our non-U.S. mortgage-backed securities in our consolidated statement of income, of which $6 million was associated with management's intent to sell an impaired security prior to its recovery in value, and $6 million resulted from adverse changes in the timing of expected future cash flows from certain securities.
In the year ended December 31, 2012, we recorded other-than-temporary impairment of $22 million, substantially related to non-U.S. mortgage-backed securities, of which $6 million was associated with expected credit losses, and $16 million resulted from adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal with respect to mortgage- and asset-backed securities totaled approximately $574 million as of December 31, 2013, composed of $271 million in Spain, $105 million in Italy, $120 million in Ireland and $78 million in Portugal. We had no direct sovereign debt exposure to any of these countries as of that date. As of December 31, 2013, these mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $69 million, composed of gross unrealized gains of $84 million and gross unrealized losses of $15 million.
Our assessment of other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 12% and 19% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions and Other U.S. Debt Securities
Our municipal securities portfolio primarily includes securities issued by U.S. states and their municipalities. A portion of this portfolio is held in connection with our tax-exempt investment program, more fully described in note 12. Our portfolio of other U.S. debt securities is primarily composed of securities issued by U.S. corporations.  The gross unrealized losses in each portfolio as of December 31, 2013 were primarily attributable to fluctuations in interest rates in 2013.
Our assessment of other-than-temporary impairment of these portfolios considers, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting impairment deemed to be other than temporary is recorded in our consolidated statement of income.  We recorded no other-than-temporary impairment on these securities in the years ended December 31, 2013 or 2012.
U.S. Non-Agency Residential Mortgage-Backed Securities
For U.S. non-agency residential mortgage-backed securities, we assess other-than-temporary impairment using cash-flow models, tailored for each security, that estimate the future cash flows from the underlying

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. non-agency residential mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
We recorded no other-than-temporary impairment on these securities in the year ended December 31, 2013. We recorded other-than-temporary impairment of $10 million on these securities in our consolidated statement of income in the year ended December 31, 2012, all associated with expected credit losses.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded $11 million of other-than-temporary impairment on these securities in our consolidated statement of income in the year ended December 31, 2013, all associated with expected credit losses. We recorded no other-than-temporary impairment on these securities in the year ended December 31, 2012.
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
In the aggregate, we recorded other-than-temporary impairment of $23 million and $32 million in the years ended December 31, 2013 and 2012, respectively, as summarized below:
Year ended December 31, 2013:

•	$11 million (U.S. non-agency commercial mortgage-backed securities) was associated with expected credit losses;

•	$6 million (non-U.S. mortgage-backed securities) resulted from management's intent to sell an impaired security prior to its recovery in value; and

•	$6 million (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from certain of the securities.
Year ended December 31, 2012:

•	$16 million ($10 million on U.S. non-agency residential mortgage-backed securities and $6 million on non-U.S. mortgage-backed securities) was associated with expected credit losses; and

•	$16 million (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from certain of the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the year ended December 31, 2013, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gross pre-tax unrealized losses of $1.68 billion as of December 31, 2013, related to 2,555 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of December 31:

(In millions)	2013	2012
Institutional:
Investment funds:
U.S.	$8,695	$8,376
Non-U.S.	1,718	829
Commercial and financial:
U.S.	1,372	613
Non-U.S.	154	520
Purchased receivables:
U.S.	217	276
Non-U.S.	26	118
Lease financing:
U.S.	339	380
Non-U.S.	756	784
Total institutional	13,277	11,896
Commercial real estate:
U.S.	209	411
Total loans and leases	13,486	12,307
Allowance for loan losses	(28)	(22)
Loans and leases, net of allowance for loan losses	$13,458	$12,285

The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2013	2012
Net rental income receivable	$1,404	$1,519
Estimated residual values	110	110
Unearned income	(419)	(465)
Investment in leveraged lease financing	1,095	1,164
Less related deferred income tax liabilities	(359)	(370)
Net investment in leveraged lease financing	$736	$794
We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within these two segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
The institutional segment is composed of the following classes: investment funds, commercial and financial, purchased receivables and lease financing. The investment funds class includes lending to mutual and other collective investment funds and short-duration advances to these clients in order to provide liquidity in support of their transaction flows associated with securities settlement activities. The commercial-and-financial class includes lending to corporate borrowers, including broker/dealers, as well as purchased loans composed of senior secured bank loans. These senior secured bank loans, which are more fully described below, resulted from our participation in loan syndications in the non-investment-grade lending market beginning in 2013. The purchased receivables class represents undivided interests in securitized pools of underlying third-party receivables added in connection with the commercial paper conduit consolidation in 2009. The lease financing class includes our investment in leveraged lease financing.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate short-duration advances to our clients included in the institutional segment were $2.45 billion and $3.30 billion as of December 31, 2013 and December 31, 2012, respectively.
The commercial-and-financial class in the institutional segment presented in the table above included approximately $724 million of senior secured bank loans as of December 31, 2013. We had no investment in senior secured bank loans as of December 31, 2012. These commercial-and-financial loans are included in the “speculative” category as of December 31, 2013 in the credit-quality-indicator table presented below.
Senior secured bank loans present more significant exposure to potential credit losses. However, we seek to mitigate such exposure, in part through the limitation of our investment to larger, more liquid credits underwritten by major global financial institutions, the application of our internal credit analysis process to each potential investment, and diversification by counterparty and industry segment. As of December 31, 2013, our allowance for loan losses included approximately $6 million related to these commercial-and-financial loans.
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
The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
December 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$10,282	$740	$243	$1,068	$—	$29	$12,362
Speculative(2)	131	770	—	27	180	—	1,108
Special mention(3)	—	16	—	—	—	—	16
Total	$10,413	$1,526	$243	$1,095	$180	$29	$13,486

	Institutional				Commercial Real Estate
December 31, 2012	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$8,937	$1,041	$394	$1,137	$—	$29	$11,538
Speculative(2)	268	92	—	27	377	5	769
Total	$9,205	$1,133	$394	$1,164	$377	$34	$12,307

(1) Investment-grade loans and leases consist of counterparties with strong credit quality and low expected credit risk and probability of default. Ratings apply to counterparties with a strong capacity to support the timely repayment of any financial commitment.
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
Loans and leases are categorized in the rating categories presented in the table above that align with our internal risk-rating framework. Management considers the ratings to be current as of December 31, 2013. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually.
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of December 31:

	2013			2012
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$26	$180	$206	$11	$411	$422
Collectively evaluated for impairment(1)	13,251	29	13,280	11,885	—	11,885
Total	$13,277	$209	$13,486	$11,896	$411	$12,307

(1) As of December 31, 2013 and 2012, all of the allowance for loan losses of $28 million and $22 million, respectively, related to institutional loans collectively evaluated for impairment.
The following tables present information related to our recorded investment in impaired loans and leases as of and for the years ended December 31:

	2013			2012
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$197	$224	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	21	—	—	64	—
Total CRE	$130	$198	$—	$197	$322	$—

(1) As of December 31, 2013 and 2012, all of the allowance for loan losses of $28 million and $22 million, respectively, related to loans that were not impaired.

	Average Recorded Investment		Interest Revenue Recognized
Years Ended December 31,	2013	2012	2013	2012
(In millions)
With no related allowance recorded:
CRE—property development	$148	$198	$19	$16
CRE—other—acquired credit-impaired	—	13	—	—
Total CRE	$148	$211	$19	$16
As of December 31, 2013 and December 31, 2012, we held an aggregate of approximately $130 million and $197 million, respectively, of CRE loans, presented in the foregoing impaired loans and leases table, which were modified in troubled debt restructurings. We recognized no impairment loss as a result of restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. In the years ended December 31, 2013 and 2012, no loans were modified in troubled debt restructurings.
As of December 31, 2013 and 2012, no institutional loans or leases and no CRE loans were 90 days or more contractually past due.
We generally place loans on non-accrual status once principal or interest payments are 60 days contractually past due, or earlier if management determines that full collection is not probable. Loans 60 days past due, but considered both well-secured and in the process of collection, may be excluded from non-accrual status. For loans placed on non-accrual status, revenue recognition is discontinued. As of December 31, 2013 and 2012, none of the aforementioned CRE loans was on non-accrual status.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
	2013			2012	2011
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$22	$—	$22	$22	$100
Charge-offs	—	—	—	—	(78)
Provisions	6	—	6	(3)	—
Recoveries	—	—	—	3	—
Ending balance	$28	$—	$28	$22	$22
The provision recorded in 2013, which was related to the institutional loans segment, resulted from our exposure to non-investment-grade borrowers composed of senior secured bank loans, more fully described above, which were purchased in connection with our participation in loan syndications in the non-investment-grade lending market beginning in 2013.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.
Note 6.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the years ended December 31:

	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$5,941	$36	$5,977	$5,610	$35	$5,645
Acquisitions(1)	—	—	—	290	—	290
Divestitures and other reductions	(10)	—	(10)	—	—	—
Foreign currency translation, net	68	1	69	41	1	42
Ending balance	$5,999	$37	$6,036	$5,941	$36	$5,977

(1) Amount for 2012 represented the acquisition of GSAS; refer to note 2.
The following table presents changes in the net carrying amount of other intangible assets during the years ended December 31:

	2013			2012
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Beginning balance	$2,492	$47	$2,539	$2,408	$51	$2,459
Acquisitions(1)	—	—	—	257	—	257
Divestitures	(5)	—	(5)	—	—	—
Amortization	(205)	(9)	(214)	(193)	(5)	(198)
Foreign currency translation, net	39	1	40	20	1	21
Ending balance	$2,321	$39	$2,360	$2,492	$47	$2,539

(1) Amount for 2012 represented the acquisition of GSAS; refer to note 2.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of December 31:

	2013			2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,706	$(975)	$1,731	$2,653	$(755)	$1,898
Core deposits	717	(191)	526	706	(192)	514
Other	234	(131)	103	244	(117)	127
Total	$3,657	$(1,297)	$2,360	$3,603	$(1,064)	$2,539
Amortization expense related to other intangible assets was $214 million, $198 million and $200 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expected future amortization expense for other intangible assets recorded as of December 31, 2013 is $218 million for 2014, $213 million for 2015, $208 million for 2016, $201 million for 2017 and $174 million for 2018.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Other Assets
The following table presents the components of other assets as of December 31:

(In millions)	2013	2012
Collateral deposits, net	$13,706	$7,649
Unrealized gains on derivative financial instruments, net	5,476	4,556
Bank-owned life insurance(1)	2,343	2,000
Investments in joint ventures and other unconsolidated entities	1,644	1,405
Accounts receivable	950	511
Income taxes receivable	337	252
Prepaid expenses	286	267
Deferred tax assets, net of valuation allowance(2)	263	353
Receivable for securities settlement	195	33
Deposits with clearing organizations	177	174
Other(3)	613	816
Total	$25,990	$18,016

(1)
Represented the cash surrender values of a bankruptcy-remote, separate-account policy, and a general-account policy, both composed of aggregate life insurance coverage purchased by State Street Bank on certain of its employees, where State Street Bank is the sole beneficiary. The separate account mainly included cash and highly-rated investment securities carried at fair value.

(2)	Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction. Gross deferred tax assets and liabilities are presented in note 23.

(3)	Included other real estate owned of approximately $59 million and $65 million as of December 31, 2013 and December 31, 2012, respectively.

Note 8.	Deposits
As of December 31, 2013, we had $2.02 billion of time deposits outstanding, all of which were non-U.S. and all of which are scheduled to mature in 2014. As of December 31, 2012, we had $16.53 billion of time deposits outstanding, of which $2.82 billion were non-U.S. As of December 31, 2013 and December 31, 2012, substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more.

Note 9.	Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in note 12, and commercial paper issued in connection with our corporate program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance. Collectively, short-term borrowings had weighted-average interest rates of 0.48% and 0.55% for the years ended December 31, 2013 and 2012, respectively.
The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Balance as of December 31	$7,953	$8,006	$8,572	$19	$399	$656
Maximum outstanding as of any month-end	11,538	9,306	9,853	570	1,145	8,259
Average outstanding during the year	8,436	7,697	9,040	297	784	845
Weighted-average interest rate as of year-end	.003%	.06%	.04%	.13%	.13%	.05%
Weighted-average interest rate for the year	.01	.01	.11	.02	.09	.05

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Balance as of December 31	$1,948	$2,148	$2,294	$1,819	$2,318	$2,384
Maximum outstanding as of any month-end	2,135	2,274	2,473	2,535	2,503	2,825
Average outstanding during the year	2,030	2,214	2,404	1,632	2,382	2,449
Weighted-average interest rate as of year-end	.09%	.17%	.18%	.14%	.22%	.22%
Weighted-average interest rate for the year	.13	.21	.26	.18	.23	.23

The following table presents the components of securities sold under repurchase agreements by underlying collateral as of December 31, 2013:

(In millions)
Collateralized by securities purchased under resale agreements	$1,454
Collateralized by investment securities	6,499
Total	$7,953
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $6.68 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2013. The following table presents information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2013. The table excludes repurchase agreements collateralized by securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$7,097	$6,677	$6,499.004%
We have entered into an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of this organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were each reduced by $28.25 billion for 2013 and by $21.29 billion for 2012.
State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $753 million as of December 31, 2013, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2013, there was no balance outstanding on this line of credit.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Long-Term Debt

As of December 31,	2013	2012
(In millions)
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
2.875% notes due 2016	1,010	1,014
3.70% notes due in 2023(1)	974	—
3.10% subordinated notes due 2023(1)	918	—
Long-term capital leases	788	706
4.375% notes due 2021	727	780
4.956% junior subordinated debentures due 2018	537	550
4.30% notes due 2014	502	507
1.35% notes due 2018(1)	487	—
5.375% notes due 2017	450	450
Floating-rate notes due 2014	250	250
7.35% notes due 2026	150	150
State Street Bank issuances:
Floating-rate extendible notes due 2016	900	1,000
5.25% subordinated notes due 2018	442	453
5.30% subordinated notes due 2016	409	414
Floating-rate subordinated notes due 2015	200	200
Total long-term debt	$9,699	$7,429

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2013, we recorded a decrease of $35 million in the carrying value of long-term debt associated with these fair value hedges. As of December 31, 2012, we recorded an increase of $174 million in the carrying value of long-term debt associated with fair value hedges. Refer to note 16 for additional information about fair value hedges.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.
As of December 31, 2013, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2013, $4.1 billion was available for issuance pursuant to this authority. As of December 31, 2013, State Street Bank had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of December 31, 2013, $500 million was available for issuance pursuant to this authority.
Statutory Business Trusts:
As of December 31, 2013, we had 2 statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2013 had collectively issued $955 million of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, in conformity with GAAP, we do not record the trusts in our consolidated financial statements.
Payments made by the trusts to holders of the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital under current federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in note 15.
Interest paid by the parent company on the debentures is recorded in interest expense. Distributions to holders of the capital securities by the trusts are payable from interest payments received on the debentures and are due quarterly by State Street Capital Trusts I and IV, subject to deferral for up to five years under certain conditions. The capital securities are subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time. Such optional redemption is subject to federal regulatory approval.
Parent Company and Non-Banking Subsidiary Issuances:
Interest on the 2.875% senior notes and the 4.375% senior notes is payable semi-annually in arrears on March 7 and September 7 of each year.
As of December 31, 2013 and 2012, long-term capital leases included $363 million and $387 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage; $267 million and $269 million, respectively, related to an office building in the U.K.; and $158 million and $50 million, respectively, related to obligations associated with construction of a new building and other premises and equipment. Refer to note 20 for additional information.
In November 2013, we issued $1.0 billion of 3.70% senior notes due November 20, 2023. Interest on the senior notes is payable semi-annually in arrears on May 20 and November 20 of each year, beginning on May 20, 2014.
In May 2013, we issued $1.50 billion of senior and subordinated debt, composed of $500 million of 1.35% senior notes due May 15, 2018 and $1.0 billion of 3.10% subordinated notes due May 15, 2023. Interest on both the 1.35% senior notes and the 3.10% subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 3.10% subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
Interest on the 4.956% junior subordinated debentures is payable semi-annually in arrears on March 15 and September 15 of each year. The debentures mature on March 15, 2018, and we do not have the right to redeem the debentures prior to maturity other than upon the occurrence of specified events. Such redemption is subject to federal regulatory approval. The junior subordinated debentures qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
The 4.30% senior notes mature on May 30, 2014, with interest payable semi-annually in arrears on May 30 and November 30 of each year. We cannot redeem the notes prior to maturity. We completed the issuance primarily in connection with our intention to redeem the U.S. Treasury's preferred equity investment received in October 2008 under the TARP Capital Purchase Program.
The 5.375% senior notes mature on April 30, 2017, with interest payable semi-annually in arrears on April 30 and October 30 of each year.
The floating-rate notes mature on March 7, 2014, with interest payable quarterly in arrears on March 7, June 7, September 7, and December 7 of each year.
The 7.35% senior notes mature on June 15, 2026, with interest payable semi-annually in arrears on June 15 and December 15 of each year. We may not redeem the notes prior to their maturity.
State Street Bank Issuances:
Each of the extendible notes, issued in 2012, had an initial maturity date of January 13, 2014; on the 18th day of each month, holders are entitled to extend the maturity date of their notes for successive one-month periods in accordance with defined procedures. Pursuant to these procedures, the maturity of these notes has been extended to March 18, 2014. In no event may the maturity of any note be extended beyond January 15, 2016, the final maturity date. Beginning on January 15, 2015, State Street Bank may redeem some or all of the notes at 100% of the principal amount of the notes to be redeemed, plus accrued interest to the redemption date. State Street Bank is required to pay interest on the notes on March 18, June 18, September 18 and December 18 of each year, at a rate for each interest period equal to three-month LIBOR plus the applicable margin for that interest period.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to the 5.25% subordinated bank notes due 2018, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the notes on April 15 and October 15 of each year, and the notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines. With respect to the 5.30% subordinated notes due 2016 and the floating-rate subordinated notes due 2015, State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% subordinated notes on January 15 and July 15 of each year, and quarterly interest payments on the outstanding principal balance of the floating-rate notes on March 8, June 8, September 8 and December 8 of each year. Each of the subordinated notes qualifies for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
Note 11.    Commitments, Guarantees and Contingencies
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $21.30 billion and $17.86 billion as of December 31, 2013 and 2012, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 75% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Guarantees:
Off-balance sheet guarantees are composed of indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The potential losses associated with these guarantees equal the gross contractual amounts, and do not consider the value of any collateral. The following table presents the aggregate gross contractual amounts of our off-balance sheet guarantees as of December 31, 2013 and 2012. Amounts presented do not reflect participations to independent third parties.

(In millions)	2013	2012
Indemnified securities financing	$320,078	$302,341
Stable value protection	24,906	33,512
Asset purchase agreements	4,685	5,063
Standby letters of credit	4,612	4,552
Indemnified Securities Financing
On behalf of our clients, we lend their securities, as agent, to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to maintain collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. Securities on loan and the collateral are revalued daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of December 31:

(In millions)	2013	2012
Aggregate fair value of indemnified securities financing	$320,078	$302,341
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	331,732	312,223
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	85,374	80,224
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	91,097	85,411
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2013 and December 31, 2012, we had approximately $11.29 billion and $6.83 billion, respectively, of collateral provided and approximately $6.62 billion and $4.99 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
These contingencies are individually accounted for as derivative financial instruments. The notional amounts of the stable value contracts are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in note 16. As of December 31, 2013, we have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
Contingencies:
Legal and Regulatory Matters
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation and regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition.  However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. We consider a loss probable and establish an accrual when we make or intend to make an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and the reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

court decisions or rulings, a loss or range of loss might not be reasonably estimated until the later stages of the proceeding.
As of December 31, 2013, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $119 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
SSgA
We have previously reported on two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. In January 2014, we filed a motion to approve a $10 million class settlement of the collective trust fund litigation. A final fairness hearing has been scheduled for May 2014. The common trust fund class action remains pending. We have accrued $15 million in connection with these matters, including the proposed class settlement.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $120 million, an amount that plaintiffs have stated was the difference between the amortized cost and market value of the assets that State Street proposed to distribute to the plans in-kind on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. We have accrued $10 million in connection with this matter.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We offer indirect foreign exchange services such as those we offer to the California state pension plans to a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty.
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
We have not established an accrual with respect to any of the pending legal proceedings related to our indirect foreign exchange services. We cannot provide any assurance as to the outcome of the pending proceedings, or whether other proceedings might be commenced against us by clients or government authorities. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange services.
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading services for the years ended December 31:

(In millions)	2013	2012	2011	2010	2009	2008
Revenue from indirect foreign exchange trading	$285	$248	$331	$336	$369	$462
We believe that the amount of our revenue from such services has been of a similar or lesser order of magnitude for many years prior to 2008. Our revenue calculations related to indirect foreign exchange trading services reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for indirect trades and indicative interbank market rates on the date trades settle.
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints allege various violations of the federal securities laws, common law and ERISA in connection with our public disclosures concerning our investment securities portfolio, our asset-backed commercial paper conduit program, and our foreign exchange trading business. A fourth complaint, a purported shareholder derivative action on behalf of State Street, was dismissed in September 2013. We have accrued $12.5 million in connection with these matters.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. We agreed to and have paid a fine of £22.9 million, or approximately $37.8 million, which we had fully accrued as of December 31, 2013. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of December 31, 2013, in addition to the above-described settlement, we had remaining accruals of approximately $13 million for other costs associated with the reimbursement of the affected clients and indemnification costs.
Investment Servicing
State Street is named as a defendant in a series of related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collectively, allege various claims in connection with certain assets managed by TAG and custodied with State Street. In 2013, we entered into settlements with certain of the TAG account holders. As of December 31, 2013, we had accrued $4.6 million with respect to claims that have not been settled.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Additional information with respect to our provisions for income taxes and tax benefits, including unrecognized tax benefits, is provided in note 23.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of December 31, 2013 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2013 and December 31, 2012, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.33 billion and $2.68 billion, respectively, and other short-term borrowings (refer to note 9) of $1.95 billion and $2.15 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.5 years as of December 31, 2013, compared to approximately 6.9 years as of December 31, 2012.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.99 billion and $684 million, respectively, as of December 31, 2013, none of which was utilized at period-end. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
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
On December 31, 2013, we invested in a newly-launched sponsored investment fund. Given the extent of our exposure to the variability of the net assets of the fund, we were deemed to be the fund’s primary beneficiary, and as a result have included the fund in our consolidated financial statements. As of December 31, 2013, the fund’s assets consisted solely of $50 million in cash. In 2014, the cash will be invested in various securities and investment vehicles as the fund executes its investment strategy. As of December 31, 2012, we were not deemed to be the primary beneficiary of any sponsored investment funds, and as a result did not include the funds in our consolidated financial statements as of that date.
As of December 31, 2013, our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $50 million and represented the value of our economic ownership interest in the fund. In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
Our conclusion to consolidate a sponsored investment fund may vary from period to period, most commonly as a result of fluctuation in our ownership interest as a result of changes in the number of fund shares held by either us or by third parties. Given that the funds follow specialized investment company accounting rules which prescribe fair value, a de-consolidation generally would not result in gains or losses for us.
The net assets of any consolidated fund are solely available to settle the liabilities of the fund and to settle any investors’ ownership redemption requests, including any seed capital invested in the fund by State Street. We are not contractually required to provide financial or any other support to any of our sponsored investment funds. In addition, neither creditors nor equity investors in the sponsored investment funds have any recourse to State Street’s general credit.
As of December 31, 2013 and December 31, 2012, we managed certain sponsored investment funds, considered to be VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $18 million and $28 million as of December 31, 2013 and December 31, 2012, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 13.    Shareholders’ Equity
Preferred Stock:
In 2013, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street's non-cumulative perpetual preferred stock, Series C) of $5,250 per share, or approximately $1.31 per depositary share, totaling approximately $26 million. In 2012, dividends declared on our perpetual preferred stock, Series C, totaled approximately $8 million. In 2012, we declared dividends on our non-cumulative perpetual preferred stock, Series A, totaling approximately $21 million. We redeemed our Series A perpetual preferred stock in 2012.
Dividends on shares of our Series C preferred stock are not mandatory and are not cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at an annual rate of 5.25%. If we issue additional shares of our Series C preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on our Series C preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including federal regulatory capital guidelines.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock:
In March 2013, our Board of Directors approved a program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In connection with this and a prior Board-approved program, we undertook the following activities in 2013:

•
From April 1, 2013 through December 31, 2013, we purchased approximately 24.7 million shares of our common stock under this program at an average per-share and aggregate cost of $68.05 and $1.68 billion, respectively. As of December 31, 2013, approximately $420 million remained available for purchases of our common stock under the March 2013 program.

•
From January 1, 2013 through March 31, 2013, we purchased approximately 6.5 million shares of our common stock at an average cost of $54.95 per share and an aggregate cost of approximately $360 million, under a previous Board-approved program which ended on March 31, 2013.

•
In 2013, in the aggregate under both programs, we purchased approximately 31.2 million shares of our common stock at an average per-share cost of $65.30 and an aggregate cost of approximately $2.04 billion.

Shares acquired in connection with our common stock purchase programs which remained unissued as of December 31, 2013 were recorded as treasury stock in our consolidated statement of condition as of December 31, 2013.
In 2013, we declared aggregate common stock dividends of $1.04 per share, totaling approximately $463 million, compared to aggregate common stock dividends of $0.96 per share, totaling approximately $456 million, declared in 2012.
Our common shares may be acquired for certain deferred compensation plans, held by an external trustee, that are not part of our common stock purchase program. As of December 31, 2013 and 2012, approximately 375,000 shares and 387,000 shares, respectively, had been purchased and were held in trust, and were recorded as treasury stock in our consolidated statement of condition as of those dates.
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of December 31:

(In millions)	2013	2012	2011
Net unrealized gains (losses) on cash flow hedges	$161	$69	$(5)
Net unrealized gains (losses) on available-for-sale securities portfolio	(56)	815	110
Net unrealized losses related to reclassified available-for-sale securities	(72)	(110)	(189)
Net unrealized gains (losses) on available-for-sale securities	(128)	705	(79)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(97)	(183)	(210)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	4	(3)	(17)
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(47)	(65)	(86)
Net unrealized losses on retirement plans	(203)	(283)	(248)
Foreign currency translation	229	134	—
Total	$(95)	$360	$(659)
In the year ended December 31, 2013, we realized net gains of $14 million, or $9 million net of related taxes as presented in the table above, from sales of available-for-sale securities. Unrealized pre-tax gains of $25 million were included in AOCI as of December 31, 2012, net of deferred taxes of $10 million, related to these sales. In the year ended December 31, 2012, we realized net gains of $55 million from sales of available-for-sale securities. Unrealized pre-tax gains of $67 million were included in AOCI as of December 31, 2011, net of deferred taxes of $27 million, related to these sales. In the year ended December 31, 2011, we realized net gains of $140 million from sales of available-for-sale securities. Unrealized pre-tax gains of $76 million were included in other comprehensive income as of December 31, 2010, net of deferred taxes of $30 million, related to these sales.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in AOCI by component, net of related taxes, for the year ended December 31:

	Year Ended December 31, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	89	(735)	—	15	60	96	(475)
Amounts reclassified out of AOCI	3	(5)	—	3	20	(1)	20
Other comprehensive income (loss)	92	(740)	—	18	80	95	(455)
Ending balance	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)

The following table presents reclassifications out of AOCI for the year ended December 31, 2013:

	Amount Reclassified out of AOCI	Affected Line Item in Consolidated Statement of Income
(In millions)
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $2	$3	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($5)	(9)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related tax benefit of $2	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $3	3	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related tax benefit of $13	20	Compensation and employee benefits expense
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of ($1)	(1)	Processing fees and other revenue
Total reclassifications out of AOCI	$20
Note 14.    Equity-Based Compensation
In May 2012, our shareholders amended the 2006 Equity Incentive Plan to increase the number of shares of our common stock that may be delivered in satisfaction of stock and stock-based awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance awards, from 37 million shares to 52.5 million shares. In addition, up to 8 million shares from our 1997 Equity Incentive Plan were approved for issuance under the 2006 Plan. This included shares that were available for issuance when the plan expired on December 18, 2006, and any shares that subsequently become available due to cancellations and forfeitures. A total of 60.5 million shares is available for issuance under the 2006 Plan.
As of December 31, 2013, a cumulative total of 52.4 million shares had been awarded under the 2006 Plan, compared with cumulative totals of 45.3 million shares and 32.8 million shares as of December 31, 2012 and 2011,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The 2006 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under options awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for awards. As of December 31, 2013, 14 million shares had been awarded under the 2006 Plan but not delivered, and have become available for reissue.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 and 2006 plans generally vest over four years and expire no later than ten years from the date of grant. For restricted stock awards granted under the plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. No restricted stock awards have been granted since 2010.
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
In December 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers.” These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation, such as deferred stock awards, if it is determined that a material risk-taker made risk-based decisions that exposed State Street to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $355 million, $353 million and $261 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such expense for 2013 and 2012 excluded $3 million and $26 million, respectively, associated with acceleration of expense in connection with the staff reductions discussed in note 21. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year. The aggregate income tax benefit recorded in our consolidated statement of income related to compensation expense recorded as a component of compensation and employee benefits expense was $140 million, $139 million and $103 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents information about the 2006 Plan and 1997 Plan as of December 31, 2013, and related activity during the years indicated:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Total Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding as of December 31, 2011	7,709	$53.37
Exercised	(1,459)	38.09
Forfeited or expired	(612)	51.03
Outstanding as of December 31, 2012	5,638	57.58
Exercised	(2,725)	45.93
Forfeited or expired	(249)	68.80
Outstanding as of December 31, 2013	2,664	$68.45	2.3	$20
Exercisable as of December 31, 2013	2,664	$68.45	2.3	$20
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $42 million, $8 million and $6 million, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to stock options and stock appreciation rights.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to other common stock awards during the years indicated:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding as of December 31, 2011	4,165	$43.25
Vested	(1,497)	42.87
Forfeited	(66)	44.64
Outstanding as of December 31, 2012	2,602	43.44
Vested	(1,339)	42.47
Forfeited	(18)	43.98
Outstanding as of December 31, 2013	1,245	$44.47
The total fair value of restricted stock awards vested was $57 million, $64 million, and $66 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to restricted stock, net of estimated forfeitures, was $8 million, which is expected to be recognized over a weighted-average period of six months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2011	8,953	$42.34
Granted	11,405	38.48
Vested	(5,123)	43.46
Forfeited	(421)	39.27
Outstanding as of December 31, 2012	14,814	39.08
Granted	6,906	54.16
Vested	(6,332)	40.97
Forfeited	(294)	44.48
Outstanding as of December 31, 2013	15,094	$45.07
The weighted-average grant date fair value of deferred stock awards granted in 2011 was $41.92 per share. The total fair value of deferred stock awards vested was $259 million, $223 million and $107 million for the years ended December 31, 2013, December 31, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $400 million, which is expected to be recognized over a weighted-average period of 2.4 years.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2011	2,629	$42.52
Granted	764	37.78
Forfeited	(200)	42.59
Paid out	(646)	44.07
Outstanding as of December 31, 2012	2,547	40.70
Granted	494	53.60
Forfeited	(4)	41.62
Paid out	(813)	41.62
Outstanding as of December 31, 2013	2,224	$43.24

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of performance awards granted in 2011 was $42.28 per share. The total fair value of performance awards paid out was $34 million, $28 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of our common stock to meet issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including regulatory reviews, our regulatory capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and the number of shares of common stock we will purchase or when we will purchase them cannot be assured.

Note 15.	Regulatory Matters
Regulatory Capital:
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation with respect to capital adequacy require State Street and State Street Bank to maintain minimum risk-based capital and leverage ratios as set forth in the following table. The risk-based capital ratios are tier 1 capital and total capital, each divided by adjusted total risk-weighted assets and market risk equivalent assets, and the tier 1 leverage ratio is tier 1 capital divided by adjusted quarterly average assets. As of December 31, 2013 and 2012, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject.
As of December 31, 2013, State Street Bank was categorized as “well capitalized” under the regulatory capital adequacy framework. To be categorized as “well capitalized,” State Street Bank must meet or exceed the minimum ratios for “well capitalized,” as set forth in the following table, and meet certain other requirements. As of December 31, 2013 and 2012, State Street Bank exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2013 that have changed the capital categorization of State Street Bank.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents regulatory capital ratios and related components as of December 31:

	Regulatory Guidelines(1)		State Street		State Street Bank
(Dollars in millions)	Minimum	Well Capitalized	2013	2012	2013	2012
Risk-based ratios:
Tier 1 capital	4%	6%	17.3%	19.1%	16.4%	17.3%
Total capital	8	10	19.7	20.6	19.0	19.1
Tier 1 leverage ratio	4	5	6.9	7.1	6.4	6.3
Total shareholders’ equity			$20,378	$20,869	$19,755	$19,681
Trust preferred capital securities			950	950	—	—
Net unrealized (gains) losses on available-for-sale securities and cash flow hedges			107	(525)	112	(523)
Net unrealized losses on retirement plans			203	283	192	277
Goodwill			(6,036)	(5,977)	(5,740)	(5,679)
Other intangible assets			(2,360)	(2,539)	(2,239)	(2,392)
Deferred tax liabilities associated with acquisitions			653	699	638	680
Tier 1 capital			13,895	13,760	12,718	12,044
Qualifying subordinated debt			1,918	1,219	1,936	1,223
Allowances for on- and off-balance sheet credit exposures			45	39	45	39
Unrealized gains on available-for-sale equity securities			3	2	—	—
Tier 2 capital			1,966	1,260	1,981	1,262
Deduction for investments in finance subsidiaries			(74)	(191)	—	—
Total capital			$15,787	$14,829	$14,699	$13,306
Adjusted total risk-weighted assets and market risk equivalent assets:
On-balance sheet assets			$60,277	$58,238	$57,599	$55,949
Off-balance sheet equivalent assets			18,587	13,155	18,598	13,144
Market risk equivalent assets			1,262	519	1,262	445
Total			$80,126	$71,912	$77,459	$69,538
Adjusted quarterly average assets			$202,801	$192,817	$199,301	$189,780
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

Cash, Dividend, Loan and Other Restrictions:
In 2013, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $4.39 billion to satisfy reserve requirements. Federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company. For 2014, aggregate dividend payments by State Street Bank to the parent company without prior regulatory approval are limited to approximately $401 million of its undistributed earnings as of December 31, 2013, plus an additional amount equal to its net profits, as defined by the aforementioned banking regulations, for 2014 up to the date of any dividend payment. Currently, the payment of future common stock dividends by the parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its Comprehensive Capital Analysis and Review process.
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
As of December 31, 2013, our consolidated retained earnings included $474 million representing undistributed earnings of unconsolidated entities that are accounted for under the equity method of accounting.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities, which trading activities include our use of derivative financial instruments. One such risk-management measure is Value-at-Risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable regulatory market risk capital guidelines.
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2013 and December 31, 2012, we had recorded approximately $2.58 billion and $1.68 billion, respectively, of cash collateral received from counterparties and approximately $3.36 billion and $1.30 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the option to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2013 totaled approximately $565 million, against which we had posted aggregate collateral of approximately $11 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2013 was approximately $554 million. Such accelerated settlement would not affect our consolidated results of operations.

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
 Fair value hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness. We use interest-rate or foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or foreign exchange rates.
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged securities had a weighted-average life of approximately 6.5 years as of December 31, 2013, compared to 6.9 years as of December 31, 2012. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on two senior notes and one subordinated note from fixed rates to floating rates. The senior notes mature in 2018 and 2023 and pay fixed interest at annual rates of 1.35% and 3.70%, respectively. The subordinated note matures in 2023 and pays fixed interest at a 3.10% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to fluctuations in the fair values of the senior and subordinated notes stemming from changes in the benchmark interest rates.
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
Cash flow hedges
Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Ineffectiveness of cash flow hedges is defined as the extent to which the changes in fair value of the derivative exceed the variability of cash flows of the forecast transaction.
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security had a remaining life of approximately 10 months as of December 31, 2013, compared to 1.8 years as of December 31, 2012. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$1,023	$1,578
Options and caps purchased	27	68
Options and caps written	27	68
Futures	3,282	1,910
Foreign exchange contracts:
Forward, swap and spot	1,124,355	897,354
Options purchased	1,666	9,454
Options written	1,423	8,734
Credit derivative contracts:
Credit swap agreements	141	27
Other:
Stable value contracts	24,906	33,512
Futures	3	—
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	5,221	3,153
Foreign exchange contracts:
Forward and swap	2,783	3,477
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	December 31, 2013			December 31, 2012
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,589	$132	$2,721	$1,573	$130	$1,703
Long-term debt(1)	2,500	—	2,500	1,450	—	1,450
Total	$5,089	$132	$5,221	$3,023	$130	$3,153

(1) As of December 31, 2013, fair value hedges of long-term debt decreased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million. As of December 31, 2012, fair value hedges of long-term debt increased the carrying value of long-term debt presented in our consolidated statement of condition by $174 million.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2013		2012
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.46%	2.75%	4.01%	3.17%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 3.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Asset Derivatives
	Balance Sheet Location	Fair Value
(In millions)		December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$11,552	$9,243
Interest-rate contracts	Other assets	29	61
Credit derivative contracts	Other assets	1	—
Total		$11,582	$9,304
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$359	$135
Interest-rate contracts	Other assets	36	162
Total		$395	$297

	Liability Derivatives
	Balance Sheet Location	Fair Value
(In millions)		December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$11,428	$9,067
Interest-rate contracts	Other liabilities	29	61
Other derivative contracts	Other liabilities	9	9
Total		$11,466	$9,137
Derivatives designated as hedging instruments:
Interest-rate contracts	Other liabilities	$302	$284
Foreign exchange contracts	Other liabilities	43	17
Total		$345	$301

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the years indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$586	$576	$641
Foreign exchange contracts	Processing fees and other revenue	—	(2)	7
Interest-rate contracts	Trading services revenue	2	(86)	21
Interest-rate contracts	Processing fees and other revenue	—	6	—
Credit derivative contracts	Processing fees and other revenue	1	—	—
Total		$589	$494	$669

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Years Ended December 31,					Years Ended December 31,
Derivatives designated as fair value hedges:		2013	2012	2011			2013	2012	2011
Foreign exchange contracts	Processing fees and other revenue	$(183)	$34	$(161)	Investment securities	Processing fees and other revenue	$183	$(34)	$161
Interest-rate contracts	Processing fees and other revenue	32	11	(165)	Available-for-sale securities	Processing fees and other revenue	(30)	(17)	153
Interest-rate contracts	Processing fees and other revenue	(192)	50	75	Long-term debt	Processing fees and other revenue	175	(45)	(70)
Total		$(343)	$95	$(251)			$328	$(96)	$244
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
(In millions)	2013	2012	2011		2013	2012	2011		2013	2012	2011
Derivatives designated as cash flow hedges:
Interest-rate contracts	$9	$4	$9	Net interest revenue	$(4)	$(5)	$(7)	Net interest revenue	$3	$3	$3
Foreign exchange contracts	153	122	—	Net interest revenue	—	—	—	Net interest revenue	6	6	—
Total	$162	$126	$9		$(4)	$(5)	$(7)		$9	$9	$3

Note 17. Offsetting Arrangements
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with our secured financing activities, we enter into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral upon an event of default. Collateral is generally required in the form of cash, equity securities or fixed-income securities. Default events may include the failure to make payments or deliver securities timely, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.
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
When we have a basis to conclude that a legally enforceable netting arrangement exists between us and the derivative counterparty and the relevant transaction is the type of transaction that is recorded in our consolidated statement of condition, we offset derivative assets and liabilities, and the related collateral received and provided, in our consolidated statement of condition. We also offset assets and liabilities related to secured financing activities with the same counterparty or clearinghouse which have the same maturity date and are settled in the normal course of business on a net basis.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of assets related to derivative financial instruments and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$65	$(59)	$6	$223	$(19)	$204
Foreign exchange contracts	11,911	(4,514)	7,397	9,378	(3,575)	5,803
Credit derivative contracts	1	—	1	—	—	—
Cash collateral netting	—	(1,928)	(1,928)	—	(1,451)	(1,451)
Total derivatives	$11,977	$(6,501)	$5,476	$9,601	$(5,045)	$4,556
Other financial instruments:
Resale agreements and securities borrowing(3)	$48,221	$(30,700)	$17,521	$35,658	$(23,809)	$11,849
Total derivatives and other financial instruments	$60,198	$(37,201)	$22,997	$45,259	$(28,854)	$16,405

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $17,521 million as of December 31, 2013 was $6,230 million of resale agreements and $11,291 million of collateral related to securities borrowing. Included in the $11,849 million as of December 31, 2012 was $5,016 million of resale agreements and $6,833 million of collateral related to securities borrowing. Resale agreements and collateral related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 11 for additional information with respect to principal securities finance transactions.

	December 31, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$5,476	$—	$(181)	$5,295	$4,556	$—	$(105)	$4,451
Resale agreements and securities borrowing	17,521	(131)	(14,983)	2,407	11,849	(126)	(11,626)	97
Total	$22,997	$(131)	$(15,164)	$7,702	$16,405	$(126)	$(11,731)	$4,548

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of liabilities related to derivative financial instruments and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2013			December 31, 2012
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$331	$(59)	$272	$345	$(19)	$326
Foreign exchange contracts	11,471	(4,514)	6,957	9,084	(3,574)	5,510
Other derivative contracts	9	—	9	9	—	9
Cash collateral netting	—	(979)	(979)	—	(478)	(478)
Total derivatives	$11,811	$(5,552)	$6,259	$9,438	$(4,071)	$5,367
Other financial instruments:
Repurchase agreements and securities lending(3)	$45,273	$(30,700)	$14,573	$36,801	$(23,809)	$12,992
Total derivatives and other financial instruments	$57,084	$(36,252)	$20,832	$46,239	$(27,880)	$18,359

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $14,573 million as of December 31, 2013 was $7,953 million of repurchase agreements and $6,620 million of collateral related to securities lending. Included in the $12,992 million as of December 31, 2012 was $8,006 million of repurchase agreements and $4,986 million of collateral related to securities lending. Repurchase agreements and collateral related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 11 for additional information with respect to principal securities finance transactions.

	December 31, 2013				December 31, 2012
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$6,259	$—	$(6)	$6,253	$5,367	$—	$—	$5,367
Repurchase agreements and securities lending	14,573	(131)	(13,036)	1,406	12,992	(126)	(12,067)	799
Total	$20,832	$(131)	$(13,042)	$7,659	$18,359	$(126)	$(12,067)	$6,166

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the years ended December 31:

Years Ended December 31,	2013	2012	2011
(In millions)
Interest revenue:
Deposits with banks	$125	$141	$149
Investment securities:
U.S. Treasury and federal agencies	706	799	775
State and political subdivisions	250	215	221
Other investments	1,332	1,552	1,493
Securities purchased under resale agreements	45	51	28
Loans and leases	252	253	278
Other interest-earning assets	4	3	2
Total interest revenue	2,714	3,014	2,946
Interest expense:
Deposits	93	166	220
Short-term borrowings	60	73	96
Long-term debt	232	222	289
Other interest-bearing liabilities	26	15	8
Total interest expense	411	476	613
Net interest revenue	$2,303	$2,538	$2,333

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present combined information for the U.S. and non-U.S. defined benefit plans, and information for the post-retirement plan, as of the December 31 measurement date:

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post-Retirement Plan
(In millions)	2013	2012	2013	2012
Benefit obligations:
Beginning of year	$1,129	$1,017	$132	$112
Service cost	11	11	8	6
Interest cost	43	45	5	5
Employee contributions	1	1	—	—
Plan amendments	—	(2)	—	—
Acquisitions and transfers	1	—	—	—
Actuarial losses (gains)	(83)	85	(31)	14
Benefits paid	(28)	(36)	(6)	(6)
Expenses paid	—	(1)	—	—
Premiums paid	(1)	—	—	—
Curtailments	(1)	—	—	—
Settlements	(2)	(1)	—	—
Special termination benefits	—	—	—	1
Foreign currency translation	6	10	—	—
End of year	$1,076	$1,129	$108	$132

Plan assets at fair value:
Beginning of year	$1,075	$928	$—	$—
Actual return on plan assets	58	69	—	—
Employer contributions	8	104	6	6
Employee contributions	1	1	—	—
Acquisitions and transfers	1	—	—	—
Benefits paid	(28)	(36)	(6)	(6)
Expenses paid	—	(1)	—	—
Premiums paid	(1)	—	—	—
Settlements	(2)	(1)	—	—
Foreign currency translation	4	11	—	—
End of year	$1,116	$1,075	$—	$—
Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$40	$(54)	$(108)	$(132)
Net accrued benefit expense	$40	$(54)	$(108)	$(132)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Primary U.S. and Non-U.S. Defined Benefit Plans		Post- Retirement Plan
(In millions)	2013	2012	2013	2012
Amounts recognized in consolidated statement of condition as of December 31:
Non-current assets	$124	$40	$—	$—
Current liabilities	(1)	(1)	(7)	(8)
Non-current liabilities	(83)	(93)	(101)	(124)
Net accrued amount recognized in statement of condition	$40	$(54)	$(108)	$(132)
Amounts recognized in accumulated other comprehensive income:
Prior service credit	$(1)	$—	$2	$3
Net loss	(263)	(365)	(16)	(49)
Accumulated other comprehensive loss	(264)	(365)	(14)	(46)
Cumulative employer contributions in excess of net periodic benefit cost	304	311	(94)	(86)
Net obligation recognized in consolidated statement of condition	$40	$(54)	$(108)	$(132)
Accumulated benefit obligation	$1,051	$1,105	$—	$—
Actuarial assumptions (U.S. plans):
Used to determine benefit obligations as of December 31:
Discount rate	4.75%	3.75%	4.75%	3.75%
Used to determine periodic benefit cost for the years ended December 31:
Discount rate	3.75%	4.50%	3.75%	4.50%
Expected long-term rate of return on plan assets	6.75	6.75	—	—
Assumed health care cost trend rates as of December 31:
Cost trend rate assumed for next year	—	—	7.95%	8.08%
Rate to which the cost trend rate is assumed to decline	—	—	4.50	4.50
Year that the rate reaches the ultimate trend rate	—	—	2029	2029
The following table presents expected benefit payments for the next ten years:

(In millions)	Primary U.S. and Non-U.S. Defined Benefit Plans	Non- Qualified SERPs	Post-Retirement Plan
2014	$37	$27	$7
2015	37	29	7
2016	39	11	7
2017	38	15	7
2018	30	12	7
2019-2023	189	57	39
The accumulated benefit obligation for all of our U.S. defined benefit pension plans was $841 million and $947 million as of December 31, 2013 and 2012, respectively.
To develop the assumption of the expected long-term rate of return on plan assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the determination of the expected long-term rate of return on plan assets of 6.75% for the year ended December 31, 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets:
The primary purpose of the investment policy and strategy is to invest plan assets in a manner that provides for sufficient resources to be available to meet the plans’ benefit and expense obligations when due. The asset portfolio, together with contributions, is intended to provide adequate liquidity to make benefit payments when due while preserving principal and maximizing returns, given appropriate risk constraints. A secondary objective is to enhance the plans’ long-term viability through the generation of competitive returns that will limit the financial burden on State Street and contribute to our ability to maintain our retirement plans.
Plan assets are managed solely in the interests of the participants and consistent with generally recognized fiduciary standards, including all applicable provisions of the Employee Retirement Income Security Act, or ERISA, and other applicable laws and regulations. Management believes that its investment policy satisfies the standards of prudence and diversification prescribed by ERISA. Plan assets are diversified across asset classes to achieve a balance between risk and return and between income and growth of assets through capital appreciation, to produce a prudently well-diversified portfolio.
With respect to our U.S. pension plan, plan assets are primarily invested in pooled investment funds of State Street Bank. The measurement of the fair value of the participation units owned by the plans is based on the redemption value on the last business day of the plan year, where values are based on the fair value of the underlying assets in each fund. The net asset value of units of participation in other funds is based on the fair value of the underlying securities in each fund.
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
With respect to our U.K. pension plan, plan assets are invested in sub-funds of Managed Pension Funds Limited, a U.K.-incorporated insurance vehicle of which the ultimate parent company is State Street. The fair value of these investments is measured based on the mid-market price of the underlying investments held by Managed Pension Funds Limited. This valuation method may produce a calculation that is not indicative of net realizable value or reflective of future fair values.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present, by level within the fair value hierarchy prescribed by GAAP, the plans’ assets measured at fair value on a recurring basis, and activity related to assets categorized in level 3, as of the dates and for the years indicated:

	Fair-Value Measurements on a Recurring Basis as of December 31, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity	$—	$64	$—	$64
Domestic small cap equity	—	15	—	15
Developed international equities	—	80	—	80
Emerging markets equity	—	23	—	23
Investment grade fixed-income	—	498	—	498
High-yield debt	—	39	—	39
Real estate investment trusts	—	23	—	23
Alternative investments (commingled fund)	—	—	5	5
Alternative investments (fund of funds)	—	—	27	27
Private equity	—	—	2	2
Total U.S. Pension Plan	—	742	34	776
U.K. Pension Plan
Investments in pooled investment funds:
Developed international equity	—	33	—	33
U.K. fixed-income	—	181	—	181
Emerging market index	—	9	—	9
Alternative investments	—	—	43	43
Total U.K. Pension Plan	—	223	43	266
Other Non-U.S. Pension Plans (excluding U.K.)
Insurance group annuity contracts	—	—	70	70
Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	70	70
Total assets carried at fair value	$—	$965	$147	$1,112

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2013
	U.S. Pension Plan		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value as of December 31, 2012	$19	$2	$39	$61
Purchases	12	—	3	13
Sales	—	—	—	(5)
Unrealized gains	1	—	1	1
Fair value as of December 31, 2013	$32	$2	$43	$70

	Fair-Value Measurements on a Recurring Basis as of December 31, 2012
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Total Net Carrying Value
Assets:
U.S. Pension Plan
Investments in pooled investment funds:
Domestic large cap equity	$—	$144	$—	$144
Domestic small cap equity	—	16	—	16
Developed international equities	—	80	—	80
Emerging markets equity	—	42	—	42
Investment grade fixed-income	—	390	—	390
High-yield debt	—	32	—	32
Real estate investment trusts	—	24	—	24
Alternative investments (commingled fund)	—	—	5	5
Alternative investments (fund of funds)	—	—	14	14
Private equity	—	—	2	2
U.S. money-market mutual funds	—	7	—	7
Total U.S. Pension Plan	—	735	21	756
U.K. Pension Plan
Investments in insurance vehicles:
Developed international equity	—	30	—	30
U.K. fixed-income	—	177	—	177
Emerging market index	—	9	—	9
Alternative investments	—	—	39	39
Total U.K. Pension Plan	—	216	39	255
Other Non-U.S. Pension Plans (excluding U.K.)
Insurance group annuity contracts	—	—	61	61
Total Other Non-U.S. Pension Plans (Excluding U.K.)	—	—	61	61
Total assets carried at fair value	$—	$951	$121	$1,072

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs Year Ended December 31, 2012
	U.S. Pension Plan		U.K. Pension Plan	Non-U.S. Pension Plans (Excluding U.K.)
(In millions)	Alternative Investments	Private Equity	Alternative Investments	Insurance group annuity contract
Assets:
Fair value as of December 31, 2011	$19	$2	$32	$57
Purchases and sales, net	—	—	3	4
Unrealized gains	—	—	4	—
Fair value as of December 31, 2012	$19	$2	$39	$61
The plans’ investment strategies are intended to reduce the concentration risk of an adverse influence on investment values from the poor performance of a small number of individual investments through diversification of the plans' assets. The significant holdings of the plans are reviewed quarterly so that the plans do not exceed the allowable maximum amount per issuer. The plans are re-balanced monthly so that actual weights of the plan assets are within the allowable ranges set forth in the investment policy. The plans’ operating cash flows (benefit payments, expenses, contributions) are used to bring the weights back into line on a monthly basis. If these cash flows do not provide sufficient benefit, additional re-balancing is effected.
Expected employer contributions to the tax-qualified U.S. and non-U.S. defined benefit pension plans, SERPs, and post-retirement plan for 2014 are $7 million, $27 million and $7 million, respectively.
State Street has unfunded SERPs that provide certain officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information for the SERPs for the years ended December 31:

	Non-Qualified SERPs
(In millions)	2013	2012
Benefit obligations:
Beginning of year	$172	$173
Service cost	1	1
Interest cost	6	7
Actuarial gain (loss)	(15)	13
Benefits paid	(2)	(2)
Settlements	(8)	(20)
End of year	$154	$172
Accrued benefit expense:
Funded status (plan assets less benefit obligations)	$(154)	$(172)
Net accrued benefit expense	$(154)	$(172)
Amounts recognized in consolidated statement of condition as of December 31:
Current liabilities	$(27)	$(15)
Non-current liabilities	(127)	(157)
Net accrued amount recognized in consolidated statement of condition	$(154)	$(172)
Amounts recognized in accumulated other comprehensive income:
Net loss	$(36)	$(59)
Accumulated other comprehensive loss	(36)	(59)
Cumulative employer contributions in excess of net periodic benefit cost	(118)	(113)
Net obligation recognized in consolidated statement of condition	$(154)	$(172)
Accumulated benefit obligation	$154	$172
Actuarial assumptions:
Assumptions used to determine benefit obligations and periodic benefit costs are consistent with those described for the post-retirement plan, with the following exceptions:
Rate of increase in future compensation—SERPs	—%	—%
Rate of increase in future compensation—executive SERPs	—	10.00%
For those defined benefit plans that have accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012, the accumulated benefit obligations were $259 million and $1.05 billion, respectively, and the plan assets were $45 million and $810 million, respectively. For those defined benefit plans that have projected benefit obligations in excess of plan assets as of December 31, 2013 and 2012, the projected benefit obligations were $300 million and $1.08 billion, respectively, and the plan assets were $62 million and $814 million, respectively.
If trend rates for health care costs were increased by 1%, the post-retirement benefit obligation as of December 31, 2013 would have increased 7%, and the aggregate expense for service and interest costs for 2013 would have increased 11%. Conversely, if trend rates for health care costs were decreased by 1%, the post-retirement benefit obligation as of December 31, 2013 would have decreased 6%, and the aggregate expense for service and interest costs for 2013 would have decreased 9%. In addition, as part of recent corporate actions, a special termination benefit was provided to affected participants who were eligible for optional post-retirement medical coverage.
The following table presents the actuarially determined expense for our U.S. and non-U.S. defined benefit plans, post-retirement plan and SERPs for the years ended December 31:

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Primary U.S. and Non-U.S. Defined Benefit Plans			Post-Retirement Plan
Years Ended December 31,	2013	2012	2011	2013	2012	2011
(In millions)
Components of net periodic benefit cost:
Service cost	$11	$11	$9	$8	$6	$6
Interest cost	43	45	47	5	5	6
Assumed return on plan assets	(63)	(59)	(58)	—	—	—
Amortization of prior service cost	—	(2)	—	—	—	—
Amortization of net loss	24	17	12	1	1	1
Net periodic benefit cost	15	12	10	14	12	13
Settlements	(1)	—	—	—	—	—
Curtailments	(1)	—	—	—	—	—
Special termination benefits	—	—	—	—	1	—
Total expense	$13	$12	$10	$14	$13	$13
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Net loss	$(13)	$(24)	$(17)	$—	$(2)	$(1)
Estimated amortization	$(13)	$(24)	$(17)	$—	$(2)	$(1)

	Non-Qualified SERPs
Years Ended December 31,	2013	2012	2011
(In millions)
Components of net periodic benefit cost:
Service cost	$1	$1	$1
Interest cost	6	7	8
Amortization of net loss	6	5	3
Net periodic benefit cost	13	13	12
Settlements	2	6	7
Total expense	$15	$19	$19
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Net loss	$(4)	$(6)	$(5)
Estimated amortization	$(4)	$(6)	$(5)
Certain of our U.S. employees are eligible to contribute a portion of their pre-tax salary to a 401(k) savings plan, or post-tax Roth contributions, or both, up to the annual IRS limit. Our matching portion of these contributions is paid in cash, and we recorded related compensation and employee benefits expense in our consolidated statement of income of $61 million, $70 million, and $77 million in the years ended December 31, 2013, 2012 and 2011, respectively, in matching contributions. Effective April 1, 2012, our matching contribution in the U.S. was changed from 6% to 5% of employee contributions. In addition, employees in certain non-U.S. offices participate in other local plans. We recorded related compensation and employee benefits expense related to these local plans of $66 million, $65 million, and $65 million in the years ended December 31, 2013, 2012 and 2011.
We have a defined contribution supplemental executive retirement plan, referred to as a DC SERP, which provides for a discretionary contribution of cash and/or equity to certain executive officers. The amount is subject to certain vesting requirements as provided in the plan. We recorded compensation and employee benefits expense of $7 million, $11 million, and $10 million in the years ended December 31, 2013, 2012, and 2011, respectively, in our consolidated statement of income related to this DC SERP.
Shares of common stock and interest in the savings plan may be acquired by eligible employees through the Employee Stock Ownership Plan, referred to as an ESOP. The ESOP is a non-leveraged plan. Employee benefits

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 20.    Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include expense for depreciation of buildings, leasehold improvements, computer hardware and software, equipment, and furniture and fixtures. Total depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $401 million, $407 million and $408 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 129,000 square feet of the building. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028. As of December 31, 2013 and 2012, an aggregate net book value of $646 million and $576 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt, in our consolidated statement of condition.
Capital lease asset amortization is recorded in occupancy expense in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2013, 2012 and 2011, interest expense related to these capital lease obligations, reflected in net interest revenue, was $40 million, $42 million and $43 million, respectively. As of December 31, 2013 and 2012, accumulated amortization of capital lease assets was $369 million and $313 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense.
Total rental expense, net of sublease revenue, amounted to $224 million, $227 million and $232 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total rental expense was reduced by sublease revenue of $6 million for the year ended December 31, 2013, $4 million for the year ended December 31, 2012 and $5 million for the year ended December 31, 2011.
The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2013. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $59 million for capital leases and $14 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2014	$99	$208	$307
2015	101	161	262
2016	84	125	209
2017	84	108	192
2018	85	101	186
Thereafter	598	220	818
Total minimum lease payments	1,051	$923	$1,974
Less amount representing interest payments	(322)
Present value of minimum lease payments	$729

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Acquisition and Restructuring Costs
The following table presents net acquisition and restructuring costs recorded in the years ended December 31:

Years Ended December 31,	2013	2012	2011
(In millions)
Acquisition costs	$76	$26	$16
Restructuring charges, net	28	199	253
Total acquisition and restructuring costs	$104	$225	$269
Acquisition Costs:
Acquisition costs incurred in 2013 were related to previously disclosed acquisitions, mainly the 2012 GSAS and 2010 Intesa acquisitions. Acquisition costs incurred in 2012 of $66 million were mainly related to integration costs incurred in connection with the 2012 GSAS and 2010 Intesa acquisitions, and were partly offset by an indemnification benefit of $40 million for the assumption of an income tax liability related to the 2010 Intesa acquisition. Acquisition costs incurred in 2011 totaled $71 million, and were mainly composed of integration costs associated with the 2011 Bank of Ireland Asset Management and 2010 Intesa and Mourant International Finance Administration acquisitions. These acquisition costs were partially offset by an indemnification benefit of $55 million for the assumption of an income tax liability related to the 2010 Intesa acquisition. The indemnification benefits of $40 million in 2012 and $55 million in 2011 were offset by corresponding income tax expense of $40 million in 2012 and $55 million in 2011 in our consolidated statement of income.
Restructuring Charges:
Information with respect to our Business Operations and Information Technology Transformation program and our 2011 and 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $381 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012 and $25 million in 2013.
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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,340 additional involuntary terminations and role eliminations, including 376 in 2013. As of December 31, 2013, we eliminated 1,278 of these positions.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The charges recorded in 2011 included costs related to severance, benefits and outplacement services with respect to both our withdrawal from our fixed-income initiative and the other targeted staff reductions; costs associated with fair-value adjustments to the initiative's trading portfolio resulting from our decision to withdraw from the initiative; and costs for asset and other write-offs related to asset write-downs and contract terminations. In 2011, in connection with the above-described employee-related actions, we identified 442 employees to be involuntarily terminated as their roles were eliminated. As of December 31, 2013, we completed these reductions.
In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012 and $3 million in 2013 in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations and role eliminations of 960 employees (630 positions after replacements).  As of December 31, 2013, 782 positions were eliminated through voluntary and involuntary terminations.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and the 2011 and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Asset and Other Write-Offs	Total
Balance as of December 31, 2012	$195	$49	$5	$13	$262
Additional accruals for Business Operations and Information Technology Transformation program	13	13	(1)	—	25
Additional accruals for 2012 expense control measures	(4)	—	—	7	3
Payments and adjustments	(154)	(13)	(4)	(13)	(184)
Balance as of December 31, 2013	$50	$49	$—	$7	$106

Note 22.	Other Expenses
As a result of the 2008 Lehman Brothers bankruptcy, we had various claims against Lehman Brothers entities in bankruptcy proceedings in the U.S. and the U.K. We also had amounts asserted as owed, or return obligations, to Lehman Brothers entities. The various claims and amounts owed arose from transactions that existed at the time Lehman Brothers entered bankruptcy, including prime brokerage arrangements, foreign exchange transactions, securities lending arrangements and repurchase agreements. In 2011, we reached an agreement with certain Lehman Brothers estates in the U.S. to resolve the value of deficiency claims arising out of indemnified repurchase transactions in the U.S., and the bankruptcy court allowed those claims in the amount of $400 million.
In 2012, we reached an agreement to settle the claims against the Lehman Brothers estate in the U.K. related to the close-out of securities lending and repurchase arrangements. This settlement resulted in a return obligation for us and a certified claim against the Lehman Brothers estate, and resolved the contingent nature of our rights and obligations with the Lehman Brothers estate.
In connection with our resolution of the indemnified repurchase and securities lending claims in the U.S. and the U.K., we recognized a credit of approximately $362 million in our consolidated statement of income in 2012. Both certified claims retained as part of the settlement agreements were subsequently sold at their respective fair values, resulting in an additional gain of approximately $10 million, which was also recorded in our consolidated statement of income in 2012.
In 2013, we received aggregate distributions totaling approximately $186 million from the Lehman Brothers estates. Of the aggregate distributions received, $101 million was applied to reduce remaining Lehman Brothers-related assets, primarily prime brokerage claim-related receivables, recorded in our consolidated statement of condition; the remaining $85 million was recorded as an aggregate credit to other expenses in our consolidated statement of income.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23.	Income Taxes
The following table presents the components of income tax expense for the years ended December 31:

(In millions)	2013	2012	2011
Current:
Federal	$151	$153	$49
State	39	65	54
Non-U.S.	248	262	295
Total current expense	438	480	398
Deferred:
Federal	70	262	134
State	25	26	8
Non-U.S.	17	(63)	76
Total deferred expense	112	225	218
Total income tax expense	$550	$705	$616
In the fourth quarter of 2013, we completed a multi-year tax data enhancement process, the final stages of which identified a reconciliation difference in our deferred tax accounts, and we determined that our deferred tax liabilities were overstated by $50 million and our deferred tax assets were understated by $21 million. We evaluated the qualitative and quantitative effects of the resulting overstatement of income tax expense, and concluded that such overstatement did not have a material effect on any prior annual or quarterly consolidated financial statements. Accordingly, in the fourth quarter of 2013, we recorded an adjustment in our consolidated statement of income to correct this difference, which resulted in an out-of-period income tax benefit of $71 million. This income tax benefit is reflected in the table above as a reduction of total deferred expense for 2013.
The amounts for 2012 and 2011 presented in the table included income tax expense of $40 million and $55 million, respectively, associated with indemnification benefits, recorded as offsets to acquisition costs, for the assumption of income tax liabilities related to the 2010 Intesa acquisition.
Amounts of income tax expense (benefit) related to net gains (losses) from sales of investment securities were $6 million, $22 million and $55 million for 2013, 2012 and 2011, respectively. Pre-tax income attributable to our operations located outside the U.S. was approximately $1.25 billion, $1.11 billion and $1.23 billion for 2013, 2012 and 2011, respectively.
Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2013, we have chosen to indefinitely reinvest approximately $3.5 billion of earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation. As of December 31, 2013, if such earnings had been repatriated to the U.S., we would have provided for approximately $690 million of additional income tax expense.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of December 31. Deferred tax assets and deferred tax liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.

(In millions)	2013	2012
Deferred tax assets:
Unrealized losses on investment securities, net	$421	$131
Deferred compensation(1)	209	175
Defined benefit pension plan	97	155
Restructuring charges and other reserves	126	172
Real estate	18	20
General business credits	3	76
Other	54	63
Total deferred tax assets	928	792
Valuation allowance for deferred tax assets	(33)	(28)
Deferred tax assets, net of valuation allowance	$895	$764
Deferred tax liabilities:
Leveraged lease financing	$359	$370
Fixed and intangible assets	1,073	1,099
Non-U.S. earnings	105	118
Foreign currency translation	35	56
Other(2)	44	81
Total deferred tax liabilities	$1,616	$1,724

(1) Amount as of December 31, 2013 reflected an increase of $21 million associated with an out-of-period income tax benefit recorded in 2013.
(2) Amount as of December 31, 2013 reflected a decrease of $50 million associated with an out-of-period income tax benefit recorded in 2013.
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
As of December 31, 2013 and 2012, we had deferred tax assets associated with tax credit carryforwards of $3 million and $76 million, respectively, which are presented in the table above. The tax credit carryforwards expire in 2033. As of December 31, 2013 and 2012, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $50 million and $45 million, respectively, included in “other” in the table above. Of the total loss carryforwards of $50 million as of December 31, 2013, $33 million do not expire, and the remaining $17 million expire through 2031.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the years ended December 31:

	2013	2012	2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.6	1.8	2.0
Tax-exempt income	(3.7)	(2.6)	(2.9)
Tax credits	(3.6)	(2.8)	(1.5)
Foreign tax differential	(5.9)	(5.5)	(4.3)
Transactions related to investment securities(1)	—	—	(4.1)
Out-of-period income tax benefit(2)	(2.7)	—	—
Other, net	(.2)	(.4)	.1
Effective tax rate	20.5%	25.5%	24.3%

(1)	Amounts for 2011 represented the effect of discrete tax benefits attributable to costs incurred in terminating former conduit asset structures.
(2) Excluding the impact of the out-of-period income tax benefit of $71 million described earlier in this note, our effective tax rate would have been 23.2%.
The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2013	2012
Beginning balance	$95	$125
Decrease related to agreements with tax authorities	(4)	(45)
Increase related to tax positions taken during current year	10	2
Increase related to tax positions taken during prior year	57	13
Ending balance	$158	$95
The amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and our effective tax rate was $98 million as of December 31, 2013. Unrecognized tax benefits do not include accrued interest of approximately $7 million and $2 million as of December 31, 2013 and 2012, respectively. It is reasonably possible that the unrecognized tax benefits will decrease by $5 million to $6 million within the next 12 months due to potential agreements covering outstanding refund claims.
We recorded interest and penalties related to income taxes as a component of income tax expense. Income tax expense for the year ended December 31, 2013 included related interest and penalties of approximately $3 million. Income tax expense for the year ended December 31, 2012 included a refund, net of related interest and penalties of approximately $12 million. Income tax expense for the year ended December 31, 2011 included related interest and penalties of approximately $10 million.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficient accrued liabilities as of December 31, 2013 for tax exposures and related interest expense.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2013	2012	2011
Net income	$2,136	$2,061	$1,920
Less:
Preferred stock dividends(1)	(26)	(29)	(20)
Dividends and undistributed earnings allocated to participating securities(2)	(8)	(13)	(18)
Net income available to common shareholders	$2,102	$2,019	$1,882
Average common shares outstanding (in thousands):
Basic average common shares	446,245	474,458	492,598
Effect of dilutive securities: common stock options and common stock awards	8,910	6,671	3,474
Diluted average common shares	455,155	481,129	496,072
Anti-dilutive securities(3)	1,855	5,619	2,382
Earnings per Common Share:
Basic	$4.71	$4.25	$3.82
Diluted(4)	4.62	4.20	3.79

(1) Amount for 2012 included $8 million related to Series C preferred stock issued in August 2012. Remaining amount for 2012 and amount for 2011 were related to Series A preferred stock, which was redeemed in October 2012.
(2) Represented the portion of net income available to common equity allocated to participating securities; participating securities, composed of unvested restricted stock and director stock awards, contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(3) Represented common stock options and other equity-based awards outstanding but not included in the computation of diluted average shares, because their effect was anti-dilutive.
(4) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 25.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors. We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.
Investment Management, through SSgA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers strategies for managing financial assets, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equities and fixed-income securities. SSgA also offers exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
Our investment servicing strategy is to focus on total client relationships and the full integration of our products and services across our client base through cross-selling opportunities. In general, our clients will use a combination of services, depending on their needs, rather than one product or service. For instance, a custody client may purchase securities finance and cash management services from different business units. Products and services that we provide to our clients are parts of an integrated offering to these clients. We price our products and services on the basis of overall client relationships and other factors; as a result, revenue may not necessarily reflect the stand-alone market price of these products and services within the business lines in the same way it would for separate business entities.
Generally, approximately 70% to 75% of our consolidated total revenue (fee revenue from investment servicing and investment management, as well as trading services and securities finance activities) is generated by these two business lines. The remaining 25% to 30% is composed of processing fees and other revenue, net interest revenue, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Assets and liabilities are allocated according to policies that support management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital allocations may not be representative of the capital that might be required if these lines of business were separate business entities.
The following table provides a summary of our line of business results for the periods indicated. The “Other” column for 2013 included net acquisition and restructuring costs of $104 million; certain provisions for litigation exposure and other costs of $65 million; and severance costs associated with reorganization of certain non-U.S. operations of $11 million. The “Other” column for 2012 included the net realized loss from the sale of all of our Greek investment securities of $46 million; a benefit related to claims associated with the 2008 Lehman Brothers bankruptcy of $362 million; certain provisions for litigation exposure and other costs of $118 million; and acquisition and restructuring costs of $225 million. The “Other” column for 2011 included acquisition and restructuring costs of $269 million. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2012 reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of capital and expenses reflected in results for 2013. Results for 2011 were not adjusted for these reclassifications.

	Investment Servicing			Investment Management			Other			Total
Years Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$4,819	$4,414	$4,382	$—	$—	$—	$—	$—	$—	$4,819	$4,414	$4,382
Management fees	—	—	—	1,106	993	917	—	—	—	1,106	993	917
Trading services	994	912	1,131	67	98	89	—	—	—	1,061	1,010	1,220
Securities finance	324	363	333	35	42	45	—	—	—	359	405	378
Processing fees and other	238	259	284	7	7	13	—	—	—	245	266	297
Total fee revenue	6,375	5,948	6,130	1,215	1,140	1,064	—	—	—	7,590	7,088	7,194
Net interest revenue	2,221	2,464	2,231	82	74	102	—	—	—	2,303	2,538	2,333
Gains (losses) related to investment securities, net	(9)	69	67	—	—	—	—	(46)	—	(9)	23	67
Total revenue	8,587	8,481	8,428	1,297	1,214	1,166	—	(46)	—	9,884	9,649	9,594
Provision for loan losses	6	(3)	—	—	—	—	—	—	—	6	(3)	—
Total expenses	6,176	6,041	5,890	836	864	899	180	(19)	269	7,192	6,886	7,058
Income before income tax expense	$2,405	$2,443	$2,538	$461	$350	$267	$(180)	$(27)	$(269)	$2,686	$2,766	$2,536
Pre-tax margin	28%	29%	30%	36%	29%	23%				27%	29%	26%
Average assets (in billions)	$203.24	$190.09	$170.45	$3.76	$3.72	$4.36				$207.00	$193.81	$174.81

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26.    Non-U.S. Activities
We generally define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments are applied to determine the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Interest expense allocations are based on our internal funds transfer pricing methodology.
The following table presents our non-U.S. financial results for the years ended December 31. Results for 2012 and 2011 reflect reclassifications associated with tax transfer pricing reflected in results for 2013. Results for 2011 reflect changes in methodology associated with funds transfer pricing and expense allocation reflected in results for 2012.

(In millions)	2013	2012	2011
Total fee revenue	$3,119	$2,917	$3,004
Net interest revenue	1,191	953	966
Gains (losses) related to investment securities, net	(11)	(40)	(25)
Total revenue	4,299	3,830	3,945
Expenses	3,130	3,013	3,089
Income before income taxes	1,169	817	856
Income tax expense	289	204	218
Net income	$880	$613	$638
Gains (losses) related to investment securities, net, for the year ended December 31, 2012 included a loss of $46 million from the sale of all of our Greek investment securities (refer to note 4).
The following table presents the significant components of our non-U.S. assets as of December 31, based on the domicile of the underlying counterparties:

(In millions)	2013	2012
Interest-bearing deposits with banks	$9,584	$20,665
Investment securities	31,522	28,976
Other assets	16,778	13,441
Total non-U.S. assets	$57,884	$63,082

Note 27.	Parent Company Financial Statements
The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries, as of and for the years ended December 31:

STATEMENT OF INCOME - PARENT COMPANY

Years Ended December 31,	2013	2012	2011
(In millions)
Cash dividends from consolidated banking subsidiary	$1,694	$1,785	$—
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	250	68	60
Other, net	35	38	34
Total revenue	1,979	1,891	94
Interest expense	169	163	203
Other expenses	88	85	60
Total expenses	257	248	263
Income tax benefit	(84)	(63)	(125)
Income (loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	1,806	1,706	(44)
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	237	173	1,773
Consolidated non-banking subsidiaries and unconsolidated entities	93	182	191
Net income	$2,136	$2,061	$1,920

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CONDITION - PARENT COMPANY

As of December 31,	2013	2012
(In millions)
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$4,419	$3,799
Trading account assets	216	155
Investment securities available for sale	31	28
Investments in subsidiaries:
Consolidated banking subsidiary	19,985	19,805
Consolidated non-banking subsidiaries	2,617	2,563
Unconsolidated entities	272	458
Notes and other receivables from:
Consolidated banking subsidiary	1,528	746
Consolidated non-banking subsidiaries and unconsolidated entities	256	258
Other assets	327	294
Total assets	$29,651	$28,106

Liabilities:
Commercial paper	$1,819	$2,318
Accrued expenses and other liabilities	447	313
Long-term debt	7,007	4,606
Total liabilities	9,273	7,237
Shareholders’ equity	20,378	20,869
Total liabilities and shareholders’ equity	$29,651	$28,106

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS - PARENT COMPANY

Years Ended December 31,	2013	2012	2011
(In millions)
Net cash provided by (used in) operating activities	$2,296	$2,706	$(571)
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	(620)	1,115	144
Investments in consolidated banking and non-banking subsidiaries	(1,100)	(68)	(648)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	32	28	39
Business acquisitions	—	(2)	(51)
Net cash provided by (used in) investing activities	(1,688)	1,073	(516)
Financing Activities:
Net decrease in short-term borrowings	—	(500)	—
Net decrease in commercial paper	(499)	(66)	(415)
Proceeds from issuance of long-term debt, net of issuance costs	2,485	—	1,986
Payments for long-term debt	—	(1,750)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	488	500
Proceeds from exercises of common stock options	121	53	49
Purchases of common stock	(2,040)	(1,440)	(675)
Repurchases of common stock for employee tax withholding	(189)	(101)	(63)
Payments for cash dividends	(486)	(463)	(295)
Net cash provided by (used in) financing activities	(608)	(3,779)	1,087
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and net interest revenue for the years indicated.

Years Ended December 31,	2013			2012			2011
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$15,858	$40.25%		$9,305	$25.26%		$9,505	$23.25%
Interest-bearing deposits with non-U.S. banks	13,088	85.65		17,518	116.66		10,736	126	1.17
Securities purchased under resale agreements	5,766	45.77		7,243	51.71		4,686	28.61
Trading account assets	748	—	—	651	—	—	2,013	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	33,003	706	2.14	34,576	800	2.31	32,517	775	2.38
State and political subdivisions(1)	8,637	391	4.53	7,346	338	4.60	6,875	347	5.05
Other investments	76,056	1,332	1.75	71,988	1,552	2.16	63,683	1,493	2.34
Loans	12,660	215	1.70	10,404	211	2.03	10,834	222	2.05
Lease financing(1)	1,121	38	3.43	1,206	42	3.54	1,346	58	4.28
Other interest-earning assets	11,164	4.04		7,378	3.04		5,462	2.03
Total interest-earning assets(1)	178,101	2,856	1.60	167,615	3,138	1.88	147,657	3,074	2.08
Cash and due from banks	3,747			3,811			3,436
Other assets	25,182			22,384			23,665
Total assets	$207,030			$193,810			$174,758
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$2,504	$6.23%		$7,245	$16.17%		$3,626	$11.30%
Savings	6,358	4.07		2,088	3.15		423	—	—
Non-U.S.	100,391	83.08		89,059	147.16		84,011	209.25
Total interest-bearing deposits	109,253	93.14		98,392	166.17		88,060	220.25
Securities sold under repurchase agreements	8,436	1.01		7,697	1.01		9,040	10.11
Federal funds purchased	298	—	—	784	1.09		845	—	—
Other short-term borrowings	3,785	59	1.57	4,676	71	1.52	5,134	86	1.67
Long-term debt	8,415	232	2.75	7,008	222	3.17	8,966	289	3.22
Other interest-bearing liabilities	6,457	26.40		5,898	15.26		3,535	8.24
Total interest-bearing liabilities	136,644	411.30		124,455	476.39		115,580	613.53
Noninterest-bearing deposits:
Special time	769			1,203			691
Demand	34,725			34,850			24,847
Non-U.S.(2)	800			459			387
Other liabilities	13,561			12,660			13,890
Shareholders’ equity	20,531			20,183			19,363
Total liabilities and shareholders’ equity	$207,030			$193,810			$174,758
Net interest revenue		$2,445			$2,662			$2,461
Excess of rate earned over rate paid			1.30%			1.49%			1.55%
Net interest margin(3)			1.37			1.59			1.67

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $142 million, $124 million and $128 million for the years ended December 31, 2013, 2012 and 2011, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. noninterest-bearing deposits were $714 million, $330 million and $194 million as of December 31, 2013, 2012 and 2011, respectively.

(3)	Net interest margin is calculated by dividing fully taxable-equivalent net interest revenue by average total interest-earning assets.

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2013 Compared to 2012			2012 Compared to 2011
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with U.S. banks	$17	$(2)	$15	$—	$2	$2
Interest-bearing deposits with non-U.S. banks	(29)	(2)	(31)	79	(89)	(10)
Securities purchased under resale agreements	(10)	4	(6)	16	7	23
Investment securities:
U.S. Treasury and federal agencies	(36)	(58)	(94)	49	(24)	25
State and political subdivisions	59	(6)	53	24	(33)	(9)
Other investments	88	(308)	(220)	195	(136)	59
Loans	46	(42)	4	(9)	(2)	(11)
Lease financing	(3)	(1)	(4)	(7)	(9)	(16)
Other interest-earning assets	2	(1)	1	1	—	1
Total interest-earning assets	134	(416)	(282)	348	(284)	64
Interest expense related to:
Deposits:
Time	(8)	(2)	(10)	16	(11)	5
Savings	6	(5)	1	—	3	3
Non-U.S.	18	(82)	(64)	12	(74)	(62)
Securities sold under repurchase agreements	—	—	—	(2)	(7)	(9)
Federal funds purchased	—	(1)	(1)	1	—	1
Other short-term borrowings	(14)	2	(12)	(8)	(7)	(15)
Long-term debt	45	(35)	10	(63)	(4)	(67)
Other interest-bearing liabilities	1	10	11	6	1	7
Total interest-bearing liabilities	48	(113)	(65)	(38)	(99)	(137)
Net interest revenue	$86	$(303)	$(217)	$386	$(185)	$201

Quarterly Summarized Financial Information (Unaudited)

	2013 Quarters				2012 Quarters
(Dollars and shares in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$1,879	$1,883	$1,971	$1,857	$1,806	$1,719	$1,778	$1,785
Interest revenue	684	643	700	687	733	730	786	765
Interest expense	99	97	104	111	111	111	114	140
Net interest revenue	585	546	596	576	622	619	672	625
Gains (losses) related to investment securities, net	—	(4)	(7)	2	21	18	(27)	11
Total revenue	2,464	2,425	2,560	2,435	2,449	2,356	2,423	2,421
Provision for loan losses	6	—	—	—	(2)	—	(1)	—
Total expenses	1,846	1,722	1,798	1,826	1,864	1,415	1,772	1,835
Income before income tax expense	612	703	762	609	587	941	652	586
Income tax expense	59	163	183	145	117	267	162	159
Net income	$553	$540	$579	$464	$470	$674	$490	$427
Net income available to common shareholders	$545	$531	$571	$455	$468	$654	$480	$417
Earnings per common share(1):
Basic	$1.25	$1.20	$1.26	$1.00	$1.02	$1.39	$1.00	$.86
Diluted	1.22	1.17	1.24	.98	1.00	1.36	.98	.85
Average common shares outstanding:
Basic	436	443	452	454	459	472	481	485
Diluted	445	452	461	463	467	480	489	490
Dividends per common share	$.26	$.26	$.26	$.26	$.24	$.24	$.24	$.24
Common stock price:
High	$73.63	$71.27	$68.18	$60.65	$47.30	$45.09	$47.13	$47.20
Low	64.25	64.92	54.57	47.71	41.09	38.95	39.27	38.21
Closing	73.39	65.75	65.21	59.09	47.01	41.96	44.64	45.50
__________________________

(1)
Basic earnings per common share for full-year 2012 do not equal the sum of the four quarters for each year. Diluted earnings per common share for full-year 2013 and full-year 2012 do not equal the sum of the four quarters for each year.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended December 31, 2013, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2013.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2013, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s Report on Internal Control Over Financial Reporting
The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in conformity with GAAP. State Street's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street's Board of Directors, including the Board's Examining & Audit Committee.
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2013. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”).
Based on its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2013, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
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

Report of Independent Registered Public Accounting Firm

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
STATE STREET CORPORATION

We have audited State Street Corporation's (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). State Street Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 21, 2014

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, referred to as the 2014 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining & Audit Committee will appear in our 2014 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2014 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2013. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	19,982	(2)	$68.45	22,096
Equity compensation plans not approved by shareholders	24	(3)		—
Total	20,006			22,096

(1) Excludes deferred stock awards and performance awards (for which there is no exercise price).
(2) Consists of 15,094 shares subject to deferred stock awards, 337 shares subject to stock options, 2,327 stock appreciation rights, or SARs, and 2,224 shares subject to performance awards (assuming payout at 100% for all awards regarding which performance is uncertain).
(3) Consists of shares subject to deferred stock awards.

Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board. The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 194,040 shares of common stock were outstanding as of December 31, 2013; awards made through June 30, 2003, totaling 23,606 shares outstanding as of December 31, 2013, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2014 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining & Audit Committee's pre-approval policies and procedures will appear in our 2014 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Condition - As of December 31, 2013 and 2012
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Cash Flows - Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index beginning on page 219 of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 21, 2014, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ MICHAEL W. BELL
MICHAEL W. BELL,
Executive Vice President and Chief Financial Officer

By	/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ MICHAEL W. BELL
JOSEPH L. HOOLEY,	MICHAEL W. BELL,
Chairman, President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ JAMES J. MALERBA
JAMES J. MALERBA,
Executive Vice President, Corporate Controller and Chief Accounting Officer

DIRECTORS:

/s/ JOSEPH L. HOOLEY
JOSEPH L. HOOLEY

/s/ JOSE E. ALMEIDA
JOSE E. ALMEIDA

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

10.1†
State Street’s Management Supplemental Retirement Plan Amended and Restated, as amended (filed as Exhibit 10.1 to State Street's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.2†	State Street’s Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended

10.3†	Supplemental Cash Incentive Plan, as amended, a the form of award agreement thereunder

10.4†
Forms of Amended and Restated Employment Agreements entered into with each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen, Michael Rogers and Edward J. Resch (filed as Exhibit 10.3 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.5†	Employment Agreement entered into with Michael W. Bell dated June 17, 2013

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

10.8†	State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder

10.9†
State Street’s 2006 Senior Executive Annual Incentive Plan (filed as Exhibit 10.2 to State Street’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and incorporated herein by reference)

10.10†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended(filed as Exhibit 10.10 to State Street's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.11†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008, as amended (filed as Exhibit 10.11 to State Street's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.12†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

	10.13†	Description of compensation arrangements for non-employee directors

10.14†
Memorandum of agreement of employment of Edward J. Resch, accepted October 16, 2002 (filed as Exhibit 10.13 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.15†
Letter Agreement with Scott F. Powers dated April 1, 2008 (filed as Exhibit 10.15 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.16†
Letter Agreement with Joseph C. Antonellis dated April 26, 2010 (filed as Exhibit 10.16 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.17†
Letter Agreement with Michael W. Bell dated May 23, 2013 (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 6, 2013 and incorporated herein by reference)

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

10.19†
Forms of Retention Award Agreement entered into with Joseph L. Hooley on October 22, 2009 (filed as Exhibit 10.18 to State Street’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference)

10.20†
Form of Retention Award Agreement entered into with Scott F. Powers on June 15, 2010 (filed as Exhibit 10.20 to State Street's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Condition as of December 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.