Form 10-Q
period 2014-03-31
STATE STREET CORP
filed 2014-05-09
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 430,421,570.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2014

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of March 31, 2014, we had consolidated total assets of $256.66 billion, consolidated total deposits of $194.65 billion, consolidated total shareholders' equity of $21.27 billion and 29,530 employees. With $27.48 trillion of assets under custody and administration and $2.38 trillion of assets under management as of March 31, 2014, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
Investment Management, through State Street Global Advisors, or SSgA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and note 16 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013, referred to as our 2013 Form 10-K, which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2013 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods are accounting for fair value measurements; other-than-temporary impairment of investment securities; and impairment of goodwill and other intangible assets. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these significant accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2013 Form 10-K. We did not change these significant accounting policies in the first quarter of 2014.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to market risk associated with our trading activities, and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, on the “Investor Relations” section of our website at www.statestreet.com.
FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in this Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” “forecast,” “outlook,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement the Dodd-Frank Act, changes to the Basel III capital framework and European legislation, such as the Alternative Investment Fund Managers Directive and Undertakings for Collective Investment in Transferable Securities Directives, with respect to the levels of regulatory capital we must maintain, our credit exposure to third parties, margin requirements applicable to derivatives, banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, increased costs or other changes to how we provide services;

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

•	financial market disruptions or economic recession, whether in the U.S., Europe, Asia or other regions;

•	our ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meet our expectations and those of our clients and our regulators;

•	the results of, and costs associated with, governmental or regulatory inquiries and investigations, litigation and similar claims, disputes, or proceedings;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2013 Form 10-K. Forward-looking statements in this Form 10-Q should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations or financial condition.
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our website at www.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS
The following table presents our financial results for the quarters ended March 31, 2014 and 2013:

	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013	% Change
Total fee revenue	$1,924	$1,857	4%
Net interest revenue	555	576	(4)
Gains (losses) related to investment securities, net	6	2
Total revenue	2,485	2,435	2
Provision for loan losses	2	—
Total expenses	2,028	1,826	11
Income before income tax expense	455	609	(25)
Income tax expense	92	145
Net income	$363	$464	(22)
Adjustments to net income:
Dividends on preferred stock	(6)	(7)
Earnings allocated to participating securities	(1)	(2)
Net income available to common shareholders	$356	$455
Earnings per common share:
Basic	$.83	$1.00
Diluted	.81	.98	(17)
Average common shares outstanding (in thousands):
Basic	430,621	454,315
Diluted	438,815	462,751
Cash dividends declared per common share	$.26	$.26
Return on average common equity	7.2%	9.1%
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2014 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our results for the first quarter of 2014 to those for the first quarter of 2013,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

is provided under “Consolidated Results of Operations,” which follows these sections.
Highlights

•
In March 2014, we received the results of the Federal Reserve's review of our 2014 capital plan in connection with its annual Comprehensive Capital Analysis and Review, or CCAR, process. The Federal Reserve did not object to the capital actions we proposed, and, in March 2014, our Board of Directors approved a new common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. We did not purchase any of our common stock under this new program in the first quarter of 2014.

•
In the first quarter of 2014, we completed the $2.10 billion common stock purchase program authorized by the Board in March 2013 by purchasing approximately 6.1 million shares of our common stock, at an average price of $69.14 per share and an aggregate cost of approximately $420 million.

•	In the first quarter of 2014, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $112 million, which was paid in April 2014.

•
Our 2014 capital plan includes a proposed increase in our second-quarter 2014 common stock dividend to $0.30 per share, subject to consideration and approval by the Board at its scheduled meeting in May.

Additional information about our common stock purchase program and our common stock dividends is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis. Information about our common stock purchase program is also provided in Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in this Form 10-Q.

•
In February 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.

•
In the first quarter of 2014, in connection with the realignment of our cost base, we recorded $72 million of severance costs associated with staff reductions. Additional information about these costs is provided under "Consolidated Results of Operations - Expenses" in this Management's Discussion and Analysis, and in note 14 to the consolidated financial statements, included in this Form 10-Q.

•
In January 2014, we entered into a settlement agreement with the U.K. Financial Conduct Authority as a result of our having charged six clients of our U.K. transition management business amounts in excess of the underlying contractual terms in 2010 and 2011. We agreed to and paid a fine of approximately $38 million in January 2014, which we accrued as of December 31, 2013.

In the first quarter of 2014, we recorded additional pre-tax costs in connection with our transition management business of approximately $13 million, mainly composed of securities processing costs net of accrual adjustments.
Additional information about transition management is provided under “Legal and Regulatory Matters” in note 8 to the consolidated financial statements included in this Form 10-Q.
Financial Results

•
Total revenue in the first quarter of 2014 increased 2% compared to the first quarter of 2013, as a 6% increase in aggregate servicing fee and management fee revenue and a 9% increase in securities finance revenue were partly offset by declines in trading services revenue and net interest revenue of 15% and 4%, respectively.

•
Servicing fee revenue in the first quarter of 2014 increased 5% compared to the first quarter of 2013, mainly the result of stronger global equity markets and the revenue impact of net new business installed. Servicing fees generated outside the U.S. in the first quarter of 2014 and the first quarter of 2013 were approximately 42% and 41%, respectively, of total servicing fees for those periods.

•
Management fee revenue increased 11% in the first quarter of 2014 compared to the first quarter of 2013, primarily the result of stronger global equity markets. Management fees generated outside the U.S. in the first quarter of 2014 and the first quarter of 2013 were approximately 36% and 37%,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

respectively, of total management fees for those periods.

•
In the first quarter of 2014, trading services revenue, composed of revenue generated by foreign exchange trading and revenue from brokerage and other trading services, declined 15% compared to the first quarter of 2013. Revenue from foreign exchange trading declined 8%, with estimated indirect foreign exchange revenue down 3% and direct sales and trading foreign exchange revenue down 12%, from the first quarter of 2013. Both declines were mainly the result of lower volatility, partly offset by higher client volumes. Brokerage and other trading services revenue in the first quarter of 2014 declined 22% compared to the first quarter of 2013, primarily reflective of lower client volumes in electronic trading and the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF.

•
Securities finance revenue increased 9% in the first quarter of 2014 compared to the first quarter of 2013, reflective of growth in revenue earned in connection with principal securities finance transactions, which we refer to as our enhanced custody business.

•
Net interest revenue in the first quarter of 2014 declined 4% compared to the first quarter of 2013, generally the result of lower yields on interest-earning assets, as lower global interest rates affected revenue from floating-rate assets, net of the benefit of those rates on interest expense.

Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 8 basis points to 1.30% in the first quarter of 2014 from 1.38% in the first quarter of 2013. Continued elevated levels of client deposits increased our average interest-earning assets, but negatively affected our net interest margin, as we placed a portion of these deposits with U.S. and non-U.S. central banks and earned the relatively low interest rates paid by the central banks on these balances.
Fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.

•	Total expenses in the first quarter of 2014 increased 11% compared to the first quarter of 2013. Compensation and employee benefits expenses increased 12%, primarily due to the above-described severance costs of $72 million, higher incentive compensation, and costs for additional staffing related to the installation of new business and added regulatory and compliance requirements. Compensation and employee benefits expenses in the first quarter of 2014 and the first quarter of 2013 included approximately $146 million and $118 million, respectively, associated with seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
These aggregate increases were partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.

•
Information systems and communications expenses increased 3% compared to the first quarter of 2013, primarily in connection with the planned transition of certain functions to third-party service providers in connection with the implementation of our Business Operations and Information Technology Transformation program, and costs to support new business. Transaction processing services expenses were higher by 6%, primarily the result of higher equity market values and higher transaction volumes in the investment servicing business.

•
Other expenses increased 18% in the first quarter of 2014 compared to the first quarter of 2013, primarily the result of a higher level of professional services associated with regulatory compliance, as well as securities processing costs associated with our transition management business.

•
We expect continued evolving and increasing regulatory and compliance requirements to influence our expenses by, for example, increasing our employee compensation and benefits, information systems and other expenses, as we further adjust our operations and systems in response to new or proposed requirements.

•
With respect to our Business Operations and Information Technology Transformation program, we expect to achieve additional pre-tax expense savings for full-year 2014 of approximately $130 million. These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

expenses from operations, all else being equal. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors.
Additional information with respect to our expenses, including our Business Operations and Information Technology Transformation program, is provided under “Consolidated Results of Operations - Expenses” in this Management's Discussion and Analysis.

•
In the first quarter of 2014, we secured an estimated $189 billion of new business in assets to be serviced; of the total, $125 billion was installed prior to March 31, 2014, with the remaining $64 billion expected to be installed in the remainder of 2014. We also installed approximately $77 billion of new asset servicing business in the first quarter of 2014 that we were awarded in prior periods. As of March 31, 2014, we had an estimated $136 billion of new business in assets to be serviced, including the $64 billion referenced above, that remained to be installed in future periods. New business in assets to be serviced includes assets for which we have been instructed by existing clients to provide additional services, as well as assets from new clients.

The new business not installed by March 31, 2014 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in the first quarter of 2014, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.
With respect to these new assets, we will provide various services, including accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle-office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency, and wealth management services.

•
In the first quarter of 2014, SSgA had approximately $4 billion of net new business in assets to be managed, composed primarily of $35 billion of net inflows, substantially into managed cash, partly offset by net outflows of $31 billion from ETF and institutional products. Outflows were primarily from passive equity funds.
An additional $21 billion of new business awarded to SSgA but not installed by March 31, 2014 was not included in our assets under management as of that date, and had no impact on our management fee revenue for the first quarter of 2014, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2014 compared to the first quarter of 2013 in more detail, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
Total Revenue
Additional information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2013 Form 10-K.
The following table presents the components of total revenue for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2014	2013	% Change
Fee revenue:
Servicing fees	$1,238	$1,175	5%
Management fees	292	263	11
Trading services:
Foreign exchange trading	134	146	(8)
Brokerage and other trading services	105	135	(22)
Total trading services	239	281	(15)
Securities finance	85	78	9
Processing fees and other	70	60	17
Total fee revenue	1,924	1,857	4
Net interest revenue:
Interest revenue	655	687	(5)
Interest expense	100	111	(10)
Net interest revenue	555	576	(4)
Gains (losses) related to investment securities, net	6	2
Total revenue	$2,485	$2,435	2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fee Revenue
Servicing and management fees collectively composed approximately 80% of our total fee revenue in the first quarter of 2014, compared to 77% in the first quarter of 2013. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Generally, management fees are affected by changes in month-end valuations of assets under management. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue, since a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, changes in service level and other factors, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, discussed later in this section, as well as our relationship pricing for clients using multiple services.
Asset-based management fees for actively managed products are generally charged at a higher percentage of assets under management than for passive products. Actively-managed products may also involve performance fee arrangements. Performance fees are generated when the performance of certain managed funds exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, using relevant information as of March 31, 2014 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease, over the relevant periods for or on which our servicing and management fees are calculated, in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease, over the relevant periods for or on which our servicing and management fees are calculated, in worldwide fixed-income security valuations would result in a corresponding change in our total revenue of approximately 1%.
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

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,835	1,514	21%	1,838	1,527	20%	1,872	1,569	19%
NASDAQ®	4,210	3,176	33	4,204	3,190	32	4,199	3,268	28
MSCI EAFE®	1,894	1,668	14	1,896	1,676	13	1,916	1,674	14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the components of fee revenue for the periods indicated:
FEE REVENUE

	Quarters Ended March 31,
(Dollars in millions)	2014	2013	% Change
Servicing fees	$1,238	$1,175	5%
Management fees	292	263	11
Trading services:
Foreign exchange trading	134	146	(8)
Brokerage and other trading services	105	135	(22)
Total trading services	239	281	(15)
Securities finance	85	78	9
Processing fees and other	70	60	17
Total fee revenue	$1,924	$1,857	4
Servicing Fees
Servicing fees in the first quarter of 2014 increased 5% compared to the first quarter of 2013, primarily as a result of stronger global equity markets and the revenue impact of net new business installed. In the first quarter of 2014 and the first quarter of 2013, servicing fees generated outside the U.S. were approximately 42% and 41%, respectively, of total servicing fees.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration, as of the dates indicated:
COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
Mutual funds	$6,908	$6,811	$6,275
Collective funds	6,637	6,428	5,753
Pension products(1)	5,472	5,851	5,331
Insurance and other products	8,460	8,337	8,063
Total	$27,477	$27,427	$25,422

(1) Decline as of March 31, 2014 compared to December 31, 2013 resulted primarily from the loss of assets serviced referenced later in this “Servicing Fees” section.

FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
Equities	$15,040	$15,050	$13,095
Fixed-income	9,053	9,072	9,069
Short-term and other investments	3,384	3,305	3,258
Total	$27,477	$27,427	$25,422
GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
North America	$20,540	$20,764	$19,234
Europe/Middle East/Africa	5,704	5,511	5,060
Asia/Pacific	1,233	1,152	1,128
Total	$27,477	$27,427	$25,422

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total assets under custody and administration as of March 31, 2014 compared to December 31, 2013 and compared to March 31, 2013 primarily resulted from stronger global equity markets and net shareholder subscriptions, partly offset by net losses of assets serviced. Asset levels as of March 31, 2014 did not reflect $136 billion of new business in assets to be serviced awarded to us in the first quarter of 2014 and prior periods but not installed prior to March 31, 2014. This new business will be reflected in assets under custody and administration in future periods after installation, and will generate servicing fee revenue in subsequent periods.
The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees in the first quarter of 2014 increased 11% compared to the first quarter of 2013 primarily the result of stronger global equity markets. Management fees generated outside the U.S. were approximately 36% of total management fees for the first quarter of 2014 compared to 37% for the first quarter of 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present assets under management by asset class and investment approach, ETFs by asset class, and the geographic mix of assets under management, as of the dates indicated:
ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
Equity:
Active	$42	$42	$45
Passive	1,323	1,334	1,134
Total Equity	1,365	1,376	1,179
Fixed-Income:
Active	16	16	16
Passive	320	311	325
Total Fixed-Income	336	327	341
Cash(2)	419	385	383
Multi-Asset-Class Solutions:
Active	25	23	23
Passive	108	110	99
Total Multi-Asset-Class Solutions	133	133	122
Alternative Investments(3):
Active	16	14	12
Passive	112	110	139
Total Alternative Investments	128	124	151
Total	$2,381	$2,345	$2,176

(1) As of December 31, 2013, the presentation was changed to align with the reporting of core businesses. Amounts reported as of March 31, 2013 have been adjusted for comparative purposes.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)(2)

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
Alternative Investments	$42	$39	$70
Cash	1	1	1
Equity	308	325	251
Fixed-income	36	34	32
Total Exchange-Traded Funds	$387	$399	$354

(1) Exchange-traded funds are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	March 31, 2014	December 31, 2013	March 31, 2013
North America	$1,480	$1,456	$1,362
Europe/Middle East/Africa	562	560	499
Asia/Pacific	339	329	315
Total	$2,381	$2,345	$2,176

(1) Geographic mix is based on client location or fund management location. Amounts reported as of March 31, 2013 were adjusted for comparative purposes to reflect realignment of reporting.
The increase in total assets under management as of March 31, 2014 compared to December 31, 2013 resulted from stronger global equity markets and net new business installed, as presented in the following table. The net new business of approximately $4 billion was primarily composed of $35 billion of net inflows, substantially into managed cash, partly offset by net outflows of $31 billion from ETF and institutional products. Outflows were primarily from passive equity funds.
The following table presents activity in assets under management for the twelve months ended March 31, 2014:
ASSETS UNDER MANAGEMENT

(In billions)
March 31, 2013	$2,176
Net lost business	(10)
Market appreciation	179
December 31, 2013	2,345
Net new business	4
Market appreciation	32
March 31, 2014	$2,381
The net new business of $4 billion for 2014 presented in the preceding table did not include $21 billion of new asset management business, substantially all of which was awarded to SSgA in the first quarter of 2014 but not installed prior to March 31, 2014. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Total assets under management as of March 31, 2014 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services
The following table summarizes the components of trading services revenue for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2014	2013	% Change
Foreign exchange trading:
Direct sales and trading	$71	$81	(12)%
Indirect foreign exchange trading	63	65	(3)
Total foreign exchange trading	134	146	(8)
Brokerage and other trading services:
Electronic foreign exchange trading	53	64	(17)
Other trading, transition management and brokerage	52	71	(27)
Total brokerage and other trading services	105	135	(22)
Total trading services revenue	$239	$281	(15)
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
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management and commission recapture. In addition, we act as distribution agent for the SPDR® Gold ETF. These products and services are generally differentiated by our role as an agent of the institutional investor. Revenue earned from these brokerage and other trading products and services is recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue.
FX trading revenue is influenced by three principal factors: the volume and type of client FX transactions and related spreads; currency volatility; and the management of market risk associated with currencies and interest rates. Revenue earned from direct sales and trading FX and indirect FX is recorded in FX trading revenue. Revenue earned from electronic FX trading is recorded in brokerage and other trading services revenue.

The 15% decrease in total trading services revenue for the first quarter of 2014 compared to the first quarter of 2013, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue declined 8% in the first quarter of 2014 compared to the first quarter of 2013, primarily the result of lower currency volatility and spreads, partly offset by higher client volumes.
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
In the first quarter of 2014, our estimated indirect FX revenue declined 3% compared to the first quarter of 2013, and our direct sales and trading FX revenue declined 12%. The decline in estimated indirect FX revenue mainly resulted from lower client volumes and currency volatility. The decline in direct FX revenue mainly resulted from lower currency volatility, partly offset by higher client volumes.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Total brokerage and other trading services revenue declined 22% in the first quarter of 2014 compared to the first quarter of 2013. Our clients may choose to execute FX transactions through one

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of our electronic trading platforms. This service generates revenue through a “click” fee. Revenue from such electronic FX trading declined 17% compared to the first quarter of 2013, mainly due to declines in client volumes.
Other trading, transition management and brokerage revenue declined 27% in the first quarter of 2014 compared to the first quarter of 2013. The decrease mainly resulted from a decline in distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF, partially offset by a slight increase in transition management revenue. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue.
Our revenue from transition management and related expenses in the first quarter of 2014, as well as in full-years 2013, 2012 and 2011, were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.
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
 We also participate in securities lending transactions as a principal in our enhanced custody business. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While a significant proportion of the securities furnished by us in our role as principal is sourced from third parties, we have the ability to source securities through our assets under custody and administration.
Securities finance revenue in the first quarter of 2014 increased 9% compared to the first quarter of 2013, reflective of growth in revenue earned in connection with our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue in the first quarter of 2014 increased 17% compared to the first quarter of 2013. The increase was primarily the result of higher revenue associated with our investment in bank-owned life insurance.
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
The following table presents the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Quarters Ended March 31,
	2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$33,410	$34.42%		$30,586	$31.41%
Securities purchased under resale agreements	6,631	9.53		5,649	13.95
Trading account assets	901	—	—	728	—	—
Investment securities	117,835	597	2.02	119,601	618	2.07
Loans and leases	14,602	58	1.61	12,737	56	1.77
Other interest-earning assets	13,527	1.02		9,023	1.06
Average total interest-earning assets	$186,906	$699	1.52	$178,324	$719	1.63
Interest-bearing deposits:
U.S.	$12,072	$1.03%		$13,398	$6.19%
Non-U.S.	101,282	14.06		99,720	28.11
Securities sold under repurchase agreements	8,424	—	—	7,839	—	—
Federal funds purchased	20	—	—	363	—	—
Other short-term borrowings	3,909	15	1.57	4,640	16	1.42
Long-term debt	9,668	63	2.60	7,400	56	3.03
Other interest-bearing liabilities	6,758	7.43		6,496	5.31
Average total interest-bearing liabilities	$142,133	$100.29		$139,856	$111.32
Interest-rate spread			1.23%			1.31%
Net interest revenue—fully taxable-equivalent basis		$599			$608
Net interest margin—fully taxable-equivalent basis			1.30%			1.38%
Tax-equivalent adjustment		(44)			(32)
Net interest revenue—GAAP basis		$555			$576
Average total interest-earning assets for the first quarter of 2014 were higher compared to the first quarter of 2013, the result of higher levels of cash collateral (included in other interest-earning assets in the preceding table) provided in connection with our enhanced custody business, as well as increased investment in interest-bearing deposits with banks and higher average loans and leases.
Our average other interest-earning assets associated with enhanced custody composed approximately 6% of our total average interest-earning assets for the first quarter of 2014, compared to approximately 5% for the first quarter of 2013, as this business continued to grow. While these securities finance activities support our overall profitability by generating securities finance revenue, they put downward pressure on our net interest margin, as interest on the collateral provided is earned at a lower rate than on our investment securities portfolio.
The higher level of investment in interest-bearing deposits with banks resulted from continued elevated levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our investment in senior secured bank loans.

During the past year, our clients have continued to place elevated levels of deposits with us, as low global interest rates have made deposits attractive relative to other investment options. The portion of these client deposits classified as transient in nature has been placed with various central banks globally, while deposits classified as more stable have been invested in our investment securities portfolio to support growth in other client-related activities.
Net interest revenue declined 4% in the first quarter of 2014, and on a fully taxable-equivalent basis declined 1%, compared to the first quarter of 2013. The decreases were generally the result of lower yields on interest-earning assets, as lower global interest rates affected revenue from floating-rate assets, net of the benefit of those rates on interest expense. The decrease also reflected the continued impact of the reinvestment of pay-downs on existing investment securities.
Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $1.93 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012, $137 million in 2013 and $27 million in the first quarter of 2014). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though generally in declining amounts, to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2014 to generate aggregate discount accretion in future periods of approximately $548 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 13 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks, which include cash balances maintained at the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks to satisfy reserve requirements, averaged $33.41 billion for the quarter ended March 31, 2014, compared to $30.59 billion for the quarter ended March 31, 2013, reflecting the impact of continued elevated levels of client deposits. Certain client deposits were classified as transient in nature and were placed with various central banks globally. If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 AAverage investment securities decreased to $117.84 billion for the quarter ended March 31, 2014 from $119.60 billion for the quarter ended March 31, 2013. The decrease was generally the result of an asset allocation shift from the investment portfolio to loans and leases. Detail with respect to the investment portfolio as of March 31, 2014 and December 31, 2013 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and leases averaged $14.60 billion for the quarter ended March 31, 2014, compared to $12.74 billion for the quarter ended March 31, 2013. The increase was mainly related to mutual fund lending and our investment in senior secured bank loans, which in the aggregate averaged $10.02 billion for the quarter ended March 31, 2014 compared to $8.11 billion, the latter of which was all mutual fund lending, for the quarter ended March 31, 2013.
Average loans and leases also include short-duration advances. The proportion of average short-duration liquidity to our average loan-and-lease portfolio declined to approximately 24% for the quarter ended March 31, 2014 from approximately 27% for the quarter ended March 31, 2013. Short-duration advances provide liquidity to clients in support of their investment activities related to securities settlement.
The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended March 31,
(In millions)	2014	2013
Average U.S. short-duration advances	$2,079	$2,089
Average non-U.S. short-duration advances	1,411	1,401
Average total short-duration advances	$3,490	$3,490
Average short-duration advances for the quarter ended March 31, 2014 were flat compared with the quarter ended March 31, 2013. Average short-duration advances remained low, mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $13.53 billion for the quarter ended March 31, 2014 from $9.02 billion for the quarter ended March 31, 2013. The increased levels were primarily the result of higher levels of cash collateral provided in connection with our enhanced custody business.
Aggregate average interest-bearing deposits were flat at $113.35 billion for the quarter ended March 31, 2014 from $113.12 billion for the quarter ended March 31, 2013. Higher levels of non-U.S. transaction accounts were offset by a decline in U.S. certificates of deposit, the latter in connection with our liability management. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $3.91 billion for the quarter ended March 31, 2014 from $4.64 billion for the quarter ended March 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2013, as higher levels of client deposits provided additional liquidity. Average long-term debt increased to $9.67 billion for the quarter ended March 31, 2014 from $7.40 billion for the quarter ended March 31, 2013. The increase primarily reflected the issuances of $1.5 billion of senior and subordinated debt in May 2013 and the issuance of $1.0 billion of senior debt in November 2013.
 Average other interest-bearing liabilities increased to $6.76 billion for the quarter ended March 31, 2014 from $6.50 billion for the quarter ended March 31, 2013, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
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
Based on market conditions and other factors, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our net interest revenue and net interest margin.
Gains (Losses) Related to Investment Securities, Net
The following table presents net realized gains from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended March 31,
(In millions)	2014	2013
Net realized gains from sales of available-for-sale securities	$15	$5
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	—
Losses reclassified (from) to other comprehensive income	(8)	(3)
Net impairment losses(1)	(9)	(3)
Gains (losses) related to investment securities, net	$6	$2

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(9)	$—
Impairment associated with adverse changes in timing of expected future cash flows	—	(3)
Net impairment losses	$(9)	$(3)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first quarter of 2014, we sold approximately $1.82 billion of such investment securities, compared to approximately $2.75 billion in the first quarter of 2013, and recorded net realized gains of $15 million and $5 million, respectively, as presented in the preceding table.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Expenses
The following table presents the components of expenses for the periods indicated:

	Quarters Ended March 31,
(Dollars in millions)	2014	2013	% Change
Compensation and employee benefits	$1,157	$1,035	12%
Information systems and communications	244	237	3
Transaction processing services	191	180	6
Occupancy	114	116	(2)
Acquisition costs	21	15
Restructuring charges, net	12	(1)
Other:
Professional services	105	79	33
Amortization of other intangible assets	54	53	2
Securities processing costs	23	5
Regulatory fees and assessments	19	15
Other	88	92	(4)
Total other	289	244	18
Total expenses	$2,028	$1,826	11
Number of employees as of quarter-end	29,530	29,500
Expenses
Total expenses in the first quarter of 2014 increased 11% compared to the first quarter of 2013.
The 12% increase in compensation and employee benefits expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the severance costs of $72 million, more fully described below, recorded in the first quarter of 2014, higher incentive compensation, and costs for additional staffing associated with the installation of new business and added regulatory and compliance requirements. Compensation and employee benefits expenses in the first quarter of 2014 and the first quarter of 2013 included approximately $146 million and $118 million, respectively, associated with seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
These increases were partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.
In the first quarter of 2014, we recorded $72 million of severance costs associated with staff reductions. These reductions were undertaken in connection with the realignment of our cost base to support our investments in growth opportunities and meet evolving regulatory requirements.

Compensation and employee benefits expenses in the first quarter of 2014 included approximately $12 million of costs related to the implementation of our Business Operations and Information Technology Transformation program, compared to approximately $23 million in the first quarter of 2013. These costs are not expected to recur subsequent to full implementation of the program, planned for the end of 2014.
The 3% increase in information systems and communications expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of the planned transition of certain functions to third-party service providers as part of the Business Operations and Information Technology Transformation program, and costs to support new business.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
The 6% increase in transaction processing services expenses in the first quarter of 2014 compared to the first quarter of 2013 primarily reflected higher equity market values and higher transaction volumes in the investment servicing business.
The 18% increase in other expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of a higher level of professional services associated with regulatory compliance, as well as securities processing costs associated with our transition management business. Additional information about transition management is provided under “Highlights” in this Management's Discussion and Analysis and in note 8 to the consolidated financial statements included in this Form 10-Q.
We expect continued evolving and increasing regulatory and compliance requirements to influence our expenses by, for example, increasing our employee compensation and benefits, information systems and other expenses, as we further adjust our operations and systems in response to new or proposed requirements.
Acquisition Costs
In the first quarter of 2014, we recorded acquisition costs of $21 million compared to $15 million in the first quarter of 2013, with both amounts related to previously disclosed acquisitions, mainly

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

our October 2012 acquisition of Goldman Sachs Administration Services.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the following sections.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs.
With respect to our business operations, we are standardizing certain core business processes,

primarily through our execution of the State Street Lean methodology, and driving automation of these business processes. We are currently creating a new technology platform, including transferring certain core software applications to a private cloud, and have expanded our use of third-party service providers associated with components of our information technology infrastructure and application maintenance and support. We transferred the majority of our core software applications to a private cloud in 2013, and we expect to transfer the remaining core software applications in 2014.
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $390 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
2013	13	13	(1)	25
First quarter of 2014	6	3	—	9
Total	$236	$94	$60	$390
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued implementation of the business operations transformation component of the program, we identified 1,436 additional involuntary terminations. As of March 31, 2014, we eliminated 1,375 of these positions.
In connection with the continuing implementation of the program, we achieved incremental pre-tax expense savings of approximately $220 million in 2013, $112 million in

2012 and $86 million in 2011, in each case compared to our 2010 expenses from operations, all else being equal. We expect to achieve additional pre-tax expense savings in 2014 of approximately $130 million.
These pre-tax expense savings relate only to the Business Operations and Information Technology Transformation program and are based on projected improvement from our total 2010 expenses from operations, all else being equal. Our actual total expenses have increased since 2010, and may in the future increase or decrease, due to other factors. The majority of the annual savings have affected compensation and employee benefits expenses. These savings have been modestly offset by increases in information systems and communications expenses.
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
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $139 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
2013	(4)	7	3
First quarter of 2014	—	3	3
Total	$125	$14	$139
Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations of 960 employees (630 positions after replacements).  As of March 31, 2014, we substantially completed these reductions.

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for 2011 expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	13	13	(1)	—	—	25
Additional accruals for 2012 expense control measures	(4)	—	—	—	7	3
Payments and adjustments	(154)	(13)	(4)	—	(13)	(184)
Balance as of December 31, 2013	50	49	—	—	7	106
Additional accruals for Business Operations and Information Technology Transformation program	6	3	—	—	—	9
Additional accruals for 2012 expense control measures	—	—	—	—	3	3
Payments and adjustments	(17)	(12)	—	—	(2)	(31)
Balance as of March 31, 2014	$39	$40	$—	$—	$8	$87

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense was $92 million in the first quarter of 2014 compared to $145 million in the first quarter of 2013. Our effective tax rate in the first quarter of 2014 was 20.3%, compared to 23.8% for the same period in 2013, with the decline primarily associated with our expansion of our tax-exempt investment securities portfolio and an increase in tax-advantaged investments, primarily renewable energy.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 25 to the consolidated financial statements included in our 2013 Form 10-K.
The following table provides a summary of our line-of-business results for the periods indicated. The “Other” column for the first quarter of 2014 included $72 million of severance costs associated with staff reductions; $33 million of acquisition and restructuring costs; and $6 million of net provisions for litigation exposure and other costs. The “Other” column for the first quarter of 2013 included $14 million of net acquisition and restructuring costs. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for 2013 reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

	Quarters Ended March 31,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2014	2013	% Change Q1 2014 vs. Q1 2013	2014	2013	% Change Q1 2014 vs. Q1 2013	2014	2013	2014	2013
Fee revenue:
Servicing fees	$1,238	$1,175	5%	$—	$—		$—	$—	$1,238	$1,175
Management fees	—	—		292	263	11%	—	—	292	263
Trading services	227	257	(12)	12	24	(50)	—	—	239	281
Securities finance	85	78	9	—	—		—	—	85	78
Processing fees and other	69	55	25	1	5		—	—	70	60
Total fee revenue	1,619	1,565	3	305	292	4	—	—	1,924	1,857
Net interest revenue	538	557	(3)	17	19	(11)	—	—	555	576
Gains (losses) related to investment securities, net	6	2		—	—		—	—	6	2
Total revenue	2,163	2,124	2	322	311	4	—	—	2,485	2,435
Provision for loan losses	2	—		—	—		—	—	2	—
Total expenses	1,673	1,590	5	244	222	10	111	14	2,028	1,826
Income before income tax expense	$488	$534	(9)	$78	$89	(12)	$(111)	$(14)	$455	$609
Pre-tax margin	23%	25%		24%	29%				18%	25%
Average assets (in billions)	$212.2	$204.4		$3.4	$3.9				$215.6	$208.3
Investment Servicing
Total revenue and total fee revenue in the first quarter of 2014 for our Investment Servicing line of business, as presented in the preceding table, increased 2% and 3%, respectively, compared to the first quarter of 2013. The 3% increase in total fee revenue mainly resulted from increases in servicing fees, securities finance revenue, and processing fees and other revenue, partly offset by a decline in trading services revenue.
Servicing fees in the first quarter of 2014 increased 5% compared to the first quarter of 2013,

primarily the result of stronger global equity markets and the revenue impact of net new business installed.
Trading services revenue in the first quarter of 2014 declined 12% compared to the first quarter of 2013, mainly due to lower currency volatility and spreads, partly offset by increases in client volumes, in foreign exchange trading, and lower client volumes in electronic trading.
Securities finance revenue in the first quarter of 2014 increased 9% compared to the first quarter of 2013, primarily the result of higher revenue in our growing enhanced custody business. Processing fees and other revenue in the first quarter of 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

increased 25% compared to the first quarter of 2013, primarily due to higher revenue associated with our investment in bank-owned life insurance.
Servicing fees, securities finance revenue, and gains (losses) related to investment securities, net, for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” “Securities Finance Revenue,” and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. Discussions of trading services and processing fees and other revenue are provided in “Trading Services” and “Processing Fees and Other” under “Total Revenue.”
Net interest revenue in the first quarter of 2014 decreased 3% compared to the first quarter of 2013. The decrease was primarily due to the impact of lower yields on interest-earning assets, as lower global interest rates affected revenue from floating-rate assets, net of the benefit of these rates on interest expense. The decrease also reflected the continued impact of the reinvestment of pay-downs on existing investment securities. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses in the first quarter of 2014 increased 5% compared to the first quarter of 2013. Compensation and employee benefits expenses increased, primarily due to higher incentive compensation, and higher costs associated with the installation of new business and additional regulatory and compliance requirements. The increase was partly offset by savings generated from the continued implementation of our Business Operations and Information Technology Transformation program.
Information systems and communications expenses increased, primarily due to the planned transition of certain functions to third-party service providers, as well as higher maintenance costs associated with the new technology implemented as part of the Business Operations and Information Technology Transformation program. Transaction processing services expenses increased in the same comparison, primarily reflective of higher equity market values and higher transaction volumes in the asset servicing business.
Other expenses increased, primarily the result of higher professional services costs associated with regulatory compliance. A more detailed discussion of expenses is provided under “Expenses” in “Consolidated Results of Operations.”

Investment Management
Total revenue and total fee revenue in the first quarter of 2014 for our Investment Management line of business, as presented in the preceding table, both increased 4% compared to the first quarter of 2013. The increase in total fee revenue was generally reflective of an increase in management fees, partly offset by a decline in trading services revenue.
Management fees in the first quarter of 2014 increased 11% compared to the first quarter of 2013, primarily due to stronger global equity markets. Trading services revenue declined 50% in the same comparison, mainly due to the impact of lower distribution fees associated with the SPDR® Gold ETF, which resulted from lower average gold prices and net outflows from the SPDR® Gold ETF.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses in the first quarter of 2014 increased 10% compared to the first quarter of 2013, mainly reflective of higher incentive compensation, higher sales promotion expenses, and an increase in technology-related contractors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the quarters ended March 31, 2014 and 2013. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

Quarters Ended March 31,	2014	2013
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$33,410	$30,586
Securities purchased under resale agreements	6,631	5,649
Trading account assets	901	728
Investment securities	117,835	119,601
Loans and leases	14,602	12,737
Other interest-earning assets	13,527	9,023
Average total interest-earning assets	186,906	178,324
Cash and due from banks	4,618	3,984
Other noninterest-earning assets	24,045	25,957
Average total assets	$215,569	$208,265
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$12,072	$13,398
Non-U.S.	101,282	99,720
Total interest-bearing deposits	113,354	113,118
Securities sold under repurchase agreements	8,424	7,839
Federal funds purchased	20	363
Other short-term borrowings	3,909	4,640
Long-term debt	9,668	7,400
Other interest-bearing liabilities	6,758	6,496
Average total interest-bearing liabilities	142,133	139,856
Noninterest-bearing deposits	40,711	34,061
Other noninterest-bearing liabilities	12,034	13,509
Preferred shareholders’ equity	722	489
Common shareholders’ equity	19,969	20,350
Average total liabilities and shareholders’ equity	$215,569	$208,265

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following tables present the carrying values of investment securities by type as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,963	$709
Mortgage-backed securities	23,092	23,563
Asset-backed securities:
Student loans(1)	14,280	14,542
Credit cards	7,237	8,210
Sub-prime	1,155	1,203
Other	4,880	5,064
Total asset-backed securities	27,552	29,019
Non-U.S. debt securities:
Mortgage-backed securities	11,196	11,029
Asset-backed securities	4,994	5,390
Government securities	3,692	3,761
Other	4,984	4,727
Total non-U.S. debt securities	24,866	24,907
State and political subdivisions	10,444	10,263
Collateralized mortgage obligations	5,262	5,269
Other U.S. debt securities	4,946	4,980
U.S. equity securities	36	34
Non-U.S. equity securities	1	1
U.S. money-market mutual funds	993	422
Non-U.S. money-market mutual funds	7	7
Total	$99,162	$99,174

(In millions)	March 31, 2014	December 31, 2013
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,096	$5,041
Mortgage-backed securities	81	91
Asset-backed securities:
Student loans(1)	1,889	1,627
Credit cards	897	762
Other	738	782
Total asset-backed securities	3,524	3,171
Non-U.S. debt securities:
Mortgage-backed securities	4,323	4,211
Asset-backed securities	2,399	2,202
Government securities	2	2
Other	192	192
Total non-U.S. debt securities	6,916	6,607
State and political subdivisions	16	24
Collateralized mortgage obligations	2,709	2,806
Total	$18,342	$17,740

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
Our portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of March 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the percentages of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	March 31, 2014	December 31, 2013
AAA(1)	70%	70%
AA	19	19
A	6	6
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2014, the investment portfolio of 10,040 securities was diversified with respect to asset class. As of March 31, 2014 and December 31, 2013, approximately 72% and 74%, respectively, of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The asset-backed portfolio, of which approximately 97% of the carrying value as of both dates was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
In December 2013, U.S. regulators issued final regulations to implement the so-called “Volcker rule,” one of many provisions of the Dodd-Frank Act. The Volcker rule will, among other things, require banking organizations covered by the rule to either restructure or divest certain investments in and relationships with “covered funds,” as defined in the final Volcker rule regulations. The classification of certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, as “covered funds” remains subject to market, and ultimately regulatory, interpretation, based on the specific terms and other characteristics relevant to such investment securities and structures.
As of March 31, 2014, we held an aggregate of approximately $5.45 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $120 million, composed of gross unrealized gains of $137 million and gross unrealized losses of $17 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are “covered funds,” we will be required to divest such investments if we are unable to “cure” those investments before the conformance period ends on July 21, 2017. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio as of both March 31, 2014 and December 31, 2013 was composed of non-U.S. debt securities.
The following table presents our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Available for Sale:
United Kingdom	$9,238	$9,357
Australia	3,694	3,551
Netherlands	3,528	3,471
Canada	2,352	2,549
France	1,516	1,581
Germany	1,384	1,410
Japan	991	971
South Korea	837	744
Finland	378	397
Norway	368	369
Sweden	143	142
Italy	142	—
Austria	83	83
Other	212	282
Total	$24,866	$24,907
Held to Maturity:
Australia	$2,295	$2,216
Germany	1,536	1,263
United Kingdom	1,414	1,474
Netherlands	970	934
Italy	266	270
Spain	204	206
Ireland	84	86
Other	147	158
Total	$6,916	$6,607
Approximately 90% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2014 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2013, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2014 and December 31, 2013, approximately 74% and 72%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk. As of March 31, 2014, these non-U.S. debt securities had an average market-to-book ratio of 101.4%, and an aggregate pre-tax net unrealized gain of approximately $457 million, composed of gross unrealized gains of $504 million and gross unrealized losses of $47 million. These unrealized amounts included a pre-tax net unrealized gain of $295 million, composed of gross unrealized gains of $313 million and gross unrealized losses of $18 million, associated with non-U.S. debt securities available for sale.
As of March 31, 2014, the underlying collateral for these mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt. The securities listed under “France” were composed of automobile loans and corporate debt. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities. The “other” category of available-for-sale securities as of March 31, 2014 included approximately $73 million related to Portugal and Ireland, and as of December 31, 2013 included approximately $133 million related to Portugal, Ireland and Spain, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities as of March 31, 2014 and December 31, 2013 included approximately $43 million and $44 million, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of March 31, 2014 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries as of March 31, 2014 totaled approximately $812 million, including approximately $647 million of mortgage- and asset-backed securities, composed of $204 million in Spain, $243 million in Italy, $120 million in Ireland and $80 million in Portugal. These mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $91 million as of March 31, 2014, composed of gross unrealized gains of $96 million and gross unrealized losses of $5 million. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in either the first quarter of 2014 or the first quarter of 2013.
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
Country risks with respect to Spain, Italy, Ireland and Portugal are identified, assessed and monitored by our Country Risk Committee. Country limits are defined in our credit and counterparty risk guidelines, in conformity with our credit and counterparty risk policy. These limits are monitored on a daily basis by Enterprise Risk Management, or ERM, a corporate risk oversight group (refer to “Risk Management” in this Management's Discussion and Analysis for a description of ERM). These country exposures are subject to ongoing surveillance and stress test analysis, conducted by our investment portfolio management team. The stress tests performed reflect the structure and nature of the exposure, its past and projected future performance based on macroeconomic and environmental analysis, with key underlying assumptions varied under a range of scenarios, reflecting downward pressure on collateral performance. The results of the stress tests are presented to senior management and ERM as part of the surveillance process.
In addition, ERM separately conducts cash-flow-based stress-test analyses and evaluates the structured asset exposures in these countries for the assessment of other-than-temporary impairment. The assumptions used in these evaluations reflect the structure and expected downward pressure on collateral performance. Stress scenarios are subject to regular review, and are updated to reflect changes in the economic environment, measures taken in response to the sovereign debt crisis and collateral performance.
 Municipal Securities
We carried an aggregate of approximately $10.46 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of March 31, 2014. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

provided approximately $7.82 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement.
The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $18.28 billion as of March 31, 2014 and $18.45 billion as of December 31, 2013 across our businesses, grouped by state to display geographic dispersion:

March 31, 2014	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,251	$1,628	$2,879	16%
New York	940	996	1,936	11
California	394	1,373	1,767	10
Massachusetts	980	756	1,736	10
Maryland	393	626	1,019	6
Total	$3,958	$5,379	$9,337

December 31, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,233	$1,628	$2,861	16%
New York	919	1,000	1,919	10
Massachusetts	967	759	1,726	9
California	373	1,266	1,639	9
Maryland	327	643	970	5
Total	$3,819	$5,296	$9,115
Our aggregate municipal securities exposure presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 87% of the obligors rated “AAA” or “AA” as of March 31, 2014, compared to approximately 84% rated “AAA” or “AA” as of December 31, 2013. As of March 31, 2014, approximately 63% and 35% of our aggregate exposure was associated with general obligation and revenue bonds, respectively, compared to 64% and 34%, respectively, as of December 31, 2013. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically; the states that represent our largest exposure are widely dispersed across the U.S.
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
The following table presents the amortized cost and fair value, and associated net unrealized gains and losses, of investment securities available for sale and held to maturity as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	March 31, 2014(1)			December 31, 2013(1)
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(2)	$98,770	$392	$99,162	$99,159	$15	$99,174
Held to maturity(2)	18,342	(16)	18,326	17,740	(180)	17,560
Total investment securities	117,112	376	117,488	116,899	(165)	116,734
Net after-tax unrealized gain (loss)		$226			$(96)

(1) Amounts excluded the remaining net unrealized losses primarily related to reclassifications of securities available for sale to securities held to maturity in 2008, recorded in accumulated other comprehensive income, or AOCI, within shareholders' equity in our consolidated statement of condition. Additional information is provided in note 10 to the consolidated financial statements included in this Form 10-Q.
(2) Securities available for sale are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. Securities held to maturity are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.

The aggregate improvement to a net unrealized gain as of March 31, 2014 from a net unrealized loss as of December 31, 2013 presented above was primarily attributable to narrowing spreads in the first quarter of 2014.
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
In the aggregate, we recorded net losses from other-than-temporary impairment of $9 million in the first quarter of 2014, compared to $3 million in the first quarter of 2013. Additional information with respect to this other-than-temporary impairment and net impairment losses, as well as information about our assessment of impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of December 31, 2013, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 21% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of March 31, 2014 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicates, as of March 31, 2014, that our investment securities portfolio remains less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates.
The residential mortgage servicing environment continues to be challenging. The time line to liquidate distressed loans continues to extend, but to a lesser degree as a result of strengthening in the national housing market. The rate at which distressed residential mortgages are liquidated may affect, among other things, our investment securities portfolio. Such effects could include the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities, which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.

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
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. We estimate, for example, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate more than we expected as of March 31, 2014, other-than-temporary impairment could increase by a range of approximately $11 million to $40 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first quarter of 2014, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of March 31, 2014 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Institutional:
U.S.	$12,434	$10,623
Non-U.S.	3,446	2,654
Commercial real estate:
U.S.	234	209
Total loans and leases	16,114	13,486
Allowance for loan losses	(30)	(28)
Loans and leases, net of allowance for loan losses	$16,084	$13,458
The increase in loans in the institutional segment presented in the preceding table was mainly related to an increase in mutual fund lending, higher levels of short-duration advances, and our continued investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans, that we began in 2013. Aggregate short-duration advances to our clients included in the institutional segment were $4.83 billion and $2.45 billion as of March 31, 2014 and December 31, 2013, respectively. Senior secured bank loans are more fully described below.
Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2013 Form 10-K.
As of March 31, 2014 and December 31, 2013, our investment in senior secured bank loans totaled approximately $1.15 billion and $724 million, respectively. In addition, we had binding unfunded commitments as of March 31, 2014 and December 31, 2013 totaling an additional $120 million and $211 million, respectively, to participate in such syndications. We expect to increase our level of participation in these loan syndications in future periods.
These loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 93% of the loans rated “BB” or “B” as of March 31, 2014, compared to 94% as of as of December 31, 2013. In an effort to mitigate the significant exposure to potential credit losses presented by these loans relative to higher-rated loans, we limit our investment to larger, more liquid credits underwritten by major global financial institutions, we apply our internal credit analysis process to each potential investment, and we diversify our exposure by counterparty and industry segment. As of March 31, 2014, our allowance for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

loan losses included approximately $8 million related to these commercial-and-financial loans.
As of March 31, 2014 and December 31, 2013, unearned income deducted from our investment in leveraged lease financing was $119 million and $121 million, respectively, for U.S. leases and $281 million and $298 million, respectively, for non-U.S. leases.
As of both March 31, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first quarter of 2014 or in all of 2013.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Quarters Ended March 31,
(In millions)	2014	2013
Allowance for loan losses:
Beginning balance	$28	$22
Provision for loan losses:
Institutional	2	—
Ending balance	$30	$22
The provision in the first quarter of 2014 was associated with our exposure to the above-described senior secured bank loans. These loans were purchased in connection with our participation in loan syndications in the non-investment-grade lending market beginning in 2013.
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
Additional information with respect to the nature of our cross-border outstandings is provided under “Financial Condition - Cross-Border Outstandings” in

Management's Discussion and Analysis included in our 2013 Form 10-K.
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 18% and 19% of our consolidated total assets as of March 31, 2014 and December 31, 2013, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2014
United Kingdom	$13,662	$1,328	$14,990
Australia	7,210	209	7,419
Japan	6,618	133	6,751
Germany	4,509	406	4,915
Netherlands	4,582	135	4,717
France	2,849	673	3,522
Canada	2,709	500	3,209
December 31, 2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050
There were no aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets as of March 31, 2014. As of December 31, 2013, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $1.85 billion in China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents our cross-border outstandings in Italy, Ireland, Spain and Portugal as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2014
Italy	$1,012	$1	$1,013
Ireland	408	240	648
Spain	204	15	219
Portugal	80	—	80
December 31, 2013
Italy	$763	$2	$765
Ireland	369	304	673
Spain	271	11	282
Portugal	78	—	78
As of March 31, 2014, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any provisions for loan losses with respect to any of our exposure in these countries as of March 31, 2014.
Risk Management
General
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. State Street’s risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk, including execution, technology, business practice and fiduciary risks;

•
market risk, including market risk associated with our trading activities and market risk associated with our non-trading, or asset-and-liability management, activities, the latter of which is primarily composed of interest-rate risk;

•	model risk; and

•	business risk, including reputational risk.
These material risks, as well as certain of the factors underlying each of these risks that could affect our businesses, our consolidated results of operations and our consolidated financial condition, are discussed in detail under Item 1A, “Risk Factors,” included in our 2013 Form 10-K.

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
Our risk management is based on the following major principles:

•	A culture of risk awareness that extends across all of our business activities;

•	The identification, classification and quantification of State Street's material risks;

•	The establishment of our risk appetite and associated limits and policies, and our compliance with these limits;

•	The establishment of a risk management structure at the “top of the house” that enables the control and coordination of risk-taking across the business lines;

•	The implementation of stress testing practices and a dynamic risk-assessment capability; and

•	The overall flexibility to adapt to the ever-changing business and market conditions.
Our Risk Appetite Statement outlines the quantitative limits and qualitative goals that define our risk appetite, as well as the responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. The Risk Appetite Statement is established by management with the guidance of Enterprise Risk Management, or ERM, a corporate risk oversight group, in conjunction with our Board of Directors. The Board formally reviews and approves our Risk Appetite Statement annually.
The Risk Appetite Statement describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our Risk Appetite Statement, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress-testing process and practices is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

provided under “Capital” in this Management’s Discussion and Analysis.
The following table provides a reference to the disclosures about our management of significant risks provided herein.

Form 10-Q Page Number
Risk Governance and Structure	33
Credit Risk Management	36
Liquidity Risk Management	38
Operational Risk Management	42
Market Risk Management	44
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
The responsibilities for effective review and challenge reside with senior managers, oversight committees, Corporate Audit, the Board's RCC and, ultimately, the Board. While we believe that our risk management program is effective in managing the risks in our businesses, internal and external factors may create risks that cannot always be identified or anticipated.
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, sovereign exposure, new business products, regulatory compliance and ethics, as well as operational, market, liquidity and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect State Street.
We maintain a risk governance committee structure which serves as the formal governance mechanism through which we seek to undertake the consistent identification, discussion and management of various risks facing State Street in connection with its business activities. This governance structure is enhanced and integrated through multi-disciplinary involvement, particularly through ERM. The following chart presents this structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RISK GOVERNANCE COMMITTEE STRUCTURE

Board Oversight	Risk and Capital Committee of the Board of Directors (RCC)	Examining & Audit Committee of the Board of Directors (E&A)

Senior Management Oversight	Management Risk and Capital Committee (MRAC)	Business Conduct Review Committee (BCRC)	Technology and Operational Risk Committee (TORC)

Risk Committees

Asset, Liability and Capital Committee (ALCCO)	Credit Risk and Policy Committee	Country Risk Committee	Trading and Markets Risk Committee (TMRC)	Securities Finance Risk Management Committee	Model Assessment Committee (MAC)	Basel ICAAP Oversight Committee (BIOC)

Mandate	Oversight of interest rate risk, liquidity risk and capital adequacy	Oversight of credit and counterparty risk	Oversight of country risk and international exposure	Senior risk committee governing all global markets trading activities	Oversight of Securities Finance and collateral reinvestment activities	Oversight of model deployment	Oversight of Basel II and Basel III program

CCAR Steering Committee(1)	Recovery and Resolution Planning Executive Steering Group	New Business and Product Committee	Compliance and Ethics Committee	Fiduciary Review Committee	Operational Risk Committee (ORC)	Technology Risk Governance Committee

Mandate	Oversight of CCAR stress-testing program	Oversight of process for development of recovery and resolution plans	Oversight of evaluation of risk inherent in new products and services and new business	Oversight of compliance programs including employee ethics standards	Oversight of corporate-wide fiduciary risk	Oversight of corporate-wide operational risk	Oversight of corporate-wide technology risk

(1) Oversees the submission of capital plans in connection with the Federal Reserve's annual Comprehensive Capital Analysis and Review, or CCAR, process.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

dimensions, for consolidated reporting, for setting the enterprise-level risk appetite framework and associated limits and policies, and for dynamic risk assessment across State Street.
The Board's RCC is responsible for oversight related to our assessment and management of risk, including credit, liquidity, operational, fiduciary, market, interest-rate and business risks and related policies. In addition, the RCC provides oversight on strategic capital governance principles and controls, and monitors capital adequacy in relation to risk. The RCC is also responsible for discharging certain duties and obligations of the Board under applicable Basel and other regulatory requirements. The Chief Financial Officer, together with the CRO, attend meetings of the RCC.
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
The committee is co-chaired by our CRO and Chief Financial Officer. In addition, the MRAC regularly presents a report to the Board’s RCC outlining developments in the risk environment and performance trends in our key business areas.
The Business Conduct Review Committee, or BCRC, provides additional risk governance and leadership, by overseeing State Street's business practices and reinforcing our commitment to the highest standards of ethical conduct. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CRO and our Chief Legal Officer.
The Technology and Operational Risk Committee, or TORC, oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. The TORC may meet jointly with the MRAC periodically to review or approve common areas of interest such as risk frameworks and policies. The TORC is co-chaired by our CRO and the Head of Global Operations, Technology and Product Development.
Risk Committees
Our Asset, Liability and Capital Committee, or ALCCO, is a risk committee that oversees the management of our consolidated statement of condition, the management of our global liquidity and our interest-rate risk positions, our regulatory and economic capital, the determination of the framework for capital allocation and strategies for capital structure, and issuances of debt and equity securities. ALCCO’s roles and responsibilities are designed to work complementary to, and be coordinated with, the MRAC, which approves State Street’s balance sheet strategy and related activities. ALCCO is chaired by our Treasurer and directly reports into the MRAC.
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
AND RESULTS OF OPERATIONS (Continued)

financial models utilized by our business units;

▪
The Basel / ICAAP Oversight Committee, or BIOC, reviews and assesses compliance with regulatory capital rules, and oversees initiatives related to the development and enhancement of relevant reporting capabilities;

▪
The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with CCAR and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario;

▪	The Recovery and Resolution Planning Executive Steering Group oversees the development of recovery and resolution plans as required by banking regulators;

▪
The New Business and Product Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, as well as divestitures, restructurings and outsourcing arrangements; evaluations include economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;

•	The Compliance and Ethics Committee provides review and oversight of State Street's compliance programs, including its culture of compliance and high standards of ethical behavior;

▪	The Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity;

▪
The Operational Risk Committee provides cross-business oversight of operational risk to identify, measure, manage and control operational risk in an effective and consistent manner across State Street; and

▪	The Technology Risk Governance Committee provides regular reporting to the TORC and escalates technology risk issues to the TORC, as appropriate.
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

▪	Settlement risk is the risk that the settlement or clearance of transactions will fail, and arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
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

▪
We assign credit approval authorities to individuals according to their qualifications, experience and training, and review these authorities periodically; our largest exposures require approval by the Credit Committee, a sub-committee of the Credit Risk and Policy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Committee; for certain small and low-risk extensions of credit, for certain counterparty types, approval authority has been granted to individuals outside of ERM;

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
A number of local committees within State Street are responsible for overseeing credit risk. The Credit Risk and Policy Committee is responsible for approving policies and procedures, determining risk appetite and for routine monitoring of State Street’s credit-risk portfolio. The Credit Committee, a sub-committee of the Credit Risk and Policy Committee, has primary responsibility for the largest and higher-risk extensions of credit to individual obligors, or groups of obligors. Both committees provide periodic updates to the MRAC and the Board's RCC.
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

•
Periodic business unit reviews, focusing on the assessment of credit analysis, policy compliance, prudent transaction structure and underwriting standards, administration and documentation, risk-rating integrity, and relevant trends;

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
Ongoing active monitoring and management of credit risk is an integral part of our credit risk management activities. A surveillance and credit review process is followed by both our business units and by ERM.
Credit Risk Mitigation
Techniques used to mitigate our counterparty credit risk include collateralizing our exposures; securing our exposures with a third-party guarantee; maintaining a security interest against assets under custody; exercising our legal right of offset; or buying credit insurance to offset our risk. We primarily accept cash, equities, and government securities as collateral. While we may use one or more of the foregoing techniques as protection with respect to a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

specific counterparty, we may also have multiple credit exposures to such counterparty, and all of our credit protection techniques may not be applicable to each type of credit exposure. In certain circumstances, we have credit exposure that is not secured.
Although we do not provide credit risk protection or trade in credit default swaps, we have purchased a small number of credit default swaps for hedging purposes. Due to the immaterial notional amount of these swaps, we do not formally recognize the benefits of these credit derivatives.
Reserve for Credit Losses
We maintain an allowance for loan losses to support our on-balance sheet credit exposures. We also maintain a reserve for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the reserve for credit losses. Review and evaluation of the adequacy of the reserve for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and expected economic conditions and their effect on our counterparties. Additional information about the allowance for loan losses is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
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
We generally manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of March 31, 2014, the value of the parent company's net liquid assets totaled $4.76 billion, compared with $4.42 billion as of December 31, 2013. Our parent company's liquid assets generally consist of overnight placements with its banking subsidiaries.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of March 31, 2014 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan, and routine management reporting to ALCCO and the Board's RCC.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

•
Stress testing and contingent funding planning are longer-term strategic liquidity risk management practices. Regular and ad hoc liquidity stress testing are performed under various severe but plausible scenarios at the consolidated level and at significant subsidiaries, including State Street Bank. These tests contemplate severe market and State Street-specific events under various time horizons and severities. Tests contemplate the impact of material changes in key funding sources, credit ratings, additional collateral requirements, contingent uses of funding, systemic shocks to the financial markets, and operational failures based on market and State Street-specific assumptions. The stress tests evaluate the required level of funding versus available sources in an adverse environment. As stress testing contemplates potential forward-looking scenarios, results also serve as a trigger to activate specific liquidity stress levels and contingent funding actions.

Contingency Funding Plans, or “CFPs”, are designed to assist senior management with decision-making associated with any contingency funding response to a possible or actual crisis scenario. The CFPs define roles, responsibilities and management actions to be taken in the event of deterioration of our liquidity profile caused by either a State Street-

specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
Liquidity Risk Metrics
In managing our liquidity, we employ early warning indicators and metrics. Early warning indicators are intended to detect situations which may result in a liquidity stress, including changes in our common stock price and the spread on our long-term debt. Additional metrics that are critical to the management of our consolidated statement of condition and monitored as part of our routine liquidity management include measures of our fungible cash position, purchased wholesale funds, unencumbered liquid assets, deposits, and the total of investment securities and loans as a percentage of total client deposits.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which generally consists of unencumbered highly liquid securities, cash and cash equivalents carried in our consolidated statement of condition. We restrict the eligibility of securities for asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities) and selected non-U.S. Government and supranational securities, which generally are more liquid than other types of assets. The following table presents the components of our asset liquidity balance as of the dates, or for the periods, indicated:

(In millions)	March 31, 2014	December 31, 2013
Asset Liquidity:
Highly liquid short-term investments(1)	$75,796	$64,257
Investment securities	21,612	22,322
Total	$97,408	$86,579

	Quarters Ended March 31,
(In millions)	2014	2013
Average Asset Liquidity:
Highly liquid short-term investments(1)	$33,410	$30,585
Investment securities	21,457	25,794
Total	$54,867	$56,379

(1) Composed of interest-bearing deposits with banks.
Due to the continued elevated level of client deposits as of March 31, 2014, we maintained cash balances in excess of regulatory requirements of approximately $61.98 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $51.03 billion as of December 31, 2013.
Liquid securities carried in our asset liquidity include securities pledged without corresponding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

advances from the Federal Reserve Bank of Boston, or FRB, the Federal Home Loan Bank of Boston, or FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2014 and December 31, 2013, State Street Bank had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other high-quality investment securities. The aggregate fair value of those securities was $65.45 billion as of March 31, 2014, compared to $66.16 billion as of December 31, 2013. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $21.77 billion and $21.30 billion as of March 31, 2014 and December 31, 2013, respectively. These amounts do not reflect the value of any collateral. Approximately 77% of our unfunded commitments to extend credit expire within one year from the date of issuance. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Funding
Deposits:
Our Investment Servicing business provides products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. These client deposits are invested in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits.
For the past several years, we have experienced higher client deposit inflows toward the end of the quarter or the end of the year. As a result, average client deposit balances are deemed to be more reflective of ongoing funding than period-end balances. The following table presents client deposit balances as of the dates and for the periods indicated:

			Average Balance
	March 31,		Quarters Ended March 31,
(In millions)	2014	2013	2014	2013
Client deposits(1)	$194,648	$150,130	$154,086	$138,750

(1) Balance as of March 31, 2013 excluded term wholesale certificates of deposit, or CDs, of $4.64 billion; average balances for the quarter ended March 31, 2013 excluded average CDs of $8.43 billion.
Short-Term Funding:
Our corporate commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $1.88 billion of commercial paper outstanding as of March 31, 2014, compared to $1.82 billion as of December 31, 2013.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. The balances associated with this activity are generally stable, as they represent a collateralized cash investment option for our investment servicing clients. These balances were $8.95 billion and $7.95 billion as of March 31, 2014 and December 31, 2013, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $725 million as of March 31, 2014,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2014, there was no balance outstanding on this line of credit.
Long-Term Funding:
As of March 31, 2014, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of March 31, 2014, $4.1 billion was available for issuance pursuant to this authority. As of March 31, 2014, State Street Bank also had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of March 31, 2014, $500 million was available for issuance pursuant to this authority.
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
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; relative market position, strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; strong liquidity monitoring procedures; and preparedness for current or future regulatory developments. High ratings minimize borrowing costs and enhance our liquidity by providing assurance for unsecured funding and depositors, increasing the potential market for our debt and improving our ability to offer products, serve markets, and engage in transactions in which clients value high credit ratings. A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, increasing the related cost of funds, causing the sudden and large-scale withdrawal of unsecured deposits by our clients, leading to draw-downs of unfunded commitments to extend credit or triggering requirements under securities purchase commitments, or require additional collateral or force terminations of certain trading derivative contracts.
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The following table presents the additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of the dates indicated by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

(In millions)	March 31, 2014	December 31, 2013
Additional collateral or termination payments for a one- or two-notch downgrade	$3	$7
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
The framework is composed of two mutually reinforcing areas, foundational elements and framework components. The three foundational elements used to consistently implement the framework across the diverse groups within State Street are governance, documentation, and communication/awareness. The framework also contains five components that provide overarching structure that integrates distinct risk programs into a continuous process focused on managing and measuring operational risk in a coordinated and consistent manner. The individual components and the objectives of each component are:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Our operational risk policy is approved annually by the Board's RCC. The purpose of the policy is to set forth our approach to the management of operational risk, to identify the responsibilities of individuals and committees charged with overseeing the management of operational risk, and to provide a broad mandate that supports implementation of the operational risk framework.
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
State Street monitors the level and trend of its operational risk profile through a series of management reports, risk assessment outcomes, risk mitigation initiative processes and risk metrics. Together, this data assists us in understanding our risk profile, as well as our progress on managing risk and changes in the environment, both internal and external, which may affect our risk profile. In addition, we use scenario analysis to provide a forward-looking assessment of large operational risk events that we may not have experienced yet.
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
The key responsibilities of these groups with respect to operational risk are described below:

▪
The RCC approves our operational risk policy, delegates the implementation and monitoring of the operational risk guidelines, framework and related programs to ERM, and reviews periodic reporting of management information related to operational risk; and

▪
Senior business unit management is responsible for the direct management of operational risk arising from our business activities, as well as operational risk oversight through representation on the MRAC, the BCRC, the TORC, and the local Operational Risk and Fiduciary Review Committees.

A number of corporate groups have responsibility for developing, implementing, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

assessing various aspects of State Street's operational risk framework:

▪
ERM’s Corporate Operational Risk Management group is responsible for the development and implementation of State Street's operational risk guidelines, framework and supporting tools. It also reviews and analyzes operational key risk information, metrics and indicators at the business line and corporate level for purposes of reporting and escalating operational risk events;

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
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. State Street is exposed to market risk in both its trading and certain of its non-trading, or asset-and-liability management, activities. The market risk management processes related to our trading activities, discussed in further detail below, apply to both on- and off-balance sheet exposures.
In the conduct of our trading activities, we assume market risk. The level of market risk that we assume is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility, and our execution against those factors. Market risk associated with our trading activities is discussed below under “Trading Activities.” In addition, a supplemental disclosure providing qualitative and quantitative information with respect to market risk associated with our trading activities is provided on the “Investor Relations” section of our website.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2014, the aggregate notional amount of these derivative contracts was $1.24 trillion, of which $1.23 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative contracts entered into in connection with our trading activities is provided in note 11 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. Our Board of Directors reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The TMRC is a management committee that oversees all market risk-taking activities across State Street associated with trading. The TMRC, which reports to the MRAC is composed of members of ERM; our Global Markets business; and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge and expertise. Under authority delegated by the MRAC, the TMRC is responsible for the formulation of guidelines, strategies and work flows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits and dealing authorities. The TMRC meets regularly to monitor the management of our trading market risk activities.
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
Our risk management and our calculations of regulatory capital and economic capital are based primarily on our internal VaR models and stress-

testing analysis. As discussed in detail under “Value-at-Risk” below, VaR is measured daily by ERM.
Market risk exposure is established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements.
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
Value-at-Risk, Stress Testing and Stressed VaR
As noted above, we use a variety of risk measurement tools and methodologies, including VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading-related VaR daily. We have adopted standards for measuring trading-related VaR, and we maintain regulatory capital for market risk associated with our trading activities in conformity with currently applicable bank regulatory market risk requirements.
We utilize an internal VaR model to calculate our regulatory market risk capital requirements. We use a historical simulation model to calculate daily VaR- and stressed VaR-based measures for our covered positions in conformity with regulatory requirements. Our VaR model seeks to capture identified material risk factors associated with our covered positions, including risks arising from market movements such as changes in foreign exchange rates, interest rates and option-implied volatilities.
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
Our VaR methodology uses a historical simulation approach based on market-observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions. Our VaR model incorporates around 5,000 risk factors and includes correlations among currency, interest rates, and other market rates.
Stress Testing and Stressed VaR
We have a corporate-wide stress-testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's annual CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The sixty-day moving average of our stressed VaR-based measure was approximately $31 million for the twelve months ended March 31, 2014, compared to a sixty-day moving average of approximately $28 million for the twelve months ended December 31, 2013 and approximately $16 million for the twelve months ended March 31, 2013.
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
Validation and Back-Testing
We perform daily back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to actual profit-and-loss, or P&L, outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. We experienced no back-testing exceptions in the first quarter of 2014 or the first quarter of 2013.
Our market risk models are governed by our model risk governance guidelines, in conformity with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Our market risk models are subject to regular review and validation by our Model Validation group within ERM and overseen by the MAC. The MAC, chaired by a senior executive in ERM, was established for the purpose of providing recommendations on technical modeling issues to the corporate oversight committees. The MAC includes members with expertise in modeling methodologies and has representation from the various business units

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

throughout State Street. Additional information is provided under “Model Risk Management.”
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

The following tables present VaR associated with our trading activities for covered positions held during the first quarter ended March 31, 2014 and the first quarter ended March 31, 2013, and as of March 31, 2014 and December 31, 2013, as measured by our VaR methodology.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013			As of March 31, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$6,321	$12,327	$2,273	$7,114	$22,835	$1,626	$4,664	$5,463
Money market/Global Treasury	51	62	42	140	559	24	61	58
Total VaR	$6,298	$12,283	$2,262	$7,046	$22,834	$1,641	$4,634	$5,441

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013			As of March 31, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$30,664	$50,900	$15,625	$16,424	$37,633	$5,333	$34,072	$30,338
Money market/Global Treasury	230	572	84	310	965	56	140	280
Total Stressed VaR	$30,610	$50,795	$15,495	$16,313	$37,445	$5,385	$33,930	$30,403
The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for trading market risk. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations. Both the ten-day VaR-based measures and the stressed VaR-based measures are based on historical changes observed during rolling ten-day periods for the portfolios as of the close of business each day over the past one-year period.
The decrease in the maximum VaR measure for foreign exchange for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was the result of declining market volatility, particularly foreign exchange volatility.  In addition, the high level of volatility that occurred in the third and fourth quarters of 2011 was no longer included in the advancing two-year window for historical price movements and related risk factors used to measure VaR.  The increase in the stressed-VaR measures for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 resulted from the model changes, described below, that we implemented beginning on July 1, 2013. The increase in the stressed-VaR measure for foreign exchange as of March 31, 2014 compared to December 31, 2013 was due primarily to increases in our exposures to both on-shore and off-shore yield curves in foreign currency.
Beginning on July 1, 2013, we implemented two significant changes to our stressed-VAR model. The net effect of the two changes resulted in increases in our stressed VaR-based measures, calculated based on a 99% confidence interval. The changes involved the introduction of off-shore yield curves for non-deliverable forward contracts in our portfolios of covered positions and the use of absolute changes in place of relative or percentage changes for interest-rate risk factors (both base curves and spread curves).
We may in the future further modify and adjust our models and methodologies used to calculate VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR measures, some of which may be significant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of March 31, 2014 and December 31, 2013. The totals of the VaR amounts attributable to foreign exchange rates, interest rates and volatility for each VaR component exceeded the component VaR measures presented in the foregoing table as of each period-end, primarily due to the benefits of diversification across risk types.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of March 31, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$4,107	$4,132	$234	$3,492	$4,561	$306
Money market/Global Treasury	48	25	—	46	52	—
Total VaR	$4,070	$4,125	$234	$3,457	$4,577	$306
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
Additional information about our measurement of fair value and our use of derivatives is provided in notes 2 and 11, respectively, to the consolidated financial statements included in this Form 10-Q.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
The following table presents the estimated exposure of our NIR for the next twelve months, calculated as of the dates indicated, due to an immediate +/-100-basis-point shift to our internal forecast of global interest rates. We manage our NIR sensitivity to limit declines to 15% or less from baseline NIR. Estimated incremental exposures presented below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on our financial performance.

	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	March 31, 2014		December 31, 2013
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$344	14.2%	$334	14.0%
–100 bps shock	(291)	(12.0)	(261)	(10.9)
+100 bps ramp	128	5.3	126	5.3
–100 bps ramp	(158)	(6.5)	(124)	(5.2)
As of March 31, 2014, NIR sensitivity to an upward-100-basis-point shock in global interest rates was slightly higher compared to such sensitivity as of December 31, 2013, due to a higher level of forecast client deposits. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of March 31, 2014 increased compared to such sensitivity as of December 31, 2013. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as they have no room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment.
Our baseline NIR incorporates an expectation that short-term interest rates will begin to rise in anticipation of central bank tightening of current monetary policies. While this rise in rates benefits our baseline NIR, it is detrimental to our NIR sensitivity to a downward-100-basis-point shock, as rising short-term interest rates allow asset yields to re-price lower in a downward shock scenario than previously, while deposits are still priced close to natural floors.
Other important factors which affect the levels of NIR are the size and mix of assets carried in our consolidated statement of condition; interest-rate spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in global market interest rates; and management actions taken in response to the preceding conditions.
Economic Value of Equity
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate +/-200-basis-point rate shock compared to current interest-rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with currently applicable regulatory requirements, to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a +/-200-basis-point rate shock that is less than 20% of aggregate tier 1 and tier 2 capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE sensitivity within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	March 31, 2014		December 31, 2013
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,346)	(13.2)%	$(2,359)	(14.9)%
–200 bps shock	1,146	6.5	1,149	7.2
Exposure to upward- and downward-200-basis-point shocks as of March 31, 2014 improved compared to December 31, 2013. A lower concentration of fixed-rate securities in the investment portfolio and related hedging activity in 2013 reduced EVE sensitivity to changes in market rates.
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

Internal Capital Adequacy Assessment
Our primary federal banking regulator is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our parent company to maintain its status as a financial holding company. Accordingly, our primary goal with respect to capital adequacy is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the Prompt Corrective Action guidelines established by the FDIC. Our capital adequacy program includes our Internal Capital Adequacy Assessment Process, or ICAAP, and associated capital policies.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Stress Testing
We have a robust State Street-wide stress-testing program that executes multiple stress tests each year. Our stress testing program is structured around what we determine to be the key risks incurred by State Street. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, and an oil shock precipitated by turmoil in the Middle East/North Africa region.
In connection with the focus on our key risks, each stress test incorporates idiosyncratic loss events tailored to State Street‘s unique risk profile. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank.
The Federal Reserve requires bank holding companies with total consolidated assets of $50 billion or more, which includes State Street, to submit a capital plan on an annual basis. The Federal Reserve uses its annual CCAR process, which incorporates hypothetical financial and economic stress scenarios, to review those capital plans and assess whether banking organizations have capital planning processes that account for idiosyncratic risks and provide for sufficient capital to continue operations throughout times of economic and financial stress. As part of its CCAR process, the Federal Reserve assesses each organization’s capital adequacy, capital planning process, and plans to distribute capital, such as dividend payments or stock purchase programs. Management and Board risk committees review and approve CCAR results and assumptions before submission to the Federal Reserve.
Information about the Federal Reserve’s review of our capital plan for 2014, submitted in January 2014 in connection with the CCAR process, is provided under “Capital Actions” in this “Capital” section.

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
Regulatory Capital
The following tables present regulatory capital ratios, the components of tier 1, tier 2 and total capital, and the components of total risk-weighted assets, for State Street and State Street Bank as of the dates indicated:

	Currently Applicable Regulatory Guidelines		State Street		State Street Bank
	Minimum	Well Capitalized	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Tier 1 risk-based capital ratio	4%	6%	18.3%	17.3%	17.3%	16.4%
Total risk-based capital ratio	8	10	21.0	19.7	19.6	19.0
Tier 1 leverage ratio(1)	4	5	7.4	6.9	6.9	6.4

(1) Regulatory guideline for “well capitalized” applies only to State Street Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	State Street		State Street Bank
(In millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Tier 1 capital(1):
Total common shareholders' equity	$20,040	$19,887	$20,024	$19,755
Preferred stock	1,233	491	—	—
Trust preferred capital securities(2)	475	950	—	—
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)	(6,122)	(7,743)	(5,838)	(7,341)
Other	(139)	310	(63)	304
Tier 1 capital	15,487	13,895	14,123	12,718
Tier 2 capital(1):
Qualifying subordinated debt	1,738	1,918	1,755	1,936
Trust preferred capital securities(2)	475	—	—	—
Allowances for on- and off-balance sheet credit exposures and other	50	48	48	45
Tier 2 capital	2,263	1,966	1,803	1,981
Deduction for investments in finance subsidiaries	—	(74)	—	—
Total capital(1)	$17,750	$15,787	$15,926	$14,699
Total risk-weighted assets(4):
On-balance sheet assets:
Cash and interest-bearing assets	$2,362	$2,175	$2,191	$1,979
Investment securities	34,134	34,000	33,435	33,514
Loans and leases	15,754	13,201	15,807	13,257
Interest, fees and other receivables	2,746	2,951	2,111	2,332
Other assets	9,835	7,950	8,183	6,517
Total on-balance sheet assets	64,831	60,277	61,727	57,599
Off-balance sheet equivalent assets:
Guarantees and unfunded commitments to extend credit	10,989	10,125	10,989	10,125
Foreign exchange derivative contracts	4,167	5,282	4,167	5,302
Standby letters of credit and asset purchase agreements	3,011	2,995	3,011	2,995
Other	315	185	173	176
Total off-balance sheet equivalent assets	18,482	18,587	18,340	18,598
Market risk equivalent assets	1,381	1,262	1,381	1,262
Total risk-weighted assets	$84,694	$80,126	$81,448	$77,459
Adjusted quarterly average assets	$209,021	$202,801	$205,409	$199,301

(1) The provisions of the Basel III final rule (refer to “Basel Capital Framework”) affecting the calculation of capital were effective, with related phase-in provisions, on January 1, 2014; accordingly, as of March 31, 2014, amounts for State Street and State Street Bank were calculated in conformity with the provisions of the Basel III final rule.
(2) As of March 31, 2014, amount reflected the phase-out of 50% of trust preferred capital securities from tier 1 capital and inclusion of the same amount in tier 2 capital, in conformity with the Basel III final rule.
(3) As of March 31, 2014, amounts for State Street and State Street Bank were composed of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Amounts for State Street and State Street Bank for all periods presented were calculated in conformity with the provisions of Basel I.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2014, State Street's regulatory capital ratios increased compared to December 31, 2013, primarily the result of higher capital, partly offset by an increase in total risk-weighted assets.
The increases in State Street's tier 1 and total capital were the result of the first-quarter 2014 issuance of preferred stock, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of net income, partly offset by declarations of common and preferred stock dividends and purchases by us of our common stock. The increase in total risk-weighted assets was primarily associated with higher on-balance sheet assets, mainly due to higher levels of loans and other assets.
The increase in the tier 1 leverage ratio mainly resulted from the above-described increase in tier 1 capital, partly offset by an increase in adjusted quarterly average assets associated with balance sheet growth during the first quarter of 2014.
As of March 31, 2014, State Street Bank's regulatory capital ratios increased compared to December 31, 2013, primarily the result of higher capital, partly offset by an increase in total risk-weighted assets.
State Street Bank's tier 1 and total capital increased, the result of the above-described phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of net income, partly offset by the payment of dividends by State Street Bank to our parent company. The increase in total risk-weighted assets was the result of the above-mentioned changes in on-balance sheet assets.
The increase in the tier 1 leverage ratio resulted from the above-described increase in tier 1 capital, partly offset by an increase in adjusted quarterly average assets associated with balance sheet growth during the first quarter of 2014.
Capital Actions
Preferred Stock
In February 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
In the first quarter of 2014, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C) of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $6 million. In the first quarter of 2013, dividends on our perpetual preferred stock, Series C, totaled approximately $7 million.
Common Stock
In March 2014, we received the results of the Federal Reserve's review of our 2014 capital plan in connection with its annual CCAR process. The Federal Reserve did not object to the capital actions we proposed, and, in March 2014, our Board approved a new common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. We did not purchase any of our common stock under the new program in the first quarter of 2014.
In the first quarter of 2014, we completed the $2.10 billion program authorized by the Board in March 2013 by purchasing approximately 6.1 million shares of our common stock, at an average price of $69.14 per share and an aggregate cost of approximately $420 million.
In each of the first quarter of 2014 and the first quarter of 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $112 million and $118 million, respectively. Our 2014 capital plan includes a proposed increase in our second-quarter 2014 common stock dividend to $0.30 per share, subject to consideration and approval by the Board at its scheduled meeting in May.
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5, and in note 15 to the consolidated financial statements, included in our 2013 Form 10-K.
Basel Capital Framework
Overview
We are currently subject to the applicable minimum regulatory capital ratio requirements enforced by U.S. banking regulators, referred to as Basel I. Basel I was developed by the Basel Committee on Banking Supervision, or Basel Committee, in 1988.
In July 2013, U.S. banking regulators jointly issued a final rule implementing the Basel III framework in the U.S., referred to as the Basel III final

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

rule. The provisions of Basel III are more fully described under “Basel III” below.
The Basel III final rule will become effective under a transition timetable which began on January 1, 2014. As of that date, our calculations of our tier 1 capital and total capital are governed by the provisions of the Basel III final rule, while our calculation of our total risk-weighted assets continues to be governed by the provisions of Basel I. The provisions of the Basel III final rule will supersede or modify corresponding elements of the Basel I- and Basel II-related capital requirements and prompt corrective action framework. The timing of application of certain provisions of the Basel III final rule is dependent on banking organizations' completion of the required qualification period.
On February 21, 2014, we were notified by the Federal Reserve that we have completed our qualification period and will be required to begin using the advanced approaches framework provided in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we will use the advanced approaches framework to calculate and publicly disclose our risk-based capital ratios beginning with the second quarter of 2014. In 2014, under the Basel III final rule, we will be subject to the minimum risk-based capital ratios under both the advanced approaches and generally applicable risk-based capital frameworks in Basel III and Basel I, respectively, in the assessment of our capital adequacy for regulatory purposes.
Basel III
Under the Basel III final rule, a banking organization will be able to make capital distributions, subject to other regulatory constraints, such as the review of capital plans, and discretionary bonus payments without specified limitations as long as it maintains a required capital conservation buffer of 2.5% over each of the minimum tier 1 and total risk-based capital ratios and the common equity tier 1 capital ratio (plus any potentially applicable countercyclical capital buffer). Banking regulators will establish the minimum countercyclical capital buffer, which is initially set by banking regulators at zero, up to a maximum of 2.5% above the minimum ratios inclusive of the capital conservation buffer, under certain economic conditions.
As of January 1, 2019, the date that full implementation is required, and assuming no countercyclical buffer, the minimum Basel III capital ratios, including the capital conservation buffer, will be 7% for common equity tier 1 capital, 8.5% for tier 1 risk-based capital and 10.5% for total risk-based capital, in order for us to make capital distributions and discretionary bonus payments without limitation. The denominator of each of these Basel III ratios is calculated differently under the Basel III final rule than those similar ratios calculated under Basel I, and therefore these Basel III ratios are not directly comparable with the ratios presented in the preceding “Regulatory Capital” section.
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
Once the provisions of the Basel III final rule are fully implemented effective January 1, 2015, the more stringent of the Basel III tier I common ratio calculated by us under the Basel III advanced approach and the standardized approach will apply in the assessment of our capital adequacy for regulatory purposes.
The provisions of Basel III supersede or modify corresponding elements of the Basel I and Basel II risk-based and leverage capital requirements and the prompt corrective action provisions of FDICIA.
Estimated Basel III Tier 1 Common Ratio
As described above, the Basel III final rule adds a requirement for a minimum common equity tier 1 capital ratio, or tier 1 common ratio. The tier 1 common ratio is calculated by dividing tier 1 capital, reduced by non-common elements such as trust preferred capital securities and preferred stock, by total risk-weighted assets.
The following table presents our tier 1 common ratio as of March 31, 2014, calculated using currently applicable regulatory requirements, and our estimated tier 1 common ratios as of March 31, 2014, under both the standardized approach and the advanced approach. These estimated Basel III tier 1 common ratios are preliminary estimates, calculated in conformity with the advanced and standardized approaches in the Basel III final rule, based on our present interpretations of the Basel III final rule. As indicated above, under the Basel III final rule, the more stringent of the Basel III tier 1 common ratios calculated by us under the standardized and advanced approaches will apply in the assessment of our capital adequacy under the prompt corrective action provisions of FDICIA as of January 1, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

March 31, 2014	Currently Applicable Regulatory Requirements(1)	Basel III Final Rule Standardized Approach (Estimated)(2)	Basel III Final Rule Advanced Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$15,487	$15,487	$15,487
Less:
Trust preferred capital securities	475	475	475
Preferred stock	1,233	1,233	1,233
Plus: Other	145	145	145
Tier 1 common capital	$13,924	$13,924	$13,924
Total risk-weighted assets	$84,694	$124,783	$105,729
Tier 1 common ratio	16.4%	11.2%	13.2%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5	4.5
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5	2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0	7.0

(1) The tier 1 common ratio was calculated by dividing common equity tier 1 capital, calculated in conformity with the provisions of the Basel III final rule, by total risk-weighted assets, calculated in conformity with the provisions of Basel I.
(2) As of March 31, 2014, for purposes of the calculations completed in conformity with the Basel III final rule, total risk-weighted assets under both the standardized approach and the advanced approach were calculated using State Street's estimates, based on the provisions of Basel III final rule. The tier 1 common ratio was calculated by dividing tier 1 common capital, calculated in conformity with the provisions of the Basel III final rule, by total risk-weighted assets, calculated in conformity with the provisions of the Basel III final rule. These estimated Basel III tier 1 common ratios are preliminary, and are based on our present interpretations of the Basel III final rule.

•
Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $40.09 billion as a result of applying the provisions of the Basel III final rule to Basel I total risk-weighted assets of $84.69 billion as of March 31, 2014. Under the advanced approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $21.04 billion as a result of applying the provisions of the final rule to Basel I total risk-weighted assets of $84.69 billion as of March 31, 2014.

The primary differences between total risk-weighted assets under Basel I and total risk-weighted assets under the Basel III final rule include the following: under Basel I, credit risk is quantified using pre-determined risk weights and asset classes, and in part, uses external credit ratings, while the Basel III final rule, specifically the standardized and advanced approaches, introduces a broader range of pre-determined risk weights and asset classes, uses certain alternatives to external credit ratings, includes additional adjustments for operational risk (under the advanced approach) and counterparty credit risk, and revises the treatment of equity exposures. In particular, securitization exposures receive higher risk weights under both the standardized and advanced approaches in the Basel III final rule compared to Basel I.
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for global systemically important banks prescribed by the Basel Committee (refer to “Systemically Important Banks”); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
The estimated Basel III tier 1 common ratio as of March 31, 2014 presented above, calculated under the advanced approach in conformity with the Basel III final rule, reflects calculations and determinations with respect to our capital and related matters as of March 31, 2014, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Supplementary Leverage Ratio Framework
On April 8, 2014, U.S. banking regulators issued a final rule enhancing the supplementary leverage ratio, or SLR, standards for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank. Under the April 2014 final rule, upon implementation on January 1, 2018, State Street Bank must maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ prompt corrective action provisions. The April 2014 final rule also provides that if State Street maintains an SLR of at least 5%, it is not subject to limitations on distributions and discretionary bonus payments under the April 2014 final rule.
On April 8, 2014, in addition to the April 2014 final rule, U.S. banking regulators published an NPR that would revise the denominator of the SLR that the regulators initially adopted as part of the Basel III final rule in July 2013. Specifically, the NPR would revise the treatment of on- and off-balance sheet exposures used in the calculation of total leverage exposure, and more closely align the regulators’ standards with respect to the calculation of total leverage exposure with the Basel Committee standards. The proposed rule would incorporate in total leverage exposure the effective notional principal amount of credit derivatives and other similar instruments through which a banking organization provides credit protection; modify the calculation of total leverage exposure for derivatives and repo-style transactions; and revise the credit conversion factors applied to certain off-balance sheet exposures. The NPR would also change the methodology used to calculate the supplementary leverage ratio, by requiring total leverage exposure to be calculated on a daily average basis.
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
We expect these additional capital requirements for G-SIBs to be phased in beginning on January 1, 2016, with full implementation by January 1, 2019. Assuming completion of the phase-in period for the capital conservation buffer, and no countercyclical buffer, the minimum capital ratios as of January 1, 2019, including the capital conservation buffer and G-SIB capital surcharge, would be 8% for common equity tier 1 capital, 9.5% for tier 1 risk-based capital, and 11.5% for total risk-based capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
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

•	Credit risk: the risk of loss that may result from the default or downgrade of a borrower or counterparty;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Operational risk: the risk of loss from inadequate or failed internal processes and systems, human error, or from external events, which is generally consistent with the Basel III definition; and

•
Business risk: the risk of negative earnings resulting from adverse changes in business factors, including changes in the competitive environment, changes in the operational economics of our business activities, and the effect of strategic and reputational risks.

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $346.79 billion as of March 31, 2014, compared to $320.08 billion as of December 31, 2013. We require the borrower to provide collateral in an amount equal to or in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $358.24 billion and $331.73 billion as collateral for indemnified securities on loan as of March 31, 2014 and December 31, 2013, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount equal to or in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $358.24 billion as of March 31, 2014 and $331.73 billion as of December 31, 2013 referenced above, $94.42 billion as of March 31, 2014 and $85.37 billion as of December 31, 2013 was invested in indemnified repurchase agreements. We or our agents held $99.94 billion and $91.10 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2014 and December 31, 2013, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 7 and 11 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein.

CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2014, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of March 31, 2014.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2014, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,238	$1,175
Management fees	292	263
Trading services	239	281
Securities finance	85	78
Processing fees and other	70	60
Total fee revenue	1,924	1,857
Net interest revenue:
Interest revenue	655	687
Interest expense	100	111
Net interest revenue	555	576
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	15	5
Losses from other-than-temporary impairment	(1)	—
Losses reclassified (from) to other comprehensive income	(8)	(3)
Gains (losses) related to investment securities, net	6	2
Total revenue	2,485	2,435
Provision for loan losses	2	—
Expenses:
Compensation and employee benefits	1,157	1,035
Information systems and communications	244	237
Transaction processing services	191	180
Occupancy	114	116
Acquisition and restructuring costs	33	14
Professional services	105	79
Amortization of other intangible assets	54	53
Other	130	112
Total expenses	2,028	1,826
Income before income tax expense	455	609
Income tax expense	92	145
Net income	$363	$464
Net income available to common shareholders	$356	$455
Earnings per common share:
Basic	$.83	$1.00
Diluted	.81	.98
Average common shares outstanding (in thousands):
Basic	430,621	454,315
Diluted	438,815	462,751
Cash dividends declared per common share	$.26	$.26

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income	$363	$464
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $8 and ($64), respectively	27	(248)
Change in net unrealized gains on available-for-sale securities, net of reclassification adjustment and net of related taxes of $162 and $29, respectively	259	51
Change in net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($6) and $9, respectively	(10)	15
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $5 and $4, respectively	8	6
Change in net unrealized losses on cash flow hedges, net of related taxes of ($5) and $41, respectively	(7)	64
Change in net unrealized losses on retirement plans, net of related taxes of $3 and $2, respectively	6	3
Other comprehensive income (loss)	283	(109)
Total comprehensive income	$646	$355

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,877	$3,220
Interest-bearing deposits with banks	75,796	64,257
Securities purchased under resale agreements	6,087	6,230
Trading account assets	889	843
Investment securities available for sale	99,162	99,174
Investment securities held to maturity (fair value of $18,326 and $17,560)	18,342	17,740
Loans and leases (less allowance for losses of $30 and $28)	16,084	13,458
Premises and equipment (net of accumulated depreciation of $4,521 and $4,417)	1,896	1,860
Accrued interest and fees receivable	2,197	2,123
Goodwill	6,038	6,036
Other intangible assets	2,306	2,360
Other assets	23,989	25,990
Total assets	$256,663	$243,291
Liabilities:
Deposits:
Noninterest-bearing	$72,800	$65,614
Interest-bearing—U.S.	15,327	13,392
Interest-bearing—non-U.S.	106,521	103,262
Total deposits	194,648	182,268
Securities sold under repurchase agreements	8,953	7,953
Federal funds purchased	18	19
Other short-term borrowings	3,811	3,780
Accrued expenses and other liabilities	18,457	19,194
Long-term debt	9,503	9,699
Total liabilities	235,390	222,913
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,881,095 and 503,882,841 shares issued	504	504
Surplus	9,737	9,776
Retained earnings	13,639	13,395
Accumulated other comprehensive income (loss)	188	(95)
Treasury stock, at cost (73,440,407 and 69,754,255 shares)	(4,028)	(3,693)
Total shareholders’ equity	21,273	20,378
Total liabilities and shareholders’ equity	$256,663	$243,291

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					464				464
Other comprehensive loss						(109)			(109)
Cash dividends declared:
Common stock - $.26 per share					(118)				(118)
Preferred stock					(7)				(7)
Common stock acquired							6,548	(360)	(360)
Common stock awards and options exercised, including related taxes of $27		(4)		2			(3,475)	128	130
Other							(7)		—
Balance as of March 31, 2013	$489	503,896	$504	$9,669	$12,090	$251	48,304	$(2,134)	$20,869
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					363				363
Other comprehensive income						283			283
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.26 per share					(112)				(112)
Preferred stock					(6)				(6)
Common stock acquired							6,075	(420)	(420)
Common stock awards and options exercised, including income tax benefit of $41		(2)		(39)			(2,403)	85	46
Other					(1)		14		(1)
Balance as of March 31, 2014	$1,233	503,881	$504	$9,737	$13,639	$188	73,440	$(4,028)	$21,273

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2014	2013
Operating Activities:
Net income	$363	$464
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax expense	7	57
Amortization of other intangible assets	54	53
Other non-cash adjustments for depreciation, amortization and accretion, net	99	107
Gains related to investment securities, net	(6)	(2)
Change in trading account assets, net	(46)	(17)
Change in accrued interest and fees receivable, net	(74)	(133)
Change in collateral deposits, net	(419)	(321)
Change in unrealized losses on foreign exchange derivatives, net	267	72
Change in other assets, net	34	639
Change in accrued expenses and other liabilities, net	1,542	(734)
Other, net	126	197
Net cash provided by operating activities	1,947	382
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(11,539)	11,539
Net decrease (increase) in securities purchased under resale agreements	143	(3,687)
Proceeds from sales of available-for-sale securities	1,816	2,750
Proceeds from maturities of available-for-sale securities	8,733	9,723
Purchases of available-for-sale securities	(10,377)	(8,240)
Proceeds from maturities of held-to-maturity securities	667	437
Proceeds from sales of held-to-maturity securities	2	—
Purchases of held-to-maturity securities	(1,157)	(2,570)
Net increase in loans	(2,628)	(1,702)
Purchases of equity investments and other long-term assets	(82)	(51)
Purchases of premises and equipment	(110)	(119)
Other, net	18	36
Net cash (used in) provided by investing activities	(14,514)	8,116
Financing Activities:
Net decrease in time deposits	(1,084)	(10,218)
Net increase in all other deposits	13,464	812
Net increase in short-term borrowings	1,030	3,555
Payments for long-term debt and obligations under capital leases	(257)	(7)
Proceeds from issuance of preferred stock	742	—
Proceeds from exercises of common stock options	9	60
Purchases of common stock	(420)	(360)
Repurchases of common stock for employee tax withholding	(140)	(112)
Payments for cash dividends	(120)	(110)
Net cash provided by (used in) financing activities	13,224	(6,380)
Net increase	657	2,118
Cash and due from banks at beginning of period	3,220	2,590
Cash and due from banks at end of period	$3,877	$4,708

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
Investment Management, through State Street Global Advisors, or SSgA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSgA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including exchange-traded funds, or ETFs, such as the SPDR® ETF brand.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue, and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. Amounts dependent on subjective or complex judgments in the application of accounting policies considered by management to be relatively more significant in this regard are those associated with our accounting for recurring fair-value measurements; other-than-temporary impairment of investment securities; and impairment of goodwill and other intangible assets. Among other effects, unanticipated events or circumstances could result in future impairment of investment securities, goodwill or other intangible assets.
Our consolidated statement of condition as of December 31, 2013 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by GAAP for a complete set of consolidated financial statements. The accompanying consolidated financial statements and these condensed notes should be read in conjunction with the financial and risk factors information included in our 2013 Annual Report on Form 10-K, which we previously filed with the SEC.
Recent Accounting Developments:
In April 2014, the FASB issued an amendment to GAAP that revises the criteria for the treatment and disclosure of discontinued operations. The amendment allows entities to have significant continuing involvement and continuing cash flows with the discontinued operation, but requires additional disclosure for discontinued operations and disclosure for disposals deemed to be material that do not meet the definition of a discontinued operation. The presentation and disclosure requirements are effective, for State Street, beginning on January 1, 2015, and are required to be applied prospectively to discontinued operations occurring after that date.
In January 2014, the FASB issued an amendment to GAAP that allows an investor in an affordable housing project, if the project meets certain defined conditions, to amortize the cost of their investment in proportion to the tax credits and other

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

tax benefits they receive, and reflect it as part of income tax expense rather than as revenue from operations. The amendment is effective, for State Street, for interim and annual periods beginning after December 15, 2014, with early adoption permitted, and must be applied retrospectively. At this time, we have not chosen to early-adopt the amendment. Our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.
Note 2.    Fair Value
Fair-Value Measurements:
We carry trading account assets, investment securities available for sale and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of accumulated other comprehensive income, or AOCI, within shareholders' equity in our consolidated statement of condition.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three months ended March 31, 2014 or 2013.
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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of March 31, 2014, on a gross basis, we categorized in level 3 approximately 6% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was not significant. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 98% and 2%, respectively, of the total fair value of the investment securities categorized in level 3 as of both March 31, 2014 and December 31, 2013.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, separate from the business units that manage the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee, composed of senior management from separate business units, Enterprise Risk Management, a corporate risk oversight group, and Corporate Finance, oversees adherence to State Street's valuation policies.
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
Validation is also performed on fair-value measurements determined using internally-developed pricing models. The pricing models are subject to validation through our Model Assessment Committee, a corporate risk oversight committee that provides technical support and input to the Valuation Committee. This validation process incorporates a review of a diverse set of model and trade parameters across a broad range of values in order to evaluate the model's suitability for valuation of a particular financial instrument type, as well as the model's accuracy in reflecting the characteristics of the related financial asset or liability and its significant risks. Inputs and assumptions, including any price-

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

valuation adjustments, are developed by the business units and separately reviewed by the valuation group. Model valuations are compared to available market information including appropriate proxy instruments and other benchmarks to highlight abnormalities for further investigation.
Measuring fair value requires the exercise of management judgment. The level of subjectivity and the degree of management judgment required is more significant for financial instruments whose fair value is measured using inputs that are not observable. The areas requiring significant judgment are identified, documented and reported to the Valuation Committee as part of the valuation control framework. We believe that our valuation methods are appropriate; however, the use of different methodologies or assumptions, particularly as they apply to level-3 financial assets and liabilities, could materially affect our fair-value measurements as of the reporting date.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the three months ended March 31, 2014 or the year ended December 31, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of March 31, 2014
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	401	—	—		401
Other	60	408	—		468
Total trading account assets	481	408	—		889
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	1,280	683	—		1,963
Mortgage-backed securities	—	22,992	100		23,092
Asset-backed securities:
Student loans	—	13,947	333		14,280
Credit cards	—	7,237	—		7,237
Sub-prime	—	1,155	—		1,155
Other	—	576	4,304		4,880
Total asset-backed securities	—	22,915	4,637		27,552
Non-U.S. debt securities:
Mortgage-backed securities	—	11,196	—		11,196
Asset-backed securities	—	4,382	612		4,994
Government securities	—	3,692	—		3,692
Other	—	4,522	462		4,984
Total non-U.S. debt securities	—	23,792	1,074		24,866
State and political subdivisions	—	10,402	42		10,444
Collateralized mortgage obligations	—	5,060	202		5,262
Other U.S. debt securities	—	4,938	8		4,946
U.S. equity securities	—	36	—		36
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	993	—		993
Non-U.S. money-market mutual funds	—	7	—		7
Total investment securities available for sale	1,280	91,819	6,063		99,162
Other assets:
Derivative instruments:
Foreign exchange contracts	—	8,312	6	$(4,850)	3,468
Interest-rate contracts	—	56	—	(56)	—
Other derivative contracts	—	2	—	(1)	1
Total derivative instruments	—	8,370	6	(4,907)	3,469
Other	100	—	—	—	100
Total assets carried at fair value	$1,861	$100,597	$6,069	$(4,907)	$103,620
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$7,834	$8	$(3,752)	$4,090
Interest-rate contracts	—	269	—	(56)	213
Other derivative contracts	—	1	9	(1)	9
Total derivative instruments	—	8,104	17	(3,809)	4,312
Other	100	—	—	—	100
Total liabilities carried at fair value	$100	$8,104	$17	$(3,809)	$4,412

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.37 billion and $274 million, respectively, for cash collateral received from and provided to derivative counterparties.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	399	—	—		399
Other	67	357	—		424
Total trading account assets	486	357	—		843
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—	709	—		709
Mortgage-backed securities	—	22,847	716		23,563
Asset-backed securities:
Student loans	—	14,119	423		14,542
Credit cards	—	8,186	24		8,210
Sub-prime	—	1,203	—		1,203
Other	—	532	4,532		5,064
Total asset-backed securities	—	24,040	4,979		29,019
Non-U.S. debt securities:
Mortgage-backed securities	—	10,654	375		11,029
Asset-backed securities	—	4,592	798		5,390
Government securities	—	3,761	—		3,761
Other	—	4,263	464		4,727
Total non-U.S. debt securities	—	23,270	1,637		24,907
State and political subdivisions	—	10,220	43		10,263
Collateralized mortgage obligations	—	5,107	162		5,269
Other U.S. debt securities	—	4,972	8		4,980
U.S. equity securities	—	34	—		34
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	422	—		422
Non-U.S. money-market mutual funds	—	7	—		7
Total investment securities available for sale	—	91,629	7,545		99,174
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	11,892	19	$(6,442)	5,469
Interest-rate contracts	—	65	—	(59)	6
Other derivative contracts	—	1	—	—	1
Total derivative instruments	—	11,958	19	(6,501)	5,476
Other	97	—	—	—	97
Total assets carried at fair value	$583	$103,944	$7,564	$(6,501)	$105,590
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$11,454	$17	$(5,458)	$6,013
Interest-rate contracts	—	331	—	(94)	237
Other derivative contracts	—	—	9	—	9
Total derivative instruments	—	11,785	26	(5,552)	6,259
Other	97	—	—	—	97
Total liabilities carried at fair value	$97	$11,785	$26	$(5,552)	$6,356

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three months ended March 31, 2014 and 2013, respectively. Transfers into and out of level 3 are reported as of the beginning of the period. During the three months ended March 31, 2014 and 2013, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$—	$—	$—	$(5)	$—	$(611)	$100
Asset-backed securities:
Student loans	423	1	1	—	—	—	(13)	—	(79)	333
Credit cards	24	—	—	—	—	—	(24)	—	—	—
Other	4,532	15	(4)	6	—	—	(245)	—	—	4,304
Total asset-backed securities	4,979	16	(3)	6	—	—	(282)	—	(79)	4,637
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	2	(1)	—	—	—	(63)	—	(124)	612
Other	464	—	(1)	—	—	(1)	—	—	—	462
Total non-U.S. debt securities	1,637	2	(2)	—	—	(1)	(63)	—	(499)	1,074
State and political subdivisions	43	—	—	—	—	—	(1)	—	—	42
Collateralized mortgage obligations	162	—	—	80	—	(6)	(6)	—	(28)	202
Other U.S. debt securities	8	—	—	—	—	—	—	—	—	8
Total investment securities available for sale	7,545	18	(5)	86	—	(7)	(357)	—	(1,217)	6,063
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	(11)	—	7	—	—	(9)	—	—	6	$(7)
Total derivative instruments	19	(11)	—	7	—	—	(9)	—	—	6	(7)
Total assets carried at fair value	$7,564	$7	$(5)	$93	$—	$(7)	$(366)	$—	$(1,217)	$6,069	$(7)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$(10)	$—	$—	$7	$—	$(6)	$—	$—	$8	$(5)
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	26	(10)	—	—	7	—	(6)	—	—	17	(5)
Total liabilities carried at fair value	$26	$(10)	$—	$—	$7	$—	$(6)	$—	$—	$17	$(5)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$825	$—	$—	$—	$—	$—	$(27)	$—	$—	$798
Asset-backed securities:
Student loans	588	—	7	—	—	(26)	(8)	—	(100)	461
Credit cards	67	—	—	—	—	—	(43)	—	—	24
Other	3,994	13	21	180	—	(10)	(326)	—	—	3,872
Total asset-backed securities	4,649	13	28	180	—	(36)	(377)	—	(100)	4,357
Non-U.S. debt securities:
Mortgage-backed securities	555	—	—	—	—	—	(17)	—	(207)	331
Asset-backed securities	524	2	3	51	—	—	(33)	—	(77)	470
Other	140	—	—	179	—	—	(3)	—	(40)	276
Total non-U.S. debt securities	1,219	2	3	230	—	—	(53)	—	(324)	1,077
State and political subdivisions	48	—	1	—	—	—	(2)	—	—	47
Collateralized mortgage obligations	117	—	—	—	—	—	(9)	—	—	108
Other U.S. debt securities	9	—	—	—	—	—	—	—	—	9
Total investment securities available for sale	6,867	15	32	410	—	(36)	(468)	—	(424)	6,396
Other assets:
Derivative instruments:
Foreign exchange contracts	113	95	—	53	—	—	(89)	—	—	172	$53
Total derivative instruments	113	95	—	53	—	—	(89)	—	—	172	53
Total assets carried at fair value	$6,980	$110	$32	$463	$—	$(36)	$(557)	$—	$(424)	$6,568	$53

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106	$61	$—	$—	$50	$—	$(64)	$—	$—	$153	$39
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	115	61	—	—	50	—	(64)	—	—	162	39
Total liabilities carried at fair value	$115	$61	$—	$—	$50	$—	$(64)	$—	$—	$162	$39

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended March 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31,
(In millions)	2014	2013	2014	2013
Fee revenue:
Trading services	$(1)	$34	$(2)	$14
Total fee revenue	(1)	34	(2)	14
Net interest revenue	18	15	—	—
Total revenue	$17	$49	$(2)	$14

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2014	As of December 31, 2013	Valuation Technique	Significant Unobservable Input	As of March 31, 2014	As of December 31, 2013
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$14	$13	Discounted cash flows	Credit spread	2.9%	3.5%
Asset-backed securities, credit cards	—	24	Discounted cash flows	Credit spread	—	2.0
Asset-backed securities, other	87	92	Discounted cash flows	Credit spread	1.3	1.5
State and political subdivisions	42	43	Discounted cash flows	Credit spread	1.7	1.7
Derivative instruments, foreign exchange contracts	6	19	Option model	Volatility	8.0	11.4
Total	$149	$191
Liabilities:
Derivative instruments, foreign exchange contracts	$8	$17	Option model	Volatility	8.0	11.2
Derivative instruments, other(1)	9	9	Discounted cash flows	Participant redemptions	7.4	7.5
Total	$17	$26

(1) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 7.
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

March 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$100	$100
Asset-backed securities, student loans	14	319	333
Asset-backed securities, other	87	4,217	4,304
Non-U.S. debt securities, asset-backed securities	—	612	612
Non-U.S. debt securities, other	—	462	462
State and political subdivisions	42	—	42
Collateralized mortgage obligations	—	202	202
Other U.S.debt securities	—	8	8
Derivative instruments, foreign exchange contracts	6	—	6
Total	$149	$5,920	$6,069
Liabilities:
Derivative instruments, foreign exchange contracts	$8	$—	$8
Derivative instruments, other	9	—	9
Total	$17	$—	$17

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

December 31, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$716	$716
Asset-backed securities, student loans	13	410	423
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	92	4,440	4,532
Non-U.S. debt securities, mortgage-backed securities	—	375	375
Non-U.S. debt securities, asset-backed securities	—	798	798
Non-U.S. debt securities, other	—	464	464
State and political subdivisions	43	—	43
Collateralized mortgage obligations	—	162	162
Other U.S.debt securities	—	8	8
Derivative instruments, foreign exchange contracts	19	—	19
Total	$191	$7,373	$7,564
Liabilities:
Derivative instruments, foreign exchange contracts	$17	$—	$17
Derivative instruments, other	9	—	9
Total	$26	$—	$26

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
For recurring level-3 fair-value measurements for which significant unobservable inputs were readily available to State Street as of March 31, 2014, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

•
The significant unobservable input used in the measurement of the fair value of our asset-backed securities and municipal securities (state and political subdivisions) is the credit spread. Significant increases (decreases) in the credit spread would result in measurements of significantly lower (higher) fair value of these securities.

•
The significant unobservable input used in the measurement of the fair value of our foreign exchange option contracts is the implied volatility surface. A significant increase (decrease) in the implied volatility surface would result in measurements of significantly higher (lower) fair value of these contracts.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•
The significant unobservable input used in the measurement of the fair value of our other derivative instruments, specifically stable value wrap contracts, is participant redemptions. Increased volatility of participant redemptions may result in changes to our measurement of fair value. Generally, significant increases (decreases) in participant redemptions may result in measurements of significantly higher (lower) fair value of this liability.

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
In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as senior secured bank loans, commercial real estate loans and purchased receivables, is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.
The following tables present the reported amounts and estimated fair values of the financial instruments defined by GAAP, excluding financial assets and liabilities carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
March 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,877	$3,877	$3,877	$—	$—
Interest-bearing deposits with banks	75,796	75,796	—	75,796	—
Securities purchased under resale agreements	6,087	6,087	—	6,087	—
Investment securities held to maturity	18,342	18,326	—	18,326	—
Net loans (excluding leases)	14,994	15,002	—	14,530	472
Financial Liabilities:
Deposits:
Noninterest-bearing	$72,800	$72,800	$—	$72,800	$—
Interest-bearing - U.S.	15,327	15,327	—	15,327	—
Interest-bearing - non-U.S.	106,521	106,521	—	106,521	—
Securities sold under repurchase agreements	8,953	8,953	—	8,953	—
Federal funds purchased	18	18	—	18	—
Other short-term borrowings	3,811	3,811	—	3,811	—
Long-term debt	9,503	9,809	—	8,927	882

			Fair-Value Hierarchy
December 31, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,220	$3,220	$3,220	$—	$—
Interest-bearing deposits with banks	64,257	64,257	—	64,257	—
Securities purchased under resale agreements	6,230	6,230	—	6,230	—
Investment securities held to maturity	17,740	17,560	—	17,560	—
Net loans (excluding leases)	12,363	12,355	—	11,908	447
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,614	$65,614	$—	$65,614	$—
Interest-bearing - U.S.	13,392	13,392	—	13,392	—
Interest-bearing - non-U.S.	103,262	103,262	—	103,262	—
Securities sold under repurchase agreements	7,953	7,953	—	7,953	—
Federal funds purchased	19	19	—	19	—
Other short-term borrowings	3,780	3,780	—	3,780	—
Long-term debt	9,699	9,909	—	9,056	853

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,959	$10	$6	$1,963	$702	$9	$2	$709
Mortgage-backed securities	23,176	206	290	23,092	23,744	211	392	23,563
Asset-backed securities:
Student loans(1)	14,355	128	203	14,280	14,718	92	268	14,542
Credit cards	7,253	21	37	7,237	8,230	21	41	8,210
Sub-prime	1,234	3	82	1,155	1,291	3	91	1,203
Other	4,767	133	20	4,880	4,949	138	23	5,064
Total asset-backed securities	27,609	285	342	27,552	29,188	254	423	29,019
Non-U.S. debt securities:
Mortgage-backed securities	10,978	225	7	11,196	10,808	230	9	11,029
Asset-backed securities	4,973	23	2	4,994	5,369	23	2	5,390
Government securities	3,689	3	—	3,692	3,759	2	—	3,761
Other	4,931	62	9	4,984	4,679	59	11	4,727
Total non-U.S. debt securities	24,571	313	18	24,866	24,615	314	22	24,907
State and political subdivisions	10,345	216	117	10,444	10,301	160	198	10,263
Collateralized mortgage obligations	5,253	67	58	5,262	5,275	70	76	5,269
Other U.S. debt securities	4,827	139	20	4,946	4,876	138	34	4,980
U.S. equity securities	29	7	—	36	28	6	—	34
Non-U.S. equity securities	1	—	—	1	1	—	—	1
U.S. money-market mutual funds	993	—	—	993	422	—	—	422
Non-U.S. money-market mutual funds	7	—	—	7	7	—	—	7
Total	$98,770	$1,243	$851	$99,162	$99,159	$1,162	$1,147	$99,174
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,096	$—	$328	$4,768	$5,041	$—	$448	$4,593
Mortgage-backed securities	81	6	—	87	91	6	—	97
Asset-backed securities:
Student loans(1)	1,889	5	2	1,892	1,627	—	10	1,617
Credit cards	897	3	—	900	762	1	—	763
Other	738	1	1	738	782	1	2	781
Total asset-backed securities	3,524	9	3	3,530	3,171	2	12	3,161
Non-U.S. debt securities:
Mortgage-backed securities	4,323	172	29	4,466	4,211	150	48	4,313
Asset-backed securities	2,399	19	—	2,418	2,202	19	—	2,221
Government securities	2	—	—	2	2	—	—	2
Other	192	—	—	192	192	—	—	192
Total non-U.S. debt securities	6,916	191	29	7,078	6,607	169	48	6,728
State and political subdivisions	16	—	—	16	24	1	—	25
Collateralized mortgage obligations	2,709	163	25	2,847	2,806	176	26	2,956
Total	$18,342	$369	$385	$18,326	$17,740	$354	$534	$17,560

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities carried at $47.67 billion and $46.99 billion as of March 31, 2014 and December 31, 2013, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,433	$5	$130	$1	$1,563	$6
Mortgage-backed securities	9,475	197	3,161	93	12,636	290
Asset-backed securities:
Student loans	606	5	7,271	198	7,877	203
Credit cards	3,311	26	214	11	3,525	37
Sub-prime	—	—	1,106	82	1,106	82
Other	1,997	10	418	10	2,415	20
Total asset-backed securities	5,914	41	9,009	301	14,923	342
Non-U.S. debt securities:
Mortgage-backed securities	819	2	326	5	1,145	7
Asset-backed securities	280	1	71	1	351	2
Other	1,652	6	149	3	1,801	9
Total non-U.S. debt securities	2,751	9	546	9	3,297	18
State and political subdivisions	1,850	49	1,311	68	3,161	117
Collateralized mortgage obligations	1,444	34	551	24	1,995	58
Other U.S. debt securities	783	13	60	7	843	20
Total	$23,650	$348	$14,768	$503	$38,418	$851
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,751	$328	$—	$—	$4,751	$328
Asset-backed securities:
Student loans	297	1	176	1	473	2
Other	129	1	—	—	129	1
Total asset-backed securities	426	2	176	1	602	3
Non-U.S. mortgage-backed securities	906	2	825	27	1,731	29
Collateralized mortgage obligations	595	11	407	14	1,002	25
Total	$6,678	$343	$1,408	$42	$8,086	$385

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$182	$1	$113	$1	$295	$2
Mortgage-backed securities	10,562	316	2,389	76	12,951	392
Asset-backed securities:
Student loans	1,930	16	7,252	252	9,182	268
Credit cards	3,714	30	161	11	3,875	41
Sub-prime	—	—	1,150	91	1,150	91
Other	1,896	12	439	11	2,335	23
Total asset-backed securities	7,540	58	9,002	365	16,542	423
Non-U.S. debt securities:
Mortgage-backed securities	868	2	258	7	1,126	9
Asset-backed securities	551	1	16	1	567	2
Other	1,655	9	150	2	1,805	11
Total non-U.S. debt securities	3,074	12	424	10	3,498	22
State and political subdivisions	3,242	113	1,268	85	4,510	198
Collateralized mortgage obligations	1,581	55	510	21	2,091	76
Other U.S. debt securities	1,039	25	58	9	1,097	34
Total	$27,220	$580	$13,764	$567	$40,984	$1,147
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,571	$448	$—	$—	$4,571	$448
Asset-backed securities:
Student Loans	1,352	10	—	—	1,352	10
Other	297	1	29	1	326	2
Total asset-backed securities	1,649	11	29	1	1,678	12
Non-U.S. mortgage-backed securities	834	3	878	45	1,712	48
Collateralized mortgage obligations	759	18	161	8	920	26
Total	$7,813	$480	$1,068	$54	$8,881	$534

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of March 31, 2014:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2	$526	$835	$600
Mortgage-backed securities	183	2,387	5,276	15,246
Asset-backed securities:
Student loans	647	6,608	4,216	2,809
Credit cards	2,187	3,057	1,993	—
Sub-prime	7	20	1	1,127
Other	469	1,314	1,381	1,716
Total asset-backed securities	3,310	10,999	7,591	5,652
Non-U.S. debt securities:
Mortgage-backed securities	1,698	5,562	247	3,689
Asset-backed securities	355	3,906	599	134
Government securities	2,537	1,155	—	—
Other	1,658	2,625	701	—
Total non-U.S. debt securities	6,248	13,248	1,547	3,823
State and political subdivisions	672	3,122	4,049	2,601
Collateralized mortgage obligations	453	1,458	1,059	2,292
Other U.S. debt securities	437	3,761	715	33
Total	$11,305	$35,501	$21,072	$30,247
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$96
Mortgage-backed securities	—	19	16	46
Asset-backed securities
Student loans	19	192	383	1,295
Credit cards	—	335	562	—
Other	23	447	263	5
Total asset-backed securities	42	974	1,208	1,300
Non-U.S. debt securities:
Mortgage-backed securities	23	1,191	194	2,915
Asset-backed securities	70	2,085	244	—
Government securities	2	—	—	—
Other	166	25	—	1
Total non-U.S. debt securities	261	3,301	438	2,916
State and political subdivisions	13	3	—	—
Collateralized mortgage obligations	238	960	496	1,015
Total	$554	$5,257	$7,158	$5,373
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents gross realized gains and gross realized losses from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
Gross realized gains from sales of available-for-sale securities	$15	$57
Gross realized losses from sales of available-for-sale securities	—	(52)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	—
Losses reclassified (from) to other comprehensive income	(8)	(3)
Net impairment losses(1)	(9)	(3)
Gains related to investment securities, net	$6	$2
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(9)	$—
Impairment associated with adverse changes in timing of expected future cash flows	—	(3)
Net impairment losses	$(9)	$(3)
The following table presents activity with respect to net impairment losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
Beginning balance	$122	$124
Plus losses for which other-than-temporary impairment was previously recognized	9	3
Less previously recognized losses related to securities sold or matured	(1)	—
Less losses related to securities intended or required to be sold	(6)	—
Ending balance	$124	$127
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following describes our process for the identification and assessment of other-than-temporary impairment.
U.S. Agency Residential Mortgage-Backed Securities
Our portfolio of U.S. agency residential mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2014 or the three months ended March 31, 2013. The decline in the unrealized losses on these securities as of March 31, 2014 compared to December 31, 2013 was attributable to narrowing spreads in the three months ended March 31, 2014.
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
We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2014 or the three months ended March 31, 2013. The gross unrealized losses in our FFELP loan-backed securities portfolio as of March 31, 2014 were primarily attributable to lower liquidity and the lower spreads on these securities relative to those associated with more current issuances. Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S.

government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.8 years as of March 31, 2014.
Our total exposure to private student loan-backed securities was less than $800 million as of March 31, 2014. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2014 or the three months ended March 31, 2013.
Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German securities collateralized by automobile loans and leases. Our assessment of impairment with respect to these securities considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any other-than-temporary impairment exists.
In the three months ended March 31, 2014, we recorded no other-than-temporary impairment on these securities in our consolidated statement of income. In the three months ended March 31, 2013, we recorded other-than-temporary impairment of $3 million related to non-U.S. mortgage-backed securities resulting from adverse changes in the timing of expected future cash flows from certain of the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal with respect to mortgage- and asset-backed securities totaled approximately $647 million as of March 31, 2014, composed of $204 million in Spain, $243 million in Italy, $120 million in Ireland and $80 million in Portugal. We had no direct sovereign debt exposure to any of these countries as of that date. As of March 31, 2014, these mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $91 million, composed of gross unrealized gains of $96 million and gross unrealized losses of $5 million.
Our assessment of other-than-temporary impairment of these securities takes into account

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

government intervention in the corresponding mortgage markets and assumes a negative baseline macroeconomic environment for this region, due to a combination of slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 10% and 19% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, stress testing and sensitivity analysis is performed in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
State and Political Subdivisions and Other U.S. Debt Securities
Our municipal securities portfolio primarily includes securities issued by U.S. states and their municipalities. A portion of this portfolio is held in connection with our tax-exempt investment program, more fully described in note 9. Our portfolio of other U.S. debt securities is primarily composed of securities issued by U.S. corporations.  The decline in the unrealized losses on these securities as of March 31, 2014 compared to December 31, 2013 was attributable to narrowing spreads and declines in interest rates in the three months ended March 31, 2014.
Our assessment of other-than-temporary impairment of these portfolios considers, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting impairment deemed to be other than temporary is recorded in our consolidated statement of income.  We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2014 or 2013.
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
We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2014 or 2013.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded $9 million of other-than-temporary impairment on these securities in our consolidated statement of income in the three months ended March 31, 2014, all associated with expected credit losses. We recorded no other-than-temporary impairment on these securities in the three months ended March 31, 2013.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In the aggregate, we recorded other-than-temporary impairment of $9 million in the three months ended March 31, 2014, compared to $3 million in the three months ended March 31, 2013, respectively, as summarized below:
Three months ended March 31, 2014:

•	$9 million (U.S. non-agency commercial mortgage-backed securities) was associated with expected credit losses.
Three months ended March 31, 2013:

•	$3 million (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from certain of the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the three months ended March 31, 2014, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $1.24 billion as of March 31, 2014, related to 2,122 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.

Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Institutional:
Investment funds:
U.S.	$10,000	$8,695
Non-U.S.	2,310	1,718
Commercial and financial:
U.S.	1,895	1,372
Non-U.S.	363	154
Purchased receivables:
U.S.	202	217
Non-U.S.	20	26
Lease financing:
U.S.	337	339
Non-U.S.	753	756
Total institutional	15,880	13,277
Commercial real estate:
U.S.	234	209
Total loans and leases	16,114	13,486
Allowance for loan losses	(30)	(28)
Loans and leases, net of allowance for loan losses	$16,084	$13,458
Aggregate short-duration advances to our clients included in the institutional segment were $4.83 billion and $2.45 billion as of March 31, 2014 and December 31, 2013, respectively.
The commercial-and-financial class in the institutional segment presented in the table above included approximately $1.15 billion and $724 million of senior secured bank loans as of March 31, 2014 and December 31, 2013, respectively. These commercial-and-financial loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of March 31, 2014, our allowance for loan losses included approximately $8 million related to these loans.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
March 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$12,073	$961	$222	$1,037	$—	$29	$14,322
Speculative(2)	237	1,281	—	53	205	—	1,776
Special mention(3)	—	16	—	—	—	—	16
Total	$12,310	$2,258	$222	$1,090	$205	$29	$16,114

	Institutional				Commercial Real Estate
December 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$10,282	$740	$243	$1,068	$—	$29	$12,362
Speculative(2)	131	770	—	27	180	—	1,108
Special mention(3)	—	16	—	—	—	—	16
Total	$10,413	$1,526	$243	$1,095	$180	$29	$13,486

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
Loans and leases are categorized in the rating categories presented in the preceding table that align with our internal risk-rating framework. Management considers the ratings to be current as of March 31, 2014. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.

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

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	March 31, 2014			December 31, 2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$—	$130	$130	$26	$180	$206
Collectively evaluated for impairment(1)	15,880	104	15,984	13,251	29	13,280
Total	$15,880	$234	$16,114	$13,277	$209	$13,486

(1) As of March 31, 2014 and December 31, 2013, all of the allowance for loan losses of $30 million and $28 million, respectively, related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	March 31, 2014			December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$130	$143	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	21	—	—	21	—
Total CRE	$130	$198	$—	$130	$198	$—

(1) As of March 31, 2014 and December 31, 2013, all of the allowance for loan losses of $30 million and $28 million, respectively, related to loans that were not impaired.

	Three Months Ended March 31,
	Average Recorded Investment		Interest Revenue Recognized
	2014	2013	2014	2013
(In millions)
With no related allowance recorded:
CRE—property development	$130	$195	$2	$4
Total CRE	$130	$195	$2	$4
As of both March 31, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of CRE loans, presented in the preceding impaired loans and leases table, which were modified in troubled debt restructurings. No impairment loss was recognized as a result of restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the three months ended March 31, 2014 or the year ended December 31, 2013.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2014			2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses:
Beginning balance	$28	$—	$28	$22	$—	$22
Provisions	2	—	2	—	—	—
Ending balance	$30	$—	$30	$22	$—	$22

The provision recorded in the three months ended March 31, 2014 was associated with our exposure to senior secured bank loans. These loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.

Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Three Months Ended March 31,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,999	$37	$6,036	$5,941	$36	$5,977
Foreign currency translation, net	2	—	2	(64)	(1)	(65)
Ending balance	$6,001	$37	$6,038	$5,877	$35	$5,912
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Three Months Ended March 31,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$2,321	$39	$2,360	$2,492	$47	$2,539
Amortization	(52)	(2)	(54)	(51)	(2)	(53)
Foreign currency translation, net	—	—	—	(32)	(2)	(34)
Ending balance	$2,269	$37	$2,306	$2,409	$43	$2,452
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2014			December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,702	$(1,011)	$1,691	$2,706	$(975)	$1,731
Core deposits	717	(200)	517	717	(191)	526
Other	230	(132)	98	234	(131)	103
Total	$3,649	$(1,343)	$2,306	$3,657	$(1,297)	$2,360

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Collateral deposits, net	$13,518	$13,706
Unrealized gains on derivative financial instruments, net	3,469	5,476
Bank-owned life insurance	2,359	2,343
Investments in joint ventures and other unconsolidated entities	1,712	1,644
Accounts receivable	687	950
Prepaid expenses	359	286
Income taxes receivable	339	337
Receivable for securities settlement	334	195
Deferred tax assets, net of valuation allowance	249	263
Receivable for securities sold	191	—
Deposits with clearing organizations	183	177
Other(1)	589	613
Total	$23,989	$25,990

(1)	Included other real estate owned of approximately $60 million and $59 million as of March 31, 2014 and December 31, 2013, respectively.
Note 7.    Commitments and Guarantees
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $21.77 billion and $21.30 billion as of March 31, 2014 and December 31, 2013, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. Approximately 77% of our unfunded commitments to extend credit expire within one year from the date of issue. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

Guarantees:
Off-balance sheet guarantees are composed of indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The potential losses associated with these guarantees equal the gross contractual amounts, and do not consider the value of any collateral. The following table presents the aggregate gross contractual amounts of our off-balance sheet guarantees as of the dates indicated. Amounts presented do not reflect participations to independent third parties.

(In millions)	March 31, 2014	December 31, 2013
Indemnified securities financing	$346,789	$320,078
Stable value protection	24,484	24,906
Asset purchase agreements	4,304	4,685
Standby letters of credit	4,870	4,612
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Aggregate fair value of indemnified securities financing	$346,789	$320,078
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	358,240	331,732
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	94,423	85,374
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	99,935	91,097
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2014 and December 31, 2013, we had approximately $11.32 billion and $11.29 billion, respectively, of collateral provided and approximately $6.29 billion and $6.62 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
Stable Value Protection
In the normal course of our business, we offer products that provide book-value protection, primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. The book-value protection is provided on portfolios of intermediate investment grade fixed-income securities, and is intended to provide safety and stable growth of principal invested. The protection is intended to cover any shortfall in the event that a significant number of plan participants withdraw funds when book value exceeds market value and the liquidation of the assets is not sufficient to redeem the participants. The investment parameters of the underlying portfolios, combined with structural protections, are designed to provide cushion and guard against payments even under extreme stress scenarios.

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
Note 8.    Contingencies
Legal and Regulatory Matters:
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition.  However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved, or an accrual is determined to be required on our consolidated financial condition, or on our reputation.
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and that we deem can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

We also consider a loss probable and establish an accrual when we make or intend to make an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and the reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a loss or range of loss might not be reasonably estimated until the later stages of the proceeding.
As of March 31, 2014, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $111 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
SSgA
We have previously reported on two related ERISA class actions by investors in unregistered SSgA-managed collective trust funds and common trust funds which challenge the division of our securities lending-related revenue between those funds and State Street in its role as lending agent. In January 2014, we filed a motion to approve a $10 million class settlement of the collective trust fund litigation. A final fairness hearing has been scheduled for May 2014. The common trust fund class action was dismissed in March 2014.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $120 million, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. We had $10 million accrued as of March 31, 2014 in connection with this matter.
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
We provide custody and principal foreign exchange services to government pension plans in

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

other jurisdictions. Since the commencement of the litigation in California, attorneys general and other government authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the SEC, have requested information or issued subpoenas in connection with inquiries into the pricing of our foreign exchange services. We continue to respond to such inquiries and subpoenas.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading services for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
Three Months Ended March 31, 2014	63
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
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints allege various violations of the federal securities laws, common law and ERISA in connection with our public disclosures concerning our investment securities portfolio, our asset-backed commercial paper conduit program, and our foreign exchange trading business. A fourth complaint, a purported shareholder derivative action on behalf of State Street, was dismissed in September 2013. As of March 31, 2014, we had an accrual, net of anticipated insurance recovery, of $13 million in connection with this matter.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of March 31, 2014, we had remaining accruals of approximately $3 million for indemnification costs associated with this matter.
Investment Servicing
State Street is named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints, collectively, allege various claims in connection with certain assets managed by TAG. In 2013, we entered into settlements with certain of the TAG account holders. We had $4.6 million accrued as of March 31, 2014 with respect to claims that have not been settled.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $163 million and $164 million as of March 31, 2014 and December 31, 2013, respectively.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of March 31, 2014 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
Note 9.    Variable Interest Entities
Asset-Backed Investment Securities:
We invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which are considered to be variable interest entities, or VIEs, as defined by GAAP. We are not considered to be the primary beneficiary of these VIEs, as defined by GAAP, since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 3.

Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of March 31, 2014 and December 31, 2013, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.33 billion as of each date, and other short-term borrowings of $1.93 billion and $1.95 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.3 years as of March 31, 2014, compared to approximately 6.5 years as of December 31, 2013.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.96 billion and $684 million, respectively, as of March 31, 2014, none of which was utilized as of that date. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 31, 2014, we were an investor in a sponsored investment fund, considered to be a VIE, which was initially launched on December 31, 2013. Given the extent of our exposure to the variability of the net assets of the fund, we were deemed to be the fund’s primary beneficiary, and as a result we include the fund in our consolidated financial statements. The fund's activities consist primarily of active trading in various equity, fixed-income, currency, commodity and futures markets. Such activities are included in our consolidated financial statements.
As of March 31, 2014, the aggregate assets and liabilities of this consolidated sponsored investment fund totaled $60 million and $10 million, respectively. As of December 31, 2013, the fund’s assets consisted solely of $50 million in cash.
As of March 31, 2014 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $50 million and represented the value of our economic ownership interest in the fund. In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
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

As of March 31, 2014 and December 31, 2013, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $24 million and $18 million as of March 31, 2014 and December 31, 2013, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 10.    Shareholders’ Equity
Preferred Stock:
In February 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
On March 15, 2024, or any dividend payment date thereafter, the Series D preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to March 15, 2024, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series D preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
In the three months ended March 31, 2014, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street's non-cumulative perpetual preferred stock, Series C) of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $6 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Dividends on shares of both our Series C and Series D preferred stock are not mandatory and are not cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at an annual rate of 5.25% and 5.90%, respectively. If we issue additional shares of our Series C or Series D preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on our Series C and Series D preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including federal regulatory capital guidelines.
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
Common Stock:
In March 2014, our Board of Directors approved a new common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. No shares were purchased by us under this program in the three months ended March 31, 2014.
In the three months ended March 31, 2014, we purchased approximately 6.1 million shares of our common stock at an average cost of $69.14 per share and an aggregate cost of approximately $420 million, under a previous program approved by the Board in March 2013. As of March 31, 2014, no shares remained available for purchase under the March 2013 program. Shares acquired in connection with our common stock purchase programs which remained unissued as of March 31, 2014 were recorded as treasury stock in our consolidated statement of condition as of March 31, 2014.
In both the three months ended March 31, 2014 and 2013, we declared aggregate common stock dividends of $0.26 per share, totaling approximately $112 million and $118 million, respectively.
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Net unrealized gains on cash flow hedges	$154	$161
Net unrealized gains (losses) on available-for-sale securities portfolio	194	(56)
Net unrealized losses related to reclassified available-for-sale securities	(61)	(72)
Net unrealized gains (losses) on available-for-sale securities	133	(128)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(107)	(97)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	2	4
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(39)	(47)
Net unrealized losses on retirement plans	(197)	(203)
Foreign currency translation	256	229
Total	$188	$(95)
In the three months ended March 31, 2014, we realized net gains of $15 million, or $9 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax gains of $5 million were included in AOCI as of December 31, 2013, net of deferred taxes of $3 million, related to these sales. In the three months ended March 31, 2013, we realized net gains of $5 million, or $3 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax losses of $49 million were included in AOCI as of December 31, 2012, net of deferred taxes of $20 million, related to these sales.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	(8)	258	—	8	1	27	286
Amounts reclassified out of AOCI	1	(9)	—	—	5	—	(3)
Other comprehensive income (loss)	(7)	249	—	8	6	27	283
Ending balance	$154	$28	$(14)	$(39)	$(197)	$256	$188

	Three Months Ended March 31, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	63	69	—	4	(2)	(248)	(114)
Amounts reclassified out of AOCI	1	(3)	—	2	5	—	5
Other comprehensive income (loss)	64	66	—	6	3	(248)	(109)
Ending balance	$133	$585	$(14)	$(59)	$(280)	$(114)	$251
The following table presents after-tax reclassifications out of AOCI for the periods indicated:

	Three Months Ended March 31,
	2014	2013
(In millions)	Amounts Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$1	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($6) and ($2), respectively	(9)	(3)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $1	—	2	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related tax benefits of $3 and $3, respectively	5	5	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$(3)	$5
Note 11.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. Our derivative

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

positions include derivative contracts held by a consolidated sponsored investment fund (refer to note 9).
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
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities, which trading activities include our use of derivative financial instruments. One such risk-management measure is Value-at-Risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable regulatory market risk requirements.

Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2014 and December 31, 2013, we had recorded approximately $1.74 billion and $2.58 billion, respectively, of cash collateral received from counterparties and approximately $2.46 billion and $3.36 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2014 totaled approximately $422 million, against which we had provided no underlying collateral, due to timing differences with respect to the mark-to-market valuation of the collateral. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2014 was approximately $422 million. Such accelerated settlement would not affect our consolidated results of operations.

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
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 7, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.

Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged securities had a weighted-average life of approximately 6.3 years as of March 31, 2014, compared to 6.5 years as of December 31, 2013. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security had a remaining life of approximately 7 months as of March 31, 2014, compared to approximately 10 months as of December 31, 2013. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$878	$1,023
Options and caps purchased	20	27
Options and caps written	20	27
Futures	3,731	3,282
Foreign exchange contracts:
Forward, swap and spot	1,232,146	1,124,355
Options purchased	1,484	1,666
Options written	1,140	1,423
Futures	14	—
Credit derivative contracts:
Credit swap agreements	141	141
Total return swap agreements(1)	180	—
Commodity and equity contracts:
Commodity(1)	11,363	2
Equity(1)	18	1
Other:
Stable value contracts	24,484	24,906
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	5,222	5,221
Foreign exchange contracts:
Forward and swap	2,866	2,783

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in note 9.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	March 31, 2014			December 31, 2013
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,589	$133	$2,722	$2,589	$132	$2,721
Long-term debt(1)	2,500	—	2,500	2,500	—	2,500
Total	$5,089	$133	$5,222	$5,089	$132	$5,221

(1) As of March 31, 2014, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $3 million. As of December 31, 2013, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.39%	2.60%	3.77%	3.03%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

	Asset Derivatives
	Balance Sheet Location	Fair Value
(In millions)		March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$8,012	$11,552
Interest-rate contracts	Other assets	21	29
Other derivative contracts	Other assets	2	1
Total		$8,035	$11,582
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$306	$359
Interest-rate contracts	Other assets	35	36
Total		$341	$395

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Liability Derivatives
	Balance Sheet Location	Fair Value
(In millions)		March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$7,771	$11,428
Interest-rate contracts	Other liabilities	21	29
Other derivative contracts	Other liabilities	10	9
Total		$7,802	$11,466
Derivatives designated as hedging instruments:
Interest-rate contracts	Other liabilities	$248	$302
Foreign exchange contracts	Other liabilities	71	43
Total		$319	$345

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$134	$145
Interest-rate contracts	Trading services revenue	—	1
Other derivative contracts	Processing fees and other revenue	(1)	—
Total		$133	$146

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended March 31,				Three Months Ended March 31,
Derivatives designated as fair value hedges:		2014	2013			2014	2013
Foreign exchange contracts	Processing fees and other revenue	$42	$4	Investment securities	Processing fees and other revenue	$(42)	$(4)
Interest-rate contracts	Processing fees and other revenue	(12)	1	Available-for-sale securities	Processing fees and other revenue	12	(2)
Interest-rate contracts	Processing fees and other revenue	49	(15)	Long-term debt	Processing fees and other revenue	(45)	16
Total		$79	$(10)			$(75)	$10
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item,

excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2014	2013		2014	2013		2014	2013
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$12	Net interest revenue	$(1)	$(1)	Net interest revenue	$1	$1
Foreign exchange contracts	(12)	105	Net interest revenue	—	—	Net interest revenue	1	3
Total	$(13)	$117		$(1)	$(1)		$2	$4

Note 12. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business.
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
In connection with secured financing transactions, we enter into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral in the event of default. Collateral is generally required in the form of cash, equity securities or fixed-income securities. Default events may include the failure to make payments or deliver securities timely, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.
In order for an arrangement to be eligible for netting, we must have a reasonable basis to conclude that such netting arrangements are legally enforceable. The analysis of the legal enforceability of an arrangement differs by jurisdiction, depending on the laws of that jurisdiction. In many jurisdictions, specific legislation exists that provides for the enforceability in bankruptcy of close-out netting under a netting agreement, typically by way of specific exception from more general prohibitions on the exercise of creditor rights.
When we have a basis to conclude that a legally enforceable netting arrangement exists between us and the derivative counterparty and the relevant transaction is the type of transaction that is recorded in our consolidated statement of condition, we offset derivative assets and liabilities, and the related collateral received and provided, in our consolidated statement of condition. We also offset assets and liabilities related to secured financing transactions with the same counterparty or clearinghouse which have the same maturity date and are settled in the normal course of business on a net basis.
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of March 31, 2014 and December 31, 2013, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $4.60 billion and $5.64 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $1.53 billion and $1.77 billion, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$56	$(45)	$11	$65	$(59)	$6
Foreign exchange contracts	8,318	(3,489)	4,829	11,911	(4,514)	7,397
Other derivative contracts	2	(1)	1	1	—	1
Cash collateral netting	—	(1,372)	(1,372)	—	(1,928)	(1,928)
Total derivatives	$8,376	$(4,907)	$3,469	$11,977	$(6,501)	$5,476
Other financial instruments:
Resale agreements and securities borrowing(3)	$47,715	$(30,307)	$17,408	$48,221	$(30,700)	$17,521
Total derivatives and other financial instruments	$56,091	$(35,214)	$20,877	$60,198	$(37,201)	$22,997

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $17,408 million as of March 31, 2014 was $6,087 million of resale agreements and $11,321 million of collateral provided related to securities borrowing. Included in the $17,521 million as of December 31, 2013 was $6,230 million of resale agreements and $11,291 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$3,469	$—	$(187)	$3,282	$5,476	$—	$(181)	$5,295
Resale agreements and securities borrowing	17,408	(113)	(15,099)	2,196	17,521	(131)	(14,983)	2,407
Total	$20,877	$(113)	$(15,286)	$5,478	$22,997	$(131)	$(15,164)	$7,702

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Interest-rate contracts	$269	$(45)	$224	$331	$(59)	$272
Foreign exchange contracts	7,842	(3,489)	4,353	11,471	(4,514)	6,957
Other derivative contracts	10	(1)	9	9	—	9
Cash collateral netting	—	(274)	(274)	—	(979)	(979)
Total derivatives	$8,121	$(3,809)	$4,312	$11,811	$(5,552)	$6,259
Other financial instruments:
Repurchase agreements and securities lending(3)	$45,545	$(30,307)	$15,238	$45,273	$(30,700)	$14,573
Total derivatives and other financial instruments	$53,666	$(34,116)	$19,550	$57,084	$(36,252)	$20,832

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,238 million as of March 31, 2014 was $8,953 million of repurchase agreements and $6,285 million of collateral received related to securities lending. Included in the $14,573 million as of December 31, 2013 was $7,953 million of repurchase agreements and $6,620 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	March 31, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$4,312	$—	$—	$4,312	$6,259	$—	$(6)	$6,253
Repurchase agreements and securities lending	15,238	(113)	(13,015)	2,110	14,573	(131)	(13,036)	1,406
Total	$19,550	$(113)	$(13,015)	$6,422	$20,832	$(131)	$(13,042)	$7,659

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
Interest revenue:
Deposits with banks	$34	$31
Investment securities:
U.S. Treasury and federal agencies	163	194
State and political subdivisions	71	51
Other investments	319	341
Securities purchased under resale agreements	9	13
Loans and leases	58	56
Other interest-earning assets	1	1
Total interest revenue	655	687
Interest expense:
Deposits	15	34
Short-term borrowings	15	16
Long-term debt	63	56
Other interest-bearing liabilities	7	5
Total interest expense	100	111
Net interest revenue	$555	$576
Note 14.    Expenses
Severance Costs:
In the three months ended March 31, 2014, we recorded $72 million of severance costs. These severance costs were the result of staff reductions associated with the realignment of our cost base, and were recorded in compensation and employee benefits expenses in our consolidated statement of income.
Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended March 31,
(In millions)	2014	2013
Acquisition costs	$21	$15
Restructuring charges, net	12	(1)
Total acquisition and restructuring costs	$33	$14

Acquisition Costs
Acquisition costs recorded in the three months ended March 31, 2014 and 2013 were related to previously disclosed acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $390 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012, $25 million in 2013 and $9 million in the three months ended March 31, 2014.
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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,436 additional involuntary terminations. As of March 31, 2014, we eliminated 1,375 of these positions.
Expense Control Measures
In December 2012, in connection with expense control measures designed to better align our

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012, $3 million in 2013 and $3 million in the three months ended March 31, 2014 in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations of 960 employees (630 positions after replacements).  As of March 31, 2014, we substantially completed these reductions.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2013	$50	$49	$7	$106
Additional accruals for Business Operations and Information Technology Transformation program	6	3	—	9
Additional accruals for 2012 expense control measures	—	—	3	3
Payments and adjustments	(17)	(12)	(2)	(31)
Balance as of March 31, 2014	$39	$40	$8	$87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.    Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Net income	$363	$464
Less:
Preferred stock dividends	(6)	(7)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(2)
Net income available to common shareholders	$356	$455
Average common shares outstanding (in thousands):
Basic average common shares	430,621	454,315
Effect of dilutive securities: common stock options and common stock awards	8,194	8,436
Diluted average common shares	438,815	462,751
Anti-dilutive securities(2)	1,504	2,488
Earnings per Common Share:
Basic	$.83	$1.00
Diluted(3)	.81	.98

(1) Represented the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(2) Represented common stock options and other equity-based awards outstanding but not included in the computation of diluted average shares, because their effect was anti-dilutive.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

Note 16.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with these lines of business, is provided in note 25 to the consolidated financial statements included in our 2013 Form 10-K.
The following table provides a summary of our line-of-business results for the periods indicated. The “Other” column for three months ended March 31, 2014 included $72 million of severance costs associated with staff reductions; $33 million of acquisition and restructuring costs; and $6 million of net provisions for litigation exposure and other costs. The “Other” column for three months ended March 31, 2013 included $14 million of net acquisition and restructuring costs. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the three months ended March 31, 2013 reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$1,238	$1,175	$—	$—	$—	$—	$1,238	$1,175
Management fees	—	—	292	263	—	—	292	263
Trading services	227	257	12	24	—	—	239	281
Securities finance	85	78	—	—	—	—	85	78
Processing fees and other	69	55	1	5	—	—	70	60
Total fee revenue	1,619	1,565	305	292	—	—	1,924	1,857
Net interest revenue	538	557	17	19	—	—	555	576
Gains (losses) related to investment securities, net	6	2	—	—	—	—	6	2
Total revenue	2,163	2,124	322	311	—	—	2,485	2,435
Provision for loan losses	2	—	—	—	—	—	2	—
Total expenses	1,673	1,590	244	222	111	14	2,028	1,826
Income before income tax expense	$488	$534	$78	$89	$(111)	$(14)	$455	$609
Pre-tax margin	23%	25%	24%	29%			18%	25%
Average assets (in billions)	$212.2	$204.4	$3.4	$3.9			$215.6	$208.3

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.    Non-U.S. Activities
We generally define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates and other judgments are applied to quantify the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Interest expense allocations are based on our internal funds transfer pricing methodology.
The following table presents our non-U.S. financial results for the periods indicated.

	Three Months Ended March 31,
(In millions)	2014	2013
Total fee revenue	$788	$765
Net interest revenue	325	273
Gains (losses) related to investment securities, net	6	(3)
Total revenue	1,119	1,035
Expenses	839	753
Income before income taxes	280	282
Income tax expense	65	69
Net income	$215	$213
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	March 31, 2014	December 31, 2013
Interest-bearing deposits with banks	$10,281	$9,584
Investment securities	31,790	31,522
Other assets	17,552	16,778
Total non-U.S. assets	$59,623	$57,884

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition of the Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
/s/ Ernst & Young LLP
Boston, Massachusetts
May 9, 2014

FORM 10-Q PART I CROSS-REFERENCE INDEX
The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In March 2013, our Board of Directors approved a common stock purchase program authorizing the purchase by us of up to $2.10 billion of our common stock through March 31, 2014. In March 2014, our Board of Directors approved a new common stock program authorizing the purchase by us of up to $1.70 billion of our common stock through March 31, 2015.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended March 31, 2014. All shares of our common stock purchased in the periods presented were purchased under the March 2013 program. We did not purchase any of our common stock under the March 2014 program in the quarter ended March 31, 2014. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2014	2,976	$71.16	$212	$208
February 1 - February 28, 2014	3,099	67.21	208	—
March 1 - March 31, 2014	—	—	—	1,700	(1)
Total	6,075	$69.14	$420	$1,700	(1)

(1) Amount reflects the total dollar value of shares that can be purchased under the March 2014 program.

ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 9, 2014	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2014	By:	/s/ JAMES J. MALERBA
James J. Malerba,
Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

	3.1	Restated Articles of Organization, as amended

4.1
Deposit Agreement, dated March 4, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of the depositary receipts (filed as Exhibit 4.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 4, 2014 and incorporated herein by reference)

10.1†
Form of amendment dated March 26, 2014 to employment agreements entered into with each of Joseph L. Hooley, Michael W. Bell, Joseph C. Antonellis, James S. Phalen and Michael F. Rogers (filed as Exhibit 99.1 to State Street’s Current Report on Form 8-K filed with the SEC on March 31, 2014 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2014 and 2013, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2014 and 2013, (iii) consolidated statement of condition as of March 31, 2014 and December 31, 2013, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2014 and 2013, (v) consolidated statement of cash flows for the three months ended March 31, 2014 and 2013, and (vi) condensed notes to consolidated financial statements.