Form 10-Q
period 2014-06-30
STATE STREET CORP
filed 2014-08-08
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 423,519,383.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2014

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of June 30, 2014, we had consolidated total assets of $282.32 billion, consolidated total deposits of $218.83 billion, consolidated total shareholders' equity of $21.70 billion and 29,420 employees. With $28.40 trillion of assets under custody and administration and $2.48 trillion of assets under management as of June 30, 2014, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and note 17 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013, referred to as our 2013 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, both of which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods consist of accounting for fair value measurements; other-than-temporary impairment of investment securities; and impairment of goodwill and other intangible assets. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available.
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2013 Form 10-K. We did not change these significant accounting policies in the first six months of 2014.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. These additional disclosures are accessible under "Filings and Reports" on the “Investor Relations” section of our corporate website at www.statestreet.com. We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-Q.
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

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement the Dodd-Frank Act, changes to the Basel III capital framework and European legislation, such as the Alternative Investment Fund Managers Directive and Undertakings for Collective Investment in Transferable Securities Directives, with respect to the levels of regulatory capital we must maintain, our credit exposure to third parties, margin requirements applicable to derivatives, banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, or other changes to how we provide services;

•	the impact of evolving and increasing regulatory compliance requirements and expectations on our expenses;

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
Forward-looking statements should not be viewed as predictions, and should not be the primary basis on which investors evaluate State Street. Any investor in State Street should consider all risks and uncertainties disclosed in our SEC filings, including our filings under the Securities Exchange Act of 1934, in particular our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, or registration statements filed under the Securities Act of 1933, all of which are accessible on the SEC's website at www.sec.gov or on the “Investor Relations” section of our corporate website at www.statestreet.com.
OVERVIEW OF FINANCIAL RESULTS
The following tables present our financial results for the quarters and six months ended June 30, 2014 and 2013:

	Quarters Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013	% Change
Total fee revenue	$2,039	$1,971	3%
Net interest revenue	561	596	(6)
Gains (losses) related to investment securities, net	(2)	(7)
Total revenue	2,598	2,560	1
Provision for loan losses	2	—
Total expenses	1,850	1,798	3
Income before income tax expense	746	762	(2)
Income tax expense	124	183
Net income	$622	$579	7
Adjustments to net income:
Dividends on preferred stock	(19)	(6)
Earnings allocated to participating securities	(1)	(2)
Net income available to common shareholders	$602	$571
Earnings per common share:
Basic	$1.41	$1.26
Diluted	1.38	1.24	11
Average common shares outstanding (in thousands):
Basic	427,824	452,176
Diluted	435,320	461,040
Cash dividends declared per common share	$.30	$.26
Return on average common equity	11.9%	11.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013	% Change
Total fee revenue	$3,963	$3,828	4%
Net interest revenue	1,116	1,172	(5)
Gains (losses) related to investment securities, net	4	(5)
Total revenue	5,083	4,995	2
Provision for loan losses	4	—
Total expenses	3,878	3,624	7
Income before income tax expense	1,201	1,371	(12)
Income tax expense	216	328
Net income	$985	$1,043	(6)
Adjustments to net income:
Dividends on preferred stock	(25)	(13)
Earnings allocated to participating securities	(2)	(4)
Net income available to common shareholders	$958	$1,026
Earnings per common share:
Basic	$2.23	$2.26
Diluted	2.19	2.22	(1)
Average common shares outstanding (in thousands):
Basic	429,215	453,240
Diluted	436,958	461,630
Cash dividends declared per common share	$.56	$.52
Return on average common equity	9.6%	10.2%
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2014 presented in the preceding table. More detailed information about our consolidated financial results, including comparisons of our financial results for the second quarter of 2014 to those for the second quarter of 2013 and for the six months ended June 30, 2014 to those for the six months ended June 30, 2013, is provided under “Consolidated Results of Operations,” which follows these sections.
Highlights

•
We were notified by the Federal Reserve on February 21, 2014 that we completed our Basel III qualification period, or parallel run, and would be required to begin using the advanced approaches framework in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we have begun to use the advanced approaches framework to calculate and disclose our regulatory capital ratios starting with the second quarter of 2014.

Information about our regulatory capital ratios as of June 30, 2014 is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis, and in note 11 to the consolidated financial statements, included in this Form 10-Q.

•
In the second quarter of 2014, under a purchase program approved by our Board of Directors in March 2014 which authorizes us to purchase up to $1.70 billion of our common stock through March 31, 2015, we purchased approximately 6.3 million shares of our common stock at an average price of $65.02 per share and an aggregate cost of approximately $410 million.

•	In the second quarter of 2014, we declared a quarterly common stock dividend of $0.30 per share, totaling approximately $128 million, which was paid in July 2014.
Additional information about our common stock purchase program and our common stock dividends is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis. Information about our common stock purchase program is also provided in Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in this Form 10-Q.

•
State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act limits the activities in which we (and non-banking entities that we are deemed to control under that Act) may engage to activities the Federal Reserve considers to be closely related to banking or to managing or controlling banks. Financial holding company status expands the activities permissible for a bank holding company to those that are deemed to be “financial in nature” by the Federal Reserve. State Street elected to become a financial holding company under the Bank Holding Company Act. Financial holding company status requires State Street and its banking subsidiaries to remain well capitalized and well managed and to comply with Community Reinvestment Act obligations. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.

In addition, we meet the criteria for a systemically important financial institution under the Dodd-Frank Act and we are one of 29 banking organizations identified as a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

global systemically important bank, or G-SIB, by the Financial Stability Board.
Our compliance obligations have increased significantly due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. In Europe, we anticipate that certain of our European banking subsidiaries may become subject to the European Central Bank's new supervisory authority. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our programs.
In addition, we and other large banking organizations are required under the Dodd-Frank Act to periodically submit a resolution plan to the Federal Reserve and the Federal Deposit Insurance Corporation, or FDIC, describing our strategy for rapid and orderly resolution in the event of material financial distress or failure.  In August 2014, the Federal Reserve and the FDIC announced the completion of their reviews of resolution plans submitted in 2013 by 11 large, complex banking organizations, including State Street, under the requirements of the Dodd-Frank Act, and informed each of these organizations of specific shortcomings with their respective 2013 resolution plans. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in the submission of our 2015 resolution plan, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.
Financial Results

•
Total revenue in the second quarter of 2014 increased 1% compared to the second quarter of 2013, as a 7% increase in aggregate servicing fee and management fee revenue and a 12% increase in securities finance revenue were partly offset by declines in trading services revenue and net interest revenue of 14% and 6%, respectively. Total fee revenue increased 3% compared to the second quarter of 2013.

•
Servicing fee revenue in the second quarter of 2014 increased 7% compared to the second quarter of 2013, mainly the result of stronger global equity markets, the positive revenue impact of net new business (revenue added from new servicing business less revenue lost from the removal of assets serviced), and the impact of the weaker U.S. dollar. Servicing fees generated outside the U.S. in the second quarter of 2014 and the second quarter of 2013 were approximately 42% and 41%, respectively, of total servicing fees for those periods.

•
Management fee revenue increased 8% in the second quarter of 2014 compared to the second quarter of 2013, primarily the result of stronger global equity markets, partly offset by the negative impact of the excess of revenue lost from liquidations of managed assets over revenue added from newly installed assets to be managed. Management fees generated outside the U.S. in the second quarter of 2014 and the second quarter of 2013 were approximately 36% and 35%, respectively, of total management fees for those periods.

•
In the second quarter of 2014, trading services revenue, composed of revenue generated by foreign exchange trading and revenue from brokerage and other trading services, declined 14% compared to the second quarter of 2013. Revenue from foreign exchange trading declined 16%, with estimated indirect foreign exchange revenue down 24% and direct sales and trading foreign exchange revenue down 8%, from the second quarter of 2013. Both declines were mainly the result of lower volatility. Brokerage and other trading services revenue in the second quarter of 2014 declined 13% compared to the second quarter of 2013, mainly reflective of lower client volumes in electronic trading.

•
Securities finance revenue increased 12% in the second quarter of 2014 compared to the second quarter of 2013, generally reflective of growth in our enhanced custody business, where we participate in securities finance transactions as a principal.

•
Net interest revenue in the second quarter of 2014 declined 6% compared to the second quarter of 2013, generally the result of lower yields on interest-earning assets, as lower global interest rates affected revenue from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

floating-rate assets, partly offset by lower interest expense and higher interest-earning assets.
Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 25 basis points to 1.17% in the second quarter of 2014 from 1.42% in the second quarter of 2013. Continued elevated levels of client deposits increased our average interest-earning assets, but negatively affected our net interest margin, as we placed a portion of these deposits with U.S. and non-U.S. central banks and earned the relatively low interest rates paid by the central banks on these balances.
Fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.

•
Total expenses in the second quarter of 2014 increased 3% compared to the second quarter of 2013. Compensation and employee benefits expenses increased 7%, primarily due to costs for additional staffing related to the installation of new business, higher incentive compensation, the impact of the weaker U.S. dollar, annual merit increases and higher regulatory compliance costs. These aggregate increases were partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.

Other expenses decreased 8% in the second quarter of 2014 compared to the second quarter of 2013, as lower levels of charitable contributions and sales promotion costs were partly offset by higher levels of professional services associated with regulatory compliance requirements.
We anticipate that evolving and increasing regulatory compliance requirements and expectations will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.

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

•
In the second quarter of 2014, we secured an estimated $250 billion of new business in assets to be serviced; of the total, $89 billion was installed prior to June 30, 2014, with the remaining $161 billion expected to be installed in the remainder of 2014. In the second quarter of 2014, we also installed approximately $54 billion of new asset servicing business that we were awarded in prior periods. As of June 30, 2014, we had an estimated $243 billion of new business in assets to be serviced, including the $161 billion referenced above, which remained to be installed in future periods. New business in assets to be serviced includes assets from new servicing clients, as well as additional assets to be serviced for existing clients.

The new business not installed by June 30, 2014 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in the second quarter of 2014, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.
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

•	In the second quarter of 2014, SSgA added approximately $15 billion of net new business in assets to be managed, composed primarily of $22 billion of net inflows, substantially into

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

institutional products and ETFs, partly offset by net outflows of $7 billion from managed cash.
In addition, approximately $6 billion of new business awarded to SSgA but not installed by June 30, 2014 was not included in our assets under management as of that date, and had no impact on our management fee revenue for the second quarter of 2014, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months of 2014 compared to the same periods in 2013 in more detail, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
Total Revenue
Additional information with respect to the sources of our revenue, the products and activities that generate it, and the factors that influence the levels of revenue generated during any period is provided under “Consolidated Results of Operations – Total Revenue” in Management’s Discussion and Analysis included in our 2013 Form 10-K.

The following tables present the components of total revenue for the periods indicated:

	Quarters Ended June 30,
	2014	2013	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$1,288	$1,201	7%
Management fees	300	277	8
Trading services:
Foreign exchange trading	144	171	(16)
Brokerage and other trading services	116	133	(13)
Total trading services	260	304	(14)
Securities finance	147	131	12
Processing fees and other	44	58	(24)
Total fee revenue	2,039	1,971	3
Net interest revenue:
Interest revenue	650	700	(7)
Interest expense	89	104	(14)
Net interest revenue	561	596	(6)
Gains (losses) related to investment securities, net	(2)	(7)
Total revenue	$2,598	$2,560	1

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Fee revenue:
Servicing fees	$2,526	$2,376	6%
Management fees	592	540	10
Trading services:
Foreign exchange trading	278	317	(12)
Brokerage and other trading services	235	276	(15)
Total trading services	513	593	(13)
Securities finance	232	209	11
Processing fees and other	100	110	(9)
Total fee revenue	3,963	3,828	4
Net interest revenue:
Interest revenue	1,305	1,387	(6)
Interest expense	189	215	(12)
Net interest revenue	1,116	1,172	(5)
Gains (losses) related to investment securities, net	4	(5)
Total revenue	$5,083	$4,995	2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fee Revenue
Servicing and management fees collectively composed approximately 78% and 79% of our total fee revenue in the second quarter and first six months of 2014, respectively, compared to 75% and 76%, respectively, for the corresponding periods in 2013. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of June 30, 2014 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease, over the relevant periods for or on which our servicing and management fees are calculated, in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease, over the relevant periods for or on which our servicing and management fees are calculated, in worldwide fixed-income security valuations would result in a corresponding change in our total revenue of approximately 1%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,900	1,609	18%	1,923	1,612	19%	1,960	1,606	22%
NASDAQ®	4,196	3,368	25	4,255	3,396	25	4,408	3,403	30
MSCI EAFE®	1,942	1,707	14	1,955	1,698	15	1,972	1,639	20
	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,868	1,563	20%	1,880	1,569	20%
NASDAQ®	4,203	3,275	28	4,229	3,293	28
MSCI EAFE®	1,918	1,687	14	1,926	1,687	14

The following tables present the components of fee revenue for the periods indicated:
FEE REVENUE

	Quarters Ended June 30,
(Dollars in millions)	2014	2013	% Change
Servicing fees	$1,288	$1,201	7%
Management fees	300	277	8
Trading services:
Foreign exchange trading	144	171	(16)
Brokerage and other trading services	116	133	(13)
Total trading services	260	304	(14)
Securities finance	147	131	12
Processing fees and other	44	58	(24)
Total fee revenue	$2,039	$1,971	3

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Servicing fees	$2,526	$2,376	6%
Management fees	592	540	10
Trading services:
Foreign exchange trading	278	317	(12)
Brokerage and other trading services	235	276	(15)
Total trading services	513	593	(13)
Securities finance	232	209	11
Processing fees and other	100	110	(9)
Total fee revenue	$3,963	$3,828	4
Servicing Fees
Servicing fees in the second quarter and first six months of 2014 increased 7% and 6%, respectively, compared to the second quarter and first six months of 2013, primarily the result of stronger global equity markets, the positive revenue impact of net new business (revenue added from new servicing business less revenue lost from the removal of assets serviced), and the impact of the weaker U.S. dollar. For both the second quarter and first six months of 2014, servicing fees generated outside the U.S. were approximately 42% of total servicing fees, compared to approximately 41% for both the second quarter and first six months of 2013.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration, as of the dates indicated:
COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
Mutual funds	$7,122	$6,811	$6,278
Collective funds	6,956	6,428	5,826
Pension products(1)	5,613	5,851	5,447
Insurance and other products	8,709	8,337	8,191
Total	$28,400	$27,427	$25,742

(1) Decline as of June 30, 2014 compared to December 31, 2013 resulted primarily from the loss of assets serviced referenced below in this “Servicing Fees” section.
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
Equities	$15,607	$15,050	$13,407
Fixed-income	9,255	9,072	9,046
Short-term and other investments	3,538	3,305	3,289
Total	$28,400	$27,427	$25,742

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
North America	$21,199	$20,764	$19,390
Europe/Middle East/Africa	5,923	5,511	5,245
Asia/Pacific	1,278	1,152	1,107
Total	$28,400	$27,427	$25,742

(1) Geographic mix is based on the location at which the assets are serviced.
The increase in total assets under custody and administration as of June 30, 2014 compared to both December 31, 2013 and June 30, 2013, resulted primarily from stronger global equity markets and net shareholder subscriptions experienced by our custody clients, partly offset by net losses of assets serviced. Asset levels as of June 30, 2014 did not reflect the estimated $243 billion of new business in assets to be serviced awarded to us in the second quarter of 2014 and prior periods but not installed prior to June 30, 2014. This new business will be reflected in assets under custody and administration in future periods after installation, and will generate servicing fee revenue in subsequent periods.
The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Management fees increased 8% and 10% during the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, primarily the result of stronger global equity markets, partly offset by the negative impact of the excess of revenue lost from liquidations of managed assets over revenue added from newly installed assets to be managed. For both the second quarter and first six months of 2014, management fees generated outside the U.S. were approximately 36% of total management fees, compared to 35% and 36%, respectively, for the same periods in 2013.
The following tables present assets under management by asset class and investment approach, ETFs by asset class, and the geographic mix of assets under management, as of the dates indicated:

ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
Equity:
Active	$42	$42	$44
Passive	1,390	1,334	1,152
Total Equity	1,432	1,376	1,196
Fixed-Income:
Active	16	16	18
Passive	336	311	306
Total Fixed-Income	352	327	324
Cash(2)	413	385	385
Multi-Asset-Class Solutions:
Active	34	23	22
Passive	116	110	97
Total Multi-Asset-Class Solutions	150	133	119
Alternative Investments(3):
Active	18	14	12
Passive	115	110	110
Total Alternative Investments	133	124	122
Total	$2,480	$2,345	$2,146

(1) As of December 31, 2013, the presentation was changed to align with the reporting of core businesses. Amounts reported as of June 30, 2013 have been adjusted for comparative purposes.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)(2)

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
Alternative Investments	$43	$39	$44
Cash	1	1	2
Equity	331	325	261
Fixed-income	38	34	30
Total Exchange-Traded Funds	$413	$399	$337

(1) Exchange-traded funds are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	June 30, 2014	December 31, 2013	June 30, 2013
North America	$1,533	$1,456	$1,347
Europe/Middle East/Africa	589	560	498
Asia/Pacific	358	329	301
Total	$2,480	$2,345	$2,146

(1) Geographic mix is based on client location or fund management location. Amounts reported as of June 30, 2013 were adjusted for comparative purposes to reflect realignment of reporting.

The increase in total assets under management as of June 30, 2014 compared to December 31, 2013 resulted primarily from net market appreciation during the first half of 2014 in the values of the assets managed, as well as net new business of approximately $18 billion. The net new business of $18 billion in the first six months of 2014 was primarily composed of $27 billion of net inflows into money market funds, partly offset by net outflows of $9 billion from ETFs.

The following table presents activity in assets under management, by product category, for the twelve months ended June 30, 2014:
ASSETS UNDER MANAGEMENT

(In billions)	Equity	Fixed-Income	Cash	Multi-Asset-Class Solutions	Alternative Investments	Total
Balance as of June 30, 2013	$1,196	$324	$385	$119	$122	$2,146
Long-term institutional inflows(1)	119	31	—	17	8	175
Long-term institutional outflows(1)	(151)	(31)	—	(14)	(8)	(204)
Long-term institutional flows, net	(32)	—	—	3	—	(29)
ETF flows, net	26	4	—	—	(6)	24
Cash fund flows, net	—	—	(2)	—	—	(2)
Total flows, net	(6)	4	(2)	3	(6)	(7)
Market appreciation(2)	180	—	—	8	7	195
Foreign exchange impact(2)	6	(1)	2	3	1	11
Total market/foreign exchange impact	186	(1)	2	11	8	206
Balance as of December 31, 2013	1,376	327	385	133	124	2,345
Long-term institutional inflows(1)	138	44	—	26	6	214
Long-term institutional outflows(1)	(153)	(37)	—	(18)	(6)	(214)
Long-term institutional flows, net	(15)	7	—	8	—	—
ETF flows, net	(13)	3	—	—	1	(9)
Cash fund flows, net	—	—	27	—	—	27
Total flows, net	(28)	10	27	8	1	18
Market appreciation(2)	78	12	—	8	6	104
Foreign exchange impact(2)	6	3	1	1	2	13
Total market/foreign exchange impact	84	15	1	9	8	117
Balance as of June 30, 2014	$1,432	$352	$413	$150	$133	$2,480

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Amounts represent aggregate impact on each product category for the period.
The net new business of approximately $18 billion in the first six months 2014 presented in the preceding table did not include $6 billion of new asset management business, substantially all of which was awarded to SSgA in the second quarter of 2014 but not installed prior to June 30, 2014. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.

Total assets under management as of June 30, 2014 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services
The following tables summarize the components of trading services revenue for the periods indicated:

	Quarters Ended June 30,
(Dollars in millions)	2014	2013	% Change
Foreign exchange trading:
Direct sales and trading	$79	$86	(8)%
Indirect foreign exchange trading	65	85	(24)
Total foreign exchange trading	144	171	(16)
Brokerage and other trading services:
Electronic foreign exchange trading	43	63	(32)
Other trading, transition management and brokerage	73	70	4
Total brokerage and other trading services	116	133	(13)
Total trading services revenue	$260	$304	(14)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Foreign exchange trading:
Direct sales and trading	$150	$167	(10)%
Indirect foreign exchange trading	128	150	(15)
Total foreign exchange trading	278	317	(12)
Brokerage and other trading services:
Electronic foreign exchange trading	91	124	(27)
Other trading, transition management and brokerage	144	152	(5)
Total brokerage and other trading services	235	276	(15)
Total trading services revenue	$513	$593	(13)
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
The 14% and 13% decrease in total trading services revenue for the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013, composed of separate changes related to FX trading and brokerage and other trading services, is explained below.
Total FX trading revenue declined 16% and 12% in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, primarily the result of lower currency volatility and spreads, partly offset by higher client volumes in direct sales and trading foreign exchange.
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
For the second quarter and first six months of 2014, our estimated indirect FX revenue declined 24% and 15%, respectively, compared to the same periods in 2013. The declines mainly resulted from lower currency volatility and lower client volumes. For the second quarter and first six months of 2014,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

compared to the same periods in 2013, our direct sales and trading FX revenue declined 8% and 10%, respectively. The declines mainly resulted from lower currency volatility, partly offset by higher client volumes.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Total brokerage and other trading services revenue declined 13% and 15% in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013. Our clients may choose to execute FX transactions through one of our electronic trading platforms. This service generates revenue through a “click” fee. Revenue from such electronic FX trading declined 32% and 27% in the second quarter of 2014 and first six months of 2014, respectively, compared to the same periods in 2013, mainly due to declines in client volumes.
In the first six months of 2014, other trading, transition management and brokerage revenue declined 5% compared to the same period in 2013. The decrease mainly resulted from a decline in distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the period, partly offset by an increase in currency management revenue. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue.
Our revenue from transition management and related expenses in the first six months of 2014, as well as in full-years 2013, 2012 and 2011, were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.
Securities Finance
Our agency securities finance business consists of two components: an agency lending program for SSgA-managed investment funds with a broad range of investment objectives, which we refer to as the SSgA lending funds, and an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds.

Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split.
 We also participate in securities lending transactions as a principal, which we refer to as our enhanced custody business. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While a significant proportion of the securities furnished by us in our role as principal is sourced from third parties, we have the ability to source securities through our assets under custody and administration, from clients who have designated State Street as an eligible borrower.
Securities finance revenue in the second quarter and first six months of 2014 increased 12% and 11%, respectively, compared to the same periods in 2013, generally reflective of growth in our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue decreased 24% and 9% in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013. The decrease was mainly due to higher amortization of tax-advantaged investments, partly offset by higher revenue from our investment in bank-owned life insurance.
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

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended June 30,
	2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$53,564	$51.38%		$28,244	$31.44%
Securities purchased under resale agreements	4,307	10.94		5,852	12.79
Trading account assets	953	—	—	638	—	—
Investment securities	117,593	568	1.94	118,522	609	2.06
Loans and leases	15,061	61	1.62	14,003	79	2.29
Other interest-earning assets	14,845	2.06		11,016	2.04
Average total interest-earning assets	$206,323	$692	1.34	$178,275	$733	1.64
Interest-bearing deposits:
U.S.	$20,698	$4	0.09%	$7,969	$3.13%
Non-U.S.	109,290	14	0.05	102,127	24.09
Securities sold under repurchase agreements	8,747	—	—	8,469	—	—
Federal funds purchased	19	—	—	300	—	—
Other short-term borrowings	4,000	(12)	(1.20)	3,641	15	1.63
Long-term debt	9,340	64	2.73	8,200	54	2.65
Other interest-bearing liabilities	7,559	19	0.99	6,273	8.52
Average total interest-bearing liabilities	$159,653	$89	0.22	$136,979	$104.30
Interest-rate spread			1.12%			1.34%
Net interest revenue—fully taxable-equivalent basis		$603			$629
Net interest margin—fully taxable-equivalent basis			1.17%			1.42%
Tax-equivalent adjustment		(42)			(33)
Net interest revenue—GAAP basis		$561			$596

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$43,543	$85.40%		$29,408	$62.42%
Securities purchased under resale agreements	5,463	19.69		5,751	25.87
Trading account assets	927	—	—	682	—	—
Investment securities	117,713	1,165	1.98	119,059	1,227	2.06
Loans and leases	14,833	119	1.61	13,374	135	2.04
Other interest-earning assets	14,190	3.04		10,025	3.05
Average total interest-earning assets	$196,669	$1,391	1.42	$178,299	$1,452	1.64
Interest-bearing deposits:
U.S.	$16,409	$5.07%		$10,669	$9.17%
Non-U.S.	105,308	28.05		100,930	52.10
Securities sold under repurchase agreements	8,586	—	—	8,156	—	—
Federal funds purchased	20	—	—	331	—	—
Other short-term borrowings	3,955	3.16		4,138	31	1.51
Long-term debt	9,503	127	2.66	7,802	110	2.83
Other interest-bearing liabilities	7,161	26.73		6,384	13.41
Average total interest-bearing liabilities	$150,942	$189.25		$138,410	$215.31
Interest-rate spread			1.17%			1.33%
Net interest revenue—fully taxable-equivalent basis		$1,202			$1,237
Net interest margin—fully taxable-equivalent basis			1.23%			1.40%
Tax-equivalent adjustment		(86)			(65)
Net interest revenue—GAAP basis		$1,116			$1,172
Average total interest-earning assets for the first six months of 2014 were higher compared to the first six months of 2013, the result of the investment of elevated levels of client deposits in interest-bearing deposits with banks, as well as higher levels of cash collateral (included in other interest-earning assets in the preceding tables) provided in connection with our enhanced custody business, and higher average loans and leases.
Our average other interest-earning assets, largely associated with enhanced custody, composed approximately 7% of our total average interest-earning assets for both the second quarter and first six months of 2014, compared to approximately 6% for both the second quarter and first six months of 2013, as this business continued to grow. While these securities finance activities support our overall profitability by generating securities finance revenue, they put downward pressure on our net interest margin, as interest on the collateral provided is earned at a lower rate than on our investment securities portfolio.
The higher level of investment in interest-bearing deposits with banks resulted from continued higher levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and senior secured bank loans.
During the past year, our clients have continued to place elevated levels of deposits with us, as low global interest rates have made deposits attractive relative to other investment options. The portion of these client deposits characterized as transient in nature has been generally placed with various central banks globally, while deposits characterized as more stable have been invested in our investment securities portfolio and used to support growth in other client-related activities.
Net interest revenue decreased 6% in the second quarter of 2014, and on a fully taxable-equivalent basis declined 4%, compared to the second quarter of 2013. In the first six months of 2014, net interest revenue decreased 5%, and on a fully taxable-equivalent basis declined 3%, compared to the first six months of 2013. The decreases were generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partly offset by the benefit of those rates on interest expense and a higher level of interest-earning assets.
Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $1.96 billion

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012, $137 million in 2013 and $55 million in the first six months of 2014). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though generally in declining amounts, to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2014 to generate aggregate discount accretion in future periods of approximately $522 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks averaged $53.56 billion for the quarter ended June 30, 2014, compared to $28.24 billion for the quarter ended June 30, 2013. For the first six months of 2014, such deposits averaged $43.54 billion, compared to $29.41 billion for the first six months of 2013. While these deposits reflect our maintenance of cash balances at the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks to satisfy regulatory reserve requirements, the above-described amounts also reflect the additional impact of continued elevated levels of client deposits and our investment of the excess deposits with these banks.
Certain client deposits were characterized as transient in nature and were placed with various central banks globally. If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities decreased slightly to $117.59 billion for the quarter ended June 30, 2014 from $118.52 billion for the quarter ended June 30, 2013, and in the year-to-date comparison decreased to $117.71 billion from $119.06 billion. The decreases were generally the result of an asset allocation shift from our investment portfolio to loans and leases. Detail with respect to our investment portfolio as of June 30, 2014 and December 31, 2013 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and leases averaged $15.06 billion for the second quarter of 2014, compared to $14.00 billion for the second quarter of 2013, and $14.83 billion for the first six months of 2014, up from $13.37 billion for the same period in 2013. The increases were mainly related to mutual fund lending and our increased investment in senior secured bank loans, which in the aggregate averaged $10.13 billion for the quarter ended June 30, 2014 compared to $8.64 billion, the latter of which was all mutual fund lending, for the quarter ended June 30, 2013.
Average loans and leases also include short-duration advances. The proportion of the daily average of short-duration advances to average loans and leases declined to approximately 26% for the second quarter of 2014 from approximately 30% for the second quarter of 2013, and declined to approximately 25% for the first six months of 2014 from approximately 29% for the first six months of 2013. Short-duration advances provide liquidity to clients in support of their investment activities.
The following table presents average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended June 30,
(In millions)	2014	2013
Average U.S. short-duration advances	$2,338	$2,652
Average non-U.S. short-duration advances	1,511	1,587
Average total short-duration advances	$3,849	$4,239

	Six Months Ended June 30,
(In millions)	2014	2013
Average U.S. short-duration advances	$2,209	$2,372
Average non-U.S. short-duration advances	1,461	1,494
Average total short-duration advances	$3,670	$3,866
The decreases in average short-duration advances for the second quarter and first six months of 2014 compared to the second quarter and first six

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

months of 2013 were mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $14.85 billion for the second quarter of 2014 from $11.02 billion for the second quarter of 2013, and increased to $14.19 billion from $10.03 billion in the year-to-date comparison. The increased levels were primarily the result of higher levels of cash collateral provided in connection with our enhanced custody business.
Aggregate average interest-bearing deposits increased to $129.99 billion for the second quarter of 2014 from $110.10 billion for second quarter of 2013, and increased to $121.72 billion from $111.60 billion in the year-to-date comparison. Higher levels of interest-bearing deposits were primarily the result of increases in both U.S. and non-U.S. transaction accounts. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased slightly to $4.00 billion for the second quarter of 2014 from $3.64 billion for the second quarter of 2013. In the year-to-date comparison, average other short-term borrowings declined to $3.96 billion from $4.14 billion, as higher levels of client deposits provided additional liquidity. The negative rate paid in the second quarter, and the significant decline in the rate paid in the first six months of 2014 compared to the first six months of 2013, resulted from a reclassification of certain derivative contracts that hedge our interest-rate risk on certain assets and liabilities, which reduced interest revenue and interest expense.
Average long-term debt increased to $9.34 billion for the second quarter of 2014 from $8.20 billion for the second quarter of 2013, and increased to $9.50 billion from $7.80 billion in the year-to-date comparison. The increase primarily reflected the issuance of $1.5 billion of senior and subordinated debt in May 2013 and the issuance of $1.0 billion of senior debt in November 2013, partly offset by the maturity of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities increased to $7.56 billion for the second quarter of 2014 from $6.27 billion for the second quarter of 2013 and increased to $7.16 billion from $6.38 billion in the year-to-date comparison, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
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
Gains (Losses) Related to Investment Securities, Net
The following tables present net realized gains from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended June 30,
(In millions)	2014	2013
Net realized gains from sales of available-for-sale securities	$—	$—
Net impairment losses:
Gross losses from other-than-temporary impairment	—	(6)
Losses reclassified (from) to other comprehensive income	(2)	(1)
Net impairment losses(1)	(2)	(7)
Gains (losses) related to investment securities, net	$(2)	$(7)

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(1)	$—
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)
Net impairment losses	$(2)	$(7)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
(In millions)	2014	2013
Net realized gains from sales of available-for-sale securities	$15	$5
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(6)
Losses reclassified (from) to other comprehensive income	(10)	(4)
Net impairment losses(1)	(11)	(10)
Gains (losses) related to investment securities, net	$4	$(5)

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$—
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(4)
Net impairment losses	$(11)	$(10)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first six months of 2014, we sold approximately $2.84 billion of such investment securities, compared to approximately $4.82 billion in the first six months of 2013, and recorded net realized gains of $15 million and $5 million, respectively, as presented in the preceding table.
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains from sales of securities and other-than-temporary impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

Expenses
The following tables present the components of expenses for the periods indicated:

	Quarters Ended June 30,
(Dollars in millions)	2014	2013	% Change
Compensation and employee benefits	$978	$917	7%
Information systems and communications	244	235	4
Transaction processing services	193	186	4
Occupancy	115	114	1
Acquisition costs	15	19
Restructuring charges, net	13	11
Other:
Professional services	116	103	13
Amortization of other intangible assets	54	54	—
Securities processing costs	8	5
Regulatory fees and assessments	19	17
Other	95	137	(31)
Total other	292	316	(8)
Total expenses	$1,850	$1,798	3
Number of employees as of quarter-end	29,420	29,225

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Compensation and employee benefits	$2,135	$1,952	9%
Information systems and communications	488	472	3
Transaction processing services	384	366	5
Occupancy	229	230	—
Acquisition costs	36	34
Restructuring charges, net	25	10
Other:
Professional services	221	182	21
Amortization of other intangible assets	108	107	1
Securities processing costs	31	10
Regulatory fees and assessments	38	32
Other	183	229	(20)
Total other	581	560	4
Total expenses	$3,878	$3,624	7
Total expenses in the second quarter and first six months of 2014 increased 3% and 7%, respectively, compared to the second quarter and first six months of 2013.
Compensation and employee benefits expenses in the second quarter and first six months of 2014 increased 7% and 9%, respectively, compared to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

second quarter and first six months of 2013. The increases were primarily the result of costs for additional staffing associated with the installation of new business, higher incentive compensation, the impact of the weaker U.S. dollar, annual merit increases, and higher regulatory compliance costs. These increases were partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.
The six-month increase in compensation and employee benefits expenses also included $76 million of severance costs associated with staff reductions recorded in the first six months of 2014.
Compensation and employee benefits expenses in the second quarter and first six months of 2014 included approximately $15 million and $27 million, respectively, of costs related to the implementation of our Business Operations and Information Technology Transformation program, compared to approximately $19 million and $42 million, respectively, in the second quarter and first six months of 2013. These costs are not expected to recur subsequent to full implementation of the program, planned for the end of 2014.
The increases in information systems and communications expenses in the second quarter and first six months of 2014 of 4% and 3%, respectively, compared to the same periods in 2013 were mainly associated with higher infrastructure costs related to the implementation of our Business Operations and Information Technology Transformation program and the support of new business.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
Transaction processing services expenses increased 4% and 5% in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013. The increase primarily reflected higher equity market values and higher transaction volumes in the investment servicing business.
The 8% decrease in other expenses in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower levels of charitable contributions and sales promotion costs, partly offset by higher levels of professional services associated with regulatory compliance requirements. The 4% increase in the first six months of 2014 compared to the first six months of 2013 was primarily the result of higher levels of professional services associated with regulatory compliance requirements, as well as securities processing costs associated with our transition management business, partly offset by a lower level of charitable contributions.
Our compliance obligations have increased significantly due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
Acquisition Costs
In the second quarter and first six months of 2014, we recorded acquisition costs of $15 million and $36 million, respectively, compared to $19 million and $34 million, respectively, for the same periods in 2013. These amounts related to previously disclosed acquisitions, mainly our October 2012 acquisition of Goldman Sachs Administration Services.
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

To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $400 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
2013	13	13	(1)	25
First six months of 2014	16	3	—	19
Total	$246	$94	$60	$400
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued implementation of the business operations transformation component of the program, we identified 1,554 additional involuntary terminations. As of June 30, 2014, we eliminated 1,437 of these positions.
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
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $142 million in our consolidated statement of income, as presented in the following table by type of cost:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
2013	(4)	7	3
First six months of 2014	—	6	6
Total	$125	$17	$142
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

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for 2011 expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	13	13	(1)	—	—	25
Additional accruals for 2012 expense control measures	(4)	—	—	—	7	3
Payments and adjustments	(154)	(13)	(4)	—	(13)	(184)
Balance as of December 31, 2013	50	49	—	—	7	106
Additional accruals for Business Operations and Information Technology Transformation program	16	3	—	—	—	19
Additional accruals for 2012 expense control measures	—	—	—	—	6	6
Payments and adjustments	(26)	(29)	—	—	(4)	(59)
Balance as of June 30, 2014	$40	$23	$—	$—	$9	$72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense was $124 million in the second quarter of 2014 compared to $183 million in the second quarter of 2013. In the first six months of 2014 and 2013, income tax expense was $216 million and $328 million, respectively. Our effective tax rate for the first six months of 2014 was 18.0% compared to 23.9% for the same period in 2013, with the decline primarily associated with an increase in tax-advantaged investments, primarily renewable energy.
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

The following is a summary of our line-of-business results for the periods indicated. The “Other” column for the second quarter and first six months of 2014 included severance costs associated with staff reductions of $4 million and $76 million, respectively, as well as net acquisition and restructuring costs of $28 million and $61 million, respectively. In addition, the first six months of 2014 included net provisions for litigation exposure and other costs of $6 million. The “Other” column for the second quarter and first six months of 2013 included net acquisition and restructuring costs of $30 million and $44 million, respectively, as well as net provisions for litigation exposure and other costs of $15 million for both periods. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2013 periods reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

	Quarters Ended June 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2014	2013	% Change Q2 2014 vs. Q2 2013	2014	2013	% Change Q2 2014 vs. Q2 2013	2014	2013	2014	2013
Fee revenue:
Servicing fees	$1,288	$1,201	7%	$—	$—		$—	$—	$1,288	$1,201
Management fees	—	—		300	277	8%	—	—	300	277
Trading services	249	287	(13)	11	17	(35)	—	—	260	304
Securities finance	147	131	12	—	—		—	—	147	131
Processing fees and other	42	58	(28)	2	—		—	—	44	58
Total fee revenue	1,726	1,677	3	313	294	6	—	—	2,039	1,971
Net interest revenue	545	571	(5)	16	25	(36)	—	—	561	596
Gains (losses) related to investment securities, net	(2)	(7)		—	—		—	—	(2)	(7)
Total revenue	2,269	2,241	1	329	319	3	—	—	2,598	2,560
Provision for loan losses	2	—		—	—		—	—	2	—
Total expenses	1,593	1,549	3	225	204	10	32	45	1,850	1,798
Income before income tax expense	$674	$692	(3)	$104	$115	(10)	$(32)	$(45)	$746	$762
Pre-tax margin	30%	31%		32%	36%				29%	30%
Average assets (in billions)	$231.3	$203.6		$3.4	$4.1				$234.7	$207.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2014	2013	% Change 6 mos. 2014 vs. 6 mos. 2013	2014	2013	% Change 6 mos. 2014 vs. 6 mos. 2013	2014	2013	2014	2013
Fee revenue:
Servicing fees	$2,526	$2,376	6%	$—	$—		$—	$—	$2,526	$2,376
Management fees	—	—		592	540	10%	—	—	592	540
Trading services	490	552	(11)	23	41	(44)	—	—	513	593
Securities finance	232	209	11	—	—		—	—	232	209
Processing fees and other	97	105	(8)	3	5		—	—	100	110
Total fee revenue	3,345	3,242	3	618	586	5	—	—	3,963	3,828
Net interest revenue	1,083	1,128	(4)	33	44	(25)	—	—	1,116	1,172
Gains (losses) related to investment securities, net	4	(5)		—	—		—	—	4	(5)
Total revenue	4,432	4,365	2	651	630	3	—	—	5,083	4,995
Provision for loan losses	4	—		—	—		—	—	4	—
Total expenses	3,266	3,139	4	469	426	10	143	59	3,878	3,624
Income before income tax expense	$1,162	$1,226	(5)	$182	$204	(11)	$(143)	$(59)	$1,201	$1,371
Pre-tax margin	26%	28%		28%	32%				24%	27%
Average assets (in billions)	$221.8	$204.0		$3.4	$4.0				$225.2	$208.0
Investment Servicing
Total revenue in the second quarter and first six months of 2014 for our Investment Servicing line of business, as presented in the preceding tables, increased 1% and 2%, respectively, compared to the same periods in 2013. Total fee revenue increased 3% in both comparisons, generally the result of increases in servicing fees and securities finance revenue, partly offset by a decline in trading services revenue.
Servicing fees in the second quarter and first six months of 2014 increased 7% and 6%, respectively, compared to the same periods in 2013. The increases for both comparisons primarily reflected stronger global equity markets, the positive revenue impact of net new business (revenue added from new servicing business less revenue lost from the removal of assets serviced), and the impact of the weaker U.S. dollar.
Trading services revenue in the second quarter and first six months of 2014 declined 13% and 11%, respectively, compared to the same periods in 2013. The decreases in both comparisons were mainly the result of lower volatility (partly offset by higher client volumes in direct sales and trading foreign exchange) and lower client volumes in electronic trading.
Securities finance revenue in the second quarter and first six months of 2014 increased 12% and 11%, respectively, compared to the same periods in 2013. The increase was generally reflective of growth in our enhanced custody business.
Processing fees and other revenue in the second quarter and first six months of 2014 decreased 28% and 8%, respectively, compared to the same periods in 2013, mainly due to higher amortization of tax-advantaged investments, partly offset by higher revenue from our investment in bank-owned life insurance.
Servicing fees, securities finance revenue and net gains (losses) related to investment securities for our Investment Servicing business line are identical to the respective consolidated results. Refer to “Servicing Fees,” "Securities Finance" and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue and processing fees and other revenue is provided under “Trading Services” and “Processing Fees and Other” in “Total Revenue.”
Net interest revenue in the second quarter and the first six months of 2014 decreased 5% and 4%, respectively, compared to the same periods in 2013. The decreases were generally the result of lower yields on interest-earning assets, as lower global interest rates affected revenue from floating-rate assets, partly offset by lower interest expense and higher interest-earning assets. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses in the second quarter and first six months of 2014 increased 3% and 4%, respectively, compared to the same periods in 2013. Both comparisons reflected increases in compensation and employee benefits expenses, driven primarily by costs associated with the installation of new business, higher incentive compensation, the impact of the weaker U.S. dollar, annual merit increases, and higher regulatory

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

compliance costs. The increase was partly offset by savings generated from the continued implementation of our Business Operations and Information Technology Transformation program. A more detailed discussion of expenses is provided under “Expenses” in “Consolidated Results of Operations.”
Investment Management
Total revenue in the second quarter and first six months of 2014 for our Investment Management line of business, as presented in the preceding tables, increased 3% compared to the same periods in 2013. Total fee revenue increased 6% and 5%, respectively compared to the same periods in 2013, primarily the result of increases in management fees, partly offset by decreases in trading services revenue.
Management fees in the second quarter and first six months of 2014 increased 8% and 10%, respectively, compared to the same periods in 2013. The increases in both comparisons primarily resulted from stronger global equity markets, partly offset by the negative impact of the excess of revenue lost from liquidations of managed assets over revenue added from newly installed assets to be managed. Trading services revenue in the second quarter and first six months of 2014 declined 35% and 44%, respectively, compared to the same periods in 2013, mainly due to lower distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the periods.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses in the second quarter and first six months of 2014 both increased 10% compared to the same periods in 2013. The increases in both comparisons generally resulted from credits related to gains and recoveries associated with Lehman Brothers-related assets recorded in the second quarter of 2013. In addition, the year-to-date comparison reflected higher incentive compensation, higher sales promotion expenses, and increased costs associated with information technology contract staff.
FINANCIAL CONDITION
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the six months ended June 30, 2014 and 2013. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30,	2014	2013
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$43,543	$29,408
Securities purchased under resale agreements	5,463	5,751
Trading account assets	927	682
Investment securities	117,713	119,059
Loans and leases	14,833	13,374
Other interest-earning assets	14,190	10,025
Average total interest-earning assets	196,669	178,299
Cash and due from banks	4,963	3,897
Other noninterest-earning assets	23,538	25,782
Average total assets	$225,170	$207,978
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$16,409	$10,669
Non-U.S.	105,308	100,930
Total interest-bearing deposits	121,717	111,599
Securities sold under repurchase agreements	8,586	8,156
Federal funds purchased	20	331
Other short-term borrowings	3,955	4,138
Long-term debt	9,503	7,802
Other interest-bearing liabilities	7,161	6,384
Average total interest-bearing liabilities	150,942	138,410
Noninterest-bearing deposits	41,312	34,421
Other noninterest-bearing liabilities	11,786	14,281
Preferred shareholders’ equity	979	489
Common shareholders’ equity	20,151	20,377
Average total liabilities and shareholders’ equity	$225,170	$207,978

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following tables present the carrying values of investment securities by type as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,435	$709
Mortgage-backed securities	22,139	23,563
Asset-backed securities:
Student loans(1)	13,962	14,542
Credit cards	6,566	8,210
Sub-prime	1,101	1,203
Other	4,635	5,064
Total asset-backed securities	26,264	29,019
Non-U.S. debt securities:
Mortgage-backed securities	11,435	11,029
Asset-backed securities	4,200	5,390
Government securities	3,823	3,761
Other	5,757	4,727
Total non-U.S. debt securities	25,215	24,907
State and political subdivisions	10,617	10,263
Collateralized mortgage obligations	5,374	5,269
Other U.S. debt securities	4,842	4,980
U.S. equity securities	37	34
Non-U.S. equity securities	1	1
U.S. money-market mutual funds	615	422
Non-U.S. money-market mutual funds	7	7
Total	$98,546	$99,174

(In millions)	June 30, 2014	December 31, 2013
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,119	$5,041
Mortgage-backed securities	74	91
Asset-backed securities:
Student loans(1)	1,900	1,627
Credit cards	897	762
Other	692	782
Total asset-backed securities	3,489	3,171
Non-U.S. debt securities:
Mortgage-backed securities	4,274	4,211
Asset-backed securities	2,898	2,202
Government securities	2	2
Other	245	192
Total non-U.S. debt securities	7,419	6,607
State and political subdivisions	15	24
Collateralized mortgage obligations	2,641	2,806
Total	$18,757	$17,740

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
Our portfolio is concentrated in securities with high credit quality, with approximately 89% of the carrying value of the portfolio rated “AAA” or “AA” as of both June 30, 2014 and December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the composition of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	June 30, 2014	December 31, 2013
AAA(1)	70%	70%
AA	19	19
A	6	6
BBB	3	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2014, the investment portfolio of 9,720 securities was diversified with respect to asset class. As of June 30, 2014 and December 31, 2013, approximately 71% and 74%, respectively, of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The asset-backed portfolio, of which approximately 97% of the carrying value as of both dates was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of June 30, 2014, we held an aggregate of approximately $5.10 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $120 million, composed of gross unrealized gains of $132 million and gross unrealized losses of $12 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are “covered funds,” we will be required to divest such investments if we are unable to “cure” those investments before the conformance period ends on July 21, 2017. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
Based on our assessment to date of the remaining conformance period, we believe that it is not likely that we will be required to sell those investments before they recover in value.
Non-U.S. Debt Securities
Approximately 28% and 27% of the aggregate carrying value of our investment securities portfolio as of June 30, 2014 and December 31, 2013, respectively, was composed of non-U.S. debt securities.
The following table presents the carrying values of our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	June 30, 2014	December 31, 2013
Available for Sale:
United Kingdom	$8,768	$9,357
Australia	4,168	3,551
Netherlands	3,479	3,471
Canada	2,568	2,549
France	1,541	1,581
Germany	1,155	1,410
Japan	1,008	971
South Korea	620	744
Finland	452	397
Norway	447	369
Italy	434	—
Sweden	141	142
Belgium	136	—
Austria	82	83
Other	216	282
Total	$25,215	$24,907
Held to Maturity:
Australia	$2,348	$2,216
Germany	1,729	1,263
United Kingdom	1,615	1,474
Netherlands	1,002	934
Italy	260	270
Spain	197	206
Ireland	81	86
Other	187	158
Total	$7,419	$6,607
Approximately 90% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2014 and December 31, 2013, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2014 and December 31, 2013, approximately 73% and 72%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk. As of June 30, 2014, these non-U.S. debt securities had an average market-to-book ratio of 101.5%, and an aggregate pre-tax net unrealized gain of approximately $482 million, composed of gross unrealized gains of $515 million and gross unrealized losses of $33 million. These unrealized amounts included a pre-tax net unrealized gain of $286 million, composed of gross unrealized gains of $297 million and gross unrealized losses of $11 million, associated with non-U.S. debt securities available for sale.
As of June 30, 2014, the underlying collateral for these mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt. The securities listed under “France” were composed of automobile loans and corporate debt. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities. The “other” category of available-for-sale securities as of June 30, 2014 and December 31, 2013 included approximately $76 million and $133 million, respectively, related to Portugal, Ireland and Spain, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities as of June 30, 2014 and December 31, 2013 included approximately $42 million and $44 million, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of June 30, 2014 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries as of June 30, 2014 totaled approximately $1.09 billion, including approximately $926 million of mortgage- and asset-backed securities, composed of $197 million in Spain, $530 million in Italy, $119 million in Ireland and $80 million in Portugal. These mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $120 million as of June 30, 2014, composed of gross unrealized gains of $122 million and gross unrealized losses of $2 million. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in the first six months of 2014. We recorded other-than-temporary impairment of $6 million on one of these securities in our consolidated statement of income in the first six months of 2013, all in the second quarter of 2013, associated with management's intent to sell an impaired security prior to its recovery in value.
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
Municipal Securities
We carried an aggregate of approximately $10.63 billion and $10.29 billion of municipal

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of June 30, 2014 and December 31, 2013, respectively. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same dates, we also provided approximately $7.50 billion and $8.16 billion, respectively, of credit and liquidity facilities to municipal issuers as a form of credit enhancement.

The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $18.13 billion as of June 30, 2014 and $18.45 billion as of December 31, 2013 across our businesses, grouped by state to display geographic dispersion:

June 30, 2014	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,265	$1,566	$2,831	16%
New York	919	996	1,915	11
California	409	1,479	1,888	10
Massachusetts	993	756	1,749	10
Maryland	422	504	926	5
Total	$4,008	$5,301	$9,309

December 31, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,233	$1,628	$2,861	16%
New York	919	1,000	1,919	10
Massachusetts	967	759	1,726	9
California	373	1,266	1,639	9
Maryland	327	643	970	5
Total	$3,819	$5,296	$9,115
Our aggregate municipal securities exposure presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 90% of the obligors rated “AAA” or “AA” as of June 30, 2014, compared to approximately 84% rated “AAA” or “AA” as of December 31, 2013. As of June 30, 2014, approximately 68% and 31% of our aggregate exposure was associated with general obligation and revenue bonds, respectively, compared to 64% and 34%, respectively, as of December 31, 2013. In addition, we had no exposures associated with healthcare, industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
The following table presents the amortized cost and fair value, and associated net unrealized gains and losses, of investment securities available for sale and held to maturity as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	June 30, 2014(1)			December 31, 2013(1)
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(2)	$97,739	$807	$98,546	$99,159	$15	$99,174
Held to maturity(2)	18,757	107	18,864	17,740	(180)	17,560
Total investment securities	$116,496	$914	$117,410	$116,899	$(165)	$116,734
Net after-tax unrealized gain (loss)		$548			$(96)

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

The aggregate improvement to a net unrealized gain as of June 30, 2014 from a net unrealized loss as of December 31, 2013 presented above was primarily attributable to narrowing spreads and declining interest rates in the first six months of 2014.
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
In the aggregate, we recorded net losses from other-than-temporary impairment of $2 million and $11 million in the second quarter and first six months of 2014, respectively, compared to $7 million and $10 million in the second quarter and first six months of 2013, respectively. Additional information with respect to this other-than-temporary impairment and net impairment losses, as well as information about our assessment of impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of March 31, 2014, national housing prices, according to the Case-Shiller National Home Price Index, had declined by approximately 21% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of June 30, 2014 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of June 30, 2014, that our investment securities portfolio was less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates.
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
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slow economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 2% and 15% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, we estimate, using relevant information as of June 30, 2014 and assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate over the relevant periods more than we expected as of June 30, 2014, other-than-temporary impairment could increase by a range of $2 million to $39 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first six months of 2014, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of June 30, 2014 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Institutional:
U.S.	$12,765	$10,623
Non-U.S.	3,771	2,654
Commercial real estate:
U.S.	263	209
Total loans and leases	16,799	13,486
Allowance for loan losses	(32)	(28)
Loans and leases, net of allowance for loan losses	$16,767	$13,458
The increase in loans in the institutional segment presented in the preceding table was mainly related to an increase in mutual fund lending, higher levels of short-duration advances, and our continued investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans, that we began in 2013. Aggregate short-duration advances to our clients included in the institutional segment were $5.41 billion and $2.45 billion as of June 30, 2014 and December 31, 2013, respectively. Senior secured bank loans are more fully described below.
Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2013 Form 10-K.
As of June 30, 2014 and December 31, 2013, our investment in senior secured bank loans totaled approximately $1.32 billion and $724 million, respectively. In addition, we had binding unfunded commitments as of June 30, 2014 totaling $236 million to participate in such syndications. We expect to increase our level of participation in these loan syndications in future periods.
These loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 95% of the loans rated “BB” or “B” as of June 30, 2014, compared to 94% as of as of December 31, 2013. We limit our investment to larger, more liquid credits underwritten by major global financial institutions, we apply our internal credit analysis process to each potential investment, and we diversify our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of June 30, 2014, our allowance for loan losses included approximately $20 million related to these commercial and financial loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2014 and December 31, 2013, unearned income deducted from our investment in leveraged lease financing was $117 million and $121 million, respectively, for U.S. leases and $274 million and $298 million, respectively, for non-U.S. leases.
As of both June 30, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of commercial real estate loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first six months of 2014 or in all of 2013.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2014	2013
Allowance for loan losses:
Beginning balance	$28	$22
Provision for loan losses:
Institutional	4	—
Ending balance	$32	$22
The provision of $4 million recorded in the six months ended June 30, 2014 was composed of a provision of $14 million associated with an increase in our estimates of credit losses on our portfolio of senior secured bank loans, as the portfolio continues to grow and become more seasoned, net of a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality.
As of June 30, 2014, approximately $20 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial and financial loans in the institutional segment. The senior secured bank loans were purchased in connection with our participation in loan syndications in the non-investment-grade lending market beginning in 2013.

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
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 17% and 19% of our consolidated total assets as of June 30, 2014 and December 31, 2013, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2014
United Kingdom	$16,793	$862	$17,655
Japan	11,321	90	11,411
Australia	7,767	133	7,900
Netherlands	4,559	132	4,691
Germany	3,643	356	3,999
Canada	3,235	395	3,630
December 31, 2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050
Aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $2.10 billion to France as of June 30, 2014, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

approximately $1.85 billion to China as of December 31, 2013.
The following table presents our cross-border outstandings in Italy, Ireland, Spain and Portugal as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2014
Italy	$1,060	$2	$1,062
Ireland	509	386	895
Spain	197	42	239
Portugal	80	—	80
December 31, 2013
Italy	$763	$2	$765
Ireland	369	304	673
Spain	271	11	282
Portugal	78	—	78
As of June 30, 2014, none of the exposures in these countries was individually greater than 0.75% of our consolidated total assets. The aggregate exposures consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any provisions for loan losses with respect to any of our exposure in these countries as of June 30, 2014.
Risk Management
General
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading, or asset-and-liability management, activities, which consists primarily of interest-rate risk; and

•	business risk, including reputational risk.
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in our 2013 Form 10-K.
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
Our risk management is based on the following major goals:

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
Our risk appetite framework outlines the quantitative limits and qualitative goals that define our risk appetite, as well as the responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. Our risk appetite framework is established by management with the guidance of Enterprise Risk Management, or ERM, a corporate risk oversight group, in conjunction with our Board of Directors. The Board formally reviews and approves our risk appetite statement annually.
The risk appetite framework describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our risk appetite statement, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” in Management's Discussion and Analysis of Financial Condition and Results of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Operations, or Management's Discussion, included under Item 7 of our 2013 Form 10-K.
The following table provides a reference to the disclosures about our management of significant risks provided herein.

Governance and Structure
We have a disciplined approach to risk management that involves all levels of management, from the Board and the Board’s Risk and Capital Committee, or RCC, its Examining & Audit, or E&A, Committee and its Technology Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Legal, Compliance, Finance and Vendor Management, provide the second line of defense; and Corporate Audit, which performs an independent assessment of the effectiveness of the first two lines of defense.
The responsibilities for effective review and challenge reside with senior managers, management oversight committees, Corporate Audit and, ultimately, the Board and its committees. While we believe that our risk management program is effective in managing the risks in our businesses, internal and external factors may create risks that are not identified or anticipated.
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, sovereign exposure, market, liquidity, operational information technology as well as new business products, regulatory compliance and ethics, vendor risk and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect State Street.
We maintain a risk governance committee structure which serves as the formal governance mechanism through which we seek to undertake the consistent identification, management and mitigation of various risks facing State Street in connection with its business activities. This governance structure is enhanced and integrated through multi-disciplinary involvement, particularly through ERM. The following chart presents this structure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee		Business Conduct Review Committee		Technology and Operational Risk Committee

Risk Committees:

Asset, Liability and Capital Committee	Credit Risk and Policy Committee	Fiduciary Review Committee	Operational Risk Committee		Technology Risk Governance Committee

Trading and Markets Risk Committee	Basel/ICAAP Oversight Committee	New Business and Product Committee		Business Continuity Executive Committee	Executive Information Steering Committee

Country Risk Committee	Securities Finance Risk Management Committee	Compliance and Ethics Committee		Vendor Management Steering Committee	Access Control Board

Recovery and Resolution Planning Executive Steering Group	Model Assessment Committee

CCAR Steering Committee
Enterprise Risk Management
The goal of ERM is to ensure that risks are proactively identified, well-understood and prudently managed in support of our business strategy. ERM provides risk oversight, support and coordination to allow for the consistent identification, measurement and management of risks across business units separate from the business units' activities, and is responsible for the formulation and maintenance of enterprise-wide risk management policies and guidelines. In addition, ERM establishes and reviews limits and, in collaboration with business unit management, monitors key risks. Ultimately, ERM works to validate that risk-taking occurs within the risk appetite framework approved by the Board and conforms to associated risk policies, limits and guidelines.
The Chief Risk Officer, or CRO, is responsible for State Street’s risk management globally, leads ERM and has a dual reporting line to State Street’s Chief Executive Officer and the Board’s RCC. ERM

manages its responsibilities globally through a three-dimensional organization structure:

•	“Vertical” business unit-aligned risk groups that support business managers with risk management, measurement and monitoring activities;

•	“Horizontal” risk groups that monitor the risks that cross all of our business units (for example, credit and operational risk); and

•	Risk oversight for international activities, which adds important regional and legal entity perspectives to global vertical and horizontal risk management.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Board Committees
The Board has three committees which assist it in discharging its responsibilities with respect to risk management: the RCC, the E&A Committee and the Technology Committee.
The RCC is responsible for oversight related to our assessment and management of risk, including credit, liquidity, operational, fiduciary, market, including interest-rate, and business risks and related policies. In addition, the RCC provides oversight on strategic capital governance principles and controls, and monitors capital adequacy in relation to risk. The RCC is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements. Our Chief Financial Officer, or CFO, and CRO attend meetings of the RCC.
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
The Technology Committee leads and assists in the Board’s oversight of the role of technology in executing State Street’s strategy and supporting State Street’s global business and operational requirements. The Technology Committee reviews the use of technology in our activities and operations, as well as significant technology and technology-related strategies, investments and policies. In addition, the Technology Committee reviews and approves technology and technology-related risk matters.
Executive Management Committees
The Management Risk and Capital Committee, or MRAC, is the senior management decision-making body for risk and capital issues, and oversees our financial risks, our consolidated statement of condition, and our capital adequacy, liquidity and recovery and resolution planning. Its responsibilities include:

•	The approval of our risk appetite framework and top level risk limits and policies;

•	The monitoring and assessment of our capital adequacy based on regulatory requirements and internal policies; and

•	The ongoing monitoring and review of risks undertaken within the businesses, and our senior management oversight and approval of risk strategies and tactics.
MRAC, which is co-chaired by our CRO and CFO, regularly presents a report to the RCC outlining developments in the risk environment and performance trends in our key business areas.
The Business Conduct Review Committee, or BCRC, provides additional risk governance and leadership, by overseeing State Street's business practices in terms of their compliance with law, regulation and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CRO and our Chief Legal Officer.
The Technology and Operational Risk Committee, or TORC, oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by our CRO and our Head of Global Operations, Technology and Product Development. TORC may meet jointly with MRAC periodically to review or approve common areas of interest such as risk frameworks and policies.
Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:
Management Risk and Capital Committee

•
Our Asset, Liability and Capital Committee, referred to as ALCCO, oversees the management of our consolidated statement of condition; the management of our global liquidity and our interest-rate risk positions; our capital adequacy with respect to regulatory requirements, internal tangible common equity and other capital targets and the expectations of the major independent credit rating agencies; the determination of the framework for capital allocation and strategies for capital structure; and issuances

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of debt and equity securities. ALCCO’s roles and responsibilities are designed to work complementary to, and be coordinated with, MRAC, which approves our balance sheet strategy and related activities. ALCCO is chaired by our Treasurer and reports directly into MRAC;

•
The Credit Risk and Policy Committee has primary responsibility for the oversight and review of credit and counterparty risk across business units, as well as the oversight, review and approval of the Credit Risk Guidelines; the Committee consists of many senior executives within ERM, including the CRO, and reviews policies and guidelines related to all aspects of our business which give rise to credit risk; State Street business units are also represented on the Credit Risk and Policy Committee; credit risk policies and guidelines are reviewed periodically, but at least annually;

•
The Trading and Markets Risk Committee, or TMRC, reviews the effectiveness of, and approves, the market risk framework at least annually; it is the senior oversight and decision-making committee for risk management within our global markets and trading-and-clearing businesses; the TMRC is responsible for the formulation of guidelines, strategies and workflows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits and dealing authorities; the TMRC meets regularly to monitor the management of our trading market risk activities;

•
The Basel / ICAAP Oversight Committee reviews and assesses compliance with regulatory capital rules, and oversees initiatives related to the development and enhancement of relevant reporting capabilities;

•	The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks;

•	The Securities Finance Risk Management Committee oversees the risks in our securities finance business, including collateral and margin policies;

•	The Recovery and Resolution Planning Executive Steering Group oversees the development of recovery and resolution plans as required by banking regulators;

•	The Model Assessment Committee, or MAC, provides recommendations concerning technical modeling issues and oversees the validation of financial models utilized by our business units; and

•
The Comprehensive Capital Analysis and Review, or CCAR, Steering Committee provides primary supervision of the stress tests performed in conformity with CCAR and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario.

Business Conduct Review Committee

•	The Fiduciary Review Committee reviews and assesses the risk management programs of those units in which State Street serves in a fiduciary capacity;

•
The New Business and Product Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, as well as divestitures, restructurings and outsourcing arrangements; evaluations include economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses; and

•	The Compliance and Ethics Committee provides review and oversight of State Street's compliance programs, including its culture of compliance and high standards of ethical behavior.
Technology and Operational Risk Committee

•	The Technology Risk Governance Committee provides regular reporting to the TORC and escalates technology risk issues to the TORC, as appropriate;

•
The Business Continuity Executive Committee reviews overall business continuity program performance; ensures executive accountability for compliance with the business continuity program and standards; and reviews and approves major changes or exceptions to program policy and standards;

•
The Executive Information Steering Committee is responsible for managing the Enterprise Information Security posture and program; provides enterprise-wide oversight of the Information Security Program to ensure that controls are measured and managed; serves as an escalation point for issues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

identified during the execution of information technology activities and risk mitigation;

•	The Vendor Management Steering Committee provides oversight over vendor management program; approves policies and serves as an escalation path for program compliance exceptions; and

•	The Access Control Board establishes and provides appropriate governance and controls over State Street's access control security framework.

•
The Operational Risk Committee, which functions under the oversight of both the BCRC and TORC, provides cross-business oversight of operational risk and reviews and approves operational risk guidelines that implement the corporate operational risk policy; these guidelines and other operational risk methodologies are used to identify, measure, manage and control operational risk in a consistent manner across State Street.

Model Risk Management
The use of quantitative models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a new source of risk. In large banking organizations like State Street, model results influence business decisions, and model failure could have a harmful effect on our financial performance. As a result, we manage model risk within a comprehensive model risk management framework.
Our model risk management program has three principal components:

•
A model risk governance program that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, and evaluates the models’ key assumptions, limitations and overall degree of risk;

•
A model development process which focuses on sound design and computational accuracy, and includes ongoing model integrity activities designed to test for robustness, stability, and sensitivity to assumptions; and

•	A separate model validation process designed to verify that models are theoretically sound, performing as expected, and are in line with their design objectives.

Governance
Model risk is overseen at the highest level by our Board and senior management. Models can only be deployed for use after receiving a satisfactory validation review and being granted approval by the appropriate corporate oversight committee.
The MAC is composed of senior staff with technical expertise, and reports to MRAC. The MAC formally recommends proposed findings with respect to modeling weaknesses or deficiencies. Proposed findings are brought to the MAC by the Model Validation Group, or MVG, part of Model Risk Management within ERM, for discussion. The most material findings may preclude a model’s deployment and use; other findings may require resolution by specified deadlines.
ERM’s Model Risk Management and Quality Assurance group is responsible for defining the corporate-wide model risk governance framework, and maintains policies that achieve the framework’s objectives. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model risk reporting, model performance monitoring, tracking of new model development status, and committee-level review and challenge.
Model Development and Usage
Models are developed throughout State Street under standards governing data sourcing, methodology selection and model integrity testing. Model development includes a clear statement of purpose to align development with intended use. It also includes a comparison of alternative approaches to implement a sound modeling approach.
Model developers conduct an assessment of data quality and relevance. The development teams conduct a variety of tests of the accuracy, robustness and stability of each model.
Model owners monitor model performance, update model reference data and/or functionality as appropriate, and submit models to MVG for validation on a regular basis, as described below.
Model Validation
MVG separately validates models through a review that assesses the soundness and suitability of data inputs, methodologies, assumptions, coding and model outputs. Model validation also encompasses an assessment of a model’s potential limitations given its particular assumptions or deficiencies. MVG maintains a model risk-rating system, which assigns a risk rating to each model based on the severity of review findings. These ratings aid in the understanding and reporting of model risk across the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to separate review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by a number of knowledgeable and unbiased parties. First, MVG conducts model validation and prepares findings. These proposed findings are then discussed with and formally recommended by the MAC. Finally, model usage decisions, made by the appropriate corporate oversight committee, are influenced by the model findings.
Credit Risk Management
Core Policies and Principles
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit and counterparty risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit and counterparty risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions.
We distinguish between three major types of credit and counterparty risk:

▪	Default risk - the risk that a counterparty fails to meet its contractual payment obligations;

▪
Country risk - the risk that we may suffer a loss, in any given country, due to any of the following reasons: deterioration of economic conditions, political and social upheaval, nationalization and appropriation of assets, government repudiation of indebtedness, exchange controls, and disruptive currency depreciation or devaluation; and

▪	Settlement risk - the risk that the settlement or clearance of transactions will fail, and arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
The extension of credit and the acceptance of counterparty risk by State Street are governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:

•
We measure and consolidate all credit risks to each counterparty, or group of counterparties, in accordance with a “one-obligor” principle that aggregates risks across all of State Street's business units;

•
ERM reviews and approves all extensions of credit, or material changes to extensions of credit (such as changes in term, collateral structure or covenants), in accordance with assigned credit-approval authorities;

•
Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the Credit Committee, a sub-committee of the Credit Risk and Policy Committee. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority is granted to individuals outside of ERM;

•
We seek to avoid or limit undue concentrations of risk. Counterparty (or groups of counterparties), industry, country and product-specific concentrations of risk are subject to frequent review and approval in accordance with our risk appetite;

•	We determine the creditworthiness of all counterparties through a detailed risk assessment, including the use of comprehensive internal risk-rating methodologies;

•
We review all extensions of credit and the creditworthiness of all counterparties at least annually. The nature and extent of these reviews are determined by the size, nature and term of the extensions of credit and the creditworthiness of the counterparty; and

•	We subject all core policies and principles to annual review as an integral part of our periodic assessment of our risk appetite.
Our corporate policies and guidelines require that the business units which engage in activities that give rise to credit and counterparty risk comply with procedures that promote the extension of credit for legitimate business purposes; are consistent with the maintenance of proper credit standards; limit credit-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

related losses; and are consistent with our goal of maintaining a strong financial condition.
Structure and Organization
The Credit Risk Management group, an integral part of ERM, is responsible for the assessment, approval and monitoring of all types of credit and counterparty risk across State Street. The group is managed centrally, and has dedicated teams in a number of locations worldwide, across our businesses. The Credit Risk Management group is responsible for all requisite policies and procedures, and for State Street’s advanced internal credit-rating systems and methodologies. In addition, the group, in conjunction with the appropriate business units, establishes appropriate measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual industries, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
In conjunction with other groups in ERM, Credit Risk Management is jointly responsible for the design, implementation and oversight of our credit risk measurement and management systems, including data and assessment systems, quantification systems and the reporting framework.
Various key committees within State Street are responsible for the oversight of credit risk and associated credit risk policies, systems and models. All credit-related activities are governed by our Risk Appetite framework and our Credit Risk Guidelines, which define our general philosophy with respect to credit risk and the manner in which we control, manage and monitor such risks.
The previously described Credit Risk and Policy Committee (refer to "Risk Committees" under "Risk Management" in this Management's Discussion and Analysis) has primary responsibility for the oversight, review and approval of the Credit Risk Guidelines and policies. Credit Risk Guidelines and policies are reviewed periodically, but at least annually.
The Credit Committee, a sub-committee of the Credit Risk and Policy Committee, has responsibility for assigning credit authority and approving the largest and higher-risk extensions of credit to individual counterparties or groups of counterparties.
Both the Credit Risk and Policy Committee and the Credit Committee provide periodic updates to MRAC and the Board's RCC.
Credit Ratings
We seek to limit credit risk arising from transactions with our counterparties by performing initial and ongoing due diligence on their creditworthiness when conducting any business with them or approving any credit limits.
This due diligence process includes the assignment of an internal credit rating, which is determined by the use of internally developed and validated methodologies, scorecards and a 15-grade rating scale. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment; qualitative and quantitative inputs are captured in a replicable manner and, following a formal review and approval process, an internal credit rating based on our rating scale is assigned. All credit ratings are reviewed and approved by the Credit Risk Management group or designees within ERM. To facilitate comparability across the portfolio, counterparties within a given sector are rated using a risk-rating tool developed for that sector.
All risk-rating methodologies are approved by the Credit Risk and Policy Committee, after completion of internal model validation processes and are subject to an annual review, including re-validation.
We generally rate our counterparties individually, although certain portfolios defined by us as low-risk are rated on a pooled basis. We evaluate and rate the credit risk of our counterparties on at least an annual basis.
Credit Limits
Central to our philosophy for our management of credit risk is the approval and imposition of credit limits, against which we monitor the actual and potential future credit exposure arising from our business activities with counterparties or groups of counterparties. Credit limits reflect the extent of our risk appetite, which may be determined by the creditworthiness of the counterparty, the nature of the risk inherent in the business undertaken with the counterparty, or a combination of relevant credit factors. Our risk appetite for certain sectors and certain countries and geographic regions may also influence the level of risk we are willing to assume to certain counterparties.
The analysis and approval of credit limits is undertaken in a consistent manner across all of our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying trading-related exposures are assessed and measured on both a gross and net basis, with net exposure determined by deducting the value of collateral. In nearly all instances, credit limit approvals, for all business units and products within State Street, are undertaken by the Credit Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
Credit limits are re-evaluated annually, or more frequently as needed, and are revised periodically on prevailing and anticipated market conditions, changes in counterparty or country-specific credit ratings and outlook, changes in State Street's risk appetite for certain counterparties, sectors or countries, and enhancements to the measurement of credit utilization.
Reporting
Ongoing active monitoring and management of our credit risk is an integral part of our credit risk management framework. We maintain comprehensive management information systems to identify, measure, monitor and report credit risk across businesses and legal entities, enabling ERM and our businesses to have timely access to accurate information on all credit limits and exposures. Monitoring is performed along the dimensions of counterparty, industry, country and product-specific risks to facilitate the identification of concentrations of risk and emerging trends.
Key aspects of this credit risk reporting structure include governance and oversight groups, policies that define standards for the reporting of credit risk, data aggregation and sourcing systems, and separate testing of relevant risk reporting functions by Corporate Audit.
The Credit Portfolio Management group routinely assesses the composition of our overall credit risk portfolio for alignment with our stated risk appetite. This assessment includes routine analysis and reporting of the portfolio, monitoring of market-based indicators, the assessment of industry trends and developments, and regular reviews of concentrated risks. The Credit Portfolio Management group is also responsible, in conjunction with the business units, for defining the appetite for credit risk in the major sectors in which we have a concentration of business activities. These sector-level risk appetite statements, which include counterparty selection criteria and granular underwriting guidelines, are reviewed periodically and approved by the Credit Risk and Policy Committee.
Monitoring
Regular surveillance of credit and counterparty risks is undertaken by our business units, the Credit Risk Management group and designees with ERM, allowing for frequent and extensive oversight. This surveillance process includes, but is not limited to, the following components:

•	Annual Reviews. A formal review is conducted at least annually on all counterparties, and includes a thorough review of operating performance, primary risk factors and our internal credit risk rating. This annual review also includes a review of current and proposed credit limits, an assessment of our ongoing risk appetite and verification that supporting legal documentation remains effective.

•
Interim Monitoring. Periodic monitoring of our largest and riskiest counterparties is undertaken more frequently, utilizing financial information, market indicators and other relevant credit and performance measures. The nature and extent of this interim monitoring is individually tailored to certain counterparties and/or industry sectors to ensure that we identify material changes to the risk profile of a counterparty (or group of counterparties) and assign an updated internal risk rating in a timely manner.

We maintain an active "watch list" for all counterparties where there is a concern that the actual or potential risk of default has increased. The watch-list status denotes a concern with some aspect of a counterparty's risk profile that warrants closer monitoring of the counterparty's financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the watch list by ERM at its sole discretion.
Counterparties that receive an internal risk rating within a certain range on our rating scale are eligible for watch list designation. These risk ratings generally correspond with the non-investment grade or near non-investment grade ratings established by the major independent credit-rating agencies, and also include the regulatory classifications of “Special Mention,” “Substandard,” “Doubtful” and “Loss.” Counterparties whose internal ratings are outside this range may also be placed on the watch list.
The Global Counterparty Review, or GCR, group maintains primary responsibility for State Street’s watch list processes, and generates a monthly report of all watch list counterparties. The watch list is reviewed monthly in recurring meetings conducted by the GCR with participation from the business units, senior ERM staff, and representatives from our corporate finance and legal groups as appropriate. These meetings include a review of all individual watch list counterparties, together with credit limits and prevailing exposures, and are solely focused on actions to contain, reduce or eliminate the risk of loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to State Street. Any identified actions are documented and monitored.
Controls
The GCR provides a separate level of surveillance and oversight over the integrity of State Street’s internal risk-rating system, by providing a review of all ratings processes. As a critical assurance function, GCR is subject to oversight by the Credit Risk and Policy Committee, and provides periodic updates to the Board’s RCC. The group reviews all counterparty credit ratings for all sectors on an ongoing basis.
Specific activities of this group include the following:

•	Separate and objective assessments of State Street's credit and counterparty exposures to determine the nature and extent of risk undertaken by the business units;

•
Periodic business unit reviews, focusing on the assessment of credit analysis, policy compliance, prudent transaction structure and underwriting standards, administration and documentation, risk-rating integrity, and relevant trends;

•	Identification and monitoring of developing counterparty, market and/or industry sector trends to limit risk of loss and protect capital;

•	Maintenance of risk-rating system integrity through testing of ratings;

•	Regular and formal reporting of reviews, including findings and requisite actions to remedy identified deficiencies;

•	Allocation of resources for specialized risk assessments (on an as-needed basis);

•	Assessment of the adequacy of the allowance for loan and lease losses, and

•	Liaison with auditors and regulatory personnel on matters relating to risk rating, reporting, and measurement.
Credit Risk Mitigation
We seek to limit our credit exposure and reduce our potential credit losses through various types of risk mitigation. In our day-to-day management of credit risks, we utilize and recognize the following types of risk mitigation.

•
Collateral. In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, collateral is typically in the form of cash and securities (government securities and other bonds or equity securities). Credit risks in our non-trading businesses and securities finance are also often secured by bonds and equity securities, real estate, business inventory and equipment, and other assets. In all instances, collateral serves to reduce the risk of loss inherent in an exposure by improving the prospect of recovery in the event of a counterparty default. While collateral is often an alternative source of repayment, it generally does not replace the requirement within our policies and guidelines for high-quality underwriting standards.
Our Credit Risk Guidelines require that the collateral we accept for risk mitigation purposes is of high quality, can be reliably valued and can be liquidated if or when required. Generally, when collateral is of lower quality, more difficult to value or more challenging to liquidate, higher discounts to market values are applied for purposes of measuring credit risk. For certain less liquid collateral, longer liquidation periods are assumed when determining the credit exposure.
All types of collateral are assessed regularly by ERM, as is the basis on which the collateral is valued. Our assessment of collateral, including the ability to liquidate collateral in the event of a counterparty default, is an integral component of our assessment of risk and approval of credit limits. We also seek to identify, limit and monitor instances of "wrong-way" risk, where a counterparty’s risk of default is positively correlated with the risk of our collateral eroding in value.
We maintain policies and procedures requiring that all documentation used to collateralize a transaction is legal, valid, binding and enforceable in the relevant jurisdictions. We also conduct legal reviews to assess whether our documentation meets these standards on an ongoing basis.

•
Netting. Netting is a mechanism that allows institutions and counterparties to net offsetting exposures and payment obligations against one another through the use of qualifying master netting agreements. A master netting agreement allows the netting of rights and obligations arising under derivative or other transactions that have been entered into under such an agreement upon the counterparty’s default,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

resulting in a single net claim owned by, or to, the counterparty. This is commonly referred to as ”close-out netting,” and is pursued wherever possible. We may also enter into master agreements that allow for the netting of amounts payable on a given day and in the same currency, reducing our settlement risk. This is commonly referred to as “payment netting,” and is widely used in our foreign exchange activities.
As with collateral, we have policies and procedures in place to apply close-out and payment netting only to the extent that we have verified legal validity and enforceability of the master agreement. In the case of payment netting, operational constraints with our counterparties may preclude us from reducing settlement risk, notwithstanding the legal right to require the same under the master netting agreement.
Generally, given the nature of our operations and our risk profile, we do not employ risk mitigation in the form of guarantees and credit derivatives as extensively as traditional commercial and investment banks. Accordingly, while we may benefit from third-party guarantees in some instances, we do not quantify or recognize any related risk reduction in our measurement or risk-weighting of our credit exposure. We have established systematic processes to allow only eligible collateral and permitted netting, as defined in the Basel framework, to be recognized in our measurement of credit risk.
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
We generally manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of June 30, 2014, the value of the parent company's net liquid assets totaled $3.83 billion, compared with $4.42 billion as of December 31, 2013. Our parent company's liquid assets generally consist of overnight placements with its banking subsidiaries.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of June 30, 2014 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We manage liquidity according to several principles that are equally important to our overall liquidity risk management framework:

•
Structural liquidity management addresses liquidity by monitoring and directing the composition of our consolidated statement of condition. Structural liquidity is measured by metrics such as the percentage of total wholesale funds to consolidated total assets, and the percentage of non-government investment securities to client deposits. In addition, on a regular basis and as described below, our structural liquidity is evaluated under various stress scenarios.

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
Contingency Funding Plans, or “CFPs,” are designed to assist senior management with decision-making associated with any contingency funding response to a possible or actual crisis scenario. The CFPs define roles, responsibilities and management actions to be taken in the event of deterioration of our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	June 30, 2014	December 31, 2013
Asset Liquidity:
Highly liquid short-term investments(1)	$98,386	$64,257
Investment securities	22,379	22,322
Total	$120,765	$86,579

	Six Months Ended June 30,
(In millions)	2014	2013
Average Asset Liquidity:
Highly liquid short-term investments(1)	$43,487	$29,414
Investment securities	21,835	25,983
Total	$65,322	$55,397

(1) Composed of interest-bearing deposits with banks.
Due to the continued elevated level of client deposits as of June 30, 2014, we maintained cash balances in excess of regulatory requirements of approximately $87.08 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $51.03 billion as of December 31, 2013.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the Federal Reserve Bank of Boston, or FRB, the Federal Home Loan Bank of Boston, or FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2014 and December 31, 2013, State Street Bank had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other high-quality investment securities. The aggregate fair value of those securities was $68.29 billion as of June 30, 2014, compared to $66.16 billion as of December 31, 2013. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $23.15 billion and $21.30 billion as of June 30, 2014 and December 31, 2013, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2014, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
For the past several years, we have experienced higher client deposit inflows toward the end of the quarter or the end of the year. As a result, average client deposit balances are deemed to be more reflective of ongoing funding than period-end balances. The following table presents client deposit balances as of the dates and for the periods indicated:

			Average Balance
	June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Client deposits(1)	$208,723	$166,366	$159,952	$140,982

(1) Balances as of June 30, 2014 and June 30, 2013 excluded term wholesale certificates of deposit, or CDs, of $10.11 billion and $154 million, respectively; average balances for the six months ended June 30, 2014 and June 30, 2013 excluded average CDs of $3.08 billion and $5.04 billion, respectively.
Short-Term Funding:
Our corporate commercial paper program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $2.33 billion of commercial paper outstanding as of June 30, 2014, compared to $1.82 billion as of December 31, 2013.

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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. The balances associated with this activity are generally stable, as they represent a collateralized cash investment option for our investment servicing clients. These balances were $9.17 billion and $7.95 billion as of June 30, 2014 and December 31, 2013, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $751 million as of June 30, 2014, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2014, there was no balance outstanding on this line of credit.
Long-Term Funding:
As of June 30, 2014, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of June 30, 2014, $4.1 billion was available for issuance pursuant to this authority. As of June 30, 2014, State Street Bank also had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of June 30, 2014, $500 million was available for issuance pursuant to this authority.
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

Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; relative market position, strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; strong liquidity monitoring procedures; and preparedness for current or future regulatory developments. High ratings limit borrowing costs and enhance our liquidity by providing assurance for unsecured funding and depositors, increasing the potential market for our debt and improving our ability to offer products, serve markets, and engage in transactions in which clients value high credit ratings. A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, which could increase the related cost of funds; causing the sudden and large-scale withdrawal of unsecured deposits by our clients, which could lead to draw-downs of unfunded commitments to extend credit or trigger requirements under securities purchase commitments; or require additional collateral or force terminations of certain trading derivative contracts.
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The following table presents the additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of the dates indicated by counterparties in the event of a one-notch or two-notch downgrade in our credit ratings. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

(In millions)	June 30, 2014	December 31, 2013
Additional collateral or termination payments for a one- or two-notch downgrade	$12	$7
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
Operational Risk Management
Overview
We define operational risk as the risk of loss
resulting from inadequate or failed internal processes
and systems, human error, or from external events. This definition encompasses legal risk and fiduciary risk. We define legal risk as the risk of loss resulting from failure to comply with laws, contractual obligations or prudent business practices, often in the form of litigation or fines; we define fiduciary risk as the failure to properly exercise discretion when acting on behalf of our clients, or not properly monitoring or controlling the exercise of discretion by a third party.
Operational risk is inherent in the performance of investment servicing and investment management activities on behalf of our clients. Whether it be fiduciary risk, risk associated with execution and processing or other types of operational risk, a consistent, transparent and effective operational risk framework is key to identifying, monitoring and managing operational risk.
We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.
Governance
Our Board is responsible for the approval and oversight of the overall operational risk framework. It does so through its RCC, which reviews our operational risk framework and approves our operational risk policy annually.
Our operational risk policy establishes our approach to the management of operational risk across State Street. The policy identifies the responsibilities of individuals and committees charged with oversight of the management of operational risk, and articulates a broad mandate that supports implementation of the operational risk framework.
ERM and other independent control groups provide the oversight, validation and verification of the management and measurement of operational risk. Our CRO, who leads ERM, manages the day-to-day oversight.
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCRC, TORC, the Operational Risk Committee and the Fiduciary Review Committee, all of which ultimately report to the RCC.
The Operational Risk Committee, chaired by the global head of Operational Risk, provides cross-business oversight of operational risk and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Ownership and Accountability
We have implemented our operational risk framework to support the broad mandate established by our operational risk policy. This framework represents an integrated set of processes and tools that assists us in the management and measurement of operational risk, including our calculation of required capital and risk-weighted assets.
The framework takes a holistic view and integrates the methods and tools used to manage and measure operational risk. The framework utilizes aspects of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework and other industry leading practices, and is designed foremost to address State Street's risk management needs while complying with regulatory requirements. The operational risk framework is intended to provide a number of important benefits, including:

•	A common understanding of operational risk management and its supporting processes;

•	The clarification of responsibilities for the management of operational risk across State Street;

•	The alignment of business priorities with risk management objectives;

•	The active management of risk and early identification of emerging risks;

•	The consistent application of policies and the collection of data for risk management and measurement; and

•	The estimation of our operational risk capital requirement.
The operational risk framework employs a distributed risk management infrastructure executed by ERM groups aligned with the business units, which are responsible for the implementation of the operational risk framework at the business unit level.
As with other risks, senior business unit management is responsible for the day-to-day operational risk management of their respective businesses. It is business unit management's responsibility to provide oversight of the implementation and ongoing execution of the operational risk framework within their respective organizations, as well as coordination and communication with ERM.
Consistency and Transparency
A number of independent corporate control functions are directly responsible for implementing and assessing various aspects of State Street's operational risk framework, with the overarching goal of consistency and transparency to meet the evolving needs of the business.

•
The global head of Operational Risk, a member of the CRO’s executive management team, leads ERM’s Corporate Operational Risk Management group, or ORM, responsible for the strategy, evolution and consistent implementation our operational risk guidelines, framework and supporting tools across State Street. ORM reviews and analyzes operational key risk information, events, metrics and indicators at the business unit and corporate level for purposes of risk management, reporting and escalation to the CRO, senior management and governance committees;

•	ERM’s Corporate Risk Analytics group develops and maintains operational risk capital estimation models, and ERM's Operations group calculates State Street's required capital for operational risk;

•	ERM’s MVG separately validates the quantitative models used to measure operational risk, and ORM performs validation checks on the output of the model; and

•	Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across State Street.
Our operational risk framework consists of five components, each described below, which provide a working structure that integrates distinct risk programs into a continuous process focused on managing and measuring operational risk in a coordinated and consistent manner.
Risk Identification, Assessment and
Measurement
The objective of risk identification, assessment and measurement is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across State Street using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations. Three primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:

•
The Risk and Control Self-Assessment, or RCSA, program seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

these activities. These risks are typically frequent in nature but generally not severe in terms of exposure;

•
The Material Risk Identification, or MRI, program is specifically designed to consider risks that could have a material impact irrespective of their likelihood or frequency. This can include risks that may have an impact on longer-term business objectives, such as significant change management activities or long-term strategic initiatives;

•
The Scenario Analysis program focuses on the set of risks with the highest severity and most relevance from a capital perspective. These are generally referred to as “tail risks," and serve as important benchmarks for our loss distribution approach model (see below); they also provide inputs into stress testing; and

•	Business-specific programs to identify, assess and measure risk, including new business and product review and approval; new client screening; and, as deemed appropriate, targeted risk assessments.
The primary measurement tool used is an internally developed loss distribution approach, or LDA, model. We use this model to quantify required operational risk capital, which we use to calculate risk-weighted assets related to operational risk.
The LDA model incorporates the four required operational risk elements described below:

•
Internal loss event data is collected from across State Street in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events. We categorize the data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a Unit of Measure, or UOM, which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, which stores the data in a Loss Event Data Repository, or LEDR, to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides State Street-specific frequency and severity information to our capital calculation process for historical loss events experienced by State Street.

•
External loss event data provides information with respect to loss event severity from other financial institutions to inform our capital estimation process of events in similar business units at other banking organizations. This information supplements the data pool available for use in our LDA model. Assessments of the sufficiency of internal data and the relevance of external data are completed before pooling the two data sources for use in our LDA model.

•
Scenario analysis workshops are conducted annually across State Street to inform management of the less frequent but most severe, or “tail,” risks that the organization faces. The workshops are attended by senior business unit managers, other support and control partners and business-aligned risk-management staff. The workshops are designed to capture information about significant risks and to estimate potential exposures for individual risks should a loss event occur. Workshops are aligned, with specific UOMs and business units, where appropriate. The results of the workshops are used to benchmark our LDA model results to determine that our calculation of required capital considers relevant risk-related information.

•
Business environment and internal control factors, or BEICFs, are gathered as part of our scenario analysis program to inform the scenario analysis workshop participants of internal loss event data and business-relevant metrics, such as RCSA results, along with industry loss event data and case studies where appropriate. BEICFs are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk. The use of this information indirectly influences our calculation of required capital by providing additional relevant data to workshop participants when reviewing specific UOM risks.

Risk Monitoring
The objective of risk monitoring is to proactively monitor the changing business environment and corresponding operational risk exposure. It is achieved using a series of quantitative and qualitative

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

monitoring tools that are designed to allow us to understand changes in the business environment, internal control factors, risk metrics, risk assessments, exposures and operating effectiveness, as well as details of loss events and progress on risk initiatives implemented to mitigate potential risk exposures.
Effectiveness and Testing
The objective of testing is to verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively. It is achieved through a series of assessments by both internal and external parties, including Corporate Audit, independent public accounting firms, business self-assessments and other control function reviews, such as a Sarbanes-Oxley testing program.
Consistent with our standard model validation process, the operational risk LDA model is subject to a detailed review, overseen by the MAC. In addition, the model is subject to a rigorous internal governance process. All changes to the model or input parameters, and the deployment of model updates, are reviewed and approved by the Operational Risk Committee, which has oversight responsibility for the model, with technical input from the MAC.
Integrated Reporting
Operational risk reporting is intended to provide transparency, enabling management to manage risk, provide oversight and escalate issues in a timely manner. Integrated reporting is designed to allow the business units, executive management, and the Board's control functions and committees to gain insight into activities that may result in risks and potential exposures. Reports are intended to identify business activities that are experiencing processing issues, whether or not they result in actual loss events. Reporting includes results of monitoring activities, internal and external examinations, regulatory reviews, and independent control assessments. All of these elements provide a view of potential and emerging risks facing State Street and information that details our progress on managing risks.
Documentation and Guidelines
Documentation and guidelines create consistency and repeatability of the various processes that support the operational risk framework across State Street.
Operational risk guidelines document our practices and describe the key elements in a business unit's operational risk management program. The purpose of the guidelines is to set forth and define key operational risk terms, provide further detail on State Street's operational risk programs, and detail the business units' responsibilities to identify, assess, measure, monitor and report operational risk. The guideline supports our operational risk policy.
Data standards have been established to maintain consistent data repositories and systems that are controlled, accurate and available on a timely basis to support operational risk management.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset-and-liability management, activities.
Information about the market risk associated with our trading activities is provided below under “Trading Activities.” Additional qualitative and quantitative information with respect to the market risk associated with our trading activities is provided on the “Investor Relations” section of our corporate website under "Filings and Reports." Information about the market risk associated with our non-trading activities, which consists primarily of interest-rate risk, is provided below under “Asset-and-Liability Management Activities.”
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility, and our execution against those factors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

contracts in support of these client needs, and also act as a dealer in the currency markets.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2014, the aggregate notional amount of these derivative contracts was $1.27 trillion, of which $1.26 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates. Additional information about derivative contracts entered into in connection with our trading activities is provided in note 12 to the consolidated financial statements included in this Form 10-Q.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. Our Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The previously described TMRC (refer to "Risk Committees" under "Risk Management" in this Management's Discussion and Analysis) oversees all market risk-taking activities across State Street associated with trading. The TMRC, which reports to MRAC, is composed of members of ERM, our global markets business and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge and expertise. The TMRC meets regularly to monitor the management of our trading market risk activities.
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

The ERM market risk management group is responsible for the management of corporate-wide market risk, the monitoring of key market risks and the development and maintenance of market risk management policies, guidelines, and standards aligned with our corporate risk appetite. This group also establishes and approves market risk tolerance limits and dealing authorities based on, but not limited to, measures of notional amounts, sensitivity, VaR and stress. Such limits and authorities are specified in our trading and market risk guidelines which govern our management of trading market risk.
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
Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, including foreign exchange or commodity positions, and excluding intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. The identification of covered positions for inclusion in our market risk capital framework is governed by our covered positions policy, which policy outlines the standards we use to determine whether a trading position is a covered position.
Our covered positions consist primarily of the trading portfolios held by our global markets business. These trading portfolios include products such as spot foreign exchange, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures, and interest rate futures. Covered positions also arise from certain portfolios held by our Global Treasury group. Any new activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our covered positions policy. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the TMRC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We have adopted standards and guidelines to value our covered positions which govern our VaR- and stressed VaR-based measures. Our regulatory VaR-based measure is calculated based on historical volatilities of market risk factors during a two-year observation period calibrated to a one-tail, 99% confidence interval and a ten-business-day holding period. We also use the same platform to calculate a one-tail, 99% confidence interval, one-business-day VaR for internal risk management purposes. A 99% one-tail confidence interval implies that daily trading losses are not expected to exceed the estimated VaR more than 1% of the time, or less than three business days out of a year.
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

Value-at-Risk
VaR measures are based on the most recent two years of historical price movements for instruments and related risk factors to which we have exposure. The instruments in question are limited to foreign exchange spot, forward and options contracts and interest-rate contracts, including futures and interest-rate swaps.
Our VaR methodology uses a historical simulation approach based on market-observed changes in foreign exchange rates, U.S. and non-U.S. interest rates and implied volatilities, and incorporates the resulting diversification benefits provided from the mix of our trading positions. Our VaR model incorporates approximately 5,000 risk factors and includes correlations among currency, interest rates, and other market rates.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The stressed VaR model identifies the continuous twelve-month period with the worst outputs for our current portfolio positions. The rolling ten-day period with an outcome that is worse than 99% of other outcomes during that twelve-month period of financial stress represents the observed stressed VaR for the day’s positions portfolio.
The sixty-day moving average of our stressed VaR-based measure was approximately $38 million for the twelve months ended June 30, 2014, compared to a sixty-day moving average of approximately $31 million for the twelve months ended March 31, 2014 and approximately $19 million for the twelve months ended June 30, 2013. The increase in the sixty-day moving average of our stressed-VaR measure for the twelve months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

June 30, 2014 compared to the twelve months ended June 30, 2013 was principally due to increases in our exposures to basis risk in currencies that trade both on-shore and off-shore. As described following the VaR and stressed-VaR tables under "Validation and Back-Testing," we changed our stressed-VaR model to reflect such exposure as of July 1, 2013, and as a result, the averages for the two periods are not directly comparable.
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
Validation and Back-Testing
We perform daily back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to actual profit-and-loss, or P&L, outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-

day activity. We experienced no back-testing exceptions in the first six months of 2014 or the first six months of 2013.
Our market risk models are governed by our model risk governance guidelines, in conformity with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Our market risk models are subject to regular review and validation by MVG within ERM and overseen by the MAC. The MAC includes members with expertise in modeling methodologies and has representation from the various business units throughout State Street. Additional information about the MAC and MVG is provided under “Risk Management - Model Risk Management and Governance” in this Management's Discussion and Analysis.
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. Such outcome analysis includes back-testing, which compares the VaR model's predictions to actual outcomes using out-of-sample information. MVG examined back-testing results for the market risk regulatory capital model used for 2012. Consistent with regulatory guidance, the back-testing compared “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.

The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the six months ended June 30, 2014 and the six months ended June 30, 2013, and as of June 30, 2014 and December 31, 2013, as measured by our VaR methodology.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			As of June 30, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$6,547	$12,327	$2,273	$6,972	$22,835	$1,626	$5,099	$5,463
Money market/Global Treasury	50	62	42	112	559	24	49	58
Total VaR	$6,527	$12,283	$2,262	$6,917	$22,834	$1,641	$5,138	$5,441

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			As of June 30, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Foreign exchange	$34,180	$64,510	$15,625	$18,196	$43,984	$4,933	$31,007	$30,338
Money market/Global Treasury	187	572	84	251	971	56	119	280
Total Stressed VaR	$34,129	$64,409	$15,495	$18,065	$43,765	$4,889	$30,959	$30,403
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

measures are based on historical changes observed during rolling ten-day periods for the portfolios as of the close of business each day over the past one-year period.
The decrease in the maximum VaR measure for foreign exchange for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of declining market volatility, particularly foreign exchange volatility.
The increases in the average stressed-VaR measures for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 principally resulted from the model changes, described below, that we implemented beginning on July 1, 2013.
Beginning on July 1, 2013, we implemented two changes to our stressed-VAR model. The net effect of the two changes resulted in increases in our stressed VaR-based measures, calculated based on a 99% confidence interval. The changes involved the introduction of off-shore yield curves for non-deliverable forward contracts in our portfolios of covered positions and the use of absolute changes in place of relative or percentage changes for interest-rate risk factors (both base curves and spread curves).
The changes to our stressed-VaR model described above were the principal contributing factor in the increases in the average stressed-VaR measures; as a result, the averages for the two periods are not directly comparable.
We may in the future further modify and adjust our models and methodologies used to calculate VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR measures.

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of June 30, 2014 and December 31, 2013. The totals of the VaR and stressed-VaR measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of June 30, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$3,136	$4,330	$476	$3,492	$4,561	$306
Money market/Global Treasury	45	15	—	46	52	—
Total VaR	$3,149	$4,330	$476	$3,457	$4,577	$306

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of June 30, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$10,087	$33,707	$637	$8,788	$37,030	$345
Money market/Global Treasury	128	69	—	119	299	—
Total Stressed VaR	$10,020	$33,680	$637	$8,845	$36,949	$345

Total stressed VaR as of June 30, 2014 increased slightly compared to December 31, 2013, as presented in the foregoing table of period-end total stressed-VaR measures. However, the stressed VaR attributable to interest rates as of June 30, 2014, presented in the table above, declined compared to December 31, 2013, while the stressed VaR attributable to foreign exchange as of June 30, 2014, presented in the table above, increased in the same comparison.  This relationship reflected slightly lower basis risk arising from on-shore/off-shore positions in emerging market currencies as of June 30, 2014, a time when our foreign exchange exposure was a more significant component of our stressed-VaR measure compared to our foreign exchange exposure as of December 31, 2013.

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
Additional information about our measurement of fair value and our use of derivatives is provided in notes 2 and 12, respectively, to the consolidated financial statements included in this Form 10-Q.
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
In estimating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecast yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecast to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, +/-100 basis points in a parallel fashion, or at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecast transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest-rate ramps, which are +/-100-basis-point changes in interest rates that are assumed to occur gradually over the next twelve

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

months, rather than immediately as we do with interest-rate shocks.
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
As a result of differences between NIR-at-risk and EVE with respect to certain assumptions, such as the reinvestment of our interest-earning assets, reported results of NIR-at-risk could present an increase in NIR from an increase in rates while EVE presents a loss. Changes in assumptions may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (un-discounted) dollar net interest flows which are generated from the forecast statement of condition over the next twelve months.  As interest rates increase, the interest expense associated with our client deposit liabilities is assumed to increase at a slower pace than the investment returns derived from our current balance sheet or the associated reinvestment of our interest-earning assets, resulting in an overall increase to NIR. EVE, on the other hand, measures the present value change of both principal and interest cash flows based on the current period-end balance sheet. As a result, EVE does not contemplate reinvestment of our assets associated with a change in the interest-rate environment.
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
Net Interest Revenue at Risk
NIR-at-risk is designed to estimate the potential impact of changes in global market interest rates on NIR in the short term. The impact of changes in market rates on NIR is measured against a baseline NIR which encompasses management's expectations regarding the evolving balance sheet volumes and interest rates in the near-term. The goal is to achieve an acceptable level of NIR under various interest-rate environments. Assumptions regarding levels of client deposits and our ability to price these deposits under various rate environments have a significant impact on the results of the NIR simulations. Similarly, the timing of cash flows from our investment portfolio, especially option-embedded financial instruments like mortgage-backed securities, and our ability to replace these cash flows in line with management's expectations, can affect the results of NIR simulations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	June 30, 2014		December 31, 2013
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$387	16.5%	$334	14.0%
–100 bps shock	(291)	(12.4)	(261)	(10.9)
+100 bps ramp	156	6.7	126	5.3
–100 bps ramp	(158)	(6.7)	(124)	(5.2)
As of June 30, 2014, NIR sensitivity to an upward-100-basis-point shock in global interest rates was slightly higher compared to such sensitivity as of December 31, 2013, due to a higher level of forecast client deposits. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of June 30, 2014 increased compared to such sensitivity as of December 31, 2013. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as the deposits have no room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment.
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

	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	June 30, 2014		December 31, 2013
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,187)	(12.3)%	$(2,359)	(14.9)%
–200 bps shock	951	5.4	1,149	7.2
Exposure to upward- and downward-200-basis-point shocks as of June 30, 2014 improved compared to December 31, 2013. A lower concentration of fixed-rate securities in the investment portfolio and related hedging activity in 2013 reduced EVE sensitivity to changes in market rates.

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

Framework
Our objective with respect to management of our capital is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while protecting our obligations to depositors and creditors and complying with regulatory capital adequacy requirements.
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
Capital Contingency Planning
Contingency planning is an integral component of our capital management program. The objective of our contingency planning process is to monitor current and forecast levels of select measures that serve as early indicators of a potentially adverse capital or liquidity adequacy situation. These measures are one of the inputs used to set our capital adequacy level. We review these measures annually for appropriateness and relevance in relation to our financial budget and capital plan.
Stress Testing
We administer a robust State Street-wide stress-testing program that executes multiple stress tests each year. Our stress testing program is structured around what we determine to be the key risks incurred by State Street. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
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
ALCCO has oversight of our management of regulatory capital, capital adequacy with respect to regulatory requirements, internal targets and the expectations of the major independent credit rating agencies. ALCCO’s roles and responsibilities are designed to work complementary to and in coordination with MRAC, which approves State Street’s balance sheet strategy and related activities. The Board’s RCC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital.
Regulatory Capital
As of December 31, 2013, we were subject to the generally applicable minimum regulatory capital requirements enforced by U.S. banking regulators, referred to as Basel I. In July 2013, U.S. banking regulators issued a final rule to implement the Basel

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

III framework in the U.S., referred to as the Basel III final rule, provisions of which become effective under a transition timetable which began on January 1, 2014, with full implementation required beginning on January 1, 2019. As provided in the Basel III final rule, banking organizations in their Basel II parallel run were required to complete a superseding parallel run under Basel III.
We were notified by the Federal Reserve on February 21, 2014 that we completed our Basel III parallel run and would be required to begin using the advanced approaches framework provided in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we have begun to use the advanced approaches framework to calculate and disclose our regulatory capital ratios starting with the second quarter of 2014.
As required by the Dodd-Frank Act, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of their regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2014, this capital floor is based on the provisions of Basel I, as adjusted by the final market risk capital rule issued by U.S. banking regulators in 2012.
Beginning on January 1, 2014, we became subject to the provisions of the Basel III final rule that govern our calculation of regulatory capital, including transitional, or phase-in, provisions. However, we calculated our risk-weighted assets in conformity with Basel I, as adjusted by the final market risk capital rule, for the first quarter of 2014.
Beginning with the second quarter of 2014 and ending with the fourth quarter of 2014, the lower of our regulatory capital ratios calculated under the advanced approaches provisions of the Basel III final rule and those ratios calculated under the transitional provisions of Basel III (capital calculated in conformity with Basel III and risk-weighted assets calculated in conformity with Basel I as described above) will apply in the assessment of our capital adequacy for regulatory purposes.
In conformity with the Basel III final rule, the minimum required regulatory capital ratios for 2014 are as follows:

•	common equity tier 1, or
tier 1 common, risk-based capital - 4%;

•	tier 1 risk-based capital - 5.5%;

•	total risk-based capital - 8%; and

•	tier 1 leverage capital - 4%.
As of January 1, 2019, the date that full implementation of Basel III is required, the minimum required regulatory capital ratios, excluding the required capital conservation buffer of 2.5% (described below), will be as follows:

•	tier 1 common risk-based capital - 4.5%;

•	tier 1 risk-based capital - 6%;

•	total risk-based capital - 8%; and

•	tier 1 leverage capital - 4%.
Once the provisions of the standardized approach in the Basel III final rule are fully implemented effective January 1, 2015, the lower of the Basel III regulatory capital ratios calculated by us under the advanced approaches provisions of Basel III and the Basel III standardized approach will apply in the assessment of our capital adequacy for regulatory purposes. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes will be the lower of each ratio calculated under the advanced approaches and the standardized approach.
The methods for the calculation of our and State Street Bank's risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are phased in, and as we begin calculating our risk-weighted assets using the advanced approaches. These ongoing methodological changes will result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
Under the Basel III final rule, a banking organization, subject to regulatory constraints, such as the review of capital plans, will be able to make capital distributions and discretionary bonus payments without specified limitations, as long as it maintains a required capital conservation buffer of 2.5% over each of the minimum tier 1 common, tier 1 and total risk-based capital ratios (plus any potentially applicable countercyclical capital buffer). Banking regulators will establish the minimum countercyclical capital buffer, which is initially set by banking regulators at zero, up to a maximum of 2.5% above the minimum ratios inclusive of the capital conservation buffer, under certain economic conditions.
The requirement for the capital conservation buffer will be phased in beginning on January 1, 2016, with full implementation by January 1, 2019. As of January 1, 2019, the minimum Basel III regulatory capital ratios, including the capital conservation buffer of 2.5% but assuming a countercyclical capital buffer of zero, will be as follows, in order for us to make capital distributions and discretionary bonus payments without limitation:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	tier 1 common risk-based capital - 7.0%;

•	tier 1 risk-based capital - 8.5%; and

•	total risk-based capital - 10.5%.

The following table presents the regulatory capital structure and related regulatory capital ratios for State Street and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period-end are not directly comparable. Refer to the footnotes following the table.

			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approach June 30, 2014(1)	Basel III Transitional June 30, 2014(2)	December 31, 2013(3)	Basel III Advanced Approach June 30, 2014(1)	Basel III Transitional June 30, 2014(2)	December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,269	$10,269	$10,280	$10,832	$10,832	$10,786
Retained earnings			14,114	14,114	13,395	9,579	9,579	9,064
Accumulated other comprehensive income (loss)			328	328	215	299	299	209
Treasury stock, at cost			(4,405)	(4,405)	(3,693)	—	—	—
Total			20,306	20,306	20,197	20,710	20,710	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(6,100)	(6,100)	(7,743)	(5,816)	(5,816)	(7,341)
Other adjustments			(41)	(41)	—	(126)	(126)	—
Tier 1 common capital			14,165	14,165	12,454	14,768	14,768	12,718
Preferred stock			1,233	1,233	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(165)	(165)	—	—	—	—
Tier 1 capital			15,708	15,708	13,895	14,768	14,768	12,718
Qualifying subordinated long-term debt			1,738	1,738	1,918	1,754	1,754	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			3	3	(26)	—	—	45
Total capital			$17,924	$17,924	$15,787	$16,522	$16,522	$14,699

Risk-weighted assets:
Credit risk			$71,093	$86,928	$78,864	$64,617	$83,524	$76,197
Operational risk			35,985	NA	NA	35,566	NA	NA
Market risk			3,937	1,679	1,262	3,463	1,679	1,262
Total risk-weighted assets			$111,015	$88,607	$80,126	$103,646	$85,203	$77,459
Adjusted quarterly average assets			$227,815	$227,815	$202,801	$224,050	$224,050	$199,301

Capital Ratios:	Minimum Requirements(5) 2014	Minimum Requirements(6) 2013
Tier 1 common risk-based capital	4.0%	NA	12.8%	16.0%	15.5%	14.2%	17.3%	16.4%
Tier 1 risk-based capital	5.5	4.0%	14.1	17.7	17.3	14.2	17.3	16.4
Total risk-based capital	8.0	8.0	16.1	20.2	19.7	15.9	19.4	19.0
Tier 1 leverage	4.0	4.0	6.9	6.9	6.9	6.6	6.6	6.4

NA: Not applicable.
(1) Tier 1 common capital, tier 1 capital and total capital ratios as of June 30, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2014 was calculated in conformity with the Basel III final rule.
(2) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of June 30, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect tier 1 common, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of June 30, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2014.
(6) Minimum requirements listed, governed by Basel I, are as of December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in State Street's tier 1 and total capital as of June 30, 2014 compared to December 31, 2013 were the result of the first-quarter 2014 issuance of preferred stock, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to date net income, partly offset by declarations of common and preferred stock dividends and purchases by us of our common stock in the first six months of 2014.
State Street Bank's tier 1 and total capital increased, the result of the above-described phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to-date net income, partly offset by the payment of dividends by State Street Bank to our parent company in the first six months of 2014.
The regulatory capital ratios for State Street and State Street Bank as of June 30, 2014, presented in the table above, differ from such ratios as of December 31, 2013. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and risk-weighted assets. As a result, the ratios presented in the table for each period-end are not directly comparable. Beginning with the second quarter of 2014, we used both the advanced approaches provisions in the Basel III final rule, and the provisions of Basel I, to calculate our risk-weighted assets. For the fourth quarter of 2013, we used the provisions of Basel I to calculate our risk-weighted assets.
The regulatory capital ratios as of June 30, 2014 presented in the table above, calculated under the advanced approaches in conformity with the Basel III final rule, reflect calculations and determinations with respect to our capital and related matters as of June 30, 2014, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Tier 1 Common Ratio
The following table presents our tier 1 common ratio as of June 30, 2014, calculated in conformity with the advanced approaches provisions of the Basel III final rule, and our estimated tier 1 common ratio as of June 30, 2014, calculated in conformity with the Basel III standardized approach. The Basel III tier 1 common ratio calculated in conformity with the standardized approach in the Basel III final rule is a preliminary estimate, based on our present interpretations of the Basel III final rule.

June 30, 2014	Basel III Final Rule Advanced Approach(1)	Basel III Final Rule Standardized Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$15,708	$15,708
Less:
Trust preferred capital securities	475	475
Preferred stock	1,233	1,233
Plus other adjustments	165	165
Tier 1 common capital	$14,165	$14,165
Total risk-weighted assets	$111,015	$125,575
Tier 1 common ratio	12.8%	11.3%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0

(1) The tier 1 common ratio was calculated in conformity with the provisions of the Basel III final rule; refer to previous table.
(2) As of June 30, 2014, for purposes of the calculations completed in conformity with the Basel III final rule, total risk-weighted assets under the standardized approach were calculated using State Street's estimates, based on the provisions of Basel III final rule. This tier 1 common ratio was calculated by dividing tier 1 common capital, calculated in conformity with the provisions of the Basel III final rule, by total risk-weighted assets, calculated in conformity with the standardized approach in the Basel III final rule. This estimated Basel III tier 1 common ratio is preliminary, and is based on our present interpretations of the Basel III final rule.
Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $14.56 billion as a result of applying the provisions of the Basel III final rule to total risk-weighted assets of $111.02 billion as of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

June 30, 2014 calculated in conformity with the advanced approaches provisions of the Basel III final rule.
(3) The minimum tier 1 common ratio requirement does not reflect the countercyclical capital buffer under the Basel III final rule, or the capital buffer for G-SIBs prescribed by the Basel Committee (refer to “Systemically Important Banks”); such countercyclical capital buffer, which is initially set at zero, would be established by banking regulators under certain economic conditions, and U.S. banking regulators have not yet issued a proposal to implement the prescribed capital buffer for systemically important financial institutions.
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
Systemically Important Banks
We meet the criteria of a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 29 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between

1% and 2.5%, above the Basel III minimum tier 1 common ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2013, the FSB maintained their designation of us as a category-1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. U.S. banking regulators have not yet issued a proposal to implement the G-SIB capital surcharge.
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
Capital Actions
Preferred Stock
In the first quarter of 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
In the second quarter of 2014, we declared a dividend on our non-cumulative perpetual preferred stock, Series D (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D) of $1,655 per share, or approximately $0.41 per depositary share, totaling approximately $12 million. We did not declare a dividend on our non-cumulative perpetual preferred stock, Series D, in the first quarter of 2014.
In the second quarter of 2014, we declared a dividend on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

share of State Street’s non-cumulative perpetual preferred stock, Series C) of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the first six months of 2014, we declared aggregate dividends on our perpetual preferred stock, Series C, of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million. In the second quarter and first six months of 2013, dividends on our perpetual preferred stock, Series C, totaled approximately $6 million and $13 million, respectively.
Common Stock
In the second quarter of 2014, under a purchase
program approved by our Board of Directors in March 2014 which authorizes us to purchase up to $1.70 billion of our common stock through March 31, 2015, we purchased approximately 6.3 million shares of our common stock at an average cost of $65.02 per share and an aggregate cost of approximately $410 million. We did not purchase any shares under this program in the first quarter of 2014. As of June 30, 2014, approximately $1.3 billion remained available for purchases of our common stock under the March 2014 program.
In the first quarter of 2014, we completed the $2.10 billion program authorized by the Board in March 2013 by purchasing approximately 6.1 million shares of our common stock, at an average price of $69.14 per share and an aggregate cost of approximately $420 million.
Under both programs, in the six months ended June 30, 2014, we purchased in the aggregate approximately 12.4 million shares of our common stock at an average per-share cost of $67.04 and an aggregate cost of approximately $830 million. Shares acquired in connection with our common stock purchase programs which remained unissued as of June 30, 2014 were recorded as treasury stock in our consolidated statement of condition as of June 30, 2014.
In the second quarter of 2014, we declared a quarterly common stock dividend of $0.30 per share, totaling approximately $128 million, which was paid in July 2014. In the first six months of 2014, we declared aggregate quarterly common stock dividends of $0.56 per share, totaling approximately $240 million, compared to aggregate common stock dividends of $0.52 per share, totaling approximately $235 million, declared in the first six months of 2013.
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

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $363.06 billion as of June 30, 2014, compared to $320.08 billion as of December 31, 2013. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $377.26 billion and $331.73 billion as collateral for indemnified securities on loan as of June 30, 2014 and December 31, 2013, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $377.26 billion as of June 30, 2014 and $331.73 billion as of December 31, 2013 referenced above, $84.78 billion as of June 30, 2014 and $85.37 billion as of December 31, 2013 was invested in indemnified repurchase agreements. We or our agents held $90.06 billion and $91.10 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2014 and December 31, 2013, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 7 and 12 to the consolidated financial statements included in this Form 10-Q.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2014, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of June 30, 2014.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2014, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,288	$1,201	$2,526	$2,376
Management fees	300	277	592	540
Trading services	260	304	513	593
Securities finance	147	131	232	209
Processing fees and other	44	58	100	110
Total fee revenue	2,039	1,971	3,963	3,828
Net interest revenue:
Interest revenue	650	700	1,305	1,387
Interest expense	89	104	189	215
Net interest revenue	561	596	1,116	1,172
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	—	—	15	5
Losses from other-than-temporary impairment	—	(6)	(1)	(6)
Losses reclassified (from) to other comprehensive income	(2)	(1)	(10)	(4)
Gains (losses) related to investment securities, net	(2)	(7)	4	(5)
Total revenue	2,598	2,560	5,083	4,995
Provision for loan losses	2	—	4	—
Expenses:
Compensation and employee benefits	978	917	2,135	1,952
Information systems and communications	244	235	488	472
Transaction processing services	193	186	384	366
Occupancy	115	114	229	230
Acquisition and restructuring costs	28	30	61	44
Professional services	116	103	221	182
Amortization of other intangible assets	54	54	108	107
Other	122	159	252	271
Total expenses	1,850	1,798	3,878	3,624
Income before income tax expense	746	762	1,201	1,371
Income tax expense	124	183	216	328
Net income	$622	$579	$985	$1,043
Net income available to common shareholders	$602	$571	$958	$1,026
Earnings per common share:
Basic	$1.41	$1.26	$2.23	$2.26
Diluted	1.38	1.24	2.19	2.22
Average common shares outstanding (in thousands):
Basic	427,824	452,176	429,215	453,240
Diluted	435,320	461,040	436,958	461,630
Cash dividends declared per common share	$.30	$.26	$.56	$.52

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2014	2013
Net income	$622	$579
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $29 and ($29), respectively	46	(55)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $193 and ($507), respectively	306	(804)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($9) and $31, respectively	(13)	45
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3 and $3, respectively	4	5
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $2 and $18, respectively	(54)	30
Net unrealized gains (losses) on retirement plans, net of related taxes of ($8) and $4, respectively	12	5
Other comprehensive income (loss)	301	(774)
Total comprehensive income (loss)	$923	$(195)

	Six Months Ended June 30,
(In millions)	2014	2013
Net income	$985	$1,043
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $37 and ($93), respectively	73	(303)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $355 and ($478), respectively	565	(753)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($15) and $40, respectively	(23)	60
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $8 and $7, respectively	12	11
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($3) and $59, respectively	(61)	94
Net unrealized gains (losses) on retirement plans, net of related taxes of ($5) and $6, respectively	18	8
Other comprehensive income (loss)	584	(883)
Total comprehensive income	$1,569	$160

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$6,247	$3,220
Interest-bearing deposits with banks	98,386	64,257
Securities purchased under resale agreements	3,681	6,230
Trading account assets	941	843
Investment securities available for sale	98,546	99,174
Investment securities held to maturity (fair value of $18,864 and $17,560)	18,757	17,740
Loans and leases (less allowance for losses of $32 and $28)	16,767	13,458
Premises and equipment (net of accumulated depreciation of $4,620 and $4,417)	1,920	1,860
Accrued interest and fees receivable	2,221	2,123
Goodwill	6,037	6,036
Other intangible assets	2,247	2,360
Other assets	26,574	25,990
Total assets	$282,324	$243,291
Liabilities:
Deposits:
Noninterest-bearing	$73,109	$65,614
Interest-bearing—U.S.	27,584	13,392
Interest-bearing—non-U.S.	118,141	103,262
Total deposits	218,834	182,268
Securities sold under repurchase agreements	9,168	7,953
Federal funds purchased	14	19
Other short-term borrowings	4,322	3,780
Accrued expenses and other liabilities	19,249	19,194
Long-term debt	9,037	9,699
Total liabilities	260,624	222,913
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,881,095 and 503,882,841 shares issued	504	504
Surplus	9,765	9,776
Retained earnings	14,114	13,395
Accumulated other comprehensive income (loss)	489	(95)
Treasury stock, at cost (78,910,844 and 69,754,255 shares)	(4,405)	(3,693)
Total shareholders’ equity	21,700	20,378
Total liabilities and shareholders’ equity	$282,324	$243,291

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					1,043				1,043
Other comprehensive loss						(883)			(883)
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock - $.52 per share					(235)				(235)
Preferred stock					(13)				(13)
Common stock acquired							15,068	(920)	(920)
Common stock awards and options exercised, including related taxes of $32		(9)		46			(4,807)	174	220
Other							(3)		—
Balance as of June 30, 2013	$490	503,891	$504	$9,713	$12,545	$(523)	55,496	$(2,648)	$20,081
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					985				985
Other comprehensive income						584			584
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.56 per share					(240)				(240)
Preferred stock					(25)				(25)
Common stock acquired							12,380	(830)	(830)
Common stock awards and options exercised, including income tax benefit of $46		(2)		(11)			(3,221)	118	107
Other					(1)		(3)		(1)
Balance as of June 30, 2014	$1,233	503,881	$504	$9,765	$14,114	$489	78,910	$(4,405)	$21,700

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2014	2013
Operating Activities:
Net income	$985	$1,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	19	137
Amortization of other intangible assets	108	107
Other non-cash adjustments for depreciation, amortization and accretion, net	228	193
(Gains) losses related to investment securities, net	(4)	5
Change in trading account assets, net	(98)	(16)
Change in accrued interest and fees receivable, net	(98)	(85)
Change in collateral deposits, net	(2,416)	(3,596)
Change in unrealized losses on foreign exchange derivatives, net	(121)	(1,498)
Change in other assets, net	(475)	1,246
Change in accrued expenses and other liabilities, net	2,140	398
Other, net	178	305
Net cash provided by (used in) operating activities	446	(1,761)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(34,129)	5,980
Net decrease (increase) in securities purchased under resale agreements	2,549	(553)
Proceeds from sales of available-for-sale securities	2,842	4,817
Proceeds from maturities of available-for-sale securities	18,402	20,336
Purchases of available-for-sale securities	(19,624)	(19,707)
Proceeds from maturities of held-to-maturity securities	1,350	972
Purchases of held-to-maturity securities	(2,220)	(5,022)
Net increase in loans	(3,327)	(4,156)
Purchases of equity investments and other long-term assets	(133)	(90)
Purchases of premises and equipment	(234)	(228)
Other, net	46	66
Net cash (used in) provided by investing activities	(34,478)	2,415
Financing Activities:
Net increase (decrease) in time deposits	9,841	(14,481)
Net increase in all other deposits	26,725	16,820
Net increase (decrease) in short-term borrowings	1,752	(378)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,492
Payments for long-term debt and obligations under capital leases	(763)	(13)
Proceeds from issuance of preferred stock	742	—
Proceeds from exercises of common stock options	9	92
Purchases of common stock	(830)	(920)
Repurchases of common stock for employee tax withholding	(166)	(135)
Payments for cash dividends	(251)	(242)
Net cash provided by financing activities	37,059	2,235
Net increase	3,027	2,889
Cash and due from banks at beginning of period	3,220	2,590
Cash and due from banks at end of period	$6,247	$5,479

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
Recent Accounting Developments:
In June 2014, the FASB issued an amendment to GAAP for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. The amendment requires enhanced disclosure for repurchase agreements and securities lending transactions accounted for as secured borrowings and for certain transfers of financial assets. The amendment is effective, for State Street, beginning on January 1, 2015. Our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued an amendment to GAAP that provides for a single comprehensive model to be applied in the accounting for revenue arising from contracts with clients. In applying this model, an entity would recognize revenue that represents the transfer of promised goods or services to clients in an amount that reflects the consideration

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment is effective, for State Street, beginning on January 1, 2017, and must be applied retrospectively. Early adoption is prohibited. We are currently assessing the potential impact of this amendment on our consolidated financial statements.
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
In January 2014, the FASB issued an amendment to GAAP that allows an investor in an affordable housing project, if the project meets certain defined conditions, to amortize the cost of their investment in proportion to the tax credits and other tax benefits they receive, and reflect it as part of income tax expense rather than as revenue from operations. The amendment is effective, for State Street, for interim and annual periods beginning after December 15, 2014, with early adoption permitted, and must be applied retrospectively. At this time, we have not chosen to early-adopt the amendment as we continue to assess the potential impact of this amendment on our consolidated financial statements.
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
We measure fair value for the above-described financial assets and liabilities in conformity with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is most significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels of the valuation hierarchy are described below.
Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Fair value is measured using unadjusted quoted prices in active markets for identical securities. Our level-1 financial assets and liabilities primarily include positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities carried in trading account assets. We may carry U.S. government securities in our available-for-sale portfolio in connection with our asset-and-liability management activities. Our level-1 financial assets also include active exchange-traded equity securities and non-cash collateral received from counterparties in connection with our enhanced custody business.
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

Our level-2 financial assets and liabilities primarily include non-U.S. debt securities carried in trading account assets and various types of fixed-

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

income investment securities available for sale, as well as various types of foreign exchange and interest-rate derivative instruments.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three and six months ended June 30, 2014 or 2013, respectively.
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

•
The fair value of certain interest-rate caps with long-dated maturities is measured using a matrix-pricing approach. Observable market prices are not available for these derivatives, so extrapolation is necessary to value these instruments, since they have a strike and/or maturity outside of the matrix.

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of June 30, 2014, on a gross basis, we categorized in level 3 approximately 5% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was not significant. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 98% and 2%, respectively, of the total fair value of our investment securities categorized in level 3 as of June 30, 2014.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the six months ended June 30, 2014 or the year ended December 31, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of June 30, 2014
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	423	—	—		423
Other	78	420	—		498
Total trading account assets	521	420	—		941
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	2,781	654	—		3,435
Mortgage-backed securities	—	22,043	96		22,139
Asset-backed securities:
Student loans	—	13,640	322		13,962
Credit cards	—	6,566	—		6,566
Sub-prime	—	1,101	—		1,101
Other	—	574	4,061		4,635
Total asset-backed securities	—	21,881	4,383		26,264
Non-U.S. debt securities:
Mortgage-backed securities	—	11,435	—		11,435
Asset-backed securities	—	3,694	506		4,200
Government securities	—	3,823	—		3,823
Other	—	5,242	515		5,757
Total non-U.S. debt securities	—	24,194	1,021		25,215
State and political subdivisions	—	10,576	41		10,617
Collateralized mortgage obligations	—	5,178	196		5,374
Other U.S. debt securities	—	4,833	9		4,842
U.S. equity securities	—	37	—		37
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	615	—		615
Non-U.S. money-market mutual funds	—	7	—		7
Total investment securities available for sale	2,781	90,019	5,746		98,546
Other assets:
Derivative instruments:
Foreign exchange contracts	—	6,627	10	$(3,762)	2,875
Interest-rate contracts	—	58	—	(56)	2
Other derivative contracts	—	4	—	(2)	2
Total derivative instruments	—	6,689	10	(3,820)	2,879
Other	106	—	—	—	106
Total assets carried at fair value	$3,408	$97,128	$5,756	$(3,820)	$102,472
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$6,346	$10	$(3,117)	$3,239
Interest-rate contracts	—	270	—	(55)	215
Other derivative contracts	—	59	9	(2)	66
Total derivative instruments	—	6,675	19	(3,174)	3,520
Other	106	—	—	—	106
Total liabilities carried at fair value	$106	$6,675	$19	$(3,174)	$3,626

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $860 million and $214 million, respectively, for cash collateral received from and provided to derivative counterparties.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and six months ended June 30, 2014 and 2013, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. In the three and six months ended June 30, 2014 and

2013, respectively, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2014
	Fair Value as of March 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$100	$—	$—	$—	$—	$—	$(4)	$—	$—	$96
Asset-backed securities:
Student loans	333	1	2	—	—	—	(14)	—	—	322
Other	4,304	13	(1)	—	—	—	(255)	—	—	4,061
Total asset-backed securities	4,637	14	1	—	—	—	(269)	—	—	4,383
Non-U.S. debt securities:
Asset-backed securities	612	1	1	—	—	—	(56)	—	(52)	506
Other	462	—	1	55	—	—	(3)	—	—	515
Total non-U.S. debt securities	1,074	1	2	55	—	—	(59)	—	(52)	1,021
State and political subdivisions	42	—	—	—	—	—	(1)	—	—	41
Collateralized mortgage obligations	202	—	—	—	—	—	(6)	—	—	196
Other U.S. debt securities	8	—	1	—	—	—	—	—	—	9
Total investment securities available for sale	6,063	15	4	55	—	—	(339)	—	(52)	5,746
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	6	(6)	—	11	—	—	(1)	—	—	10	$(4)
Total derivative instruments	6	(6)	—	11	—	—	(1)	—	—	10	(4)
Total assets carried at fair value	$6,069	$9	$4	$66	$—	$—	$(340)	$—	$(52)	$5,756	$(4)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2014
	Fair Value as of March 31, 2014	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$8	$(5)	$—	$—	$8	$—	$(1)	$—	$—	$10	$(3)
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	17	(5)	—	—	8	—	(1)	—	—	19	(3)
Total liabilities carried at fair value	$17	$(5)	$—	$—	$8	$—	$(1)	$—	$—	$19	$(3)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$—	$—	$—	$(9)	$—	$(611)	$96
Asset-backed securities:
Student loans	423	1	3	—	—	—	(26)	—	(79)	322
Credit cards	24	—	—	—	—	—	(24)	—	—	—
Other	4,532	29	(6)	6	—	—	(500)	—	—	4,061
Total asset-backed securities	4,979	30	(3)	6	—	—	(550)	—	(79)	4,383
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	3	1	—	—	—	(120)	—	(176)	506
Other	464	—	1	54	—	(1)	(3)	—	—	515
Total non-U.S. debt securities	1,637	3	2	54	—	(1)	(123)	—	(551)	1,021
State and political subdivisions	43	—	(1)	—	—	—	(1)	—	—	41
Collateralized mortgage obligations	162	—	—	80	—	(6)	(13)	—	(27)	196
Other U.S. debt securities	8	—	1	—	—	—	—	—	—	9
Total investment securities available for sale	7,545	33	(1)	140	—	(7)	(696)	—	(1,268)	5,746
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	(15)	—	15	—	—	(9)	—	—	10	$(7)
Total derivative instruments	19	(15)	—	15	—	—	(9)	—	—	10	(7)
Total assets carried at fair value	$7,564	$18	$(1)	$155	$—	$(7)	$(705)	$—	$(1,268)	$5,756	$(7)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six months ended June 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$(14)	$—	$—	$14	$—	$(7)	$—	$—	$10	$(5)
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	26	(14)	—	—	14	—	(7)	—	—	19	(5)
Total liabilities carried at fair value	$26	$(14)	$—	$—	$14	$—	$(7)	$—	$—	$19	$(5)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2013
	Fair Value as of March 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$798	$—	$—	$92	$—	$—	$(26)	$—	$—	$864
Asset-backed securities:
Student loans	461	1	2	—	—	—	(8)	—	(76)	380
Credit cards	24	—	—	—	—	—	—	—	—	24
Other	3,872	15	9	385	—	—	(433)	—	—	3,848
Total asset-backed securities	4,357	16	11	385	—	—	(441)	—	(76)	4,252
Non-U.S. debt securities:
Mortgage-backed securities	331	—	(1)	—	—	—	(2)	—	—	328
Asset-backed securities	470	1	(2)	183	—	—	(35)	139	—	756
Other	276	—	1		—	—	4	—	—	281
Total non-U.S. debt securities	1,077	1	(2)	183	—	—	(33)	139	—	1,365
State and political subdivisions	47	—	(1)	—	—	—	(1)	—	—	45
Collateralized mortgage obligations	108	—	—	140	—	—	(10)	—	—	238
Other U.S. debt securities	9	—	—	—	—	—	—	—	—	9
Total investment securities available for sale	6,396	17	8	800	—	—	(511)	139	(76)	6,773
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	172	31	—	12	—	—	(94)	—	—	121	$34
Total derivative instruments	172	31	—	12	—	—	(94)	—	—	121	34
Total assets carried at fair value	$6,568	$48	$8	$812	$—	$—	$(605)	$139	$(76)	$6,894	$34

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2013
	Fair Value as of March 31, 2013	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$153	$24	$—	$—	$10	$—	$(79)	$—	$—	$108	$29
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	162	24	—	—	10	—	(79)	—	—	117	29
Total liabilities carried at fair value	$162	$24	$—	$—	$10	$—	$(79)	$—	$—	$117	$29

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$825	$—	$1	$92	$—	$—	$(54)	$—	$—	$864
Asset-backed securities:
Student loans	588	1	8	—	—	(26)	(16)	—	(175)	380
Credit cards	67	—	—	—	—	—	(43)	—	—	24
Other	3,994	28	30	565	—	(10)	(759)	—	—	3,848
Total asset-backed securities	4,649	29	38	565	—	(36)	(818)	—	(175)	4,252
Non-U.S. debt securities:
Mortgage-backed securities	555	—	—	—	—	—	(19)	—	(208)	328
Asset-backed securities	524	3	1	234	—	—	(68)	139	(77)	756
Other	140	—	1	179	—	—	1	—	(40)	281
Total non-U.S. debt securities	1,219	3	2	413	—	—	(86)	139	(325)	1,365
State and political subdivisions	48	—	(1)	—	—	—	(2)	—	—	45
Collateralized mortgage obligations	117	—	—	140	—	—	(19)	—	—	238
Other U.S. debt securities	9	—	—	—	—	—	—	—	—	9
Total investment securities available for sale	6,867	32	40	1,210	—	(36)	(979)	139	(500)	6,773
Other assets:
Derivative instruments:
Foreign exchange contracts	113	134	—	32	—	—	(158)	—	—	121	$56
Total derivative instruments	113	134	—	32	—	—	(158)	—	—	121	56
Total assets carried at fair value	$6,980	$166	$40	$1,242	$—	$(36)	$(1,137)	$139	$(500)	$6,894	$56

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106	$74	$—	$—	$35	$—	$(107)	$—	$—	$108	$42
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	115	74	—	—	35	—	(107)	—	—	117	42
Total liabilities carried at fair value	$115	$74	$—	$—	$35	$—	$(107)	$—	$—	$117	$42

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at June 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fee revenue:
Trading services	$(1)	$7	$(1)	$5	$(1)	$60	$(2)	$14
Total fee revenue	(1)	7	(1)	5	(1)	60	(2)	14
Net interest revenue	15	17	—	—	33	32	—	—
Total revenue	$14	$24	$(1)	5	$32	$92	$(2)	$14

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2014	As of December 31, 2013	Valuation Technique	Significant Unobservable Input	As of June 30, 2014	As of December 31, 2013
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$14	$13	Discounted cash flows	Credit spread	2.2%	3.5%
Asset-backed securities, credit cards	—	24	Discounted cash flows	Credit spread	—	2.0
Asset-backed securities, other	76	92	Discounted cash flows	Credit spread	1.0	1.5
State and political subdivisions	41	43	Discounted cash flows	Credit spread	1.6	1.7
Derivative instruments, foreign exchange contracts	10	19	Option model	Volatility	6.0	11.4
Total	$141	$191
Liabilities:
Derivative instruments, foreign exchange contracts	$10	$17	Option model	Volatility	5.8	11.2
Derivative instruments, other(1)	9	9	Discounted cash flows	Participant redemptions	4.9	7.5
Total	$19	$26

(1) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 7.
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

June 30, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$96	$96
Asset-backed securities, student loans	14	308	322
Asset-backed securities, other	76	3,985	4,061
Non-U.S. debt securities, asset-backed securities	—	506	506
Non-U.S. debt securities, other	—	515	515
State and political subdivisions	41	—	41
Collateralized mortgage obligations	—	196	196
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	10	—	10
Total	$141	$5,615	$5,756
Liabilities:
Derivative instruments, foreign exchange contracts	$10	$—	$10
Derivative instruments, other	9	—	9
Total	$19	$—	$19

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

December 31, 2013	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$716	$716
Asset-backed securities, student loans	13	410	423
Asset-backed securities, credit cards	24	—	24
Asset-backed securities, other	92	4,440	4,532
Non-U.S. debt securities, mortgage-backed securities	—	375	375
Non-U.S. debt securities, asset-backed securities	—	798	798
Non-U.S. debt securities, other	—	464	464
State and political subdivisions	43	—	43
Collateralized mortgage obligations	—	162	162
Other U.S. debt securities	—	8	8
Derivative instruments, foreign exchange contracts	19	—	19
Total	$191	$7,373	$7,564
Liabilities:
Derivative instruments, foreign exchange contracts	$17	$—	$17
Derivative instruments, other	9	—	9
Total	$26	$—	$26

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

We use internally-developed pricing models to measure the fair value of our level-3 financial assets and liabilities, which models incorporate discounted cash flow and option modeling techniques. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.
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
For recurring level-3 fair-value measurements for which significant unobservable inputs were readily available to State Street as of June 30, 2014, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
June 30, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$6,247	$6,247	$6,247	$—	$—
Interest-bearing deposits with banks	98,386	98,386	—	98,386	—
Securities purchased under resale agreements	3,681	3,681	—	3,681	—
Investment securities held to maturity	18,757	18,864	—	18,864	—
Net loans (excluding leases)	15,695	15,709	—	15,223	486
Financial Liabilities:
Deposits:
Noninterest-bearing	$73,109	$73,109	$—	$73,109	$—
Interest-bearing - U.S.	27,584	27,584	—	27,584	—
Interest-bearing - non-U.S.	118,141	118,141	—	118,141	—
Securities sold under repurchase agreements	9,168	9,168	—	9,168	—
Federal funds purchased	14	14	—	14	—
Other short-term borrowings	4,322	4,322	—	4,322	—
Long-term debt	9,037	9,412	—	8,525	887

			Fair-Value Hierarchy
December 31, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,220	$3,220	$3,220	$—	$—
Interest-bearing deposits with banks	64,257	64,257	—	64,257	—
Securities purchased under resale agreements	6,230	6,230	—	6,230	—
Investment securities held to maturity	17,740	17,560	—	17,560	—
Net loans (excluding leases)	12,363	12,355	—	11,908	447
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,614	$65,614	$—	$65,614	$—
Interest-bearing - U.S.	13,392	13,392	—	13,392	—
Interest-bearing - non-U.S.	103,262	103,262	—	103,262	—
Securities sold under repurchase agreements	7,953	7,953	—	7,953	—
Federal funds purchased	19	19	—	19	—
Other short-term borrowings	3,780	3,780	—	3,780	—
Long-term debt	9,699	9,909	—	9,056	853

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,403	$33	$1	$3,435	$702	$9	$2	$709
Mortgage-backed securities	22,067	235	163	22,139	23,744	211	392	23,563
Asset-backed securities:
Student loans(1)	13,985	135	158	13,962	14,718	92	268	14,542
Credit cards	6,580	20	34	6,566	8,230	21	41	8,210
Sub-prime	1,172	3	74	1,101	1,291	3	91	1,203
Other	4,523	126	14	4,635	4,949	138	23	5,064
Total asset-backed securities	26,260	284	280	26,264	29,188	254	423	29,019
Non-U.S. debt securities:
Mortgage-backed securities	11,231	207	3	11,435	10,808	230	9	11,029
Asset-backed securities	4,181	20	1	4,200	5,369	23	2	5,390
Government securities	3,819	4	—	3,823	3,759	2	—	3,761
Other	5,699	66	8	5,757	4,679	59	11	4,727
Total non-U.S. debt securities	24,930	297	12	25,215	24,615	314	22	24,907
State and political subdivisions	10,400	289	72	10,617	10,301	160	198	10,263
Collateralized mortgage obligations	5,321	83	30	5,374	5,275	70	76	5,269
Other U.S. debt securities	4,706	145	9	4,842	4,876	138	34	4,980
U.S. equity securities	29	8	—	37	28	6	—	34
Non-U.S. equity securities	1	—	—	1	1	—	—	1
U.S. money-market mutual funds	615	—	—	615	422	—	—	422
Non-U.S. money-market mutual funds	7	—	—	7	7	—	—	7
Total	$97,739	$1,374	$567	$98,546	$99,159	$1,162	$1,147	$99,174
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,119	$—	$237	$4,882	$5,041	$—	$448	$4,593
Mortgage-backed securities	74	5	—	79	91	6	—	97
Asset-backed securities:
Student loans(1)	1,900	6	1	1,905	1,627	—	10	1,617
Credit cards	897	3	—	900	762	1	—	763
Other	692	3	1	694	782	1	2	781
Total asset-backed securities	3,489	12	2	3,499	3,171	2	12	3,161
Non-U.S. debt securities:
Mortgage-backed securities	4,274	200	21	4,453	4,211	150	48	4,313
Asset-backed securities	2,898	18	—	2,916	2,202	19	—	2,221
Government securities	2	—	—	2	2	—	—	2
Other	245	—	1	244	192	—	—	192
Total non-U.S. debt securities	7,419	218	22	7,615	6,607	169	48	6,728
State and political subdivisions	15	—	—	15	24	1	—	25
Collateralized mortgage obligations	2,641	151	18	2,774	2,806	176	26	2,956
Total	$18,757	$386	$279	$18,864	$17,740	$354	$534	$17,560

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $45.99 billion and $46.99 billion as of June 30, 2014 and December 31, 2013, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$127	$1	$127	$1
Mortgage-backed securities	2,484	11	7,865	152	10,349	163
Asset-backed securities:
Student loans	440	4	6,901	154	7,341	158
Credit cards	1,268	2	1,664	32	2,932	34
Sub-prime	—	—	1,046	74	1,046	74
Other	1,533	7	360	7	1,893	14
Total asset-backed securities	3,241	13	9,971	267	13,212	280
Non-U.S. debt securities:
Mortgage-backed securities	580	1	215	2	795	3
Asset-backed securities	501	1	—	—	501	1
Other	1,992	3	295	5	2,287	8
Total non-U.S. debt securities	3,073	5	510	7	3,583	12
State and political subdivisions	308	3	2,263	69	2,571	72
Collateralized mortgage obligations	309	2	863	28	1,172	30
Other U.S. debt securities	—	—	405	9	405	9
Total	$9,415	$34	$22,004	$533	$31,419	$567
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$4,765	$237	$4,765	$237
Asset-backed securities:
Student loans	—	—	160	1	160	1
Other	83	1	—	—	83	1
Total asset-backed securities	83	1	160	1	243	2
Non-U.S. mortgage-backed securities
Mortgage-backed securities	460	1	732	20	1,192	21
Other	54	1	—	—	54	1
Total non-U.S. debt securities	514	2	732	20	1,246	22
Collateralized mortgage obligations	343	5	631	13	974	18
Total	$940	$8	$6,288	$271	$7,228	$279

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$182	$1	$113	$1	$295	$2
Mortgage-backed securities	10,562	316	2,389	76	12,951	392
Asset-backed securities:
Student loans	1,930	16	7,252	252	9,182	268
Credit cards	3,714	30	161	11	3,875	41
Sub-prime	—	—	1,150	91	1,150	91
Other	1,896	12	439	11	2,335	23
Total asset-backed securities	7,540	58	9,002	365	16,542	423
Non-U.S. debt securities:
Mortgage-backed securities	868	2	258	7	1,126	9
Asset-backed securities	551	1	16	1	567	2
Other	1,655	9	150	2	1,805	11
Total non-U.S. debt securities	3,074	12	424	10	3,498	22
State and political subdivisions	3,242	113	1,268	85	4,510	198
Collateralized mortgage obligations	1,581	55	510	21	2,091	76
Other U.S. debt securities	1,039	25	58	9	1,097	34
Total	$27,220	$580	$13,764	$567	$40,984	$1,147
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,571	$448	$—	$—	$4,571	$448
Asset-backed securities:
Student Loans	1,352	10	—	—	1,352	10
Other	297	1	29	1	326	2
Total asset-backed securities	1,649	11	29	1	1,678	12
Non-U.S. mortgage-backed securities	834	3	878	45	1,712	48
Collateralized mortgage obligations	759	18	161	8	920	26
Total	$7,813	$480	$1,068	$54	$8,881	$534

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of June 30, 2014:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2	$783	$2,079	$571
Mortgage-backed securities	197	2,295	5,141	14,506
Asset-backed securities:
Student loans	378	6,718	4,219	2,647
Credit cards	1,650	3,261	1,655	—
Sub-prime	7	19	1	1,074
Other	506	1,224	1,187	1,718
Total asset-backed securities	2,541	11,222	7,062	5,439
Non-U.S. debt securities:
Mortgage-backed securities	2,055	5,053	403	3,924
Asset-backed securities	333	3,176	564	127
Government securities	2,233	1,590	—	—
Other	2,038	2,655	1,064	—
Total non-U.S. debt securities	6,659	12,474	2,031	4,051
State and political subdivisions	670	3,032	4,321	2,594
Collateralized mortgage obligations	397	1,403	1,113	2,461
Other U.S. debt securities	637	3,485	685	35
Total	$11,103	$34,694	$22,432	$29,657
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$119
Mortgage-backed securities	—	18	13	43
Asset-backed securities
Student loans	9	182	385	1,324
Credit cards	—	335	562	—
Other	24	441	222	5
Total asset-backed securities	33	958	1,169	1,329
Non-U.S. debt securities:
Mortgage-backed securities	87	1,320	181	2,686
Asset-backed securities	7	2,513	378	—
Government securities	2	—	—	—
Other	165	80	—	—
Total non-U.S. debt securities	261	3,913	559	2,686
State and political subdivisions	12	3	—	—
Collateralized mortgage obligations	487	697	510	947
Total	$793	$5,589	$7,251	$5,124
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present gross realized gains and gross realized losses from sales of available-for-sale securities and the components of net impairment losses, included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended June 30,
(In millions)	2014	2013
Gross realized gains from sales of available-for-sale securities	$1	$30
Gross realized losses from sales of available-for-sale securities	(1)	(30)
Net impairment losses:
Gross losses from other-than-temporary impairment	—	(6)
Losses reclassified (from) to other comprehensive income	(2)	(1)
Net impairment losses(1)	(2)	(7)
Gains related to investment securities, net	$(2)	$(7)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(1)	$—
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)
Net impairment losses	$(2)	$(7)

	Six Months Ended June 30,
(In millions)	2014	2013
Gross realized gains from sales of available-for-sale securities	$16	$87
Gross realized losses from sales of available-for-sale securities	(1)	(82)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(6)
Losses reclassified (from) to other comprehensive income	(10)	(4)
Net impairment losses(1)	(11)	(10)
Gains related to investment securities, net	$4	$(5)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$—
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(4)
Net impairment losses	$(11)	$(10)
The following table presents activity with respect to net impairment losses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2014	2013
Beginning balance	$122	$124
Plus losses for which other-than-temporary impairment was not previously recognized	—	6
Plus losses for which other-than-temporary impairment was previously recognized	11	4
Less previously recognized losses related to securities sold or matured	(2)	(9)
Less losses related to securities intended or required to be sold	(6)	—
Ending balance	$125	$125

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following provides a description of our process for the identification and assessment of other-than-temporary impairment, as well as information about other-than-temporary impairment recorded in the three and six months ended June 30, 2014 and 2013 and changes in period-end unrealized losses, for major security types.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2014 or 2013. The decline in the unrealized losses on these securities as of June 30, 2014 compared to December 31, 2013 was primarily attributable to narrowing spreads in the six months ended June 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2014 or 2013. The gross unrealized losses in our FFELP loan-backed securities portfolio as of June 30, 2014 were primarily attributable to the lower spreads on these securities relative to those associated with more current issuances. The decline in the unrealized losses on these securities as of June 30, 2014 compared to December 31, 2013 was primarily attributable to narrowing spreads in the six months ended June 30, 2014.
Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.7 years as of June 30, 2014.
Our total exposure to private student loan-backed securities was less than $800 million as of June 30, 2014. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2014 or 2013.
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
In the three and six months ended June 30, 2014, we recorded other-than-temporary impairment of $1 million on non-U.S. residential mortgage-backed securities in our consolidated statement of income, all associated with adverse changes in the timing of expected future cash flows from the securities. In the three and six months ended June 30, 2013, we recorded other-than-temporary impairment of $6 million on these securities in our consolidated statement of income, all associated with management's intent to sell the impaired security prior to its recovery in value. In addition, in the three and six months ended June 30, 2013, we recorded other-than-temporary impairment of $1 million and $4 million, respectively, on these securities in our consolidated statement of income, all associated with adverse changes in the timing of expected future cash flows from the securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal with respect to mortgage- and asset-backed securities totaled approximately $926 million as of June 30, 2014, composed of $197 million in Spain, $530 million in Italy, $119 million in Ireland and $80 million in Portugal. We had no direct sovereign debt exposure to any of these countries as of that date. As of June 30, 2014, these mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $120 million, composed of gross unrealized gains of $122 million and gross unrealized losses of $2 million. We recorded the above-mentioned other-than-temporary impairment of $6 million on one of these securities in the three and six months ended June 30, 2013.
Our assessment of other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 2% and 15% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.

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
We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2014 or 2013. The decline in the unrealized losses on these securities as of June 30, 2014 compared to December 31, 2013 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in the six months ended June 30, 2014.
U.S. Non-Agency Residential Mortgage-Backed Securities
We assess other-than-temporary impairment of our portfolio of U.S. non-agency residential mortgage-backed securities using cash-flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. non-agency residential mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.

We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2014 or 2013.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. In the three and six months ended June 30, 2014, we recorded other-than-temporary impairment of $1 million and $10 million, respectively, on these securities in our consolidated statement of income, all associated with expected credit losses. We recorded no other-than-temporary impairment on these securities in the three and six months ended June 30, 2013.
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
In the aggregate, we recorded other-than-temporary impairment of $2 million and $11 million in the three and six months ended June 30, 2014, respectively, compared to $7 million and $10 million in the three and six months ended June 30, 2013, respectively, as summarized below:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three and six months ended June 30, 2014:

•	$1 million in both periods (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from certain of the securities; and

•	$1 million and $10 million (U.S. non-agency commercial mortgage-backed securities), respectively, were both associated with expected credit losses.
Three and six months ended June 30, 2013:

•	$6 million in both periods was associated with management's intent to sell the impaired security prior to its recovery in value; and

•	$1 million and $4 million (non-U.S. mortgage-backed securities), respectively, resulted from adverse changes in the timing of expected future cash flows from certain of the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the six months ended June 30, 2014, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $846 million as of June 30, 2014, related to 1,645 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.

Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Institutional:
Investment funds:
U.S.	$10,131	$8,695
Non-U.S.	2,705	1,718
Commercial and financial:
U.S.	2,109	1,372
Non-U.S.	318	154
Purchased receivables:
U.S.	187	217
Non-U.S.	14	26
Lease financing:
U.S.	338	339
Non-U.S.	734	756
Total institutional	16,536	13,277
Commercial real estate:
U.S.	263	209
Total loans and leases	16,799	13,486
Allowance for loan losses	(32)	(28)
Loans and leases, net of allowance for loan losses	$16,767	$13,458
Aggregate short-duration advances to our clients included in the institutional segment were $5.41 billion and $2.45 billion as of June 30, 2014 and December 31, 2013, respectively.
The commercial and financial class in the institutional segment presented in the table above included approximately $1.32 billion and $724 million of senior secured bank loans as of June 30, 2014 and December 31, 2013, respectively. These commercial and financial loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of June 30, 2014, our allowance for loan losses included approximately $20 million related to these loans.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
June 30, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$12,236	$892	$201	$1,032	$—	$29	$14,390
Speculative(2)	600	1,535	—	40	234	—	2,409
Total	$12,836	$2,427	$201	$1,072	$234	$29	$16,799

	Institutional				Commercial Real Estate
December 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$10,282	$740	$243	$1,068	$—	$29	$12,362
Speculative(2)	131	770	—	27	180	—	1,108
Special mention(3)	—	16	—	—	—	—	16
Total	$10,413	$1,526	$243	$1,095	$180	$29	$13,486

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
Loans and leases are categorized in the rating categories presented in the preceding table that align with our internal risk-rating framework. Management considers the ratings to be current as of June 30, 2014. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.

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

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	June 30, 2014			December 31, 2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$—	$130	$130	$26	$180	$206
Collectively evaluated for impairment(1)	16,536	133	16,669	13,251	29	13,280
Total	$16,536	$263	$16,799	$13,277	$209	$13,486

(1) As of June 30, 2014 and December 31, 2013, all of the allowance for loan losses of $32 million and $28 million, respectively, related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	June 30, 2014			December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$130	$143	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	22	—	—	21	—
Total CRE	$130	$199	$—	$130	$198	$—

(1) As of June 30, 2014 and December 31, 2013, all of the allowance for loan losses of $32 million and $28 million, respectively, related to loans that were not impaired.

	Three Months Ended June 30,
	Average Recorded Investment		Interest Revenue Recognized
	2014	2013	2014	2013
(In millions)
With no related allowance recorded:
CRE—property development	$130	$148	$3	$10
Total CRE	$130	$148	$3	$10

	Six Months Ended June 30,
	Average Recorded Investment		Interest Revenue Recognized
	2014	2013	2014	2013
(In millions)
With no related allowance recorded:
CRE—property development	$130	$166	$5	$14
Total CRE	$130	$166	$5	$14

As of both June 30, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of CRE loans, presented in the preceding impaired loans and leases table, which were modified in troubled debt restructurings.
No impairment loss was recognized as a result of restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. In the six months ended June 30, 2014 and the year ended December 31, 2013, no loans were modified in troubled debt restructurings.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2014			2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$30	$—	$30	$22	$—	$22
Charge-offs	—	—	—	—	—	—
Provisions	2	—	2	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$32	$—	$32	$22	$—	$22

	Six Months Ended June 30,
	2014			2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$28	$—	$28	$22	$—	$22
Charge-offs	—	—	—	—	—	—
Provisions	4	—	4	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$32	$—	$32	$22	$—	$22

(1) As of June 30, 2014, approximately $20 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial-and-financial loans in the institutional segment.
The provision of $2 million recorded in the three months ended June 30, 2014 was composed of a provision of $12 million associated with an increase in our estimates of credit losses on our portfolio of senior secured bank loans, as the portfolio continues to grow and become more seasoned, net of a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality. The provision of $4 million recorded in the six months ended June 30, 2014 included an additional provision of $2 million, recorded in the three months ended March 31, 2014, associated with senior secured bank loans.
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

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Six Months Ended June 30,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,999	$37	$6,036	$5,941	$36	$5,977
Foreign currency translation and other, net	1	—	1	(52)	(1)	(53)
Ending balance	$6,000	$37	$6,037	$5,889	$35	$5,924

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Six Months Ended June 30,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$2,321	$39	$2,360	$2,492	$47	$2,539
Amortization	(104)	(4)	(108)	(102)	(5)	(107)
Foreign currency translation and other, net	(5)	—	(5)	(24)	(2)	(26)
Ending balance	$2,212	$35	$2,247	$2,366	$40	$2,406
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2014			December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,700	$(1,053)	$1,647	$2,706	$(975)	$1,731
Core deposits	715	(208)	507	717	(191)	526
Other	230	(137)	93	234	(131)	103
Total	$3,645	$(1,398)	$2,247	$3,657	$(1,297)	$2,360
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Collateral deposits, net	$16,541	$13,706
Unrealized gains on derivative financial instruments, net	2,879	5,476
Bank-owned life insurance	2,374	2,343
Investments in joint ventures and other unconsolidated entities	1,769	1,644
Accounts receivable	808	950
Receivable for securities settlement	507	195
Income taxes receivable	368	337
Prepaid expenses	315	286
Deferred tax assets, net of valuation allowance	244	263
Deposits with clearing organizations	185	177
Other(1)	584	613
Total	$26,574	$25,990

(1)	Included other real estate owned of approximately $61 million and $59 million as of June 30, 2014 and December 31, 2013, respectively.

Note 7.    Commitments and Guarantees
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $23.15 billion and $21.30 billion as of June 30, 2014 and December 31, 2013, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of June 30, 2014, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	June 30, 2014	December 31, 2013
Indemnified securities financing	$363,060	$320,078
Stable value protection	24,310	24,906
Asset purchase agreements	4,234	4,685
Standby letters of credit	4,556	4,612
Indemnified Securities Financing
On behalf of our clients, we lend their securities, as agent, to brokers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. We require the borrowers to maintain collateral in an amount in excess of 100% of the fair market value of the securities borrowed. Securities on loan and the collateral are revalued daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. Collateral received in connection with our securities lending services is held by us as agent and is not recorded in our consolidated statement of condition.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition.
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Aggregate fair value of indemnified securities financing	$363,060	$320,078
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	377,258	331,732
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	84,776	85,374
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	90,063	91,097

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2014 and December 31, 2013, we had approximately $15.40 billion and $11.29 billion, respectively, of collateral provided and approximately $7.40 billion and $6.62 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Note 8.    Contingencies
Legal and Regulatory Matters:
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation, and governmental or regulatory inquiries and

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of June 30, 2014, our aggregate accruals for legal loss contingencies and regulatory matters, net of anticipated insurance recoveries, totaled approximately $51 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.

Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $120 million, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. As of June 30, 2014, we had $10 million accrued in connection with this matter.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading services for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
Six Months Ended June 30, 2014	128
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
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints allege various violations of the federal securities laws, common law and ERISA in connection with our public disclosures concerning our investment securities portfolio, our asset-backed commercial paper conduit program, and our foreign exchange trading business. In July 2014, we filed motions to approve a $60 million class settlement in the shareholder litigation and a $10 million class settlement in the two Salary Savings Program actions. A fourth complaint, a purported shareholder derivative action on behalf of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

State Street, was dismissed in September 2013. We have entered into an agreement to settle that matter for nominal consideration. As of June 30, 2014, we had an accrual which, together with anticipated insurance recovery, will be sufficient to fund each of these proposed settlements.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of June 30, 2014, we had remaining accruals of approximately $3 million for indemnification costs associated with this matter.
Investment Servicing
State Street has been named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints collectively have alleged various claims in connection with certain assets managed by TAG. In 2013, we entered into settlements with certain of the TAG account holders. As of June 30, 2014, two actions were pending (one of which was subsequently settled and voluntarily dismissed with prejudice as a result) and the dismissal of a third action was subject to a certiorari petition deadline, which has since expired. As of June 30, 2014, we had $4.6 million accrued with respect to these matters.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $156 million and $164 million as of June 30, 2014 and December 31, 2013, respectively.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of June 30, 2014 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of June 30, 2014 and December 31, 2013, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.32 billion and $2.33 billion, respectively, and other short-term borrowings of $1.92 billion and $1.95 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.3 years as of June 30, 2014, compared to approximately 6.5 years as of December 31, 2013.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.94 billion and $684 million, respectively, as of June 30, 2014, none of which was utilized as of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

that date. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
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
As of June 30, 2014, we were an investor in a sponsored investment fund, considered to be a VIE, which was initially launched on December 31, 2013. Given the extent of our exposure to the variability of the net assets of the fund, we were deemed to be the fund’s primary beneficiary, and as a result we include the fund in our consolidated financial statements. The fund's activities consist primarily of active trading in various equity, fixed-income, currency, commodity and futures markets. Such activities are included in our consolidated financial statements.
As of June 30, 2014, the aggregate assets and liabilities of this consolidated sponsored investment fund totaled $52 million and $2 million, respectively. As of December 31, 2013, the fund’s assets consisted solely of $50 million in cash.
As of June 30, 2014 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $50 million and represented the value of our economic ownership interest in the fund. In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
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
As of June 30, 2014 and December 31, 2013, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $24 million and $18 million as of June 30, 2014 and December 31, 2013, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 10.    Shareholders’ Equity
Preferred Stock:
In the three months ended March 31, 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

at our option in whole, but not in part, prior to March 15, 2024, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series D preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
In the three months ended June 30, 2014, we declared a dividend on our non-cumulative perpetual preferred stock, Series D (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value), of $1,655 per share, or approximately $0.41 per depositary share, totaling approximately $12 million. We did not declare a dividend on our non-cumulative perpetual preferred stock, Series D, in the three months ended March 31, 2014.
In the three months ended June 30, 2014, we declared a dividend on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street's non-cumulative perpetual preferred stock, Series C), of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the six months ended June 30, 2014, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C, of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million. In the three months ended June 30, 2013, we declared a dividend on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street's non-cumulative perpetual preferred stock, Series C), of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $6 million. In the six months ended June 30, 2013, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C, of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million.
Dividends on shares of both our Series C and Series D preferred stock are not mandatory and are not cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at an annual rate of 5.25% and 5.90%, respectively. If we issue additional shares of our Series C or Series D preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on our Series C and Series D preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including applicable federal regulatory capital guidelines.
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
Common Stock:
In March 2014, our Board of Directors approved a common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. In the three months ended June 30, 2014, we purchased approximately 6.3 million shares of our common stock under this program, at an average per-share cost of $65.02 and an aggregate cost of approximately $410 million. No shares were purchased under this program in the three months ended March 31, 2014.
In the three months ended March 31, 2014, we purchased approximately 6.1 million shares of our common stock at an average cost of $69.14 per share and an aggregate cost of approximately $420 million, under a previous program approved by the Board in March 2013. As of March 31, 2014, no shares remained available for purchase under the March 2013 program.
Under both programs, in the six months ended June 30, 2014, we purchased in the aggregate approximately 12.4 million shares of our common stock at an average per-share cost of $67.04 and an aggregate cost of approximately $830 million. Shares acquired in connection with our common stock purchase programs which remained unissued as of June 30, 2014 were recorded as treasury stock in our consolidated statement of condition as of June 30, 2014.
In the three months ended June 30, 2014, we declared a quarterly common stock dividend of $0.30

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

per share, totaling approximately $128 million. In the three months ended June 30, 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $117 million. In the six months ended June 30, 2014, we declared aggregate common stock dividends of $0.56 per share, totaling approximately $240 million, compared to aggregate common stock dividends of $0.52 per share, totaling approximately $235 million, declared in the six months ended June 30, 2013.
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Net unrealized gains on cash flow hedges	$100	$161
Net unrealized gains (losses) on available-for-sale securities portfolio	492	(56)
Net unrealized losses related to reclassified available-for-sale securities	(54)	(72)
Net unrealized gains (losses) on available-for-sale securities	438	(128)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(120)	(97)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	3	4
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(35)	(47)
Net unrealized losses on retirement plans	(185)	(203)
Foreign currency translation	302	229
Total	$489	$(95)
In the six months ended June 30, 2014, we realized net gains of $15 million, or $9 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax gains of $5 million were included in AOCI as of December 31, 2013, net of deferred taxes of $2 million, related to these sales. In the six months ended June 30, 2013, we realized net gains of $5 million, or $3 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax gains of $15 million were included in AOCI as of December 31, 2012, net of deferred taxes of $6 million, related to these sales.

The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	(62)	551	—	11	1	73	574
Amounts reclassified out of AOCI	1	(9)	—	1	17	—	10
Other comprehensive income (loss)	(61)	542	—	12	18	73	584
Ending balance	$100	$321	$(14)	$(35)	$(185)	$302	$489

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present after-tax reclassifications out of AOCI for the periods indicated:

	Three Months Ended June 30,
	2014	2013
(In millions)	Amounts Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $1	$—	$1	Net interest revenue
Available-for-sale securities:
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related tax benefit of $2	—	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	1	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($8) and net of related tax benefits of $3, respectively	12	5	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related tax benefit of ($1)	—	(1)	Processing fees and other revenue
Total reclassifications out of AOCI	$13	$10

	Six Months Ended June 30,
	2014	2013
(In millions)	Amounts Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $1 and $1, respectively	$1	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($6) and ($2), respectively	(9)	(3)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related tax benefit of $2	—	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $2 for 2013	1	2	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($5) and net of related tax benefits of $6, respectively	17	10	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of ($1)	—	1	Processing fees and other revenue
Total reclassifications out of AOCI	$10	$16

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.    Regulatory Capital
As of December 31, 2013, we were subject to the generally applicable minimum regulatory capital requirements enforced by U.S. banking regulators, referred to as Basel I. These requirements were based on a 1988 international accord developed by the Basel Committee on Banking Supervision, or Basel Committee.
In July 2013, U.S. banking regulators jointly issued a final rule to implement the Basel III framework in the U.S., referred to as the Basel III final rule, provisions of which become effective under a transition timetable which began on January 1, 2014, with full implementation required beginning on January 1, 2019. As provided in the Basel III final rule, banking organizations in their Basel II qualification period, or parallel run, were required to complete a superseding parallel run under Basel III.
We were notified by the Federal Reserve on February 21, 2014 that we completed our parallel run and would be required to begin using the advanced approaches framework in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we have begun to use the advanced approaches to calculate and disclose our risk-based capital ratios starting with the three months ended June 30, 2014.
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in 2010, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of their regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2014, this capital floor is based on the provisions of Basel I, as adjusted by the final market risk capital rule issued by U.S. banking regulators in 2012.
Beginning on January 1, 2014, we became subject to the provisions of the Basel III final rule that govern our calculation of regulatory capital, including transitional, or phase-in, provisions. Beginning with the three months ended June 30, 2014 and ending with December 31, 2014, the lower of our regulatory capital ratios calculated under the advanced approaches provisions of the Basel III final rule and those ratios calculated under the transitional provisions of Basel III (capital calculated in conformity with Basel III and risk-weighted assets calculated in conformity with Basel I as described above) will apply in the assessment of our capital adequacy for regulatory purposes.
As of June 30, 2014, the minimum required regulatory capital ratios are as follows:

•	common equity tier 1, or
tier 1 common, risk-based capital - 4%;

•	tier 1 risk-based capital - 5.5%;

•	total risk-based capital - 8%; and

•	tier 1 leverage - 4%
The methods for the calculation of our and State Street Bank's risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are phased in, and as we begin calculating our risk-weighted assets using the advanced approaches. These ongoing methodological changes will result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.
As of June 30, 2014, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of June 30, 2014, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2014 that have changed the capital categorization of State Street Bank.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the regulatory capital structure, total risk-weighted assets and related regulatory capital ratios for State Street and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period-end are not directly comparable. Refer to the footnotes following the table.

			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approach June 30, 2014(1)	Basel III Transitional June 30, 2014(2)	December 31, 2013(3)	Basel III Advanced Approach June 30, 2014(1)	Basel III Transitional June 30, 2014(2)	December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,269	$10,269	$10,280	$10,832	$10,832	$10,786
Retained earnings			14,114	14,114	13,395	9,579	9,579	9,064
Accumulated other comprehensive income (loss)			328	328	215	299	299	209
Treasury stock, at cost			(4,405)	(4,405)	(3,693)	—	—	—
Total			20,306	20,306	20,197	20,710	20,710	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(6,100)	(6,100)	(7,743)	(5,816)	(5,816)	(7,341)
Other adjustments			(41)	(41)	—	(126)	(126)	—
Tier 1 common capital			14,165	14,165	12,454	14,768	14,768	12,718
Preferred stock			1,233	1,233	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(165)	(165)	—	—	—	—
Tier 1 capital			15,708	15,708	13,895	14,768	14,768	12,718
Qualifying subordinated long-term debt			1,738	1,738	1,918	1,754	1,754	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			3	3	(26)	—	—	45
Total capital			$17,924	$17,924	$15,787	$16,522	$16,522	$14,699

Risk-weighted assets:
Credit risk			$71,093	$86,928	$78,864	$64,617	$83,524	$76,197
Operational risk			35,985	NA	NA	35,566	NA	NA
Market risk			3,937	1,679	1,262	3,463	1,679	1,262
Total risk-weighted assets			$111,015	$88,607	$80,126	$103,646	$85,203	$77,459
Adjusted quarterly average assets			$227,815	$227,815	$202,801	$224,050	$224,050	$199,301

Capital Ratios:	Minimum Requirements(5) 2014	Minimum Requirements(6) 2013
Tier 1 common risk-based capital	4.0%	NA	12.8%	16.0%	15.5%	14.2%	17.3%	16.4%
Tier 1 risk-based capital	5.5	4.0%	14.1	17.7	17.3	14.2	17.3	16.4
Total risk-based capital	8.0	8.0	16.1	20.2	19.7	15.9	19.4	19.0
Tier 1 leverage	4.0	4.0	6.9	6.9	6.9	6.6	6.6	6.4

NA: Not applicable.
(1) Tier 1 common capital, tier 1 capital and total capital ratios as of June 30, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2014 was calculated in conformity with the Basel III final rule.
(2) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of June 30, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect tier 1 common, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of June 30, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2014.
(6) Minimum requirements listed, governed by Basel I, are as of December 31, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. Our derivative positions include derivative contracts held by a consolidated sponsored investment fund (refer to note 9).
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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2014 and December 31, 2013, we had recorded approximately $1.13 billion and $2.58 billion, respectively, of cash collateral received from counterparties and approximately $1.34 billion and $3.36 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2014 totaled approximately $571 million, against which we posted aggregate collateral

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of approximately $14 million, with the latter amount due to timing differences with respect to the mark-to-market valuation of the collateral. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2014 was approximately $557 million. Such accelerated settlement would not affect our consolidated results of operations.
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
In 2013 and 2014, we granted deferred cash awards to certain of our employees as part of our employee incentive compensation plans. We account for these awards as derivative financial instruments, as the underlying referenced shares are not equity instruments of State Street. The fair value of these derivatives is referenced to the value of units in State Street-sponsored investment funds or funds sponsored by other unrelated entities. We re-measure these derivatives to fair value quarterly, and record the change in value in compensation and employee benefits expenses in our consolidated statement of income.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged securities had a weighted-average life of approximately 6.3 years as of June 30, 2014, compared to 6.5 years as

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of December 31, 2013. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security had a remaining life of approximately 4 months as of June 30, 2014, compared to approximately 10 months as of December 31, 2013. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$898	$1,023
Options and caps purchased	15	27
Options and caps written	15	27
Futures	4,063	3,282
Foreign exchange contracts:
Forward, swap and spot	1,260,080	1,124,355
Options purchased	2,486	1,666
Options written	1,631	1,423
Credit derivative contracts:
Credit swap agreements	165	141
Total return swap agreements(1)	431	—
Commodity and equity contracts:
Commodity(1)	14,800	2
Equity(1)	27	1
Other:
Stable value contracts	24,310	24,906
Deferred cash awards(2)	239	42
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	5,222	5,221
Foreign exchange contracts:
Forward and swap	2,703	2,783

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in note 9.
(2) Represents grants of deferred cash awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	June 30, 2014			December 31, 2013
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,585	$137	$2,722	$2,589	$132	$2,721
Long-term debt(1)	2,500	—	2,500	2,500	—	2,500
Total	$5,085	$137	$5,222	$5,089	$132	$5,221

(1) As of June 30, 2014, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $40 million. As of December 31, 2013, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.53%	2.73%	3.40%	2.65%

	Six Months Ended June 30,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.46%	2.66%	3.57%	2.83%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

	Derivatives - Assets
	Balance Sheet Location	Fair Value
(In millions)		June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$6,346	$11,552
Interest-rate contracts	Other assets	19	29
Other derivative contracts	Other assets	4	1
Total		$6,369	$11,582
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$291	$359
Interest-rate contracts	Other assets	39	36
Total		$330	$395

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Derivatives - Liabilities
	Balance Sheet Location	Fair Value
(In millions)		June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$6,322	$11,428
Other derivative contracts	Other liabilities	68	23
Interest-rate contracts	Other liabilities	20	29
Total		$6,410	$11,480
Derivatives designated as hedging instruments:
Interest-rate contracts	Other liabilities	$250	$302
Foreign exchange contracts	Other liabilities	34	43
Total		$284	$345

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$144	$169	$278	$314
Interest-rate contracts	Trading services revenue	(1)	2	(1)	3
Other derivative contracts	Processing fees and other revenue	—	—	(1)	—
Total		$143	$171	$276	$317

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30		Six Months Ended June 30,
(In millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$(22)	$3	$(70)	$6
Total		$(22)	$3	$(70)	$6

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Derivatives designated as fair value hedges:
Interest-rate contracts	Processing fees and other revenue	$47	$96	Long-term debt	Processing fees and other revenue	$(44)	$(89)
Interest-rate contracts	Processing fees and other revenue	(24)	(41)	Available-for-sale securities	Processing fees and other revenue(1)	22	38
Foreign exchange contracts	Processing fees and other revenue	18	60	Investment securities	Processing fees and other revenue	(18)	(60)
Total		$41	$115			$(40)	$(111)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(159)	$(155)	Investment securities	Processing fees and other revenue	$159	$155
Interest-rate contracts	Processing fees and other revenue	(117)	(132)	Long-term debt	Processing fees and other revenue	105	121
Interest-rate contracts	Processing fees and other revenue	20	21	Available-for-sale securities	Processing fees and other revenue(1)	(20)	(22)
Total		$(256)	$(266)			$244	$254

(1) Represents amounts reclassified out of other comprehensive income, or OCI. For the three and six months ended June 30, 2014, $13 million and $23 million, respectively, of unrealized losses on available-for-sale securities designated in fair value hedges were recognized in OCI. For the three and six months ended June 30, 2013, $45 million and $60 million, respectively, of unrealized gains on available-for-sale securities designated in fair value hedges were recognized in OCI.

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item,

excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$(2)	Net interest revenue	$(1)	$(2)	Net interest revenue	$1	$2
Foreign exchange contracts	(52)	(64)	Net interest revenue	—	—	Net interest revenue	1	2
Total	$(53)	$(66)		$(1)	$(2)		$2	$4

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$11	Net interest revenue	$(1)	$(2)	Net interest revenue	$1	$2
Foreign exchange contracts	48	153	Net interest revenue	—	—	Net interest revenue	2	5
Total	$47	$164		$(1)	$(2)		$3	$7

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
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of June 30, 2014 and December 31, 2013, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $2.47 billion and $5.64 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $474 million and $1.77 billion, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$6,637	$(2,923)	$3,714	$11,911	$(4,514)	$7,397
Interest-rate contracts	58	(35)	23	65	(59)	6
Other derivative contracts	4	(2)	2	1	—	1
Cash collateral netting	—	(860)	(860)	—	(1,928)	(1,928)
Total derivatives	$6,699	$(3,820)	$2,879	$11,977	$(6,501)	$5,476
Other financial instruments:
Resale agreements and securities borrowing(3)	$48,284	$(29,208)	$19,076	$48,221	$(30,700)	$17,521
Total derivatives and other financial instruments	$54,983	$(33,028)	$21,955	$60,198	$(37,201)	$22,997

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $19,076 million as of June 30, 2014 were $3,681 million of resale agreements and $15,395 million of collateral provided related to securities borrowing. Included in the $17,521 million as of December 31, 2013 were $6,230 million of resale agreements and $11,291 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	June 30, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$2,879	$—	$(199)	$2,680	$5,476	$—	$(181)	$5,295
Resale agreements and securities borrowing	19,076	(163)	(17,600)	1,313	17,521	(131)	(14,983)	2,407
Total	$21,955	$(163)	$(17,799)	$3,993	$22,997	$(131)	$(15,164)	$7,702

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$6,356	$(2,923)	$3,433	$11,471	$(4,514)	$6,957
Interest-rate contracts	270	(35)	235	331	(59)	272
Other derivative contracts	68	(2)	66	9	—	9
Cash collateral netting	—	(214)	(214)	—	(979)	(979)
Total derivatives	$6,694	$(3,174)	$3,520	$11,811	$(5,552)	$6,259
Other financial instruments:
Repurchase agreements and securities lending(3)	$45,772	$(29,208)	$16,564	$45,273	$(30,700)	$14,573
Total derivatives and other financial instruments	$52,466	$(32,382)	$20,084	$57,084	$(36,252)	$20,832

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $16,564 million as of June 30, 2014 were $9,168 million of repurchase agreements and $7,395 million of collateral received related to securities lending. Included in the $14,573 million as of December 31, 2013 were $7,953 million of repurchase agreements and $6,620 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	June 30, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$3,520	$—	$(11)	$3,509	$6,259	$—	$(6)	$6,253
Repurchase agreements and securities lending	16,564	(163)	(14,758)	1,643	14,573	(131)	(13,036)	1,406
Total	$20,084	$(163)	$(14,769)	$5,152	$20,832	$(131)	$(13,042)	$7,659

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest revenue:
Deposits with banks	$51	$31	$85	$62
Investment securities:
U.S. Treasury and federal agencies	164	183	327	377
State and political subdivisions	44	54	115	105
Other investments	318	339	637	680
Securities purchased under resale agreements	10	12	19	25
Loans and leases	61	79	119	135
Other interest-earning assets	2	2	3	3
Total interest revenue	650	700	1,305	1,387
Interest expense:
Deposits	18	27	33	61
Short-term borrowings(1)	(12)	15	3	31
Long-term debt	64	54	127	110
Other interest-bearing liabilities	19	8	26	13
Total interest expense	89	104	189	215
Net interest revenue	$561	$596	$1,116	$1,172

(1) The negative interest expense for the three months ended June 30, 2014 was associated with a reclassification of certain derivative contracts that hedge our interest-rate risk on certain assets and liabilities. This reclassification reduced total interest revenue and total interest expense for the three months ended June 30, 2014.
Note 15.    Expenses
Severance Costs:
We recorded $76 million of severance costs in the six months ended June 30, 2014, composed of $4 million in the three months ended June 30, 2014 and $72 million in the three months ended March 31, 2014. These severance costs were the result of staff reductions associated with the realignment of our cost base, and were recorded in compensation and employee benefits expenses in our consolidated statement of income.

Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Acquisition costs	$15	$19	$36	$34
Restructuring charges, net	13	11	25	10
Total acquisition and restructuring costs	$28	$30	$61	$44
Acquisition Costs
Acquisition costs recorded in the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013 were related to previously disclosed acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $400 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012, $25 million in 2013 and $19 million in the six months ended June 30, 2014.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,554 additional involuntary terminations. As of June 30, 2014, we eliminated 1,437 of these positions.
Expense Control Measures
In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012, $3 million in 2013 and $6 million in the six months ended June 30, 2014 in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations of 960 employees (630 positions after replacements).  As of March 31, 2014, we substantially completed these reductions.

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2013	$50	$49	$7	$106
Additional accruals for Business Operations and Information Technology Transformation program	16	3	—	19
Additional accruals for 2012 expense control measures	—	—	6	6
Payments and adjustments	(26)	(29)	(4)	(59)
Balance as of June 30, 2014	$40	$23	$9	$72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 16.    Earnings Per Common Share
The following tables present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013
Net income	$622	$579
Less:
Preferred stock dividends	(19)	(6)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(2)
Net income available to common shareholders	$602	$571
Average common shares outstanding (in thousands):
Basic average common shares	427,824	452,176
Effect of dilutive securities: common stock options and common stock awards	7,496	8,864
Diluted average common shares	435,320	461,040
Anti-dilutive securities(2)	1,508	2,330
Earnings per Common Share:
Basic	$1.41	$1.26
Diluted(3)	1.38	1.24

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013
Net income	$985	$1,043
Less:
Preferred stock dividends	(25)	(13)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(4)
Net income available to common shareholders	$958	$1,026
Average common shares outstanding (in thousands):
Basic average common shares	429,215	453,240
Effect of dilutive securities: common stock options and common stock awards	7,743	8,390
Diluted average common shares	436,958	461,630
Anti-dilutive securities(2)	1,506	2,409
Earnings per Common Share:
Basic	$2.23	$2.26
Diluted(3)	2.19	2.22

(1) Represented the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(2) Represented common stock options and other equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

Note 17.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. Given our services and management organization, the results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, is provided in note 25 to the consolidated financial statements included in our 2013 Form 10-K.
The following tables provide a summary of our line-of-business results for the periods indicated. The “Other” column for three and six months ended June 30, 2014 included severance costs associated with staff reductions of $4 million and $76 million, respectively, as well as net acquisition and restructuring costs of $28 million and $61 million, respectively. In addition, the six months ended June 30, 2014 included net provisions for litigation exposure and other costs of $6 million. The “Other” column for three and six months ended June 30, 2013 included net acquisition and restructuring costs of $30 million and $44 million, respectively, as well as net provisions for litigation exposure and other costs of $15 million for both periods. The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2013 periods reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$1,288	$1,201	$—	$—	$—	$—	$1,288	$1,201
Management fees	—	—	300	277	—	—	300	277
Trading services	249	287	11	17	—	—	260	304
Securities finance	147	131	—	—	—	—	147	131
Processing fees and other	42	58	2	—	—	—	44	58
Total fee revenue	1,726	1,677	313	294	—	—	2,039	1,971
Net interest revenue	545	571	16	25	—	—	561	596
Gains (losses) related to investment securities, net	(2)	(7)	—	—	—	—	(2)	(7)
Total revenue	2,269	2,241	329	319	—	—	2,598	2,560
Provision for loan losses	2	—	—	—	—	—	2	—
Total expenses	1,593	1,549	225	204	32	45	1,850	1,798
Income before income tax expense	$674	$692	$104	$115	$(32)	$(45)	$746	$762
Pre-tax margin	30%	31%	32%	36%			29%	30%
Average assets (in billions)	$231.3	$203.6	$3.4	$4.1			$234.7	$207.7

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$2,526	$2,376	$—	$—	$—	$—	$2,526	$2,376
Management fees	—	—	592	540	—	—	592	540
Trading services	490	552	23	41	—	—	513	593
Securities finance	232	209	—	—	—	—	232	209
Processing fees and other	97	105	3	5	—	—	100	110
Total fee revenue	3,345	3,242	618	586	—	—	3,963	3,828
Net interest revenue	1,083	1,128	33	44	—	—	1,116	1,172
Gains (losses) related to investment securities, net	4	(5)	—	—	—	—	4	(5)
Total revenue	4,432	4,365	651	630	—	—	5,083	4,995
Provision for loan losses	4	—	—	—	—	—	4	—
Total expenses	3,266	3,139	469	426	143	59	3,878	3,624
Income before income tax expense	$1,162	$1,226	$182	$204	$(143)	$(59)	$1,201	$1,371
Pre-tax margin	26%	28%	28%	32%			24%	27%
Average assets (in billions)	$221.8	$204.0	$3.4	$4.0			$225.2	$208.0

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
The following table presents our non-U.S. financial results for the periods indicated.

	Three Months Ended June 30,
(In millions)	2014	2013
Total fee revenue	$838	$811
Net interest revenue	341	295
Gains (losses) related to investment securities, net	(1)	(7)
Total revenue	1,178	1,099
Expenses	813	740
Income before income taxes	365	359
Income tax expense	87	85
Net income	$278	$274

	Six Months Ended June 30,
(In millions)	2014	2013
Total fee revenue	$1,626	$1,576
Net interest revenue	666	568
Gains (losses) related to investment securities, net	5	(10)
Total revenue	2,297	2,134
Expenses	1,652	1,493
Income before income taxes	645	641
Income tax expense	152	154
Net income	$493	$487

The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	June 30, 2014	December 31, 2013
Interest-bearing deposits with banks	$15,969	$9,584
Investment securities	32,642	31,522
Other assets	16,111	16,778
Total non-U.S. assets	$64,722	$57,884

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013 and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Corporation's management.
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
August 8, 2014

FORM 10-Q PART I CROSS-REFERENCE INDEX
The information required by the items presented below is incorporated herein by reference from the “Financial Information” section of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In March 2014, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.70 billion of our common stock through March 31, 2015.

The following table presents purchases of our common stock under this program and related information for each of the months in the quarter ended June 30, 2014. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2014	409	$63.96	$26	$1,674
May 1 - May 31, 2014	4,105	64.40	264	1,410
June 1 - June 30, 2014	1,792	66.68	120	1,290
Total	6,306	$65.02	$410	$1,290
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 8, 2014	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

	10.1†	Description of compensation arrangements for non-employee directors

	12	Ratios of earnings to fixed charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2014 and 2013, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2014 and 2013, (iii) consolidated statement of condition as of June 30, 2014 and December 31, 2013, (iv) consolidated statement of changes in shareholders' equity for the six months ended June 30, 2014 and 2013, (v) consolidated statement of cash flows for the six months ended June 30, 2014 and 2013, and (vi) condensed notes to consolidated financial statements.