Form 10-Q
period 2014-09-30
STATE STREET CORP
filed 2014-11-10
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 417,495,288.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2014

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of September 30, 2014, we had consolidated total assets of $274.81 billion, consolidated total deposits of $207.97 billion, consolidated total shareholders' equity of $21.16 billion and 29,510 employees. With $28.47 trillion of assets under custody and administration and $2.42 trillion of assets under management as of September 30, 2014, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013, referred to as our 2013 Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, all of which we previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in those reports. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2013 Form 10-K. We did not change these significant accounting policies in the first nine months of 2014.
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in this Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, market growth, acquisitions, joint ventures and divestitures, new technologies, services and opportunities, and expected outcomes of legal proceedings, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.

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

•
the manner and timing with which the Federal Reserve and other U.S. and non-U.S. regulators implement the Dodd-Frank Act, changes to the Basel III capital framework and European legislation, such as the Alternative Investment Fund Managers Directive and the Undertakings for Collective Investment in Transferable Securities Directives, with respect to the levels of regulatory capital we must maintain, our credit exposure to third parties, margin requirements applicable to derivatives, banking and financial activities and other regulatory initiatives in the U.S. and internationally, including regulatory developments that result in changes to our structure or operating model, increased costs or other changes to how we provide services;

•	the impact of evolving and increasing regulatory compliance requirements and expectations;

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

•
increasing requirements to obtain the prior approval of the Federal Reserve or our other U.S. and non-U.S. regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and equity purchases, without which our growth plans, distributions to shareholders, equity purchase programs or other capital initiatives may be restricted;

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

•
our ability to control operational risks, data security breach risks and outsourcing risks, our ability to protect our intellectual property rights, the possibility of errors in the quantitative models we use to manage our business and the possibility that our controls will prove insufficient, fail or be circumvented;

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
OVERVIEW OF FINANCIAL RESULTS
The following tables present our financial results for the quarters and nine months ended September 30, 2014 and 2013:

	Quarters Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	% Change
Total fee revenue	$2,012	$1,883	7%
Net interest revenue	570	546	4
Gains (losses) related to investment securities, net	—	(4)
Total revenue	2,582	2,425	6
Provision for loan losses	2	—
Total expenses	1,892	1,722	10
Income before income tax expense	688	703	(2)
Income tax expense	128	163
Net income	$560	$540	4
Adjustments to net income:
Dividends on preferred stock	(18)	(7)
Earnings allocated to participating securities	—	(2)
Net income available to common shareholders	$542	$531
Earnings per common share:
Basic	$1.28	$1.20
Diluted	1.26	1.17	8
Average common shares outstanding (in thousands):
Basic	421,974	442,860
Diluted	429,736	452,154
Cash dividends declared per common share	$.30	$.26
Return on average common equity	10.6%	10.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	% Change
Total fee revenue	$5,975	$5,711	5%
Net interest revenue	1,686	1,718	(2)
Gains (losses) related to investment securities, net	4	(9)
Total revenue	7,665	7,420	3
Provision for loan losses	6	—
Total expenses	5,770	5,346	8
Income before income tax expense	1,889	2,074	(9)
Income tax expense	344	491
Net income	$1,545	$1,583	(2)
Adjustments to net income:
Dividends on preferred stock	(43)	(20)
Earnings allocated to participating securities	(2)	(6)
Net income available to common shareholders	$1,500	$1,557
Earnings per common share:
Basic	$3.52	$3.46
Diluted	3.45	3.40	1
Average common shares outstanding (in thousands):
Basic	426,775	449,742
Diluted	434,510	458,392
Cash dividends declared per common share	$.86	$.78
Return on average common equity	10.0%	10.4%
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2014. More detailed information about our consolidated financial results, including comparisons of our financial results for the third quarter of 2014 to those for the third quarter of 2013 and for the nine months ended September 30, 2014 to those for the nine months ended September 30, 2013, is provided under “Consolidated Results of Operations,” which follows these sections.
Highlights

•	In the third quarter of 2014, we purchased approximately 5.8 million shares of our common stock at an average price of $70.61 per share and an aggregate cost of approximately $410 million.

•	In the third quarter of 2014, we declared a quarterly common stock dividend of $0.30 per share, totaling approximately $126 million, which was paid in October 2014.
Additional information about our common stock purchase program, as well as our common stock dividends, is provided under “Financial Condition – Capital” in this Management's Discussion and Analysis. Information about our common stock purchase program is also provided in Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” included in this Form 10-Q.

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

In addition, we meet the criteria for a systemically important financial institution under the Dodd-Frank Act and we are one of 29 banking organizations identified as a global systemically important bank, or G-SIB, by the Financial Stability Board.
Our compliance obligations have increased significantly due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. In Europe, certain of our European banking subsidiaries are subject to the European Central Bank's new supervisory authority. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S., non-U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

including personnel and systems, as well as significant additional implementation and related costs to enhance our programs.
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
Financial Results

•
Total revenue in the third quarter of 2014 increased 6%, and total fee revenue increased 7%, compared to the third quarter of 2013. Increases in servicing fee and management fee revenue, trading services revenue, net interest revenue and securities finance revenue were partly offset by a decline in processing fees and other revenue.

•
Servicing fee revenue in the third quarter of 2014 increased 8% compared to the third quarter of 2013, mainly the result of stronger global equity markets and the positive revenue impact of net new business. Servicing fees generated outside the U.S. in both the third quarter of 2014 and the third quarter of 2013 were approximately 42% of total servicing fees for those periods.

•
Management fee revenue increased 14% in the third quarter of 2014 compared to the third quarter of 2013, primarily the result of stronger global equity markets, net inflows, higher performance fees and the positive revenue impact of net new business. Management fees generated outside the U.S. in the third quarter of 2014 and the third quarter of 2013 were approximately 38% and 37%, respectively, of total management fees for those periods.

•
In the third quarter of 2014, trading services revenue, composed of revenue generated by foreign exchange trading and revenue from brokerage and other trading services, increased 5% compared to the third quarter of 2013. Revenue from foreign exchange trading increased 10%, with direct sales and trading foreign exchange revenue up 39% and estimated indirect foreign exchange revenue down 21%, from the third quarter of 2013. Direct sales and trading foreign exchange revenue benefited from higher volumes, while indirect foreign exchange revenue declined mainly due to lower volatility and lower spreads.

•
Securities finance revenue increased 34% in the third quarter of 2014 compared to the third quarter of 2013, mainly reflective of growth in our enhanced custody business, where we participate in securities finance transactions as a principal, and the impact of higher lending volumes associated with our agency lending program.

•
Net interest revenue in the third quarter of 2014 increased 4% compared to the third quarter of 2013, primarily driven by the investment of a higher level of client deposits, an increase in the investment portfolio, and our continued investment in senior secured bank loans in the third quarter of 2014.

Net interest margin, calculated on fully taxable-equivalent net interest revenue, declined 21 basis points to 1.12% in the third quarter of 2014 from 1.33% in the third quarter of 2013. Continued elevated levels of client deposits increased our average interest-earning assets, but negatively affected our net interest margin, as we placed a portion of these deposits with U.S. and non-U.S. central banks and earned the relatively low interest rates paid by the central banks on those balances.
Fully taxable-equivalent net interest revenue and net interest margin are discussed in more detail under “Consolidated Results of Operations - Net Interest Revenue” in this Management's Discussion and Analysis.

•
Total expenses in the third quarter of 2014 increased 10% compared to the third quarter of 2013. Compensation and employee benefits expenses increased 6% in the quarterly comparison, primarily due to costs for additional staffing to support new business, the impact of merit increases and promotions, and higher regulatory compliance costs. These aggregate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

increases were partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.
Other expenses increased 40% in the third quarter of 2014 compared to the third quarter of 2013, primarily due to a legal accrual (refer to "Consolidated Results of Operations - Trading Services Revenue" in this Management's Discussion and Analysis) and a charitable contribution to the State Street Foundation, as well as the impact of gains and recoveries associated with Lehman Brothers-related assets recorded in the third quarter of 2013.
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

•
In the third quarter of 2014, we secured an estimated $302 billion of new business in assets to be serviced; of that total, approximately $173 billion was installed prior to September 30, 2014, with the remaining $129 billion expected to be installed in the remainder of 2014 or later. In the third quarter of 2014, we also installed approximately $121 billion of new asset servicing business that we were awarded in prior periods. As of September 30, 2014, we had an estimated $250 billion of new business in assets to be serviced, including the $129 billion referenced above, which remained to be installed in future periods. New business in assets to be serviced includes assets from new servicing clients, as well as additional assets to be serviced for existing clients.
The new business not installed by September 30, 2014 was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in the third quarter of 2014, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.
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

•
In the third quarter of 2014, SSgA added approximately $3 billion of net new business in assets to be managed, composed primarily of approximately $8 billion of net inflows, substantially into ETFs and managed cash, partly offset by net outflows of approximately $5 billion from institutional products.

In addition, approximately $1 billion of new business awarded to SSgA but not installed by September 30, 2014 was not included in our assets under management as of that date, and had no impact on our management fee revenue for the third quarter of 2014, as the assets are not included until their installation is complete and we begin to manage them. Once installed, the assets generate management fee revenue in subsequent periods in which the assets are managed.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months of 2014 compared to the same periods in 2013 in more detail, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.

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
The following tables present the components of total revenue for the periods indicated:

	Quarters Ended September 30,
	2014	2013	% Change
(Dollars in millions)
Fee revenue:
Servicing fees	$1,302	$1,211	8%
Management fees	316	276	14
Trading services:
Foreign exchange trading	161	147	10
Brokerage and other trading services	117	118	(1)
Total trading services	278	265	5
Securities finance	99	74	34
Processing fees and other	17	57	(70)
Total fee revenue	2,012	1,883	7
Net interest revenue:
Interest revenue	671	643	4
Interest expense	101	97	4
Net interest revenue	570	546	4
Gains (losses) related to investment securities, net	—	(4)
Total revenue	$2,582	$2,425	6

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Fee revenue:
Servicing fees	$3,828	$3,587	7%
Management fees	908	816	11
Trading services:
Foreign exchange trading	439	464	(5)
Brokerage and other trading services	352	394	(11)
Total trading services	791	858	(8)
Securities finance	331	283	17
Processing fees and other	117	167	(30)
Total fee revenue	5,975	5,711	5
Net interest revenue:
Interest revenue	1,976	2,030	(3)
Interest expense	290	312	(7)
Net interest revenue	1,686	1,718	(2)
Gains (losses) related to investment securities, net	4	(9)
Total revenue	$7,665	$7,420	3

Fee Revenue
Servicing and management fees collectively composed approximately 80% and 79% of our total fee revenue in the third quarter and first nine months of 2014, respectively, compared to approximately 79% and 77%, respectively, for the corresponding periods in 2013. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Asset-based management fees for actively-managed products are generally charged at a higher percentage of assets under management than for passive products. Actively-managed products may also include performance fee arrangements. Performance fees are generated when the performance of certain managed portfolios exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In light of the above, we estimate, using relevant information as of September 30, 2014 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease, over the relevant periods on which our servicing and management fees are calculated, in worldwide equity valuations would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease, over the relevant periods for or on which our servicing and management fees are calculated, in worldwide fixed-income security valuations would result in a corresponding change in our total revenue of approximately 1%.
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

INDEX

	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,976	1,675	18%	1,969	1,667	18%	1,972	1,682	17%
NASDAQ®	4,483	3,641	23	4,481	3,663	22	4,493	3,771	19
MSCI EAFE®	1,924	1,748	10	1,901	1,747	9	1,846	1,818	2
	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,905	1,601	19%	1,910	1,602	19%
NASDAQ®	4,298	3,400	26	4,313	3,416	26
MSCI EAFE®	1,920	1,708	12	1,918	1,707	12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the components of fee revenue for the periods indicated:
FEE REVENUE

	Quarters Ended September 30,
(Dollars in millions)	2014	2013	% Change
Servicing fees	$1,302	$1,211	8%
Management fees	316	276	14
Trading services:
Foreign exchange trading	161	147	10
Brokerage and other trading services	117	118	(1)
Total trading services	278	265	5
Securities finance	99	74	34
Processing fees and other	17	57	(70)
Total fee revenue	$2,012	$1,883	7

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Servicing fees	$3,828	$3,587	7%
Management fees	908	816	11
Trading services:
Foreign exchange trading	439	464	(5)
Brokerage and other trading services	352	394	(11)
Total trading services	791	858	(8)
Securities finance	331	283	17
Processing fees and other	117	167	(30)
Total fee revenue	$5,975	$5,711	5
Servicing Fees
Increases in servicing fees in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 resulted primarily from stronger global equity markets and the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced). The increase in the nine-month comparison also reflected the positive impact of foreign currency translation.
For both the third quarter and first nine months of 2014, servicing fees generated outside the U.S. were approximately 42% of total servicing fees, compared to approximately 42% and 41% for the third quarter and first nine months of 2013, respectively.
We are responding to subpoenas from the Department of Justice and the SEC for information regarding our solicitation of asset servicing business of public retirement plans. We have retained counsel to conduct a review of these matters, including our use of consultants and lobbyists in our solicitation of business of public retirement plans and, in at least one instance, political contributions by one of our consultants during and after a public bidding process. While we are unable to predict the outcome of these matters, adverse outcomes could have a material adverse effect on our business and reputation.
The following tables present the components, financial instrument mix and geographic mix of assets under custody and administration, as of the dates indicated:
COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
Mutual funds	$7,035	$6,811	$6,524
Collective funds	6,919	6,428	6,013
Pension products	5,780	5,851	5,446
Insurance and other products	8,731	8,337	8,050
Total	$28,465	$27,427	$26,033
FINANCIAL INSTRUMENT MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
Equities	$15,616	$15,050	$13,849
Fixed-income	9,298	9,072	8,894
Short-term and other investments	3,551	3,305	3,290
Total	$28,465	$27,427	$26,033
GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
North America	$21,255	$20,764	$19,737
Europe/Middle East/Africa	5,869	5,511	5,219
Asia/Pacific	1,341	1,152	1,077
Total	$28,465	$27,427	$26,033

(1) Geographic mix is based on the location at which the assets are serviced.
The increases in total assets under custody and administration as of September 30, 2014 compared to both December 31, 2013 and September 30, 2013, resulted primarily from stronger global equity markets and net shareholder subscriptions experienced by our custody clients, partly offset by net losses of assets serviced. Asset levels as of September 30, 2014 did not reflect the estimated $250 billion of new business in assets to be serviced awarded to us in the third quarter of 2014 and prior periods but not installed prior to September 30, 2014. This new business will be reflected in assets under custody and administration in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

future periods after installation and will generate servicing fee revenue in subsequent periods.
The value of assets under custody and administration is a broad measure of the relative size of various markets served. Changes in the values of assets under custody and administration from period to period do not necessarily result in proportional changes in our servicing fee revenue.
Management Fees
Increases in management fees in the third quarter and first nine months of 2014 compared to the same periods in 2013 resulted primarily from stronger global equity markets, net inflows, higher performance fees and, in the quarterly comparison, the positive revenue impact of the excess of revenue added from newly installed assets to be managed over the revenue lost from liquidations of managed assets. For the third quarter and first nine months of 2014, management fees generated outside the U.S. were approximately 38% and 37%, respectively, of total management fees, compared to approximately 37% and 36%, respectively, for the same periods in 2013.
The following tables present assets under management by asset class and investment approach, ETFs by asset class, and the geographic mix of assets under management, as of the dates indicated:

ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
Equity:
Active	$40	$42	$41
Passive	1,371	1,334	1,228
Total Equity	1,411	1,376	1,269
Fixed-Income:
Active	16	16	17
Passive	322	311	314
Total Fixed-Income	338	327	331
Cash(2)	410	385	386
Multi-Asset-Class Solutions:
Active	34	23	23
Passive	104	110	105
Total Multi-Asset-Class Solutions	138	133	128
Alternative Investments(3):
Active	17	14	14
Passive	107	110	113
Total Alternative Investments	124	124	127
Total	$2,421	$2,345	$2,241

(1) As of December 31, 2013, the presentation was changed to align with the reporting of core businesses. Amounts reported as of September 30, 2013 have been adjusted for comparative purposes.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)(2)

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
Alternative investments	$40	$39	$46
Cash	1	1	2
Equity	338	325	280
Fixed-income	37	34	33
Total Exchange-Traded Funds	$416	$399	$361

(1) Exchange-traded funds are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

(In billions)	September 30, 2014	December 31, 2013	September 30, 2013
North America	$1,502	$1,456	$1,388
Europe/Middle East/Africa	565	560	537
Asia/Pacific	354	329	316
Total	$2,421	$2,345	$2,241

(1) Geographic mix is based on client location or fund management location. Amounts reported as of September 30, 2013 were adjusted for comparative purposes to reflect realignment of reporting.

The increase in total assets under management as of September 30, 2014 compared to December 31, 2013 resulted primarily from net market appreciation during the first nine months of 2014 in the values of the assets managed and net new business of approximately $21 billion, partly offset by the impact of the stronger U.S. dollar. The net new business of approximately $21 billion was primarily composed of approximately $28 billion of net inflows into money market funds, partly offset by net outflows of approximately $5 billion from long-term institutional portfolios and approximately $2 billion from ETFs.

The following table presents activity in assets under management, by product category, for the twelve months ended September 30, 2014:
ASSETS UNDER MANAGEMENT

(In billions)	Equity	Fixed-Income	Cash	Multi-Asset-Class Solutions	Alternative Investments	Total
Balance as of September 30, 2013	$1,269	$331	$386	$128	$127	$2,241
Long-term institutional inflows(1)	66	15	—	11	6	98
Long-term institutional outflows(1)	(79)	(17)	—	(9)	(6)	(111)
Long-term institutional flows, net	(13)	(2)	—	2	—	(13)
ETF flows, net	22	1	—	—	(4)	19
Cash fund flows, net	—	—	(1)	—	—	(1)
Total flows, net	9	(1)	(1)	2	(4)	5
Market appreciation(2)	102	1	—	2	2	107
Foreign exchange impact(2)	(4)	(4)	—	1	(1)	(8)
Total market/foreign exchange impact	98	(3)	—	3	1	99
Balance as of December 31, 2013	1,376	327	385	133	124	2,345
Long-term institutional inflows(1)	199	60	—	36	9	304
Long-term institutional outflows(1)	(216)	(58)	—	(27)	(8)	(309)
Long-term institutional flows, net	(17)	2	—	9	1	(5)
ETF flows, net	(6)	4	—	—	—	(2)
Cash fund flows, net	—	—	28	—	—	28
Total flows, net	(23)	6	28	9	1	21
Market appreciation(2)	74	13	—	(1)	2	88
Foreign exchange impact(2)	(16)	(8)	(3)	(3)	(3)	(33)
Total market/foreign exchange impact	58	5	(3)	(4)	(1)	55
Balance as of September 30, 2014	$1,411	$338	$410	$138	$124	$2,421

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Amounts represent aggregate impact on each product category for the period.
The net new business of approximately $21 billion in the first nine months of 2014 presented in the preceding table did not include approximately $1 billion of new asset management business, substantially all of which was awarded to SSgA in the third quarter of 2014 but not installed prior to September 30, 2014. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Total assets under management as of September 30, 2014 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services
The following tables summarize the components of trading services revenue for the periods indicated:

	Quarters Ended September 30,
(Dollars in millions)	2014	2013	% Change
Foreign exchange trading:
Direct sales and trading	$103	$74	39%
Indirect foreign exchange trading	58	73	(21)
Total foreign exchange trading	161	147	10
Brokerage and other trading services:
Electronic foreign exchange trading	52	57	(9)
Other trading, transition management and brokerage	65	61	7
Total brokerage and other trading services	117	118	(1)
Total trading services revenue	$278	$265	5

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Foreign exchange trading:
Direct sales and trading	$253	$241	5%
Indirect foreign exchange trading	186	223	(17)
Total foreign exchange trading	439	464	(5)
Brokerage and other trading services:
Electronic foreign exchange trading	160	199	(20)
Other trading, transition management and brokerage	192	195	(2)
Total brokerage and other trading services	352	394	(11)
Total trading services revenue	$791	$858	(8)
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
The changes in total trading services revenue in the third quarter and first nine months of 2014 compared to the same periods in 2013, composed of changes related to FX trading and brokerage and other trading services, are explained below.
Total FX trading revenue increased 10% in the third quarter of 2014 compared to the third quarter of 2013, primarily the result of higher client volumes. The 5% decrease in the first nine months of 2014 compared to the first nine months of 2013 was primarily the result of lower currency volatility and spreads, partly offset by higher client volumes in direct sales and trading.
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
Our clients that utilize indirect FX can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX to either direct sales and trading FX execution, including our “Street FX” service, or to one of our electronic trading platforms. Street FX, in which State Street continues to act as a principal market maker, enables our clients to define their FX execution strategy and automate the FX trade execution process.
For the third quarter and first nine months of 2014, our estimated indirect FX revenue decreased 21% and 17%, respectively, compared to the same periods in 2013. The declines mainly resulted from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

lower currency volatility and spreads. For the third quarter and first nine months of 2014 compared to the same periods in 2013, our direct sales and trading FX revenue increased 39% and 5%, respectively. The increases primarily resulted from higher client volumes, partly offset by lower currency volatility and spreads.
In the third quarter of 2014, we recorded a pre-tax legal accrual of approximately $70 million, or $53 million after-tax, in connection with management’s intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities. This accrual is more fully discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX transactions in favor of other execution methods, including either direct FX transactions or electronic FX trading which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.
Participants in the foreign exchange industry are reported to be experiencing governmental scrutiny and litigation concerning alleged manipulation in foreign exchange markets, particularly with respect to published benchmarks. We are enhancing our monitoring with respect to foreign exchange transactions and communications by foreign exchange traders. We have also commenced, but have not completed, an internal review of communications in the inter-bank market and have been advising certain U.S. and non-U.S. government agencies of the results of such review. Our business may become subject to material governmental review or proceedings or the assertion of material claims.
Total brokerage and other trading services revenue in the third quarter of 2014 decreased 1% compared to the third quarter of 2013, and in the first nine months of 2014 declined 11% compared to the first nine months of 2013. Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX trading declined 9% and 20% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, mainly due to declines in client volumes.
In the third quarter of 2014, other trading, transition management and brokerage revenue increased 7% compared to the third quarter of 2013 primarily due to an increase in currency management revenue, partly offset by declines in distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the period. In the first nine months of 2014, other trading, transition management and brokerage revenue declined 2% compared to the same period in 2013. The decrease was primarily due to declines in distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the period, partly offset by an increase in currency management revenue. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue.
Our revenue from transition management and related expenses in the first nine months of 2014, as well as in full years 2013, 2012 and 2011, were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.
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
 We also participate in securities lending transactions as a principal, which we refer to as our enhanced custody business. As principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through our assets under custody and administration, from clients who have designated State Street as an eligible borrower.
Securities finance revenue in the third quarter and first nine months of 2014 increased 34% and 17%, respectively, compared to the same periods in 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The quarter-over-quarter increase was mainly the result of growth in our enhanced custody business and the impact of higher lending volumes associated with our agency lending program. The increase in the nine-month comparison was mainly the result of growth in our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, proposed or anticipated regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue declined 70% and 30% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. The decrease was mainly due to higher amortization of tax-advantaged investments, partly offset by higher revenue from our investment in bank-owned life insurance.

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

The following tables present the components of average interest-earning assets and average interest-bearing liabilities, related interest revenue and interest expense, and rates earned and paid, for the periods indicated:

	Quarters Ended September 30,
	2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$63,160	$53.33%		$25,270	$29.46%
Securities purchased under resale agreements	3,249	9	1.05	5,895	8.54
Trading account assets	985	—	—	802	—	—
Investment securities	117,618	586	1.99	115,552	582	2.02
Loans and leases	16,002	64	1.59	13,859	58	1.66
Other interest-earning assets	17,003	2.05		11,927	1.02
Average total interest-earning assets	$218,017	$714	1.30	$173,305	$678	1.56
Interest-bearing deposits:
U.S.	$24,144	$7	0.11%	$5,735	$1.06%
Non-U.S.	114,756	26	0.09	99,253	16.06
Securities sold under repurchase agreements	9,111	—	—	8,757	—	—
Federal funds purchased	18	—	—	247	—	—
Other short-term borrowings	4,376	—	—	3,413	15	1.63
Long-term debt	9,020	60	2.64	8,824	59	2.67
Other interest-bearing liabilities	7,386	8	0.42	6,777	6.35
Average total interest-bearing liabilities	$168,811	$101	0.24	$133,006	$97.29
Interest-rate spread			1.06%			1.27%
Net interest revenue—fully taxable-equivalent basis		$613			$581
Net interest margin—fully taxable-equivalent basis			1.12%			1.33%
Tax-equivalent adjustment		(43)			(35)
Net interest revenue—GAAP basis		$570			$546

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$50,153	$138.37%		$28,014	$91.43%
Securities purchased under resale agreements	4,717	27.78		5,799	33.76
Trading account assets	947	1.12		723	—	—
Investment securities	117,681	1,752	1.98	117,877	1,809	2.05
Loans and leases	15,227	183	1.61	13,537	193	1.91
Other interest-earning assets	15,138	5.04		10,666	4.04
Average total interest-earning assets	$203,863	$2,106	1.38	$176,616	$2,130	1.61
Interest-bearing deposits:
U.S.	$19,016	$12.09%		$9,006	$10.14%
Non-U.S.	108,492	54.07		100,365	68.09
Securities sold under repurchase agreements	8,763	—	—	8,358	—	—
Federal funds purchased	19	—	—	303	—	—
Other short-term borrowings	4,096	4.12		3,894	46	1.55
Long-term debt	9,340	186	2.66	8,146	169	2.77
Other interest-bearing liabilities	7,237	34.62		6,517	19.39
Average total interest-bearing liabilities	$156,963	$290.25		$136,589	$312.30
Interest-rate spread			1.13%			1.31%
Net interest revenue—fully taxable-equivalent basis		$1,816			$1,818
Net interest margin—fully taxable-equivalent basis			1.19%			1.38%
Tax-equivalent adjustment		(130)			(100)
Net interest revenue—GAAP basis		$1,686			$1,718
Average total interest-earning assets for the first nine months of 2014 were higher compared to the first nine months of 2013, the result of our investment of elevated levels of client deposits in interest-bearing deposits with banks, higher levels of cash collateral (included in other interest-earning assets in the preceding tables) provided in connection with our enhanced custody business, and higher average loans and leases.
Our average other interest-earning assets, largely associated with the enhanced custody business, composed approximately 8% of our total average interest-earning assets for the third quarter of 2014 and approximately 7% for the first nine months of 2014, compared to approximately 7% for the third quarter of 2013 and approximately 6% for the first nine months of 2013, as this business continued to grow. While the enhanced custody business supports our overall profitability by generating securities finance revenue, it puts downward pressure on our net interest margin, as interest on the cash collateral provided is earned at a lower rate compared to our investment securities portfolio.
The higher level of investment in interest-bearing deposits with banks resulted from continued

higher levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
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
A portion of the increase in client deposits in the third quarter of 2014 was driven by higher levels of Euro denominated deposits, as clients placed these deposits with us due to the negative interest rate environment in Europe.  We have characterized these additional deposits as transient in nature and, accordingly, have invested these deposits in central banks.
Net interest revenue increased 4% in the third quarter of 2014, and on a fully taxable-equivalent basis increased 6%, compared to the third quarter of 2013. The quarter-over-quarter increase was primarily driven by the investment of a higher level of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

client deposits, an increase in the investment portfolio, and our continued investment in senior secured bank loans in the third quarter of 2014.
In the first nine months of 2014, net interest revenue decreased 2%, and on a fully taxable-equivalent basis was relatively flat, compared to the first nine months of 2013. The comparisons were generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partly offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid.
Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $1.99 billion ($621 million in 2009, $712 million in 2010, $220 million in 2011, $215 million in 2012, $137 million in 2013 and $88 million in the first nine months of 2014). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though generally in declining amounts, to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of September 30, 2014 to generate aggregate discount accretion in future periods of approximately $427 million over their remaining terms, with approximately half of this aggregate discount accretion to be recorded over the next four years.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Interest-bearing deposits with banks averaged $63.16 billion for the quarter ended September 30, 2014, compared to $25.27 billion for the quarter ended September 30, 2013. For the first nine months of 2014, such deposits averaged $50.15 billion, compared to $28.01 billion for the first nine months of 2013. While these deposits reflected our maintenance of cash balances at the Federal Reserve, the European Central Bank, or ECB, and other non-U.S. central banks to satisfy regulatory reserve requirements, the above-described amounts also reflect the additional impact of continued elevated levels of client deposits and our investment of the excess deposits with these banks.
Certain client deposits were characterized as transient in nature and were placed with various central banks globally. If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities increased to $117.62 billion for the quarter ended September 30, 2014 from $115.55 billion for the quarter ended September 30, 2013, and in the nine-month comparison were relatively flat, $117.68 billion compared to $117.88 billion. The quarter-over-quarter growth was primarily driven by investments in U.S. Treasury securities. Detail with respect to our investment portfolio as of September 30, 2014 and December 31, 2013 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and leases averaged $16.00 billion for the third quarter of 2014, compared to $13.86 billion for the third quarter of 2013, and $15.23 billion for the first nine months of 2014, up from $13.54 billion for the same period in 2013. The increases were mainly related to mutual fund lending and our continued investment in senior secured bank loans, which in the aggregate averaged $10.62 billion for the quarter ended September 30, 2014 compared to $8.75 billion, the latter of which was primarily composed of mutual fund lending, for the quarter ended September 30, 2013.
Average loans and leases also include short-duration advances. The proportion of the daily average of short-duration advances to average loans and leases declined to approximately 24% for the third quarter of 2014 from approximately 25% for the third quarter of 2013, and declined to approximately 24% for the first nine months of 2014 from approximately 28% for the first nine months of 2013, mainly because of growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present average U.S. and non-U.S. short-duration advances for the periods indicated:

	Quarters Ended September 30,
(In millions)	2014	2013
Average U.S. short-duration advances	$2,372	$2,292
Average non-U.S. short-duration advances	1,468	1,219
Average total short-duration advances	$3,840	$3,511

	Nine Months Ended September 30,
(In millions)	2014	2013
Average U.S. short-duration advances	$2,264	$2,343
Average non-U.S. short-duration advances	1,463	1,409
Average total short-duration advances	$3,727	$3,752
Although average short-duration advances for the third quarter of 2014 increased compared to the third quarter of 2013, such average advances remained low relative to historical levels, mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $17.00 billion for the third quarter of 2014 from $11.93 billion for the third quarter of 2013, and increased to $15.14 billion from $10.67 billion in the nine-month comparison. The increased levels were primarily the result of higher levels of cash collateral provided in connection with our enhanced custody business.
Aggregate average interest-bearing deposits increased to $138.90 billion for the third quarter of 2014 from $104.99 billion for third quarter of 2013, and increased to $127.51 billion from $109.37 billion in the nine-month comparison. The higher levels were primarily the result of increases in both U.S. and non-U.S. transaction accounts and time deposits. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $4.38 billion for the third quarter of 2014 from $3.41 billion for the third quarter of 2013. In the nine-month comparison, average other short-term borrowings increased to $4.10 billion from $3.89 billion, with both increases the result of a higher level of client demand of our commercial paper. The declines in the rates paid in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 resulted from a reclassification of certain derivative contracts that hedge our interest-rate risk on certain assets and liabilities, which reduced interest revenue and interest expense.

Average long-term debt increased to $9.02 billion for the third quarter of 2014 from $8.82 billion for the third quarter of 2013, and increased to $9.34 billion from $8.15 billion in the nine-month comparison. The increase primarily reflected the issuance of $1.5 billion of senior and subordinated debt in May 2013 and the issuance of $1.0 billion of senior debt in November 2013, partly offset by the maturity of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities increased to $7.39 billion for the third quarter of 2014 from $6.78 billion for the third quarter of 2013 and increased to $7.24 billion from $6.52 billion in the nine-month comparison, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net
The following tables present net realized gains from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the periods indicated:

	Quarters Ended September 30,
(In millions)	2014	2013
Net realized gains from sales of available-for-sale securities	$—	$6
Net impairment losses:
Gross losses from other-than-temporary impairment	—	(13)
Losses reclassified (from) to other comprehensive income	—	3
Net impairment losses(1)	—	(10)
Gains (losses) related to investment securities, net	$—	$(4)

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(8)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—
Impairment associated with adverse changes in timing of expected future cash flows	—	(2)
Net impairment losses	$—	$(10)

	Nine Months Ended September 30,
(In millions)	2014	2013
Net realized gains from sales of available-for-sale securities	$15	$11
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(19)
Losses reclassified (from) to other comprehensive income	(10)	(1)
Net impairment losses(1)	(11)	(20)
Gains (losses) related to investment securities, net	$4	$(9)

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$(8)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(6)
Net impairment losses	$(11)	$(20)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first nine months of 2014, we sold approximately $8.20 billion of such investment securities, compared to approximately $8.09 billion in the first nine months of 2013, and recorded net realized gains of $15 million and $11 million, respectively, as presented in the preceding table.
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains from sales of securities and other-than-temporary impairment is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Expenses
The following tables present the components of expenses for the periods indicated:

	Quarters Ended September 30,
(Dollars in millions)	2014	2013	% Change
Compensation and employee benefits	$953	$903	6%
Information systems and communications	242	235	3
Transaction processing services	199	185	8
Occupancy	119	113	5
Acquisition costs	12	18
Restructuring charges, net	8	12
Other:
Professional services	97	98	(1)
Amortization of other intangible assets	54	53	2
Securities processing costs	8	14
Regulatory fees and assessments	17	23
Other	183	68	169
Total other	359	256	40
Total expenses	$1,892	$1,722	10
Number of employees as of quarter-end	29,510	29,230

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Compensation and employee benefits	$3,088	$2,855	8%
Information systems and communications	730	707	3
Transaction processing services	583	551	6
Occupancy	348	343	1
Acquisition costs	48	52
Restructuring charges, net	33	22
Other:
Professional services	318	280	14
Amortization of other intangible assets	162	160	1
Securities processing costs	39	24
Regulatory fees and assessments	55	55
Other	366	297	23
Total other	940	816	15
Total expenses	$5,770	$5,346	8
Number of employees as of quarter-end	29,510	29,230
Compensation and employee benefits expenses in the third quarter and first nine months of 2014 increased 6% and 8%, respectively, compared to the third quarter and first nine months of 2013. The quarter-over-quarter increases were primarily the result of costs for additional staffing to support new business, lower employee benefit expense recorded in the third quarter of 2013 resulting from plan changes, the impact of merit increases and promotions, and higher regulatory compliance costs, partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.
The increase in the nine-month comparison resulted primarily from costs for additional staffing to support new business, higher incentive compensation, the impact of merit increases and promotions, the impact of foreign currency translation, and higher regulatory compliance costs, partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program. The increase also included $74 million of net severance costs associated with staff reductions.
Compensation and employee benefits expenses in the third quarter and first nine months of 2014 included approximately $12 million and $39 million, respectively, of costs related to the implementation of our Business Operations and Information Technology Transformation program, compared to approximately $22 million and $64 million, respectively, in the third quarter and first nine months of 2013. These costs are not expected to recur subsequent to full implementation of the program, planned for the end of 2014.
Information systems and communications expenses increased 3% for both the third quarter and first nine months of 2014 compared to the same periods in 2013. The increases were mainly associated with higher infrastructure costs related to the implementation of our Business Operations and Information Technology Transformation program.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
Expenses for transaction processing services increased 8% and 6% in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. The increase primarily reflected higher equity market values and higher transaction volumes in the investment servicing business.
The 40% increase in other expenses in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the previously described legal accrual (refer to "Consolidated Results of Operations - Trading Services Revenue" in this Management's Discussion and Analysis) recorded in connection with management’s intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities, and a charitable contribution to the State Street Foundation, as well as the impact of gains and recoveries associated with Lehman Brothers-related assets against other expenses recorded in the third quarter of 2013.
The 15% increase in the first nine months of 2014 compared to the first nine months of 2013 primarily resulted from the legal accrual, higher levels of professional services associated with regulatory compliance requirements, and the impact of the Lehman Brothers-related gains and recoveries recorded in the first nine months of 2013.
The legal accrual is more fully discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.
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
Acquisition Costs
In the third quarter and first nine months of 2014, we recorded acquisition costs of $12 million and $48 million, respectively, compared to $18 million and $52 million, respectively, for the same periods in 2013. These amounts related to previously disclosed acquisitions.
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
To implement this program, we expect to incur aggregate pre-tax restructuring charges of approximately $400 million to $450 million over the four-year period ending December 31, 2014. To date, we have recorded aggregate restructuring charges of $402 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
2013	13	13	(1)	25
First nine months of 2014	14	7	—	21
Total	$244	$98	$60	$402
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued implementation of the business operations transformation component of the program, we identified 1,574 additional involuntary terminations. As of September 30, 2014, we eliminated 1,522 of these positions.
In connection with the continuing implementation of the program, we achieved incremental pre-tax expense savings of approximately $220 million in 2013, $112 million in 2012 and $86 million in 2011, in each case compared to our 2010 expenses from operations, all else being equal. We expect to achieve additional pre-tax expense savings in all of 2014 of approximately $130 million.
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
2012 Expense Control Measures
In the fourth quarter of 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $148 million in our consolidated statement of income, as presented in the following table by type of cost:

(In millions)	Employee-Related Costs	Asset and Other Write-Offs	Total
2012	$129	$4	$133
2013	(4)	7	3
First nine months of 2014	1	11	12
Total	$126	$22	$148
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Information Technology Costs	Fixed-Income Trading Portfolio	Asset and Other Write-Offs	Total
Initial accrual	$105	$51	$—	$—	$—	$156
Payments	(15)	(4)	—	—	—	(19)
Balance as of December 31, 2010	90	47	—	—	—	137
Additional accruals for Business Operations and Information Technology Transformation program	85	7	41	—	—	133
Accruals for 2011 expense control measures	62	—	—	38	20	120
Payments and adjustments	(75)	(15)	(8)	—	(5)	(103)
Balance as of December 31, 2011	162	39	33	38	15	287
Additional accruals for Business Operations and Information Technology Transformation program	27	20	20	—	—	67
Additional accruals for 2011 expense control measures	3	—	—	(9)	5	(1)
Accruals for 2012 expense control measures	129	—	—	—	4	133
Payments and adjustments	(126)	(10)	(48)	(29)	(11)	(224)
Balance as of December 31, 2012	195	49	5	—	13	262
Additional accruals for Business Operations and Information Technology Transformation program	13	13	(1)	—	—	25
Additional accruals for 2012 expense control measures	(4)	—	—	—	7	3
Payments and adjustments	(154)	(13)	(4)	—	(13)	(184)
Balance as of December 31, 2013	50	49	—	—	7	106
Additional accruals for Business Operations and Information Technology Transformation program	14	7	—	—	—	21
Additional accruals for 2012 expense control measures	1	—	—	—	11	12
Payments and adjustments	(37)	(36)	—	—	(7)	(80)
Balance as of September 30, 2014	$28	$20	$—	$—	$11	$59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense was $128 million in the third quarter of 2014 compared to $163 million in the third quarter of 2013. In the first nine months of 2014 and 2013, income tax expense was $344 million and $491 million, respectively. Our effective tax rate for the first nine months of 2014 was 18.2% compared to 23.7% for the same period in 2013, with the decline primarily associated with an increase in tax-advantaged investments, primarily renewable energy.
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
The following is a summary of our line-of-business results for the periods indicated. The “Other” column for the third quarter and first nine months of 2014 included net costs of $14 million and $157 million, respectively, composed of the following -
Third quarter of 2014 -

•	Severance cost credits of $2 million associated with prior accruals for staff reductions;

•	Net acquisition and restructuring costs of $20 million; and

•	Credits to provisions for litigation exposure and other costs of $4 million.
First nine months of 2014 -

•	Net severance costs associated with staff reductions of $74 million;

•	Net acquisition and restructuring costs of $81 million; and

•	Provisions for litigation exposure and other costs of $2 million.
The “Other” column for the third quarter and first nine months of 2013 included costs of $35 million and $94 million, respectively, composed of the following -
Third quarter of 2013 -

•	Net acquisition and restructuring costs of $30 million; and

•	Net provisions for litigation exposure and other costs of $5 million.
First nine months of 2013 -

•	Net acquisition and restructuring costs of $74 million; and

•	Net provisions for litigation exposure and other costs of $20 million.
The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2013 periods reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

	Quarters Ended September 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2014	2013	% Change Q3 2014 vs. Q3 2013	2014	2013	% Change Q3 2014 vs. Q3 2013	2014	2013	2014	2013
Fee revenue:
Servicing fees	$1,302	$1,211	8%	$—	$—		$—	$—	$1,302	$1,211
Management fees	—	—		316	276	14%	—	—	316	276
Trading services	266	251	6	12	14	(14)	—	—	278	265
Securities finance	99	74	34	—	—		—	—	99	74
Processing fees and other	25	52	(52)	(8)	5		—	—	17	57
Total fee revenue	1,692	1,588	7	320	295	8	—	—	2,012	1,883
Net interest revenue	551	527	5	19	19	—	—	—	570	546
Gains (losses) related to investment securities, net	—	(4)		—	—		—	—	—	(4)
Total revenue	2,243	2,111	6	339	314	8	—	—	2,582	2,425
Provision for loan losses	2	—		—	—		—	—	2	—
Total expenses	1,639	1,500	9	239	187	28	14	35	1,892	1,722
Income before income tax expense	$602	$611	(1)	$100	$127	(21)	$(14)	$(35)	$688	$703
Pre-tax margin	27%	29%		29%	40%				27%	29%
Average assets (in billions)	$243.2	$197.7		$4.1	$3.6				$247.3	$201.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	Investment Servicing			Investment Management			Other		Total
(Dollars in millions, except where otherwise noted)	2014	2013	% Change 9 mos. 2014 vs. 9 mos. 2013	2014	2013	% Change 9 mos. 2014 vs. 9 mos. 2013	2014	2013	2014	2013
Fee revenue:
Servicing fees	$3,828	$3,587	7%	$—	$—		$—	$—	$3,828	$3,587
Management fees	—	—		908	816	11%	—	—	908	816
Trading services	756	803	(6)	35	55	(36)	—	—	791	858
Securities finance	331	283	17	—	—		—	—	331	283
Processing fees and other	122	157	(22)	(5)	10		—	—	117	167
Total fee revenue	5,037	4,830	4	938	881	6	—	—	5,975	5,711
Net interest revenue	1,634	1,655	(1)	52	63	(17)	—	—	1,686	1,718
Gains (losses) related to investment securities, net	4	(9)		—	—		—	—	4	(9)
Total revenue	6,675	6,476	3	990	944	5	—	—	7,665	7,420
Provision for loan losses	6	—		—	—		—	—	6	—
Total expenses	4,905	4,639	6	708	613	15	157	94	5,770	5,346
Income before income tax expense	$1,764	$1,837	(4)	$282	$331	(15)	$(157)	$(94)	$1,889	$2,074
Pre-tax margin	26%	28%		28%	35%				25%	28%
Average assets (in billions)	$229.0	$201.9		$3.6	$3.8				$232.6	$205.7
Investment Servicing
Total revenue in the third quarter and first nine months of 2014 for our Investment Servicing line of business, presented in the preceding tables, increased 6% and 3%, respectively, compared to the same periods in 2013. Total fee revenue in the third quarter and first nine months of 2014 increased 7% and 4%, respectively, compared to the same periods in 2013. The increase in total fee revenue in the quarterly comparison resulted from increases in servicing fees, trading services revenue, and securities finance revenue, partly offset by a decline in processing fees and other revenue. The increase in the nine-month comparison mainly resulted from increases in servicing fees and securities finance revenue, partly offset by declines in trading services revenue and processing fees and other revenue.
Servicing fees in the third quarter and first nine months of 2014 increased 8% and 7%, respectively, compared to the same periods in 2013. The increases for both comparisons primarily resulted from stronger global equity markets and the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced).
Trading services revenue in the third quarter of 2014 increased 6% compared to the same period in 2013, primarily as a result of higher client volumes in direct sales and trading foreign exchange. Trading services revenue declined 6% in the nine-month comparison, as the impact of higher volumes was offset primarily by lower currency volatility and lower client volumes in electronic trading.

Securities finance revenue in the third quarter and first nine months of 2014 increased 34% and 17%, respectively, compared to the same periods in 2013. The quarter-over-quarter increase was mainly the result of growth in our enhanced custody business and the impact of higher lending volumes associated with agency lending. The increase in the nine-month comparison was mainly the result of growth in our enhanced custody business.
Processing fees and other revenue in the third quarter and first nine months of 2014 decreased 52% and 22%, respectively, compared to the same periods in 2013. The decline in both comparisons mainly resulted from higher amortization of tax-advantaged investments, partly offset by higher revenue from our investment in bank-owned life insurance.
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
Net interest revenue in the third quarter of 2014 increased 5% compared to the same period in 2013, primarily driven by the investment of a higher level of client deposits, an increase in the investment portfolio, and our continued investment in senior secured bank loans. In the first nine months of 2014, net interest revenue decreased 1% when compared

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to the same period in 2013. The decrease was generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partly offset by the benefit of a higher level of interest-earning assets and lower rates on interest paid. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses in the third quarter and first nine months of 2014 increased 9% and 6%, respectively, compared to the same periods in 2013. Both comparisons reflected increases in compensation and employee benefits expenses, driven primarily by costs for additional staffing to support new business, lower employee benefit expense recorded in the third quarter of 2013 resulting from plan changes, the impact of merit increases and promotions, and higher regulatory compliance costs, partly offset by savings generated from the implementation of our Business Operations and Information Technology Transformation program.
Expenses for transaction processing services increased in both the quarterly and year-to-date comparisons, mainly due to higher equity market values and higher transaction volumes. Other expenses increased in the same comparisons, primarily due to the legal accrual recorded in connection with management’s intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities, and a charitable contribution to the State Street Foundation.
A more detailed discussion of expenses is provided under “Expenses” in “Consolidated Results of Operations.”
Investment Management
Total revenue in the third quarter and first nine months of 2014 for our Investment Management line of business, presented in the preceding tables, increased 8% and 5%, respectively, compared to the same periods in 2013. Total fee revenue increased 8% and 6%, respectively compared to the same periods in 2013, primarily the result of increases in management fees, partly offset by decreases in trading services revenue.
Management fees in the third quarter and first nine months of 2014 increased 14% and 11%, respectively, compared to the same periods in 2013. The increases in both comparisons primarily resulted from stronger global equity markets, net inflows, higher performance fees and, in the quarterly comparison, the positive revenue impact of the excess of revenue added from newly installed assets to be managed over the revenue lost from liquidations of managed assets.
Trading services revenue in the third quarter and first nine months of 2014 declined 14% and 36%, respectively, compared to the same periods in 2013, mainly due to lower distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the periods.
Management fees for the Investment Management business line are identical to the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses in the third quarter and first nine months of 2014 increased 28% and 15%, respectively, compared to the same periods in 2013. The increases in both comparisons generally reflected the impact of gains and recoveries associated with Lehman Brothers-related assets recorded in 2013, as well as higher incentive compensation.
Pre-tax margins for Investment Management for the third quarter and first nine months of 2014 declined compared to the 2013 periods. The higher margins for the prior-year periods were mainly the result of the gains and recoveries associated with Lehman Brothers-related assets recorded in total expenses for those periods.
FINANCIAL CONDITION
The following table presents the components of our average total interest-earning and noninterest-earning assets, average total interest-bearing and noninterest-bearing liabilities, and average preferred and common shareholders' equity for the nine months ended September 30, 2014 and 2013. Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30,	2014	2013
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$50,153	$28,014
Securities purchased under resale agreements	4,717	5,799
Trading account assets	947	723
Investment securities	117,681	117,877
Loans and leases	15,227	13,537
Other interest-earning assets	15,138	10,666
Average total interest-earning assets	203,863	176,616
Cash and due from banks	4,719	3,739
Other noninterest-earning assets	24,049	25,366
Average total assets	$232,631	$205,721
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$19,016	$9,006
Non-U.S.	108,492	100,365
Total interest-bearing deposits	127,508	109,371
Securities sold under repurchase agreements	8,763	8,358
Federal funds purchased	19	303
Other short-term borrowings	4,096	3,894
Long-term debt	9,340	8,146
Other interest-bearing liabilities	7,237	6,517
Average total interest-bearing liabilities	156,963	136,589
Noninterest-bearing deposits	42,387	34,838
Other noninterest-bearing liabilities	12,031	13,723
Preferred shareholders’ equity	1,065	489
Common shareholders’ equity	20,185	20,082
Average total liabilities and shareholders’ equity	$232,631	$205,721

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities
The following tables present the carrying values of investment securities by type as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,764	$709
Mortgage-backed securities	21,201	23,563
Asset-backed securities:
Student loans(1)	12,806	14,542
Credit cards	3,111	8,210
Sub-prime	997	1,203
Other	4,343	5,064
Total asset-backed securities	21,257	29,019
Non-U.S. debt securities:
Mortgage-backed securities	10,239	11,029
Asset-backed securities	3,447	5,390
Government securities	3,613	3,761
Other	5,849	4,727
Total non-U.S. debt securities	23,148	24,907
State and political subdivisions	10,645	10,263
Collateralized mortgage obligations	4,671	5,269
Other U.S. debt securities	4,284	4,980
U.S. equity securities	38	34
Non-U.S. equity securities	2	1
U.S. money-market mutual funds	532	422
Non-U.S. money-market mutual funds	10	7
Total	$96,552	$99,174

(In millions)	September 30, 2014	December 31, 2013
Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,117	$5,041
Mortgage-backed securities	68	91
Asset-backed securities:
Student loans(1)	1,873	1,627
Credit cards	897	762
Other	633	782
Total asset-backed securities	3,403	3,171
Non-U.S. debt securities:
Mortgage-backed securities	4,153	4,211
Asset-backed securities	3,293	2,202
Government securities	110	2
Other	75	192
Total non-U.S. debt securities	7,631	6,607
State and political subdivisions	12	24
Collateralized mortgage obligations	2,536	2,806
Total	$18,767	$17,740

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
The increase in U.S. Treasury direct obligations as of September 30, 2014 compared to December 31, 2013, as well as decreases in certain of the mortgage- and asset-backed securities in the same comparison, presented in the table above, were associated with our repositioning of the portfolio in light of the liquidity requirements of the liquidity coverage ratio, or LCR.
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
Our portfolio is concentrated in securities with high credit quality, with approximately 91% of the carrying value of the portfolio rated “AAA” or “AA” as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of September 30, 2014 and 89% as of December 31, 2013.
The following table presents the composition of the carrying value of the portfolio, by external credit rating, as of the dates indicated:

	September 30, 2014	December 31, 2013
AAA(1)	74%	70%
AA	17	19
A	6	6
BBB	2	3
Below BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2014, the investment portfolio of 9,324 securities was diversified with respect to asset class. As of September 30, 2014 and December 31, 2013, approximately 64% and 74%, respectively, of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities. The asset-backed portfolio, of which approximately 96% of the carrying value as of both dates was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
In December 2013, U.S. regulators issued final regulations to implement the so-called “Volcker rule,” one of many provisions of the Dodd-Frank Act.  The Volcker rule will, among other things, require banking organizations covered by the rule to either restructure or divest certain investments in “covered funds” in the event such investments constitute “ownership interests” (as such terms are defined in the final Volcker rule regulations).  Whether certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, constitute “covered funds” (and do not benefit from the exemptions provided in the Volcker rule) and whether a banking organization’s investments therein constitute “ownership interests” remain subject to (i) market, and ultimately regulatory, interpretation, and (ii) the specific terms and other characteristics relevant to such investment securities and structures.
As of September 30, 2014, we held an aggregate of approximately $4.82 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $110 million, composed of gross unrealized gains of $119 million and gross unrealized losses of $9 million. In the event that we or our banking regulators conclude that such investments in CLOs are “covered funds” (and do not benefit from the exemptions provided in the Volcker rule) and such investments constitute “ownership interests”, we will be required to divest such investments if we are unable to “cure” those investments before the conformance period ends on July 21, 2017.  If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, the market liquidity for such investments could be reduced, and we may be required to divest such investments at a significant discount compared to the investments' book value.  This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
Based on our assessment to date of our investments and the length of time remaining in the conformance period, we believe that it is not likely that we will be required to sell those investments before they recover in value.
Non-U.S. Debt Securities
Approximately 27% of the aggregate carrying value of our investment securities portfolio was composed of non-U.S. debt securities as of both September 30, 2014 and December 31, 2013.
The following table presents the carrying values of our non-U.S. debt securities available for sale and held to maturity, included in the preceding table of investment securities carrying values, by significant country of issuer or location of collateral, as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(In millions)	September 30, 2014	December 31, 2013
Available for Sale:
United Kingdom	$7,965	$9,357
Australia	3,633	3,551
Netherlands	3,109	3,471
Canada	2,594	2,549
France	1,430	1,581
Germany	962	1,410
Japan	934	971
South Korea	693	744
Italy	470	—
Norway	408	369
Finland	402	397
Sweden	136	142
Belgium	126	—
Austria	76	83
Other	210	282
Total	$23,148	$24,907
Held to Maturity:
Germany	$1,936	$1,263
Australia	1,991	2,216
United Kingdom	1,904	1,474
Netherlands	1,188	934
Spain	173	206
Italy	85	270
Ireland	73	86
Other	281	158
Total	$7,631	$6,607
Approximately 91% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2014 and December 31, 2013, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2014 and December 31, 2013, approximately 73% and 72%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk.
As of September 30, 2014, these non-U.S. debt securities had an average market-to-book ratio of 101.5%, and an aggregate pre-tax net unrealized gain of approximately $446 million, composed of gross unrealized gains of $472 million and gross unrealized losses of $26 million. These unrealized amounts included a pre-tax net unrealized gain of $252 million, composed of gross unrealized gains of $262 million and gross unrealized losses of $10 million, associated with non-U.S. debt securities available for sale.

As of September 30, 2014, the underlying collateral for these mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt. The securities listed under “France” were composed of automobile loans and corporate debt. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities. The “other” category of available-for-sale securities as of September 30, 2014 and December 31, 2013 included approximately $70 million and $133 million, respectively, related to Portugal, Ireland and Spain, all of which were mortgage-backed securities. The “other” category of held-to-maturity securities as of September 30, 2014 and December 31, 2013 included approximately $39 million and $44 million, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of September 30, 2014 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries as of September 30, 2014 totaled approximately $910 million, of asset-backed securities, composed of $173 million in Spain, $555 million in Italy, $109 million in Ireland and $73 million in Portugal. These mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $125 million as of September 30, 2014, composed of gross unrealized gains of $126 million and gross unrealized losses of $1 million. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in the first nine months of 2014. We recorded other-than-temporary impairment of $6 million on one of these securities in our consolidated statement of income in the first nine months of 2013, all in the second quarter of 2013, associated with management's intent to sell an impaired security prior to its recovery in value.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Municipal Securities
We carried an aggregate of approximately $10.66 billion and $10.29 billion of municipal securities, classified as state and political subdivisions in the preceding table of investment securities carrying values, in our investment securities portfolio as of September 30, 2014 and December 31, 2013, respectively. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same dates, we also provided approximately $7.37 billion and $8.16 billion, respectively, of credit and liquidity facilities to municipal issuers as a form of credit enhancement.
The following tables present our combined credit exposure to state and municipal obligors that represented 5% or more of our aggregate municipal credit exposure of approximately $18.03 billion as of September 30, 2014 and $18.45 billion as of December 31, 2013 across our businesses, grouped by state to display geographic dispersion:

September 30, 2014	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,229	$1,592	$2,821	16%
New York	923	996	1,919	11
California	421	1,474	1,895	11
Massachusetts	990	751	1,741	10
Maryland	448	530	978	5
Total	$4,011	$5,343	$9,354

December 31, 2013	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
(Dollars in millions)
State of Issuer:
Texas	$1,233	$1,628	$2,861	16%
New York	919	1,000	1,919	10
Massachusetts	967	759	1,726	9
California	373	1,266	1,639	9
Maryland	327	643	970	5
Total	$3,819	$5,296	$9,115

Our aggregate municipal securities exposure presented in the foregoing table was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of September 30, 2014, compared to approximately 84% rated “AAA” or “AA” as of December 31, 2013. As of September 30, 2014, approximately 67% and 32% of our aggregate exposure was associated with general obligation and revenue bonds, respectively, compared to 64% and 34%, respectively, as of December 31, 2013. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
The following table presents the amortized cost and fair value, and associated net unrealized gains and losses, of investment securities available for sale and held to maturity as of the dates indicated:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	September 30, 2014(1)			December 31, 2013(1)
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(2)	$95,834	$718	$96,552	$99,159	$15	$99,174
Held to maturity(2)	18,767	98	18,865	17,740	(180)	17,560
Total investment securities	$114,601	$816	$115,417	$116,899	$(165)	$116,734
Net after-tax unrealized gain (loss)		$490			$(96)

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
The aggregate improvement to a net unrealized gain as of September 30, 2014 from a net unrealized loss as of December 31, 2013 presented above was primarily attributable to narrowing spreads in the first nine months of 2014.
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
In the aggregate, we recorded no other-than-temporary impairment in third quarter and $11 million in the first nine months of 2014, compared to $10 million and $20 million in the third quarter and first nine months of 2013, respectively. Additional information with respect to this other-than-temporary impairment and net impairment losses, as well as information about our assessment of impairment, is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given the exposure of our investment securities portfolio, particularly mortgage- and asset-backed securities, to residential mortgage and other consumer credit risks, the performance of the U.S. housing market is a factor in the portfolio's credit performance. As such, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in national housing prices in addition to trends in unemployment rates, interest rates and the timing of defaults. Generally, indices that measure trends in national housing prices are published in arrears. As of June 30, 2014, national housing prices, according to the latest Case-Shiller National Home Price Index, had declined by approximately 10% peak-to-current. Overall, our evaluation of other-than-temporary impairment as of September 30, 2014 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. In connection with our assessment of other-than-temporary impairment with respect to relevant securities in our investment portfolio in future periods, we will consider trends in national housing prices that we observe at those times, including the Case-Shiller National Home Price Index, in addition to trends in unemployment rates, interest rates and the timing of defaults.
The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of September 30, 2014, that our investment securities portfolio was less exposed to the overall housing price outlook relative to other factors, including unemployment rates and interest rates.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral located in Spain, Italy, Ireland and Portugal takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for these regions, factoring in slow economic growth and government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 9% and 15% in each of these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analysis in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, we estimate, using relevant information as of September 30, 2014 and assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices in these four countries deteriorate over the relevant periods more than we expected as of September 30, 2014, other-than-temporary impairment could increase by a range of zero to $31 million. This sensitivity estimate is based on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in the first nine months of 2014, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of September 30, 2014 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases
The following table presents our U.S. and non-U.S. loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Institutional:
U.S.	$13,884	$10,623
Non-U.S.	4,218	2,654
Commercial real estate:
U.S.	296	209
Total loans and leases	18,398	13,486
Allowance for loan losses	(34)	(28)
Loans and leases, net of allowance for loan losses	$18,364	$13,458
Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q, and in note 5 to the consolidated financial statements included in our 2013 Form 10-K.
The increase in loans in the institutional segment presented in the preceding table was mainly related to higher levels of short-duration advances and our continued investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans, that we began in 2013.
The increase in the commercial real estate, or CRE, segment resulted from additional borrowings under a revolver credit facility related to development of the underlying collateral, composed of residential and commercial land, in preparation for its sale. These CRE loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy.
Aggregate short-duration advances to our clients included in the institutional segment were $5.39 billion and $2.45 billion as of September 30, 2014 and December 31, 2013, respectively. Senior secured bank loans are more fully described below.
As of September 30, 2014 and December 31, 2013, our investment in senior secured bank loans totaled approximately $1.72 billion and $724 million, respectively. In addition, we had binding unfunded commitments as of September 30, 2014 totaling $160 million to participate in such syndications. We expect to increase our level of participation in these loan syndications in future periods.
These loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 95% of the loans rated “BB” or “B” as of September 30, 2014, compared to 94% as of as of December 31, 2013. We limit our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

investment to larger, more liquid credits underwritten by major global financial institutions, we apply our internal credit analysis process to each potential investment, and we diversify our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of September 30, 2014, our allowance for loan losses included approximately $22 million related to these senior secured bank loans.
As of September 30, 2014 and December 31, 2013, unearned income deducted from our investment in leveraged lease financing was $115 million and $121 million, respectively, for U.S. leases and $268 million and $298 million, respectively, for non-U.S. leases.
As of both September 30, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of CRE loans which were modified in troubled debt restructurings. No impairment loss was recognized upon restructuring of the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. No loans were modified in troubled debt restructurings in the first nine months of 2014 or in all of 2013.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2014	2013
Allowance for loan losses:
Beginning balance	$28	$22
Provision for loan losses:
Institutional	6	—
Ending balance	$34	$22
The provision of $6 million recorded in the nine months ended September 30, 2014 was composed of a provision of $16 million associated with senior secured bank loans, offset by a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality.
As of September 30, 2014, approximately $22 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial and financial loans in the institutional segment.

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
The following table presents our cross-border outstandings in countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated. The aggregate of the total cross-border outstandings presented in the table represented approximately 16% and 19% of our consolidated total assets as of September 30, 2014 and December 31, 2013, respectively.

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2014
United Kingdom	$14,516	$2,495	$17,011
Australia	6,819	1,004	7,823
Netherlands	5,124	514	5,638
Japan	4,598	565	5,163
Germany	3,823	494	4,317
Canada	3,091	824	3,915
December 31, 2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050
Aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated total assets totaled approximately $2.25 billion to Ireland and $2.23 billion to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Luxembourg as of September 30, 2014, and approximately $1.85 billion to China as of December 31, 2013.
The following table presents our cross-border outstandings in Italy, Ireland, Spain and Portugal as of the dates indicated:

(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2014
Ireland	$566	$1,687	$2,253
Italy	988	10	998
Spain	173	94	267
Portugal	73	—	73
December 31, 2013
Italy	$763	$2	$765
Ireland	369	304	673
Spain	271	11	282
Portugal	78	—	78
The aggregate cross-border exposures presented in the table above consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any provisions for loan losses with respect to any of our exposure in these countries as of September 30, 2014.
Risk Management
General
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-
liability management, and which consists primarily of interest-rate risk; and

•	business risk, including reputational, fiduciary and business conduct risk.
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in our 2013 Form 10-K.
The scope of our business requires that we balance these risks with a comprehensive and well-

integrated risk management function. The identification, assessment, monitoring, mitigation and reporting of risks are essential to our financial performance and successful management of our businesses. These risks, if not effectively managed, can result in losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return.
Our objective is to optimize our return while operating at a prudent level of risk. In support of this objective, we have instituted a risk appetite framework that aligns our business strategy and financial objectives with the level of risk that we are willing to incur.
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
The risk appetite framework describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our risk appetite framework, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” in Management's Discussion

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and Analysis included under Item 7 in our 2013 Form 10-K.
The following table provides a reference to the disclosures about our management of significant risks provided herein.

Form 10-Q Page Number
Governance and Structure	39
Credit Risk Management	43
Liquidity Risk Management	48
Operational Risk Management	52
Market Risk Management	56
Business Risk Management	63

Governance and Structure
We have an approach to risk management that involves all levels of management, from the Board and its committees, including its Risk and Capital Committee, referred to as the RCC, its Examining & Audit Committee, referred to as the E&A Committee, and its Technology Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Legal, Compliance, Finance and Vendor

Management, provide the second line of defense; and Corporate Audit, which assesses the effectiveness of the first two lines of defense.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee		Business Conduct Review Committee		Technology and Operational Risk Committee

Risk Committees:

Asset-Liability Committee	Credit Risk and Policy Committee	Fiduciary Review Committee	Operational Risk Committee		Technology Risk Governance Committee

Trading and Markets Risk Committee	Basel/ICAAP Oversight Committee	New Business and Product Committee		Business Continuity Executive Committee	Executive Information Steering Committee

Country Risk Committee	Securities Finance Risk Management Committee	Compliance and Ethics Committee		Vendor Management Steering Committee	Access Control Board

Recovery and Resolution Planning Executive Steering Group	Model Risk Committee

CCAR Steering Committee
Enterprise Risk Management
The goal of ERM is to ensure that risks are proactively identified, well-understood and prudently managed in support of our business strategy. ERM provides risk oversight, support and coordination to allow for the consistent identification, measurement and management of risks across business units separate from the business units' activities, and is responsible for the formulation and maintenance of corporate-wide risk management policies and guidelines. In addition, ERM establishes and reviews limits and, in collaboration with business unit management, monitors key risks. Ultimately, ERM works to validate that risk-taking occurs within the risk appetite statement approved by the Board and conforms to associated risk policies, limits and guidelines.
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
Sitting on top of this three-dimensional organization structure is a centralized group responsible for the aggregation of risk exposures across the vertical, horizontal and regional dimensions, for consolidated reporting, for setting the corporate-level risk appetite framework and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

associated limits and policies, and for dynamic risk assessment across State Street.
Board Committees
The Board of Directors has three committees which assist it in discharging its responsibilities with respect to risk management: the RCC, the E&A Committee and the Technology Committee.
The RCC is responsible for oversight related to our assessment and management of risk, including credit, liquidity, operational, fiduciary, market, including interest-rate, and business risks and related policies. In addition, the RCC provides oversight on strategic capital governance principles and controls, and monitors capital adequacy in relation to risk. The RCC is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements. Our Chief Financial Officer, or CFO, and our CRO, as well as other members of senior management, attend meetings of the RCC.
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
Executive Management Committees
The Management Risk and Capital Committee, referred to as MRAC, is the senior management decision-making body for risk and capital issues, and oversees our financial risks, our consolidated statement of condition, and our capital adequacy, liquidity and recovery and resolution planning. Its responsibilities include:

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
The Business Conduct Review Committee, referred to as the BCRC, provides additional risk governance and leadership, by overseeing State Street's business practices in terms of their compliance with law, regulation and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CRO and our Chief Legal Officer.
The Technology and Operational Risk Committee, referred to as TORC, oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by our CRO and our Head of Global Operations and Technology. TORC may meet jointly with MRAC periodically to review or approve common areas of interest such as risk frameworks and policies.
Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:
MRAC

•
The Asset-Liability Committee, referred to as ALCO, oversees the management of our consolidated statement of condition and the management of our global liquidity, our interest-rate risk, and our non-traded market risk positions, as well as the business activities of our Global Treasury group and the risks associated with the generation of net interest revenue and overall balance sheet management. ALCO’s roles and responsibilities are designed to work

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

complementary to, and be coordinated with, MRAC, which approves our corporate risk appetite and associated balance sheet strategy. ALCO is chaired by our Treasurer and reports directly into MRAC;

•
The Credit Risk and Policy Committee has primary responsibility for the oversight and review of credit and counterparty risk across business units, as well as oversight, review and approval of the credit risk guidelines; the Committee consists of senior executives within ERM, including the CRO, and reviews policies and guidelines related to all aspects of our business which give rise to credit risk; State Street business units are also represented on the Credit Risk and Policy Committee; credit risk policies and guidelines are reviewed periodically, but at least annually;

•
The Trading and Markets Risk Committee, referred to as the TMRC, reviews the effectiveness of, and approves, the market risk framework at least annually; it is the senior oversight and decision-making committee for risk management within our global markets and trading-and-clearing businesses; the TMRC is responsible for the formulation of guidelines, strategies and workflows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits and dealing authorities; the TMRC meets regularly to monitor the management of our trading market risk activities;

•
The Basel/ICAAP Oversight Committee reviews and assesses compliance with regulatory capital rules, and oversees initiatives related to the development and enhancement of relevant reporting capabilities;

•	The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks;

•	The Securities Finance Risk Management Committee oversees the risks in our securities finance business, including collateral and margin policies;

•	The Recovery and Resolution Planning Executive Steering Group oversees the development of recovery and resolution plans as required by banking regulators;

•	The Model Risk Committee, referred to as the MRC, provides recommendations concerning technical modeling issues and oversees the validation of financial models utilized by our business units; and

•
The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with the Federal Reserve's CCAR process and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario.

BCRC

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

•	The Compliance and Ethics Committee provides review and oversight of State Street's compliance programs, including its culture of compliance and high standards of ethical behavior.
TORC

•	The Technology Risk Governance Committee provides regular reporting to TORC and escalates technology risk issues to TORC, as appropriate;

•
The Business Continuity Executive Committee reviews overall business continuity program performance, ensures executive accountability for compliance with the business continuity program and standards, and reviews and approves major changes or exceptions to program policy and standards;

•
The Executive Information Steering Committee is responsible for managing the Enterprise Information Security posture and program, provides enterprise-wide oversight of the Information Security Program to ensure that controls are measured and managed, and serves as an escalation point for issues identified during the execution of information technology activities and risk mitigation;

•	The Vendor Management Steering Committee provides oversight over the vendor management program, approves

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

policies, and serves as an escalation path for program compliance exceptions;

•	The Access Control Board establishes and provides appropriate governance and controls over State Street's access control security framework; and

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

Credit Risk Management
Core Policies and Principles
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions.
We distinguish between three major types of credit risk:

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

▪	Settlement risk - the risk that the settlement or clearance of transactions will fail, which arises whenever the exchange of cash, securities and/or other assets is not simultaneous.
The acceptance of credit risk by State Street is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:

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
Our corporate policies and guidelines require that the business units which engage in activities that give rise to credit and counterparty risk comply with procedures that promote the extension of credit for legitimate business purposes; are consistent with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

maintenance of proper credit standards; limit credit-related losses; and are consistent with our goal of maintaining a strong financial condition.
Structure and Organization
The Credit Risk Management group, an integral part of ERM, is responsible for the assessment, approval and monitoring of all types of credit risk across State Street. The group is managed centrally, and has dedicated teams in a number of locations worldwide, across our businesses. The Credit Risk Management group is responsible for all requisite policies and procedures, and for State Street’s advanced internal credit-rating systems and methodologies. In addition, the group, in conjunction with the appropriate business units, establishes appropriate measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual industries, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
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
The previously described Credit Risk and Policy Committee (refer to "Risk Committees" in this Management's Discussion and Analysis) has primary responsibility for the oversight, review and approval of the credit risk guidelines and policies. Credit risk guidelines and policies are reviewed periodically, but at least annually.
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
All risk-rating methodologies are approved by the Credit Risk and Policy Committee, after completion of internal model validation processes, and are subject to an annual review, including re-validation.
We generally rate our counterparties individually, although certain portfolios defined by us as low-risk are rated on a pooled basis. We evaluate and rate the credit risk of our counterparties on an ongoing basis.
Risk Parameter Estimates
Our internal risk-rating system promotes a clear and consistent approach to the determination of appropriate credit risk classifications for all of our credit counterparties and exposures, tracking the changes in risk associated with these counterparties and exposures over time. This capability enhances our ability to more accurately calculate both risk exposures and capital, enabling better strategic decision making across the organization.
We use credit risk parameter estimates for the following purposes:

•
The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for all products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;

•	The use of an automated process for limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

based on the counterparty’s probability-of-default, or PD, rating class;

•
The development of approval authority matrices based on PD; riskier counterparties with higher ratings require higher levels of approval for a comparable PD and limit size compared to less risky counterparties with lower ratings;

•	The analysis of risk concentration trends using historical PD and exposure-at-default, or EAD, data;

•	The standardization of rating integrity testing by the Global Counterparty Review group using rating parameters;

•
The determination of the level of management review of short-duration advances depending on PD; riskier counterparties with higher rating class values generally trigger higher levels of management escalation for comparable short-duration advances compared to less risky counterparties with lower rating-class values;

•	The monitoring of credit facility utilization levels using EAD values and the identification of instances where counterparties have exceeded limits;

•	The aggregation and comparison of counterparty exposures with risk appetite levels to determine if businesses are maintaining appropriate risk levels; and

•	The determination of our regulatory capital requirements for the advanced internal ratings-based approach provided in the Basel framework.
Credit Risk Mitigation
We seek to limit our credit exposure and reduce our potential credit losses through various types of risk mitigation. In our day-to-day management of credit risks, we utilize and recognize the following types of risk mitigation.

•
Collateral. In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, this collateral is typically in the form of cash and securities (government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. In all instances, collateral serves to reduce the risk of loss inherent in an exposure by improving the prospect of recovery in the event of a counterparty default. While collateral is often an alternative source of repayment, it generally does not replace the requirement within our policies and guidelines for high-quality underwriting standards.
Our credit risk guidelines require that the collateral we accept for risk mitigation purposes is of high quality, can be reliably valued and can be liquidated if or when required. Generally, when collateral is of lower quality, more difficult to value or more challenging to liquidate, higher discounts to market values are applied for the purposes of measuring credit risk. For certain less liquid collateral, longer liquidation periods are assumed when determining the credit exposure.
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

•
Netting. Netting is a mechanism that allows institutions and counterparties to net offsetting exposures and payment obligations against one another through the use of qualifying master netting agreements. A master netting agreement allows the netting of rights and obligations arising under derivative or other transactions that have been entered into under such an agreement upon the counterparty’s default, resulting in a single net claim owed by, or to, the counterparty. This is commonly referred to as "close-out netting,” and is pursued wherever possible. We may also enter into master agreements that allow for the netting of amounts payable on a given day and in the same currency, reducing our settlement risk. This is commonly referred to as “payment netting,” and is widely used in our foreign exchange activities.

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
The analysis and approval of credit limits is undertaken in a consistent manner across all of our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying trading-related exposures are assessed and measured on both a gross and net basis, with net exposure determined by deducting the value of collateral. In nearly all instances, credit limit approvals, for all business units and products within State Street, are undertaken by the Credit Risk Management group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
Credit limits are re-evaluated annually, or more frequently as needed, and are revised periodically on prevailing and anticipated market conditions, changes in counterparty or country-specific credit ratings and outlook, changes in State Street's risk appetite for certain counterparties, sectors or countries, and enhancements to the measurement of credit utilization.

Reporting
Ongoing active monitoring and management of our credit risk is an integral part of our credit risk management framework. We maintain management information systems to identify, measure, monitor and report credit risk across businesses and legal entities, enabling ERM and our businesses to have timely access to accurate information on all credit limits and exposures. Monitoring is performed along the dimensions of counterparty, industry, country and product-specific risks to facilitate the identification of concentrations of risk and emerging trends.
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
The Global Credit Review group, referred to as GCR, maintains primary responsibility for State Street’s watch list processes, and generates a monthly report of all watch list counterparties. The watch list is reviewed monthly in recurring meetings conducted by GCR with participation from the business units, senior ERM staff, and representatives from our corporate finance and legal groups as appropriate. These meetings include a review of all individual watch list counterparties, together with credit limits and prevailing exposures, and are solely focused on actions to contain, reduce or eliminate the risk of loss to State Street. Any identified actions are documented and monitored.
Controls
GCR provides a separate level of surveillance and oversight over the integrity of State Street’s internal risk-rating system, by providing a separate review of all ratings processes. As a critical function, GCR is subject to oversight by the Credit Risk and Policy Committee, and provides periodic updates to the Board’s RCC. GCR reviews all counterparty credit ratings for all sectors on an ongoing basis.
Specific activities of GCR include the following:

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

•	Identification and monitoring of developing counterparty, market and/or industry sector trends to limit risk of loss and protect capital;

•	Maintenance of risk-rating system integrity through testing of ratings;

•	Regular and formal reporting of reviews, including findings and requisite actions to remedy identified deficiencies;

•	Allocation of resources for specialized risk assessments (on an as-needed basis);

•	Assessment of the appropriate level of the allowance for loan and lease losses; and

•	Liaison with auditors and regulatory personnel on matters relating to risk rating, reporting, and measurement.
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

•	A separate model validation function designed to verify that models are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

theoretically sound, performing as expected, and are in line with their design objectives.
Governance
Model risk is overseen at the corporate level by our Board and senior management. Models used in risk management can only be deployed for use after receiving a satisfactory validation review and being granted approval by the appropriate corporate oversight committee.
The MRC, which is composed of senior staff with technical expertise, reports to MRAC, and formally recommends proposed findings with respect to modeling weaknesses or deficiencies. Proposed findings are brought to the MRC by the Model Validation Group, referred to as MVG, for discussion. MVG is part of Model Risk Management within ERM. The most material findings may preclude a model’s deployment and use; other findings may require resolution by specified deadlines.
ERM’s Model Risk group is responsible for defining the corporate-wide model risk governance framework, and maintains policies that achieve the framework’s objectives. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model risk reporting, model performance monitoring, tracking of new model development status, and committee-level review and challenge.
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
Model Validation
MVG separately validates models through a review that assesses the soundness and suitability of data inputs, methodologies, assumptions, coding and model outputs. Model validation also encompasses an assessment of a model’s potential limitations given its particular assumptions or deficiencies. MVG maintains a model risk-rating system, which assigns a risk rating to each model based on the severity of review findings. These ratings aid in the understanding and reporting of model risk across the model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to separate review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts model validation and prepares findings. These proposed findings are then discussed with and formally recommended by the MRC. Finally, model usage decisions, made by the appropriate corporate oversight committee, are influenced by the model findings.
Reserve for Credit Losses
We maintain an allowance for loan losses to support our on-balance sheet credit exposures. We also maintain a reserve for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the reserve for credit losses. Review and evaluation of the adequacy of the reserve for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and economic conditions and their effect on our counterparties. Additional information about the allowance for loan losses is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
Liquidity Risk Management
Liquidity risk is defined as the potential that our financial condition or overall viability could be adversely affected by an actual or perceived inability to meet cash and collateral obligations. The goal of liquidity risk management is to maintain, even in the event of stress, our ability to meet our cash and collateral obligations.
Liquidity is managed to meet our financial obligations in a timely and cost-effective manner, as well as maintain sufficient flexibility to fund strategic corporate initiatives as they arise. Our effective management of liquidity involves the assessment of the potential mismatch between the future cash demands of our clients and our available sources of cash under both normal and adverse economic and business conditions.
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of overnight interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of September 30, 2014, the value of the parent company's net liquid assets totaled $4.15 billion, compared with $4.42 billion as of December 31, 2013.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers State Street's overall liquidity as of September 30, 2014 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan, and routine management reporting to ALCO and the Board's RCC.
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

Contingency Funding Plans, or CFPs, are designed to assist senior management with decision-making associated with any contingency funding response to a possible or actual crisis scenario. The CFPs define roles, responsibilities and management actions to be taken in the event of deterioration of our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which generally consists of unencumbered highly liquid securities, cash and cash equivalents carried in our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the high-quality liquid assets under the U.S. liquidity coverage ratio. The following table presents the components of our asset liquidity balance as of the dates, or for the periods, indicated:

(In millions)	September 30, 2014	December 31, 2013
Asset Liquidity:
Highly liquid short-term investments(1)	$86,946	$64,257
Investment securities	27,455	22,322
Total	$114,401	$86,579

	Nine Months Ended September 30,
(In millions)	2014	2013
Average Asset Liquidity:
Highly liquid short-term investments(1)	$50,045	$28,033
Investment securities	22,630	26,475
Total	$72,675	$54,508

(1) Composed of interest-bearing deposits with banks.
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of September 30, 2014, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $74.57 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $51.03 billion as of December 31, 2013. The increase in investment securities presented in the table was mainly associated with our repositioning of the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2014 and December 31, 2013, State Street Bank had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other high-quality investment securities. The aggregate fair value of those securities was $62.89 billion as of September 30, 2014, compared to $66.16 billion as of December 31, 2013. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $24.15 billion and $21.30 billion as of September 30, 2014 and December 31, 2013, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2014, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
For the past several years, we have experienced higher client deposit inflows toward the end of the quarter or the end of the year. As a result, average client deposit balances are deemed to be more reflective of ongoing funding than period-end balances. The following table presents client deposit balances as of the dates and for the periods indicated:

			Average Balance
	September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Client deposits(1)	$200,098	$154,199	$164,706	$140,861

(1) Balance as of September 30, 2014 excluded term wholesale certificates of deposit, or CDs, of $7.87 billion; average balances for the nine months ended September 30, 2014 and September 30, 2013 excluded average CDs of $5.19 billion and $3.35 billion, respectively.
Short-Term Funding:
Our corporate commercial paper program, under which we can issue up to $3.0 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $2.40 billion of commercial paper outstanding as of September 30, 2014, compared to $1.82 billion as of December 31, 2013.
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

Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. The balances associated with this activity are generally stable, as they represent a collateralized cash investment option for our investment servicing clients. These balances were $9.39 billion and $7.95 billion as of September 30, 2014 and December 31, 2013, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $716 million as of September 30, 2014, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2014, there was no balance outstanding on this line of credit.
Long-Term Funding:
As of September 30, 2014, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of September 30, 2014, $4.1 billion was available for issuance pursuant to this authority. As of September 30, 2014, State Street Bank also had Board authority to issue up to $1.5 billion of subordinated debt, incremental to subordinated debt outstanding as of the same date. As of September 30, 2014, $500 million was available for issuance pursuant to this authority.
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
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; relative market position, strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; strong liquidity monitoring

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

procedures; and preparedness for current or future regulatory developments. High ratings limit borrowing costs and enhance our liquidity by providing assurance for unsecured funding and depositors, increasing the potential market for our debt and improving our ability to offer products, serve markets, and engage in transactions in which clients value high credit ratings. A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital markets, which could increase the related cost of funds. In turn, this could cause the sudden and large-scale withdrawal of unsecured deposits by our clients, which could lead to draw-downs of unfunded commitments to extend credit or trigger requirements under securities purchase commitments; or require additional collateral or force terminations of certain trading derivative contracts.
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

(In millions)	September 30, 2014	December 31, 2013
Additional collateral or termination payments for a one- or two-notch downgrade	$12	$7
Liquidity Coverage Ratio
On September 3, 2014, U.S. banking regulators issued a final rule to implement the Basel Committee's LCR in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from idiosyncratic or market stress, and improve the measurement and management of liquidity risk. The LCR final rule is largely similar to the proposed rule issued by U.S. banking regulators in October 2013, and maintains many of the more stringent requirements compared to the Basel Committee’s LCR.
The LCR measures an institution’s high-quality liquid assets, or HQLA, against its net cash outflows.

The LCR will be phased in, as originally proposed, beginning on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.
State Street will be required to report its LCR to the Federal Reserve, first on a monthly basis beginning in January 2015, with daily reporting required beginning in July 2015.
The LCR final rule is largely similar to the proposed rule issued by U.S. banking regulators in October 2013; however, the final rule contains several changes and clarifications, including revisions to the definition of operational deposits and more favorable FX netting treatment, both of which we expect to benefit our LCR ratio, and the exclusion of deposits of non-regulated funds, which we expect to negatively affect our LCR ratio.
Net Stable Funding Ratio
In October 2014, the Basel Committee issued final guidance with respect to the Net Stable Funding Ratio, or NSFR. The NSFR will require banking organizations to maintain a stable funding profile relative to the composition of their assets and off-balance sheet activities. The NSFR limits over-reliance on short-term wholesale funding, encourages better assessment of funding risk across all on- and off-balance sheet exposures, and promotes funding stability. The final guidance establishes a one-year liquidity standard representing the proportion of long-term assets funded by long-term stable funding, with the NSFR scheduled to become a minimum standard beginning on January 1, 2018.
We are reviewing the specifics of the final guidance and will evaluate the U.S. implementation of this standard to analyze the impact and develop strategies for compliance. U.S. banking regulators have not yet issued a proposal to implement the NSFR.
Operational Risk Management
Overview
We define operational risk as the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. This definition encompasses legal risk and fiduciary risk. We define legal risk as the risk of loss resulting from failure to comply with laws, contractual obligations or prudent business practices, often in the form of litigation or fines. We define fiduciary risk as the failure to properly exercise discretion when acting on behalf of our clients, or not properly monitoring or controlling the exercise of discretion by a third party.
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
We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.
Governance
Our Board is responsible for the approval and oversight of our overall operational risk framework. It does so through its RCC, which reviews our operational risk framework and approves our operational risk policy annually.
Our operational risk policy establishes our approach to our management of operational risk across State Street. The policy identifies the responsibilities of individuals and committees charged with oversight of the management of operational risk, and articulates a broad mandate that supports implementation of the operational risk framework.
ERM and other control groups provide the oversight, validation and verification of the management and measurement of operational risk. Our CRO, who leads ERM, manages the day-to-day oversight.
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
Consistency and Transparency
A number of corporate control functions are directly responsible for implementing and assessing various aspects of State Street's operational risk framework, with the overarching goal of consistency and transparency to meet the evolving needs of the business:

•
The global head of Operational Risk, a member of the CRO’s executive management team, leads ERM’s corporate Operational Risk Management group, referred to as ORM. ORM is responsible for the strategy, evolution and consistent implementation of our operational risk guidelines, framework and supporting tools across State Street. ORM reviews and analyzes operational key risk information, events, metrics and indicators at the business unit and corporate level for purposes of risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

management, reporting and escalation to the CRO, senior management and governance committees;

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
Risk Identification, Assessment and
Measurement
The objective of risk identification, assessment and measurement is to understand business unit strategy, risk profile and potential exposures. It is achieved through a series of risk assessments across State Street using techniques for the identification, assessment and measurement of risk across a spectrum of potential frequency and severity combinations. Three primary risk assessment programs, which occur annually, augmented by other business-specific programs, are the core of this component:

•
The Risk and Control Self-Assessment program, referred to as the RCSA, seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from these activities. These risks are typically frequent in nature but generally not severe in terms of exposure;

•
The Material Risk Identification program is specifically designed to consider risks that could have a material impact irrespective of their likelihood or frequency. This can include risks that may have an impact on longer-term business objectives, such as significant change management activities or long-term strategic initiatives;

•
The Scenario Analysis program focuses on the set of risks with the highest severity and most relevance from a capital perspective. These are generally referred to as “tail risks," and serve as important benchmarks for our loss distribution approach model (see below); they also provide inputs into stress testing; and

•	Business-specific programs to identify, assess and measure risk, including new business and product review and approval, new client screening, and, as deemed appropriate, targeted risk assessments.
The primary measurement tool used is an internally developed loss distribution approach model, referred to as the LDA model. We use the LDA model to quantify required operational risk capital, from which we calculate risk-weighted assets related to operational risk. Such risk-weighted assets totaled $35.96 billion as of September 30, 2014; refer to the "Capital" section of this Management's Discussion and Analysis.
The LDA model incorporates the four required operational risk elements described below:

•
Internal loss event data is collected from across State Street in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events. We categorize the data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a Unit of Measure, referred to as a UOM, which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, which stores the data in a Loss Event Data Repository, referred to as the LEDR, to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides State Street-specific frequency and severity information to our capital calculation process for historical loss events experienced by State Street.

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

•
Scenario analysis workshops are conducted annually across State Street to inform management of the less frequent but most severe, or “tail,” risks that the organization faces. The workshops are attended by senior business unit managers, other support and control partners and business-aligned risk-management staff. The workshops are designed to capture information about the significant risks and to estimate potential exposures for individual risks should a loss event occur. Workshops are aligned with specific UOMs and business units where appropriate. The results of these workshops are used to benchmark our LDA model results to determine that our calculation of required capital considers relevant risk-related information.

Business environment and internal control factors, referred to as BEICFs, are gathered as part of our scenario analysis program to inform the scenario analysis workshop participants of internal loss event data and business-relevant metrics, such as RCSA results, along with industry loss event data and case studies where appropriate. BEICFs are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk. The use of this information indirectly influences our calculation of required capital by providing additional relevant data to workshop participants when reviewing specific UOM risks.
Monitoring
The objective of risk monitoring is to proactively monitor the changing business environment and corresponding operational risk exposure. It is achieved through a series of quantitative and qualitative monitoring tools that are designed to allow us to understand changes in the business environment, internal control factors, risk metrics, risk assessments, exposures and operating effectiveness, as well as details of loss events and progress on risk initiatives implemented to mitigate potential risk exposures.

Effectiveness and Testing
The objective of effectiveness and testing is to verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively. It is achieved through a series of assessments by both internal and external parties, including Corporate Audit, independent registered public accounting firms, business self-assessments and other control function reviews, such as a Sarbanes-Oxley testing program.
Consistent with our standard model validation process, the operational risk LDA model is subject to a detailed review, overseen by the MRC. In addition, the model is subject to a rigorous internal governance process. All changes to the model or input parameters, and the deployment of model updates, are reviewed and approved by the Operational Risk Committee, which has oversight responsibility for the model, with technical input from the MRC.
Reporting
Operational risk reporting is intended to provide transparency, thereby enabling management to manage risk, provide oversight and escalate issues in a timely manner. It is designed to allow the business units, executive management, and the Board's control functions and committees to gain insight into activities that may result in risks and potential exposures. Reports are intended to identify business activities that are experiencing processing issues, whether or not they result in actual loss events. Reporting includes results of monitoring activities, internal and external examinations, regulatory reviews, and control assessments. These elements combine in a manner designed to provide a view of potential and emerging risks facing State Street and information that details its progress on managing risks.
Documentation and Guidelines
Documentation and guidelines allow for consistency and repeatability of the various processes that support the operational risk framework across State Street.
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
Information about the market risk associated with our trading activities is provided below under “Trading Activities.” Information about the market risk associated with our non-trading activities, which consists primarily of interest-rate risk, is provided below under “Asset-and-Liability Management Activities.”
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2014, the aggregate notional amount of these derivative contracts was $1.32 trillion, of which $1.31 trillion was composed of foreign exchange forward, swap and spot contracts. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. Our Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The previously described TMRC (refer to "Risk Committees" in this Management's Discussion and Analysis) oversees all market risk-taking activities across State Street associated with trading. The TMRC, which reports to MRAC, is composed of members of ERM, our global markets business and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge and expertise. The TMRC meets regularly to monitor the management of our trading market risk activities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Covered Positions
Our trading positions are subject to regulatory market risk capital requirements if they meet the regulatory definition of a “covered position.” A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, including foreign exchange or commodity positions, and excluding intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. The identification of covered positions for inclusion in our market risk capital framework is governed by our covered positions policy, which outlines the standards we use to determine whether a trading position is a covered position.
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
Value-at-Risk
VaR measures are based on the most recent two years of historical price movements for instruments and related risk factors to which we have exposure. The instruments in question are limited to foreign exchange spot, forward and options contracts and interest-rate contracts, including futures and interest-rate swaps. Historically, these instruments have exhibited a higher degree of liquidity relative to other available capital markets instruments. As a result, the VaR measures shown reflect our ability to rapidly adjust exposures in highly dynamic markets. For this reason, risk inventory, in the form of net open positions, across all currencies is typically limited. In addition, long and short positions in major, as well as minor, currencies provide risk offsets that limit our potential downside exposure.
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
We calculate a stressed VaR-based measure using the same model we use to calculate VaR, but with model inputs calibrated to historical data from a range of continuous twelve-month periods that reflect significant financial stress. The stressed VaR model identifies the second-worst outcome occurring in the worst continuous one-year rolling period since July 2007. This stressed VaR meets the regulatory requirement as the rolling ten-day period with an outcome that is worse than 99% of other outcomes during that twelve-month period of financial stress. For each portfolio, the stress period is determined algorithmically by seeking the one-year time horizon that produces the largest ten-business-day VaR from within the available historical data. This historical data set includes the financial crisis of 2008, the highly volatile period surrounding the Eurozone sovereign debt crisis and the Standard & Poor's downgrade of U.S. Treasury debt in August 2011. As the historical data set used to determine the stress period expands over time, future market stress events will be automatically incorporated.
The sixty-day moving average of our stressed VaR-based measure was approximately $32 million for the twelve months ended September 30, 2014, compared to a sixty-day moving average of $38 million for the twelve months ended June 30, 2014, and approximately $27 million for the twelve months ended September 30, 2013.
The increase in the sixty-day moving average of our stressed VaR measure for the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013 was due primarily to increases in our exposures to basis risk in currencies that trade both on-shore and off-shore. As described following the VaR and stressed-VaR tables under "Market Risk Reporting," we changed our stressed-VaR model to reflect such exposure as of

July 1, 2013, and as a result, the averages for the two periods are not directly comparable.
The decline in the sixty-day moving average of our stressed VaR-based measure for the twelve months ended September 30, 2014 compared to the twelve months June 30, 2014 was due primarily to lower interest-rate curve exposures in emerging markets currencies.
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
Validation and Back-Testing
We perform daily back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to actual Profit-and-Loss outcomes, referred to as P&L, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We experienced no back-testing exceptions in the first nine months of 2014. We experienced one back-testing exception in the first nine months of 2013, which occurred in the third quarter of 2013. The trading P&L that day exceeded the VaR based on the prior day’s closing positions, following larger-than-usual moves in several emerging market currencies and U.S. interest rates.
Our market risk models are governed by our model risk governance guidelines, in conformity with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Our market risk models are subject to regular review and validation by MVG within ERM and overseen by the MRC. The MRC includes members with expertise in modeling methodologies and has representation from the various business units throughout State Street. Additional information about the MRC and MVG is provided under “Credit Risk - Model Risk Management” in this Disclosure.

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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the nine months ended September 30, 2014 and 2013, and as of September 30, 2014 and December 31, 2013, as measured by our VaR methodology.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			As of September 30, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Foreign exchange	$6,475	$12,327	$2,273	$6,569	$22,835	$1,626	$6,232	$5,463
Money market/Global Treasury	47	62	12	108	559	24	38	58
Total VaR	$6,455	$12,283	$2,262	$6,530	$22,834	$1,641	$6,193	$5,441

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			As of September 30, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Foreign exchange	$33,168	$64,510	$15,625	$21,361	$43,984	$4,933	$36,363	$30,338
Money market/Global Treasury	162	572	41	280	1,075	56	111	280
Total Stressed VaR	$33,112	$64,409	$15,495	$21,252	$43,765	$4,889	$36,339	$30,403
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
The decrease in the maximum VaR measure for foreign exchange for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was the result of declining market volatility, particularly foreign exchange volatility.
The increases in the average stressed-VaR measures for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted from the model changes, described below, that we implemented beginning on July 1,

2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange rates, interest rates and volatility as of September 30, 2014 and December 31, 2013. The totals of the VaR and stressed-VaR measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

VaR - COVERED PORTFOLIOS (TEN-DAY VaR)	As of September 30, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$4,927	$3,317	$536	$3,492	$4,561	$306
Money market/Global Treasury	41	4	—	46	52	—
Total VaR	$4,884	$3,318	$536	$3,457	$4,577	$306

STRESSED VaR - COVERED PORTFOLIOS (TEN-DAY VaR)(1)	As of September 30, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange	Interest Rate	Volatility	Foreign Exchange	Interest Rate	Volatility
By component:
Foreign exchange/Global Markets	$14,975	$31,964	$934	$8,788	$37,030	$345
Money market/Global Treasury	121	25	—	119	299	—
Total Stressed VaR	$14,808	$31,935	$934	$8,845	$36,949	$345

(1) For purposes of risk attribution by component, foreign exchange refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these foreign exchange instruments is included in the interest-rate risk component.
Total stressed VaR as of September 30, 2014 increased compared to December 31, 2013, as presented in the foregoing table of period-end total stressed-VaR measures. However, the stressed VaR attributable to interest rates as of September 30, 2014, presented in the table above, declined compared to December 31, 2013, while the stressed VaR attributable to foreign exchange as of
September 30, 2014, presented in the table above, increased in the same comparison.
This relationship reflected slightly lower basis risk arising from on-shore/off-shore positions in emerging market currencies as of September 30, 2014, a time when our foreign exchange exposure was a more significant component of our stressed-VaR measure compared to our foreign exchange exposure as of December 31, 2013.
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable net interest revenue, referred to as NIR, under varying economic environments, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
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
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, referred to as NIR-at-risk, and Economic Value of Equity, referred to as EVE, sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time horizons being modeled.
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
EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market rates of interest. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of +/-200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from borrowers' prepayment opportunities.
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
Both NIR-at-risk and EVE sensitivity results are managed against ALCO-approved limits and guidelines and are monitored regularly, along with other relevant simulations, scenario analyses and stress tests, by both Global Treasury and ALCO. Our ALCO-approved guidelines are, we believe, in line with industry standards and are periodically examined by the Federal Reserve.
As a result of differences in measurement between NIR-at-risk and EVE with respect to certain assumptions, such as the reinvestment of our interest-earning assets, reported results of NIR-at-risk could present an increase in NIR from an increase in rates while EVE presents a loss. Changes in assumptions may result in different outcomes under both NIR-at-risk and EVE. NIR-at-risk depicts the change in the nominal (un-discounted) dollar net interest flows which are generated from the forecast statement of condition over the next twelve months.

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

	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	September 30, 2014		December 31, 2013
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$343	14.3%	$334	14.0%
–100 bps shock	(313)	(13.1)	(261)	(10.9)
+100 bps ramp	137	5.7	126	5.3
–100 bps ramp	(181)	(7.5)	(124)	(5.2)
As of September 30, 2014, NIR sensitivity to an upward-100-basis-point shock in global interest rates was slightly higher compared to such sensitivity as of December 31, 2013, due to a higher level of forecast client deposits. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of September 30, 2014 increased compared to such sensitivity as of December 31, 2013, due to higher levels of forecast client deposits. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as the deposits have no room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.
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

	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	September 30, 2014		December 31, 2013
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,452)	(14.0)%	$(2,359)	(14.9)%
–200 bps shock	1,212	6.9	1,149	7.2
The dollar measure of EVE sensitivity to an upward-200-basis-point shock as of September 30, 2014 worsened compared to December 31, 2013, and the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of September 30, 2014 improved compared to December 31, 2013, with both comparisons due primarily to longer duration associated with the investment portfolio as of September 30, 2014 compared to December 31, 2013.
EVE sensitivity to both a downward-200-basis-point shock and an upward-200-basis-point shock as of September 30, 2014, both as percentages of the total of tier 1 and tier 2 regulatory capital, improved compared to December 31, 2013. These improvements were primarily due to an increase in the total of tier 1 and tier 2 capital as of September 30, 2014 compared to December 31, 2013 (refer to the "Capital - Regulatory Capital" section of this Management's Discussion and Analysis).
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
Internal Capital Adequacy Assessment
Our primary federal banking regulator is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our parent company to maintain its status as a financial holding company. Accordingly, one of our primary goals with respect to capital adequacy is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the Prompt Corrective Action guidelines established by the FDIC. Our capital adequacy program includes our Internal Capital Adequacy Assessment Process, or ICAAP, and associated capital policies.
We consider capital adequacy to be a key element of our financial well-being, which affects our ability to attract and maintain client relationships; operate effectively in the global capital markets; and satisfy regulatory, security holder and shareholder needs. Capital is one of several elements that affect State Street’s debt ratings and the ratings of our principal subsidiaries.
In conformity with our capital policies, we strive to maintain adequate capital, not just at a point in time, but over time and during periods of stress, to account for changes in our strategic direction, evolving economic conditions, and financial and market volatility. We have developed and implemented a corporate-wide ICAAP to assess our overall capital in relation to our risk profile and to provide a comprehensive strategy for maintaining appropriate capital levels. The ICAAP considers material risks under multiple scenarios, with an emphasis on stress scenarios. The ICAAP builds on and leverages existing processes and systems used to measure our capital adequacy. Our ICAAP policy is reviewed and approved by the Board’s RCC.
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
Governance
In order to support integrated decision making, we have identified three management elements to aid in the compatibility and coordination of our capital adequacy strategies and processes:

•	Risk Management - identification, measurement, monitoring and forecasting of different types of risk and their combined impact on capital adequacy;

•	Capital Management - determination of optimal capital levels; and

•	Business Management - strategic planning, budgeting, forecasting, and performance management.
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

MRAC provides oversight of our management of regulatory capital, our capital adequacy with respect to regulatory requirements, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves State Street’s balance sheet strategy and related activities. The Board’s RCC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital.
Regulatory Capital
As of December 31, 2013, we were subject to the generally applicable minimum regulatory capital requirements enforced by U.S. banking regulators, referred to as Basel I. In July 2013, U.S. banking regulators issued a final rule to implement the Basel III framework in the U.S., referred to as the Basel III final rule, provisions of which become effective under a transition timetable which began on January 1, 2014, with full implementation required beginning on January 1, 2019. As provided in the Basel III final rule, banking organizations in their Basel II parallel run were required to complete a superseding parallel run under Basel III.
We were notified by the Federal Reserve on February 21, 2014 that we completed our Basel III parallel run and would be required to begin using the advanced approaches framework provided in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we began to use the advanced approaches framework to calculate and disclose our regulatory capital ratios starting with the second quarter of 2014.
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

			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approach September 30, 2014(1)	Basel III Transitional September 30, 2014(2)	December 31, 2013(3)	Basel III Advanced Approach September 30, 2014(1)	Basel III Transitional September 30, 2014(2)	December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,284	$10,284	$10,280	$10,840	$10,840	$10,786
Retained earnings			14,531	14,531	13,395	9,500	9,500	9,064
Accumulated other comprehensive income (loss)			(264)	(264)	215	(220)	(220)	209
Treasury stock, at cost			(4,785)	(4,785)	(3,693)	—	—	—
Total			19,766	19,766	20,197	20,120	20,120	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,942)	(5,942)	(7,743)	(5,672)	(5,672)	(7,341)
Other adjustments			(43)	(43)	—	(132)	(132)	—
Tier 1 common capital			13,781	13,781	12,454	14,316	14,316	12,718
Preferred stock			1,233	1,233	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(171)	(171)	—	—	—	—
Tier 1 capital			15,318	15,318	13,895	14,316	14,316	12,718
Qualifying subordinated long-term debt			1,738	1,738	1,918	1,754	1,754	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			3	3	(26)	—	—	45
Total capital			$17,534	$17,534	$15,787	$16,070	$16,070	$14,699

Risk-weighted assets:
Credit risk			$67,915	$90,377	$78,864	$60,610	$87,150	$76,197
Operational risk			35,960	NA	NA	35,530	NA	NA
Market risk			4,203	1,423	1,262	3,707	1,423	1,262
Total risk-weighted assets			$108,078	$91,800	$80,126	$99,847	$88,573	$77,459
Adjusted quarterly average assets			$240,529	$240,529	$202,801	$236,340	$236,340	$199,301

Capital Ratios:	Minimum Requirements(5) 2014	Minimum Requirements(6) 2013
Tier 1 common risk-based capital	4.0%	NA	12.8%	15.0%	15.5%	14.3%	16.2%	16.4%
Tier 1 risk-based capital	5.5	4.0%	14.2	16.7	17.3	14.3	16.2	16.4
Total risk-based capital	8.0	8.0	16.2	19.1	19.7	16.1	18.1	19.0
Tier 1 leverage	4.0	4.0	6.4	6.4	6.9	6.1	6.1	6.4

NA: Not applicable.
(1) Tier 1 common capital, tier 1 capital and total capital ratios as of September 30, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2014 was calculated in conformity with the Basel III final rule.
(2) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of September 30, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect tier 1 common, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of September 30, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2014.
(6) Minimum requirements listed, governed by Basel I, are as of December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in State Street's tier 1 and total capital as of September 30, 2014 compared to December 31, 2013 were the result of the first-quarter 2014 issuance of preferred stock, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to-date net income, partly offset by declarations of common and preferred stock dividends and purchases by us of our common stock in the first nine months of 2014.
State Street Bank's tier 1 and total capital increased, the result of the above-described phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to-date net income, partly offset by the payment of dividends by State Street Bank to our parent company in the first nine months of 2014.
The regulatory capital ratios for State Street and State Street Bank as of September 30, 2014, presented in the table above, differ from such ratios as of December 31, 2013. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and risk-weighted assets. As a result, the ratios presented in the table for each period-end are not directly comparable. Beginning with the second quarter of 2014, we used both the advanced approaches provisions in the Basel III final rule, and the provisions of Basel I, to calculate our risk-weighted assets. For the fourth quarter of 2013, we used the provisions of Basel I to calculate our risk-weighted assets.
The regulatory capital ratios as of September 30, 2014 presented in the table above, calculated under the advanced approaches in conformity with the Basel III final rule, reflect calculations and determinations with respect to our capital and related matters as of September 30, 2014, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Tier 1 Common Ratio -
Standardized Approach
The following table presents our tier 1 common ratio as of September 30, 2014, calculated in conformity with the advanced approaches provisions of the Basel III final rule, and our estimated tier 1 common ratio as of September 30, 2014, calculated in conformity with the Basel III standardized approach. The Basel III tier 1 common ratio calculated in conformity with the standardized approach in the Basel III final rule is a preliminary estimate, based on our present interpretations of the Basel III final rule.

September 30, 2014	Basel III Final Rule Advanced Approach(1)	Basel III Final Rule Standardized Approach (Estimated)(2)
(Dollars in millions)
Tier 1 capital	$15,318	$15,318
Less:
Trust preferred capital securities	475	475
Preferred stock	1,233	1,233
Plus other adjustments	171	171
Tier 1 common capital	$13,781	$13,781
Total risk-weighted assets	$108,078	$126,356
Tier 1 common ratio	12.8%	10.9%
Minimum tier 1 common ratio requirement, assuming full implementation on January 1, 2019		4.5
Capital conservation buffer, assuming full implementation on January 1, 2019		2.5
Minimum tier 1 common ratio requirement, including capital conservation buffer, assuming full implementation on January 1, 2019(3)		7.0

(1) The tier 1 common ratio was calculated in conformity with the provisions of the Basel III final rule; refer to previous table.
(2) As of September 30, 2014, for purposes of the calculations completed in conformity with the Basel III final rule, total risk-weighted assets under the standardized approach were calculated using State Street's estimates, based on the provisions of Basel III final rule. This tier 1 common ratio was calculated by dividing tier 1 common capital, calculated in conformity with the provisions of the Basel III final rule, by total risk-weighted assets, calculated in conformity with the standardized approach in the Basel III final rule. This estimated Basel III tier 1 common ratio is preliminary, and is based on our present interpretations of the Basel III final rule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Under the standardized approach, total risk-weighted assets used in the calculation of the estimated tier 1 common ratio increased by $18.28 billion as a result of applying the provisions of the Basel III final rule to total risk-weighted assets of $108.08 billion as of September 30, 2014 calculated in conformity with the advanced approaches provisions of the Basel III final rule.
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
On September 3, 2014, U.S. banking regulators issued a final rule modifying the definition of the denominator of the SLR in a manner consistent with recent changes agreed to by the Basel Committee on Banking Supervision. The revisions to the SLR apply to all banking organizations subject to the advanced approaches provisions of the Basel III final rule, like State Street. Specifically, the SLR final rule modifies the methodology for including off-balance sheet assets, including credit derivatives, repo-style transactions, and lines of credit, in the denominator of the SLR, and requires banking organizations to calculate their total leverage exposure using daily averages for on-balance sheet assets and the average of three month-end calculations for off-balance sheet exposures. Certain public disclosures required by the SLR final rule must be provided beginning with the first quarter of 2015, and the minimum SLR requirement using the SLR final rule’s denominator calculations is effective beginning on January 1, 2018.
Systemically Important Banks
We meet the criteria of a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as

G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer, ranging between 1% and 2.5%, above the Basel III minimum tier 1 common ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2013, the FSB maintained their designation of us as a category-1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change. U.S. banking regulators have not yet issued a proposal to implement the G-SIB capital surcharge.
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
Capital Actions
Preferred Stock
In the first quarter of 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series D preferred stock, in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
In the third quarter of 2014, we declared a dividend on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the first nine months of 2014, we declared aggregate dividends on our Series D preferred stock of $3,130 per share, or approximately $0.78 per depository share, totaling approximately $23 million. We did not declare a dividend on our Series D preferred stock in the first quarter of 2014.
In the third quarter of 2014, we declared a dividend on our non-cumulative perpetual preferred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C), or Series C preferred stock, of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the first nine months of 2014, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.99 per depositary share, totaling approximately $20 million. In the third quarter and first nine months of 2013, dividends on our Series C preferred stock totaled approximately $7 million and $20 million, respectively.
Common Stock
In the third quarter of 2014, under a purchase
program approved by our Board of Directors in March 2014 which authorizes us to purchase up to $1.70 billion of our common stock through March 31, 2015, we purchased approximately 5.8 million shares of our common stock at an average cost of $70.61 per share and an aggregate cost of approximately $410 million. In the first nine months of 2014 we purchased approximately 12.1 million shares of our common stock at an average cost of $67.70 per share and an aggregate cost of approximately $820 million under that program, all in the second and third quarters of 2014. We did not purchase any shares under that program in the first quarter of 2014. As of September 30, 2014, approximately $880 million remained available for purchases of our common stock under the March 2014 program.
In the first quarter of 2014, we completed the $2.10 billion program authorized by the Board in March 2013 by purchasing approximately 6.1 million shares of our common stock, at an average price of $69.14 per share and an aggregate cost of approximately $420 million.
Under both programs, in the nine months ended September 30, 2014, we purchased in the aggregate approximately 18.2 million shares of our common stock at an average per-share cost of $68.18 and an aggregate cost of approximately $1,240 million. Shares acquired under the March 2014 common stock purchase program which remained unissued as of September 30, 2014 were recorded as treasury stock in our consolidated statement of condition as of September 30, 2014.
In the third quarter of 2014, we declared a quarterly common stock dividend of $0.30 per share, totaling approximately $126 million, which was paid in October 2014. In the first nine months of 2014, we declared aggregate quarterly common stock dividends of $0.86 per share, totaling approximately $366 million, compared to aggregate common stock dividends of $0.78 per share, totaling approximately

$350 million, declared in the first nine months of 2013.
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
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period. Economic capital usage is one of several measures used by management and our Board to assess the adequacy of our capital levels in relation to State Street's risk profile. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our capital requirements under different scenarios and stress environments, which could result in a different amount of capital needed to support our business activities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

economics of our business activities, and the effect of strategic and reputational risks.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $340.24 billion as of September 30, 2014, compared to $320.08 billion as of December 31, 2013. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $354.52 billion and $331.73 billion as collateral for indemnified securities on loan as of September 30, 2014 and December 31, 2013, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $354.52 billion as of September 30, 2014 and $331.73 billion as of December 31, 2013 referenced above, $81.87 billion as of September 30, 2014 and $85.37 billion as of December 31, 2013 was invested in indemnified repurchase agreements. We or our agents held $87.19 billion and $91.10 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2014 and December 31, 2013, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2014, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of September 30, 2014.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2014, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,302	$1,211	$3,828	$3,587
Management fees	316	276	908	816
Trading services	278	265	791	858
Securities finance	99	74	331	283
Processing fees and other	17	57	117	167
Total fee revenue	2,012	1,883	5,975	5,711
Net interest revenue:
Interest revenue	671	643	1,976	2,030
Interest expense	101	97	290	312
Net interest revenue	570	546	1,686	1,718
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	—	6	15	11
Losses from other-than-temporary impairment	—	(13)	(1)	(19)
Losses reclassified (from) to other comprehensive income	—	3	(10)	(1)
Gains (losses) related to investment securities, net	—	(4)	4	(9)
Total revenue	2,582	2,425	7,665	7,420
Provision for loan losses	2	—	6	—
Expenses:
Compensation and employee benefits	953	903	3,088	2,855
Information systems and communications	242	235	730	707
Transaction processing services	199	185	583	551
Occupancy	119	113	348	343
Acquisition and restructuring costs	20	30	81	74
Professional services	97	98	318	280
Amortization of other intangible assets	54	53	162	160
Other	208	105	460	376
Total expenses	1,892	1,722	5,770	5,346
Income before income tax expense	688	703	1,889	2,074
Income tax expense	128	163	344	491
Net income	$560	$540	$1,545	$1,583
Net income available to common shareholders	$542	$531	$1,500	$1,557
Earnings per common share:
Basic	$1.28	$1.20	$3.52	$3.46
Diluted	1.26	1.17	3.45	3.40
Average common shares outstanding (in thousands):
Basic	421,974	442,860	426,775	449,742
Diluted	429,736	452,154	434,510	458,392
Cash dividends declared per common share	$.30	$.26	$.86	$.78

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2014	2013
Net income	$560	$540
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($75) and $66, respectively	(591)	326
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($94) and $76, respectively	(140)	111
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $10 and zero, respectively	14	1
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $1, respectively	4	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $37 and ($21), respectively	117	(33)
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $6, respectively	—	1
Other comprehensive income (loss)	(596)	409
Total comprehensive income (loss)	$(36)	$949

	Nine Months Ended September 30,
(In millions)	2014	2013
Net income	$1,545	$1,583
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($38) and ($27), respectively	(518)	23
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $261 and ($402), respectively	425	(642)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($5) and $40, respectively	(9)	61
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $10 and $8, respectively	16	14
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $34 and $38, respectively	56	61
Net unrealized gains (losses) on retirement plans, net of related taxes of ($2) and $12, respectively	18	9
Other comprehensive income (loss)	(12)	(474)
Total comprehensive income	$1,533	$1,109

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2014	December 31, 2013
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$4,146	$3,220
Interest-bearing deposits with banks	86,946	64,257
Securities purchased under resale agreements	2,603	6,230
Trading account assets	1,033	843
Investment securities available for sale	96,552	99,174
Investment securities held to maturity (fair value of $18,865 and $17,560)	18,767	17,740
Loans and leases (less allowance for losses of $34 and $28)	18,364	13,458
Premises and equipment (net of accumulated depreciation of $4,538 and $4,417)	1,911	1,860
Accrued interest and fees receivable	2,318	2,123
Goodwill	5,899	6,036
Other intangible assets	2,121	2,360
Other assets	34,145	25,990
Total assets	$274,805	$243,291
Liabilities:
Deposits:
Noninterest-bearing	$66,134	$65,614
Interest-bearing—U.S.	24,435	13,392
Interest-bearing—non-U.S.	117,399	103,262
Total deposits	207,968	182,268
Securities sold under repurchase agreements	9,385	7,953
Federal funds purchased	17	19
Other short-term borrowings	4,307	3,780
Accrued expenses and other liabilities	22,956	19,194
Long-term debt	9,016	9,699
Total liabilities	253,649	222,913
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,880,120 and 503,882,841 shares issued	504	504
Surplus	9,780	9,776
Retained earnings	14,531	13,395
Accumulated other comprehensive income (loss)	(107)	(95)
Treasury stock, at cost (83,948,535 and 69,754,255 shares)	(4,785)	(3,693)
Total shareholders’ equity	21,156	20,378
Total liabilities and shareholders’ equity	$274,805	$243,291

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,751	$360	45,238	$(1,902)	$20,869
Net income					1,583				1,583
Other comprehensive loss						(474)			(474)
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock - $.78 per share					(350)				(350)
Preferred stock					(20)				(20)
Common stock acquired							23,235	(1,480)	(1,480)
Common stock awards and options exercised, including related taxes of $42		(15)		86			(5,874)	216	302
Other							(12)		—
Balance as of September 30, 2013	$490	503,885	$504	$9,753	$12,963	$(114)	62,587	$(3,166)	$20,430
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					1,545				1,545
Other comprehensive loss						(12)			(12)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.86 per share					(366)				(366)
Preferred stock					(43)				(43)
Common stock acquired							18,187	(1,240)	(1,240)
Common stock awards and options exercised, including income tax benefit of $54		(3)		4			(3,984)	148	152
Other							(8)		—
Balance as of September 30, 2014	$1,233	503,880	$504	$9,780	$14,531	$(107)	83,949	$(4,785)	$21,156

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2014	2013
Operating Activities:
Net income	$1,545	$1,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(17)	77
Amortization of other intangible assets	162	160
Other non-cash adjustments for depreciation, amortization and accretion, net	351	324
(Gains) losses related to investment securities, net	(4)	9
Change in trading account assets, net	(190)	(279)
Change in accrued interest and fees receivable, net	(195)	(124)
Change in collateral deposits, net	(3,533)	(2,765)
Change in unrealized losses on foreign exchange derivatives, net	(2,316)	1,304
Change in other assets, net	1,563	(888)
Change in accrued expenses and other liabilities, net	1,430	(279)
Other, net	240	303
Net cash used in operating activities	(964)	(575)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(22,689)	12,127
Net decrease (increase) in securities purchased under resale agreements	3,627	(811)
Proceeds from sales of available-for-sale securities	8,205	8,090
Proceeds from maturities of available-for-sale securities	28,562	29,540
Purchases of available-for-sale securities	(35,393)	(29,005)
Proceeds from maturities of held-to-maturity securities	2,383	1,474
Purchases of held-to-maturity securities	(3,271)	(6,424)
Net increase in loans	(4,927)	(3,304)
Purchases of equity investments and other long-term assets	(169)	(100)
Divestitures	—	18
Purchases of premises and equipment	(298)	(259)
Other, net	63	84
Net cash (used in) provided by investing activities	(23,907)	11,430
Financing Activities:
Net increase (decrease) in time deposits	6,266	(14,750)
Net increase in all other deposits	19,434	4,768
Net increase in short-term borrowings	1,957	967
Proceeds from issuance of long-term debt, net of issuance costs	—	1,492
Payments for long-term debt and obligations under capital leases	(779)	(127)
Proceeds from issuance of preferred stock	742	—
Proceeds from exercises of common stock options	10	109
Purchases of common stock	(1,240)	(1,480)
Repurchases of common stock for employee tax withholding	(197)	(163)
Payments for cash dividends	(396)	(365)
Net cash provided by (used in) financing activities	25,797	(9,549)
Net increase	926	1,306
Cash and due from banks at beginning of period	3,220	2,590
Cash and due from banks at end of period	$4,146	$3,896

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
Recent Accounting Developments:
In August 2014, the FASB issued an amendment to GAAP that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. The amendment is effective, for State Street, for its annual consolidated financial statements as of December 31, 2016 and interim periods thereafter. Our adoption of the amendment will not have a material effect on our consolidated financial statements.
In June 2014, the FASB issued an amendment to GAAP for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. The amendment requires enhanced disclosure for repurchase agreements and securities lending transactions accounted for as secured borrowings and for certain transfers of financial assets. The amendment is effective, for State Street,

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

beginning on January 1, 2015. Our adoption of the amendment is not expected to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued an amendment to GAAP that provides for a single comprehensive model to be applied in the accounting for revenue arising from contracts with clients. In applying this model, an entity would recognize revenue that represents the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment is effective, for State Street, beginning on January 1, 2017, and must be applied retrospectively. Early adoption is prohibited. We are currently assessing the potential impact of this amendment on our consolidated financial statements.
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

Our level-2 financial assets and liabilities primarily include non-U.S. debt securities carried in trading account assets and various types of fixed-income investment securities available for sale, as well as various types of foreign exchange and interest-rate derivative instruments.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments in the three and nine months ended September 30, 2014 or 2013, respectively.
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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less-liquid markets, and the measurement of their fair value is inherently more difficult. As of September 30, 2014, on a gross basis, we categorized in level 3 approximately 5% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was not significant. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs composed approximately 98% and 2%, respectively, of the total fair value of our investment securities categorized in level 3 as of September 30, 2014.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, separate from the business units that manage the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the nine months ended September 30, 2014 or the year ended December 31, 2013.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of September 30, 2014
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$37	$—	$—		$37
Non-U.S. government securities	479	—	—		479
Other	52	465	—		517
Total trading account assets	568	465	—		1,033
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,139	625	—		10,764
Mortgage-backed securities	—	20,941	260		21,201
Asset-backed securities:
Student loans	—	12,540	266		12,806
Credit cards	—	3,111	—		3,111
Sub-prime	—	997	—		997
Other	—	399	3,944		4,343
Total asset-backed securities	—	17,047	4,210		21,257
Non-U.S. debt securities:
Mortgage-backed securities	—	10,239	—		10,239
Asset-backed securities	—	3,023	424		3,447
Government securities	—	3,613	—		3,613
Other	—	5,551	298		5,849
Total non-U.S. debt securities	—	22,426	722		23,148
State and political subdivisions	—	10,604	41		10,645
Collateralized mortgage obligations	—	4,437	234		4,671
Other U.S. debt securities	—	4,276	8		4,284
U.S. equity securities	—	38	—		38
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	532	—		532
Non-U.S. money-market mutual funds	—	10	—		10
Total investment securities available for sale	10,139	80,938	5,475		96,552
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,797	68	$(8,162)	8,703
Interest-rate contracts	—	63	—	(58)	5
Other derivative contracts	—	4	—	—	4
Total derivative instruments	—	16,864	68	(8,220)	8,712
Other	115	—	—	—	115
Total assets carried at fair value	$10,822	$98,267	$5,543	$(8,220)	$106,412
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$92	$—	$—	$—	$92
Non-U.S. government securities	50	—	—	—	50
Other	3	—	—	—	3
Derivative instruments:
Foreign exchange contracts	—	16,500	59	(9,911)	$6,648
Interest-rate contracts	—	241	—	(49)	192
Other derivative contracts	—	64	9	—	73
Total derivative instruments	—	16,805	68	(9,960)	6,913
Other	115	—	—	—	115
Total liabilities carried at fair value	$260	$16,805	$68	$(9,960)	$7,173

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $841 million and $2.58 billion, respectively, for cash collateral received from and provided to derivative counterparties.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and nine months ended September 30, 2014 and 2013, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. In the three and nine months ended September 30, 2014 and 2013, respectively, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2014
	Fair Value as of June 30, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$96	$—	$—	$168	$—	$—	$(4)	$—	$—	$260
Asset-backed securities:
Student loans	322	—	(1)	24	—	(74)	(5)	—	—	266
Other	4,061	18	(8)	275	—	—	(402)	—	—	3,944
Total asset-backed securities	4,383	18	(9)	299	—	(74)	(407)	—	—	4,210
Non-U.S. debt securities:
Asset-backed securities	506	2	(1)	—	—	—	(99)	76	(60)	424
Other	515	—	—	—	—	—	(25)	—	(192)	298
Total non-U.S. debt securities	1,021	2	(1)	—	—	—	(124)	76	(252)	722
State and political subdivisions	41	—	—	—	—	—	—	—	—	41
Collateralized mortgage obligations	196	—	—	125	—	—	(7)	—	(80)	234
Other U.S. debt securities	9	—	—	—	—	—	(1)	—	—	8
Total investment securities available for sale	5,746	20	(10)	592	—	(74)	(543)	76	(332)	5,475
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	10	44	—	22	—	—	(8)	—	—	68	$40
Total derivative instruments	10	44	—	22	—	—	(8)	—	—	68	40
Total assets carried at fair value	$5,756	$64	$(10)	$614	$—	$(74)	$(551)	$76	$(332)	$5,543	$40

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2014
	Fair Value as of June 30, 2014	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$10	$36	$—	$—	$18	$—	$(5)	$—	$—	$59	$35
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	19	36	—	—	18	—	(5)	—	—	68	35
Total liabilities carried at fair value	$19	$36	$—	$—	$18	$—	$(5)	$—	$—	$68	$35

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$168	$—	$—	$(14)	$—	$(610)	$260
Asset-backed securities:
Student loans	423	1	2	24	—	(74)	(31)	—	(79)	266
Credit cards	24	—	—	—	—	—	(24)	—	—	—
Other	4,532	46	(14)	282	—	—	(902)	—	—	3,944
Total asset-backed securities	4,979	47	(12)	306	—	(74)	(957)	—	(79)	4,210
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	5	—	—	—	—	(219)	76	(236)	424
Other	464	—	—	55	—	(1)	(28)	—	(192)	298
Total non-U.S. debt securities	1,637	5	—	55	—	(1)	(247)	76	(803)	722
State and political subdivisions	43	1	(1)	—	—	—	(2)	—	—	41
Collateralized mortgage obligations	162	—	1	205	—	(6)	(20)	—	(108)	234
Other U.S. debt securities	8	—	—	—	—	—	—	—	—	8
Total investment securities available for sale	7,545	53	(12)	734	—	(81)	(1,240)	76	(1,600)	5,475
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	26	—	32	—	—	(9)	—	—	68	$35
Total derivative instruments	19	26	—	32	—	—	(9)	—	—	68	35
Total assets carried at fair value	$7,564	$79	$(12)	$766	$—	$(81)	$(1,249)	$76	$(1,600)	$5,543	$35

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine months ended September 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$22	$—	$—	$28	$—	$(8)	$—	$—	$59	$32
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	26	22	—	—	28	—	(8)	—	—	68	32
Total liabilities carried at fair value	$26	$22	$—	$—	$28	$—	$(8)	$—	$—	$68	$32

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2013
	Fair Value as of June 30, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$864	$—	$(1)	$—	$—	$—	$(29)	$—	$(93)	$741
Asset-backed securities:
Student loans	380	—	(2)	—	—	—	(10)	—	—	368
Credit cards	24	—	—	—	—	—	—	—	—	24
Other	3,848	13	(5)	793	—	(24)	(275)	—	—	4,350
Total asset-backed securities	4,252	13	(7)	793	—	(24)	(285)	—	—	4,742
Non-U.S. debt securities:
Mortgage-backed securities	328	—	(1)	—	—	—	13	—	—	340
Asset-backed securities	756	1	1	164	—	—	(19)	—	(104)	799
Other	281	—	(1)	149	—	—	12	—	—	441
Total non-U.S. debt securities	1,365	1	(1)	313	—	—	6	—	(104)	1,580
State and political subdivisions	45	—	(1)	—	—	—	—	—	—	44
Collateralized mortgage obligations	238	—	(5)	50	—	—	(11)	15	(100)	187
Other U.S. debt securities	9	—	—	—	—	—	—	—	—	9
Total investment securities available for sale	6,773	14	(15)	1,156	—	(24)	(319)	15	(297)	7,303
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	121	(21)	—	7	—	—	(30)	—	—	77	$(16)
Total derivative instruments	121	(21)	—	7	—	—	(30)	—	—	77	(16)
Total assets carried at fair value	$6,894	$(7)	$(15)	$1,163	$—	$(24)	$(349)	$15	$(297)	$7,380	$(16)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2013
	Fair Value as of June 30, 2013	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$108	$(17)	$—	$—	$5	$—	$(41)	$—	$—	$55	$(15)
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	117	(17)	—	—	5	—	(41)	—	—	64	(15)
Total liabilities carried at fair value	$117	$(17)	$—	$—	$5	$—	$(41)	$—	$—	$64	$(15)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$825	$—	$(1)	$92	$—	$—	$(83)	$—	$(92)	$741
Asset-backed securities:
Student loans	588	1	6	—	—	(26)	(26)	—	(175)	368
Credit cards	67	—	—	—	—	—	(43)	—	—	24
Other	3,994	40	25	1,358	—	(33)	(1,034)	—	—	4,350
Total asset-backed securities	4,649	41	31	1,358	—	(59)	(1,103)	—	(175)	4,742
Non-U.S. debt securities:
Mortgage-backed securities	555	—	(1)	—	—	—	(6)	—	(208)	340
Asset-backed securities	524	4	2	399	—	—	(88)	139	(181)	799
Other	140	—	—	328	—	—	13	—	(40)	441
Total non-U.S. debt securities	1,219	4	1	727	—	—	(81)	139	(429)	1,580
State and political subdivisions	48	—	(1)	—	—	—	(3)	—	—	44
Collateralized mortgage obligations	117	1	(5)	190	—	—	(31)	15	(100)	187
Other U.S. debt securities	9	—	—	—	—	—	—	—	—	9
Total investment securities available for sale	6,867	46	25	2,367	—	(59)	(1,301)	154	(796)	7,303
Other assets:
Derivative instruments:
Foreign exchange contracts	113	119	—	25	—	—	(180)	—	—	77	$29
Total derivative instruments	113	119	—	25	—	—	(180)	—	—	77	29
Total assets carried at fair value	$6,980	$165	$25	$2,392	$—	$(59)	$(1,481)	$154	$(796)	$7,380	$29

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized (Gains) Losses		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2013	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106	$59	$—	$—	$24	$—	$(134)	$—	$—	$55	$15
Other	9	—	—	—	—	—	—	—	—	9	—
Total derivative instruments	115	59	—	—	24	—	(134)	—	—	64	15
Total liabilities carried at fair value	$115	$59	$—	$—	$24	$—	$(134)	$—	$—	$64	$15

The following table presents total realized and unrealized gains and losses for the periods indicated that were recorded in revenue for our level-3 financial assets and liabilities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held at September 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fee revenue:
Trading services	$8	$(4)	$5	$(1)	$4	$60	$3	$14
Total fee revenue	8	(4)	5	(1)	4	60	3	14
Net interest revenue	20	14	—	—	53	46	—	—
Total revenue	$28	$10	$5	$(1)	$57	$106	$3	$14

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2014	As of December 31, 2013	Valuation Technique	Significant Unobservable Input	As of September 30, 2014	As of December 31, 2013
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$—	$13	Discounted cash flows	Credit spread	—%	3.5%
Asset-backed securities, credit cards	—	24	Discounted cash flows	Credit spread	—	2.0
Asset-backed securities, other	66	92	Discounted cash flows	Credit spread	0.2	1.5
State and political subdivisions	41	43	Discounted cash flows	Credit spread	1.6	1.7
Derivative instruments, foreign exchange contracts	68	19	Option model	Volatility	7.7	11.4
Total	$175	$191
Liabilities:
Derivative instruments, foreign exchange contracts	$59	$17	Option model	Volatility	7.7	11.2
Derivative instruments, other(1)	9	9	Discounted cash flows	Participant redemptions	6.0	7.5
Total	$68	$26

(1) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 7.
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

September 30, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$260	$260
Asset-backed securities, student loans	—	266	266
Asset-backed securities, other	66	3,878	3,944
Non-U.S. debt securities, asset-backed securities	—	424	424
Non-U.S. debt securities, other	—	298	298
State and political subdivisions	41	—	41
Collateralized mortgage obligations	—	234	234
Other U.S. debt securities	—	8	8
Derivative instruments, foreign exchange contracts	68	—	68
Total	$175	$5,368	$5,543
Liabilities:
Derivative instruments, foreign exchange contracts	$59	$—	$59
Derivative instruments, other	9	—	9
Total	$68	$—	$68

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
For recurring level-3 fair-value measurements for which significant unobservable inputs were readily available to State Street as of September 30, 2014, the sensitivity of the fair-value measurement to changes in significant unobservable inputs, and a description of any interrelationships between those unobservable inputs, is described below; however, we rarely experience a situation in which those unobservable inputs change in isolation:

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

			Fair-Value Hierarchy
September 30, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$4,146	$4,146	$4,146	$—	$—
Interest-bearing deposits with banks	86,946	86,946	—	86,946	—
Securities purchased under resale agreements	2,603	2,603	—	2,603	—
Investment securities held to maturity	18,767	18,865	—	18,865	—
Net loans (excluding leases)	17,296	17,287	—	16,830	457
Financial Liabilities:
Deposits:
Noninterest-bearing	$66,134	$66,134	$—	$66,134	$—
Interest-bearing - U.S.	24,435	24,435	—	24,435	—
Interest-bearing - non-U.S.	117,399	117,399	—	117,399	—
Securities sold under repurchase agreements	9,385	9,385	—	9,385	—
Federal funds purchased	17	17	—	17	—
Other short-term borrowings	4,307	4,307	—	4,307	—
Long-term debt	9,016	9,352	—	8,474	878

			Fair-Value Hierarchy
December 31, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,220	$3,220	$3,220	$—	$—
Interest-bearing deposits with banks	64,257	64,257	—	64,257	—
Securities purchased under resale agreements	6,230	6,230	—	6,230	—
Investment securities held to maturity	17,740	17,560	—	17,560	—
Net loans (excluding leases)	12,363	12,355	—	11,908	447
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,614	$65,614	$—	$65,614	$—
Interest-bearing - U.S.	13,392	13,392	—	13,392	—
Interest-bearing - non-U.S.	103,262	103,262	—	103,262	—
Securities sold under repurchase agreements	7,953	7,953	—	7,953	—
Federal funds purchased	19	19	—	19	—
Other short-term borrowings	3,780	3,780	—	3,780	—
Long-term debt	9,699	9,909	—	9,056	853

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,751	$17	$4	$10,764	$702	$9	$2	$709
Mortgage-backed securities	21,203	196	198	21,201	23,744	211	392	23,563
Asset-backed securities:
Student loans(1)	12,806	122	122	12,806	14,718	92	268	14,542
Credit cards	3,128	13	30	3,111	8,230	21	41	8,210
Sub-prime	1,054	2	59	997	1,291	3	91	1,203
Other	4,239	114	10	4,343	4,949	138	23	5,064
Total asset-backed securities	21,227	251	221	21,257	29,188	254	423	29,019
Non-U.S. debt securities:
Mortgage-backed securities	10,056	185	2	10,239	10,808	230	9	11,029
Asset-backed securities	3,433	15	1	3,447	5,369	23	2	5,390
Government securities	3,605	8	—	3,613	3,759	2	—	3,761
Other	5,802	55	8	5,849	4,679	59	11	4,727
Total non-U.S. debt securities	22,896	263	11	23,148	24,615	314	22	24,907
State and political subdivisions	10,366	323	44	10,645	10,301	160	198	10,263
Collateralized mortgage obligations	4,629	57	15	4,671	5,275	70	76	5,269
Other U.S. debt securities	4,189	106	11	4,284	4,876	138	34	4,980
U.S. equity securities	29	9	—	38	28	6	—	34
Non-U.S. equity securities	2	—	—	2	1	—	—	1
U.S. money-market mutual funds	532	—	—	532	422	—	—	422
Non-U.S. money-market mutual funds	10	—	—	10	7	—	—	7
Total	$95,834	$1,222	$504	$96,552	$99,159	$1,162	$1,147	$99,174
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,117	$—	$222	$4,895	$5,041	$—	$448	$4,593
Mortgage-backed securities	68	4	—	72	91	6	—	97
Asset-backed securities:
Student loans(1)	1,873	5	1	1,877	1,627	—	10	1,617
Credit cards	897	2	—	899	762	1	—	763
Other	633	3	1	635	782	1	2	781
Total asset-backed securities	3,403	10	2	3,411	3,171	2	12	3,161
Non-U.S. debt securities:
Mortgage-backed securities	4,153	192	16	4,329	4,211	150	48	4,313
Asset-backed securities	3,293	18	—	3,311	2,202	19	—	2,221
Government securities	110	—	—	110	2	—	—	2
Other	75	—	—	75	192	—	—	192
Total non-U.S. debt securities	7,631	210	16	7,825	6,607	169	48	6,728
State and political subdivisions	12	—	—	12	24	1	—	25
Collateralized mortgage obligations	2,536	129	15	2,650	2,806	176	26	2,956
Total	$18,767	$353	$255	$18,865	$17,740	$354	$534	$17,560

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $44.77 billion and $46.99 billion as of September 30, 2014 and December 31, 2013, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,374	$3	$158	$1	$4,532	$4
Mortgage-backed securities	3,391	23	7,026	175	10,417	198
Asset-backed securities:
Student loans	291	2	6,158	120	6,449	122
Credit cards	—	—	1,258	30	1,258	30
Sub-prime	—	—	936	59	936	59
Other	606	2	506	8	1,112	10
Total asset-backed securities	897	4	8,858	217	9,755	221
Non-U.S. debt securities:
Mortgage-backed securities	443	1	176	1	619	2
Asset-backed securities	—	—	84	1	84	1
Other	2,148	2	283	6	2,431	8
Total non-U.S. debt securities	2,591	3	543	8	3,134	11
State and political subdivisions	439	2	1,786	42	2,225	44
Collateralized mortgage obligations	886	5	314	10	1,200	15
Other U.S. debt securities	336	2	294	9	630	11
Total	$12,914	$42	$18,979	$462	$31,893	$504
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$114	$1	$4,781	$221	$4,895	$222
Asset-backed securities:
Student loans	364	1	—	—	364	1
Other	79	1	—	—	79	1
Total asset-backed securities	443	2	—	—	443	2
Non-U.S. mortgage-backed securities
Mortgage-backed securities	255	1	658	15	913	16
Total non-U.S. debt securities	255	1	658	15	913	16
Collateralized mortgage obligations	467	3	552	12	1,019	15
Total	$1,279	$7	$5,991	$248	$7,270	$255

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$182	$1	$113	$1	$295	$2
Mortgage-backed securities	10,562	316	2,389	76	12,951	392
Asset-backed securities:
Student loans	1,930	16	7,252	252	9,182	268
Credit cards	3,714	30	161	11	3,875	41
Sub-prime	—	—	1,150	91	1,150	91
Other	1,896	12	439	11	2,335	23
Total asset-backed securities	7,540	58	9,002	365	16,542	423
Non-U.S. debt securities:
Mortgage-backed securities	868	2	258	7	1,126	9
Asset-backed securities	551	1	16	1	567	2
Other	1,655	9	150	2	1,805	11
Total non-U.S. debt securities	3,074	12	424	10	3,498	22
State and political subdivisions	3,242	113	1,268	85	4,510	198
Collateralized mortgage obligations	1,581	55	510	21	2,091	76
Other U.S. debt securities	1,039	25	58	9	1,097	34
Total	$27,220	$580	$13,764	$567	$40,984	$1,147
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,571	$448	$—	$—	$4,571	$448
Asset-backed securities:
Student Loans	1,352	10	—	—	1,352	10
Other	297	1	29	1	326	2
Total asset-backed securities	1,649	11	29	1	1,678	12
Non-U.S. mortgage-backed securities	834	3	878	45	1,712	48
Collateralized mortgage obligations	759	18	161	8	920	26
Total	$7,813	$480	$1,068	$54	$8,881	$534

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of September 30, 2014:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$151	$6,766	$3,300	$547
Mortgage-backed securities	183	2,441	4,753	13,824
Asset-backed securities:
Student loans	342	6,572	3,750	2,142
Credit cards	307	1,513	1,291	—
Sub-prime	9	14	—	974
Other	255	1,069	1,149	1,870
Total asset-backed securities	913	9,168	6,190	4,986
Non-U.S. debt securities:
Mortgage-backed securities	2,190	4,344	384	3,321
Asset-backed securities	359	2,691	290	107
Government securities	1,978	1,635	—	—
Other	1,969	2,942	938	—
Total non-U.S. debt securities	6,496	11,612	1,612	3,428
State and political subdivisions	731	3,021	4,451	2,442
Collateralized mortgage obligations	286	1,165	1,072	2,148
Other U.S. debt securities	700	3,221	328	35
Total	$9,460	$37,394	$21,706	$27,410
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$117
Mortgage-backed securities	—	15	13	40
Asset-backed securities
Student loans	7	182	393	1,291
Credit cards	—	375	522	—
Other	19	401	208	5
Total asset-backed securities	26	958	1,123	1,296
Non-U.S. debt securities:
Mortgage-backed securities	323	1,208	274	2,348
Asset-backed securities	5	3,051	237	—
Government securities	110	—	—	—
Other	—	75	—	—
Total non-U.S. debt securities	438	4,334	511	2,348
State and political subdivisions	9	3	—	—
Collateralized mortgage obligations	577	550	503	906
Total	$1,050	$5,860	$7,150	$4,707
The maturities of asset-backed securities, mortgage-backed securities and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present gross realized gains and gross realized losses from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended September 30,
(In millions)	2014	2013
Gross realized gains from sales of available-for-sale securities	$48	$11
Gross realized losses from sales of available-for-sale securities	(48)	(5)
Net impairment losses:
Gross losses from other-than-temporary impairment	—	(13)
Losses reclassified (from) to other comprehensive income	—	3
Net impairment losses(1)	—	(10)
Gains related to investment securities, net	$—	$(4)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(8)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	—
Impairment associated with adverse changes in timing of expected future cash flows	—	(2)
Net impairment losses	$—	$(10)

	Nine Months Ended September 30,
(In millions)	2014	2013
Gross realized gains from sales of available-for-sale securities	$64	$98
Gross realized losses from sales of available-for-sale securities	(49)	(87)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(19)
Losses reclassified (from) to other comprehensive income	(10)	(1)
Net impairment losses(1)	(11)	(20)
Gains related to investment securities, net	$4	$(9)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$(8)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(6)
Net impairment losses	$(11)	$(20)
The following table presents activity with respect to net impairment losses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2014	2013
Beginning balance	$122	$124
Plus losses for which other-than-temporary impairment was not previously recognized	—	14
Plus losses for which other-than-temporary impairment was previously recognized	11	6
Less previously recognized losses related to securities sold or matured	(11)	(10)
Less losses related to securities intended or required to be sold	(6)	—
Ending balance	$116	$134

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
The following provides a description of our process for the identification and assessment of other-than-temporary impairment, as well as information about other-than-temporary impairment recorded in the three and nine months ended September 30, 2014 and 2013 and changes in period-end unrealized losses, for major security types.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2014 or 2013. The overall decline in the unrealized losses on these securities as of September 30, 2014 compared to December 31, 2013 was primarily attributable to

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

narrowing spreads in the nine months ended September 30, 2014.
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
We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2014 or 2013. The gross unrealized losses in our FFELP loan-backed securities portfolio as of September 30, 2014 were primarily attributable to the lower spreads on these securities relative to those associated with more current issuances. The decline in the unrealized losses on these securities as of September 30, 2014 compared to December 31, 2013 was primarily attributable to narrowing spreads in the nine months ended September 30, 2014.
Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.6 years as of September 30, 2014.
Our total exposure to private student loan-backed securities was less than $800 million as of September 30, 2014. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2014 or 2013.
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
In the nine months ended September 30, 2014, we recorded other-than-temporary impairment of $1 million on non-U.S. residential mortgage-backed securities in our consolidated statement of income, associated with adverse changes in the timing of expected future cash flows from the securities. In the three and nine months ended September 30, 2013, we recorded other-than-temporary impairment of $2 million and $6 million, respectively, on these securities in our consolidated statement of income, associated with adverse changes in the timing of expected future cash flows from the securities.
In addition, in the nine months ended September 30, 2013, we recorded other-than-temporary impairment of $6 million on these securities in our consolidated statement of income, all in the three months ended June 30, 2013, associated with management's intent to sell the impaired security prior to its recovery in value.
Our aggregate exposure to Spain, Italy, Ireland and Portugal with respect to mortgage- and asset-backed securities totaled approximately $910 million as of September 30, 2014, composed of $173 million in Spain, $555 million in Italy, $109 million in Ireland and $73 million in Portugal. We had no direct sovereign debt exposure to any of these countries as of that date. As of September 30, 2014, these mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $125 million, composed of gross unrealized gains of $126 million and gross unrealized losses of $1 million. We recorded the above-mentioned other-than-temporary impairment of $6 million on one of these securities, all in the three months ended June 30, 2013.
Our assessment of other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 9% and 15% across these four countries. Our evaluation of other-than-temporary

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
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
We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2014 or 2013. The decline in the unrealized losses on these securities as of September 30, 2014 compared to December 31, 2013 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in the nine months ended September 30, 2014.
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
We recorded no other-than-temporary impairment on these securities in the three and nine months ended September 30, 2014 or 2013.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. In the nine months ended September 30, 2014, we recorded other-than-temporary impairment of $10 million on these securities in our consolidated statement of income, all associated with credit losses. We recorded $8 million of other-than-temporary impairment on these securities, all associated with credit losses, in our consolidated statement of income in both the three and nine months ended September 30, 2013.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the loss is ultimately subject to a discount commensurate with the purchase yield of the security.
In the aggregate, we recorded no other-than-temporary impairment in three months ended September 30, 2014, and $11 million in the nine months ended September 30, 2014, compared to $10 million and $20 million in the three and nine months ended September 30, 2013, respectively, as summarized below:
Nine months ended September 30, 2014:

•	$1 million (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from the securities; and

•	$10 million (U.S. non-agency commercial mortgage-backed securities) was associated with expected credit losses.
Three and nine months ended September 30, 2013:

•	$8 million in both periods was associated with expected credit losses;

•	$2 million and $6 million (non-U.S. mortgage-backed securities), respectively, resulted from adverse changes in the timing of expected future cash flows from certain of the securities; and

•	$6 million in the nine months ended September 30, 2013 was associated with management's intent to sell the impaired security prior to its recovery in value.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the nine months ended September 30, 2014, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $759 million as of September 30, 2014, related to 1,459 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.

Note 4.    Loans and Leases
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Institutional:
Investment funds:
U.S.	$10,896	$8,695
Non-U.S.	3,250	1,718
Commercial and financial:
U.S.	2,506	1,372
Non-U.S.	240	154
Purchased receivables:
U.S.	142	217
Non-U.S.	—	26
Lease financing:
U.S.	340	339
Non-U.S.	728	756
Total institutional	18,102	13,277
Commercial real estate:
U.S.	296	209
Total loans and leases	18,398	13,486
Allowance for loan losses	(34)	(28)
Loans and leases, net of allowance for loan losses	$18,364	$13,458
Aggregate short-duration advances to our clients included in the institutional segment were $5.39 billion and $2.45 billion as of September 30, 2014 and December 31, 2013, respectively.
The commercial and financial class in the institutional segment presented in the table above included approximately $1.72 billion and $724 million of senior secured bank loans as of September 30, 2014 and December 31, 2013, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of September 30, 2014, our allowance for loan losses included approximately $22 million related to these loans.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
September 30, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,864	$916	$142	$1,034	$—	$28	$15,984
Speculative(2)	282	1,830	—	34	268	—	2,414
Total	$14,146	$2,746	$142	$1,068	$268	$28	$18,398

	Institutional				Commercial Real Estate
December 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$10,282	$740	$243	$1,068	$—	$29	$12,362
Speculative(2)	131	770	—	27	180	—	1,108
Special mention(3)	—	16	—	—	—	—	16
Total	$10,413	$1,526	$243	$1,095	$180	$29	$13,486

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
Loans and leases are categorized in the rating categories presented in the preceding table that align with our internal risk-rating framework. Management considers the ratings to be current as of September 30, 2014. We use an internal risk-rating system to assess our risk of credit loss for each loan or lease. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment. Qualitative and quantitative inputs are captured in a systematic manner, and following a formal review and approval process, an internal credit rating based on our credit scale is assigned.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	September 30, 2014			December 31, 2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$—	$130	$130	$26	$180	$206
Collectively evaluated for impairment(1)	18,102	166	18,268	13,251	29	13,280
Total	$18,102	$296	$18,398	$13,277	$209	$13,486

(1) As of September 30, 2014 and December 31, 2013, all of the allowance for loan losses of $34 million and $28 million, respectively, related to institutional loans collectively evaluated for impairment.
The following tables present information related to our recorded investment in impaired loans and leases as of the dates, or for the periods, indicated:

	September 30, 2014			December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development	$130	$143	$—	$130	$143	$—
CRE—property development—acquired credit-impaired	—	34	—	—	34	—
CRE—other—acquired credit-impaired	—	22	—	—	21	—
Total CRE	$130	$199	$—	$130	$198	$—

(1) As of September 30, 2014 and December 31, 2013, all of the allowance for loan losses of $34 million and $28 million, respectively, related to loans that were not impaired.

	Three Months Ended September 30,
	Average Recorded Investment		Interest Revenue Recognized
	2014	2013	2014	2013
(In millions)
With no related allowance recorded:
CRE—property development	$130	$130	$3	$2
Total CRE	$130	$130	$3	$2

	Nine Months Ended September 30,
	Average Recorded Investment		Interest Revenue Recognized
	2014	2013	2014	2013
(In millions)
With no related allowance recorded:
CRE—property development	$130	$160	$8	$17
Total CRE	$130	$160	$8	$17

As of both September 30, 2014 and December 31, 2013, we held an aggregate of approximately $130 million of CRE loans, presented in the preceding impaired loans and leases table, which were modified in troubled debt restructurings.
No impairment loss was recognized as a result of restructuring the loans, as the discounted cash flows of the modified loans exceeded the carrying amount of the original loans as of the modification date. In the nine months ended September 30, 2014 and the year ended December 31, 2013, no loans were modified in troubled debt restructurings.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2014			2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$32	$—	$32	$22	$—	$22
Charge-offs	—	—	—	—	—	—
Provisions	2	—	2	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$34	$—	$34	$22	$—	$22

	Nine Months Ended September 30,
	2014			2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$28	$—	$28	$22	$—	$22
Charge-offs	—	—	—	—	—	—
Provisions	6	—	6	—	—	—
Recoveries	—	—	—	—	—	—
Ending balance	$34	$—	$34	$22	$—	$22

(1) As of September 30, 2014, approximately $22 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial-and-financial loans in the institutional segment.
The provision of $2 million recorded in the three months ended September 30, 2014 was associated with an increase in our estimate of credit losses incurred on our portfolio of senior secured bank loans, as the portfolio continues to grow and become more seasoned. These loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
The provision of $6 million recorded in the nine months ended September 30, 2014 was composed of a provision of $16 million associated with the senior secured bank loans, offset by a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Nine Months Ended September 30,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,999	$37	$6,036	$5,941	$36	$5,977
Foreign currency translation and other, net	(134)	(3)	(137)	28	1	29
Ending balance	$5,865	$34	$5,899	$5,969	$37	$6,006

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Nine Months Ended September 30,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$2,321	$39	$2,360	$2,492	$47	$2,539
Amortization	(155)	(7)	(162)	(153)	(7)	(160)
Foreign currency translation and other, net	(75)	(2)	(77)	17	—	17
Ending balance	$2,091	$30	$2,121	$2,356	$40	$2,396
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2014			December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,614	$(1,060)	$1,554	$2,706	$(975)	$1,731
Core deposits	697	(213)	484	717	(191)	526
Other	220	(137)	83	234	(131)	103
Total	$3,531	$(1,410)	$2,121	$3,657	$(1,297)	$2,360
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Collateral deposits, net	$17,540	$13,706
Unrealized gains on derivative financial instruments, net	8,712	5,476
Bank-owned life insurance	2,391	2,343
Investments in joint ventures and other unconsolidated entities	1,741	1,644
Receivable for securities sold	917	—
Accounts receivable	843	950
Receivable for securities settlement	396	195
Prepaid expenses	307	286
Income taxes receivable	258	337
Deferred tax assets, net of valuation allowance	253	263
Deposits with clearing organizations	231	177
Other(1)	556	613
Total	$34,145	$25,990

(1)	Included other real estate owned of approximately $61 million and $59 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7.    Commitments and Guarantees
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $24.15 billion and $21.30 billion as of September 30, 2014 and December 31, 2013, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of September 30, 2014, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	September 30, 2014	December 31, 2013
Indemnified securities financing	$340,239	$320,078
Stable value protection	24,305	24,906
Asset purchase agreements	4,205	4,685
Standby letters of credit	4,455	4,612
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
The following table summarizes the fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Aggregate fair value of indemnified securities financing	$340,239	$320,078
Aggregate fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	354,516	331,732
Aggregate fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	81,870	85,374
Aggregate fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	87,191	91,097

In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2014 and December 31, 2013, we had approximately $15.78 billion and $11.29 billion, respectively, of collateral provided and approximately $7.01 billion and $6.62 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2014, our aggregate accruals for legal loss contingencies and regulatory matters, net of anticipated insurance recoveries, totaled approximately $111 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.

Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $125 million, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. As of September 30, 2014, we had $10 million accrued in connection with this matter.
Foreign Exchange
We offer our custody clients and their investment managers the option to route foreign exchange transactions to our foreign exchange desk through our asset servicing operation. We record as revenue an amount approximately equal to the difference between the rates we set for those indirect trades and indicative interbank market rates at the time of settlement of the trade.
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
In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange trades for these pension

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
We provide custody services to and engage in principal foreign exchange trading with government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other government authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the SEC, have requested information or issued subpoenas in connection with inquiries into the pricing of our indirect foreign exchange trading. We continue to respond to such inquiries and subpoenas.
We engage in indirect foreign exchange trading with a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty.
Two other putative class actions are currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange trades with State Street from 1998 onward. The complaints allege that State Street caused class members to pay unfair and unreasonable rates on indirect foreign exchange trades with State Street. The complaints seek unspecified damages, disgorgement of profits, and other equitable relief. Other claims may be asserted in the future, including in response to developments in the actions discussed above or governmental proceedings.
We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from indirect foreign exchange trades. We cannot predict whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
Nine Months Ended September 30, 2014	186
We believe that the amount of our revenue from such trading has been of a similar or lesser order of magnitude for many years prior to 2008. Our revenue calculations related to indirect foreign exchange trading reflect a judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for those indirect trades and indicative interbank market rates at the time of settlement of the trade.
In the third quarter of 2014, we recorded an accrual of $70 million, or $53 million after-tax, reflecting our intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect foreign exchange client activities. We are engaged in discussions with some, but not all, of the governmental agencies and civil litigants discussed above regarding potential settlements of their outstanding or potential claims. There can be no assurance that we will reach a settlement in any of these matters, that the cost of such settlements would not materially exceed such accrual, or that other claims will not be asserted. We do not currently intend to seek to negotiate settlements with respect to all outstanding and potential claims, and our current efforts, even if successful, will address only a portion of our potential material legal exposure arising out of our indirect foreign exchange client activities.
Shareholder Litigation
Three shareholder-related complaints are currently pending in federal court in Boston. One complaint purports to be a class action on behalf of State Street shareholders. The two other complaints purport to be class actions on behalf of participants

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and beneficiaries in the State Street Salary Savings Program who invested in the program's State Street common stock investment option. The complaints allege various violations of the federal securities laws, common law and ERISA in connection with our public disclosures concerning our investment securities portfolio, our asset-backed commercial paper conduit program, and our foreign exchange trading business. In July 2014, the court preliminarily approved a $60 million class settlement in the shareholder litigation and a $10 million class settlement in the two Salary Savings Program actions. A fourth complaint, a purported shareholder derivative action on behalf of State Street, was dismissed in September 2013. We have entered into an agreement to settle that matter for nominal consideration. As of September 30, 2014, we had an accrual which, together with anticipated insurance recovery, will be sufficient to fund each of these proposed settlements.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of September 30, 2014, we had remaining accruals of approximately $4.3 million for indemnification costs associated with this matter, including an accrual for one additional client claim arising out of the FCA settlement.
Investment Servicing
State Street has been named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints collectively have alleged various claims in connection with certain assets managed by TAG. As of September 30, 2014, one action remains pending. As of September 30, 2014, we had $4.3 million accrued with respect to these matters.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $155 million and $164 million as of September 30, 2014 and December 31, 2013, respectively.
The Internal Revenue Service, or IRS, is currently reviewing our U.S. income tax returns for the tax years 2010 and 2011. Management believes that we have sufficiently accrued liabilities as of September 30, 2014 for tax exposures, including, but not limited to, exposures related to the review by the IRS of the tax years 2010 and 2011.
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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of September 30, 2014 and December 31, 2013, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.30 billion and $2.33 billion, respectively, and other short-term borrowings of $1.89 billion and $1.95 billion, respectively, in our consolidated statement of condition in connection with these trusts.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, are recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 6.1 years as of September 30, 2014,

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

compared to approximately 6.5 years as of December 31, 2013.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.92 billion and $684 million, respectively, as of September 30, 2014, none of which was utilized as of that date. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
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
As of September 30, 2014, we were an investor in a sponsored investment fund, considered to be a VIE, which was initially launched on December 31, 2013. Given the extent of our exposure to the variability of the net assets of the fund, we were deemed to be the fund’s primary beneficiary, and as a result we include the fund in our consolidated financial statements. The fund's activities consist primarily of active trading in various equity, fixed-income, currency, commodity and futures markets. Such activities are included in our consolidated financial statements.
As of September 30, 2014, the aggregate assets and liabilities of this consolidated sponsored investment fund totaled $313 million and $260 million, respectively. As of December 31, 2013, the fund’s assets consisted solely of $50 million in cash.
As of September 30, 2014 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $53 million and represented the value of our economic ownership interest in the fund. In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
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
As of September 30, 2014 and December 31, 2013, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $40 million and $18 million as of September 30, 2014 and December 31, 2013, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 10.    Shareholders’ Equity
Preferred Stock:
In the three months ended March 31, 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series D preferred stock, in a public offering. The aggregate proceeds

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
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
In the three months ended September 30, 2014, we declared a dividend on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the nine months ended September 30, 2014, we declared aggregate dividends on our Series D preferred stock, Series D, of $3,130 per share, or approximately $0.78 per depositary share, totaling approximately $23 million. We did not declare a dividend on our Series D preferred stock in the three months ended March 31, 2014.
In the three months ended September 30, 2014, we declared a dividend on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street's non-cumulative perpetual preferred stock, Series C), referred to as our Series C preferred stock, of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the nine months ended September 30, 2014, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.99 per depositary share, totaling approximately $20 million. In the three months ended September 30, 2013, we declared a dividend on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the nine months ended September 30, 2013, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.98 per depositary share, totaling approximately $20 million.

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
Common Stock:
In March 2014, our Board of Directors approved a common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. In the three months ended September 30, 2014, we purchased approximately 5.8 million shares of our common stock under that program, at an average per-share cost of $70.61 and an aggregate cost of approximately $410 million.
In the nine months ended September 30, 2014, we purchased approximately 12.1 million shares of our common stock at an average per-share cost of $67.70 and an aggregate cost of approximately $820 million under that program, all in the three months ended June 30, 2014 and September 30, 2014. No shares were purchased under that program in the three months ended March 31, 2014.
In the three months ended March 31, 2014, we purchased approximately 6.1 million shares of our common stock at an average cost of $69.14 per share and an aggregate cost of approximately $420

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

million, under a previous program approved by the Board in March 2013. As of March 31, 2014, no shares remained available for purchase under the March 2013 program.
Under both programs, in the nine months ended September 30, 2014, we purchased in the aggregate approximately 18.2 million shares of our common stock at an average per-share cost of $68.18 and an aggregate cost of approximately $1.24 billion. Shares acquired under the March 2014 common stock purchase program which remained unissued as of September 30, 2014 were recorded as treasury stock in our consolidated statement of condition as of September 30, 2014.
In the three months ended September 30, 2014, we declared a quarterly common stock dividend of

$0.30 per share, totaling approximately $126 million. In the three months ended September 30, 2013, we declared a quarterly common stock dividend of $0.26 per share, totaling approximately $115 million. In the nine months ended September 30, 2014, we declared aggregate common stock dividends of $0.86 per share, totaling approximately $366 million, compared to aggregate common stock dividends of $0.78 per share, totaling approximately $350 million, declared in the nine months ended September 30, 2013.
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Net unrealized gains on cash flow hedges	$217	$161
Net unrealized gains (losses) on available-for-sale securities portfolio	254	(56)
Net unrealized gains (losses) related to reclassified available-for-sale securities	46	(72)
Net unrealized gains (losses) on available-for-sale securities	300	(128)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(106)	(97)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	1	4
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(31)	(47)
Net unrealized losses on retirement plans	(185)	(203)
Foreign currency translation	(289)	229
Total	$(107)	$(95)

In the nine months ended September 30, 2014, we realized net gains of $15 million, or $9 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax losses of $43 million were included in AOCI as of December 31, 2013, net of deferred tax benefits of $17 million, related to these sales. In the nine months ended September 30, 2013, we realized net gains of $11 million, or $7 million net of related taxes as presented in the tables that follow, from sales of available-for-sale securities. Unrealized pre-tax gains of $25 million were included in AOCI as of December 31, 2012, net of deferred taxes of $10 million, related to these sales.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	54	425	—	15	(1)	(518)	(25)
Amounts reclassified out of AOCI	2	(9)	—	1	19	—	13
Other comprehensive income (loss)	56	416	—	16	18	(518)	(12)
Ending balance	$217	$195	$(14)	$(31)	$(185)	$(289)	$(107)

	Nine Months Ended September 30, 2013
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	59	(578)	—	11	(6)	22	(492)
Amounts reclassified out of AOCI	2	(3)	—	3	15	1	18
Other comprehensive income (loss)	61	(581)	—	14	9	23	(474)
Ending balance	$130	$(62)	$(14)	$(51)	$(274)	$157	$(114)
The following tables present after-tax reclassifications out of AOCI for the periods indicated:

	Three Months Ended September 30,
	2014	2013
(In millions)	Amounts Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$1	$—	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($2)	—	(4)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefits of $1	—	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related tax benefits of $3 and $3, respectively	2	5	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$3	$2

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
(In millions)	Amounts Reclassified out of AOCI		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $1 and $1, respectively	$2	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($6) and ($4), respectively	(9)	(7)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related tax benefit of $2	—	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $3 for 2013	1	3	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($2) and tax benefits of $9, respectively	19	15	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of ($1)	—	1	Processing fees and other revenue
Total reclassifications out of AOCI	$13	$18

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
We were notified by the Federal Reserve on February 21, 2014 that we completed our parallel run and would be required to begin using the advanced approaches framework in the Basel III final rule in the determination of our risk-based capital requirements. Pursuant to this notification, we began to use the advanced approaches to calculate and disclose our risk-based capital ratios starting with the three months ended June 30, 2014.
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

As of September 30, 2014, the minimum required regulatory capital ratios are as follows:

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
As of September 30, 2014, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of September 30, 2014, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2014 that have changed the capital categorization of State Street Bank.

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

			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approach September 30, 2014(1)	Basel III Transitional September 30, 2014(2)	December 31, 2013(3)	Basel III Advanced Approach September 30, 2014(1)	Basel III Transitional September 30, 2014(2)	December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,284	$10,284	$10,280	$10,840	$10,840	$10,786
Retained earnings			14,531	14,531	13,395	9,500	9,500	9,064
Accumulated other comprehensive income (loss)			(264)	(264)	215	(220)	(220)	209
Treasury stock, at cost			(4,785)	(4,785)	(3,693)	—	—	—
Total			19,766	19,766	20,197	20,120	20,120	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,942)	(5,942)	(7,743)	(5,672)	(5,672)	(7,341)
Other adjustments			(43)	(43)	—	(132)	(132)	—
Tier 1 common capital			13,781	13,781	12,454	14,316	14,316	12,718
Preferred stock			1,233	1,233	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(171)	(171)	—	—	—	—
Tier 1 capital			15,318	15,318	13,895	14,316	14,316	12,718
Qualifying subordinated long-term debt			1,738	1,738	1,918	1,754	1,754	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			3	3	(26)	—	—	45
Total capital			$17,534	$17,534	$15,787	$16,070	$16,070	$14,699

Risk-weighted assets:
Credit risk			$67,915	$90,377	$78,864	$60,610	$87,150	$76,197
Operational risk			35,960	NA	NA	35,530	NA	NA
Market risk			4,203	1,423	1,262	3,707	1,423	1,262
Total risk-weighted assets			$108,078	$91,800	$80,126	$99,847	$88,573	$77,459
Adjusted quarterly average assets			$240,529	$240,529	$202,801	$236,340	$236,340	$199,301

Capital Ratios:	Minimum Requirements(5) 2014	Minimum Requirements(6) 2013
Tier 1 common risk-based capital	4.0%	NA	12.8%	15.0%	15.5%	14.3%	16.2%	16.4%
Tier 1 risk-based capital	5.5	4.0%	14.2	16.7	17.3	14.3	16.2	16.4
Total risk-based capital	8.0	8.0	16.2	19.1	19.7	16.1	18.1	19.0
Tier 1 leverage	4.0	4.0	6.4	6.4	6.9	6.1	6.1	6.4

NA: Not applicable.
(1) Tier 1 common capital, tier 1 capital and total capital ratios as of September 30, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2014 was calculated in conformity with the Basel III final rule.
(2) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of September 30, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect tier 1 common, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Tier 1 common capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of September 30, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2014.
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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2014 and December 31, 2013, we had recorded approximately $1.37 billion and $2.58 billion, respectively, of cash collateral received from counterparties and approximately $4.32 billion and $3.36 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2014 totaled approximately $2.49 billion, against which we posted aggregate

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

collateral of approximately $110 million, with the latter amount due to timing differences with respect to the mark-to-market valuation of the collateral. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2014 was approximately $2.38 billion. Such accelerated settlement would not affect our consolidated results of operations.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged securities had a weighted-average life of approximately 6.1 years as of September 30, 2014, compared to 6.5

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

years as of December 31, 2013. These securities are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security had a remaining life of approximately 1 month as of September 30, 2014, compared to approximately 10 months as of December 31, 2013. The security is hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converts the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$842	$1,023
Options and caps purchased	9	27
Options and caps written	9	27
Futures	6,389	3,282
Foreign exchange contracts:
Forward, swap and spot	1,307,605	1,124,355
Options purchased	2,923	1,666
Options written	2,399	1,423
Futures	19	—
Credit derivative contracts:
Credit swap agreements	192	141
Total return swap agreements(1)	8	—
Commodity and equity contracts:
Commodity(1)	555	2
Equity(1)	86	1
Other:
Stable value contracts	24,305	24,906
Deferred cash awards(2)	227	42
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	5,212	5,221
Foreign exchange contracts:
Forward and swap	2,693	2,783

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

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	September 30, 2014
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,583	$129	$2,712
Long-term debt(1)	2,500	—	2,500
Total	$5,083	$129	$5,212

	December 31, 2013
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,589	$132	$2,721
Long-term debt(1)	2,500	—	2,500
Total	$5,089	$132	$5,221

(1) As of September 30, 2014, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $25 million. As of December 31, 2013, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.44%	2.64%	3.34%	2.67%

	Nine Months Ended September 30,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.45%	2.66%	3.49%	2.77%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

	Derivatives - Assets
	Balance Sheet Location	Fair Value
(In millions)		September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$16,434	$11,552
Interest-rate contracts	Other assets	16	29
Other derivative contracts	Other assets	4	1
Total		$16,454	$11,582
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other assets	$431	$359
Interest-rate contracts	Other assets	47	36
Total		$478	$395

	Derivatives - Liabilities
	Balance Sheet Location	Fair Value
(In millions)		September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other liabilities	$16,556	$11,428
Other derivative contracts	Other liabilities	73	23
Interest-rate contracts	Other liabilities	16	29
Total		$16,645	$11,480
Derivatives designated as hedging instruments:
Interest-rate contracts	Other liabilities	$225	$302
Foreign exchange contracts	Other liabilities	3	43
Total		$228	$345

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$163	$147	$441	$461
Interest-rate contracts	Trading services revenue	1	—	—	3
Credit derivative contracts	Processing fees and other revenue	—	1	(1)	1
Other derivative contracts	Trading services revenue	1	—	1	—
Total		$165	$148	$441	$465

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$18	$4	$89	$10
Total		$18	$4	$89	$10

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(82)	$(22)	Investment securities	Processing fees and other revenue	$82	$22
Interest-rate contracts	Processing fees and other revenue	24	(17)	Available-for-sale securities	Processing fees and other revenue(1)	(23)	15
Interest-rate contracts	Processing fees and other revenue	(8)	88	Long-term debt	Processing fees and other revenue	9	(80)
Total		$(66)	$49			$68	$(43)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013			Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$20	$(135)	Investment securities	Processing fees and other revenue	$(20)	$135
Interest-rate contracts	Processing fees and other revenue	(14)	(146)	Long-term debt	Processing fees and other revenue	12	133
Interest-rate contracts	Processing fees and other revenue	(6)	15	Available-for-sale securities	Processing fees and other revenue(1)	7	(15)
Total		$—	$(266)			$(1)	$253

(1) Represents amounts reclassified out of other comprehensive income, or OCI. For the three and nine months ended September 30, 2014, $14 million of unrealized gains and $9 million of unrealized losses, respectively, on available-for-sale securities designated in fair value hedges were recognized in OCI. For the three and nine months ended September 30, 2013, $1 million and $61 million, respectively, of unrealized gains on available-for-sale securities designated in fair value hedges were recognized in OCI.
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$(3)	Net interest revenue	$(1)	$(3)	Net interest revenue	$1	$3
Foreign exchange contracts	92	28	Net interest revenue	—	—	Net interest revenue	2	4
Total	$91	$25		$(1)	$(3)		$3	$7

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$10	Net interest revenue	$(1)	$(3)	Net interest revenue	$1	$3
Foreign exchange contracts	(55)	98	Net interest revenue	—	—	Net interest revenue	—	5
Total	$(56)	$108		$(1)	$(3)		$1	$8

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
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of September 30, 2014 and December 31, 2013, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $2.94 billion and $5.64 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $370 million and $1.77 billion, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$16,865	$(7,345)	$9,520	$11,911	$(4,514)	$7,397
Interest-rate contracts	63	(34)	29	65	(59)	6
Other derivative contracts	4	—	4	1	—	1
Cash collateral netting	—	(841)	(841)	—	(1,928)	(1,928)
Total derivatives	$16,932	$(8,220)	$8,712	$11,977	$(6,501)	$5,476
Other financial instruments:
Resale agreements and securities borrowing(3)	$48,078	$(29,692)	$18,386	$48,221	$(30,700)	$17,521
Total derivatives and other financial instruments	$65,010	$(37,912)	$27,098	$60,198	$(37,201)	$22,997

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $18,386 million as of September 30, 2014 were $2,603 million of resale agreements and $15,783 million of collateral provided related to securities borrowing. Included in the $17,521 million as of December 31, 2013 were $6,230 million of resale agreements and $11,291 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$8,712	$—	$(644)	$8,068	$5,476	$—	$(181)	$5,295
Resale agreements and securities borrowing	18,386	(108)	(18,185)	93	17,521	(131)	(14,983)	2,407
Total	$27,098	$(108)	$(18,829)	$8,161	$22,997	$(131)	$(15,164)	$7,702

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$16,559	$(7,345)	$9,214	$11,471	$(4,514)	$6,957
Interest-rate contracts	241	(34)	207	331	(59)	272
Other derivative contracts	73	—	73	9	—	9
Cash collateral netting	—	(2,581)	(2,581)	—	(979)	(979)
Total derivatives	$16,873	$(9,960)	$6,913	$11,811	$(5,552)	$6,259
Other financial instruments:
Repurchase agreements and securities lending(3)	$46,089	$(29,692)	$16,397	$45,273	$(30,700)	$14,573
Total derivatives and other financial instruments	$62,962	$(39,652)	$23,310	$57,084	$(36,252)	$20,832

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $16,397 million as of September 30, 2014 were $9,385 million of repurchase agreements and $7,012 million of collateral received related to securities lending. Included in the $14,573 million as of December 31, 2013 were $7,953 million of repurchase agreements and $6,620 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	September 30, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$6,913	$—	$(78)	$6,835	$6,259	$—	$(6)	$6,253
Repurchase agreements and securities lending	16,397	(108)	(14,173)	2,116	14,573	(131)	(13,036)	1,406
Total	$23,310	$(108)	$(14,251)	$8,951	$20,832	$(131)	$(13,042)	$7,659

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest revenue:
Deposits with banks	$53	$29	$138	$91
Investment securities:
U.S. Treasury and federal agencies	165	165	493	542
State and political subdivisions	58	59	173	164
Other investments	320	323	957	1,003
Securities purchased under resale agreements	9	8	27	33
Loans and leases	64	58	183	193
Other interest-earning assets	2	1	5	4
Total interest revenue	671	643	1,976	2,030
Interest expense:
Deposits	33	17	66	78
Short-term borrowings	—	15	4	46
Long-term debt	60	59	186	169
Other interest-bearing liabilities	8	6	34	19
Total interest expense	101	97	290	312
Net interest revenue	$570	$546	$1,686	$1,718
Note 15.    Expenses
Severance Costs:
We recorded $74 million of net severance costs in the nine months ended September 30, 2014. These severance costs were the result of staff reductions associated with the realignment of our cost base, and were recorded in compensation and employee benefits expenses in our consolidated statement of income.

Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Acquisition costs	$12	$18	$48	$52
Restructuring charges, net	8	12	33	22
Total acquisition and restructuring costs	$20	$30	$81	$74
Acquisition Costs
Acquisition costs recorded in the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 were related to previously disclosed acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and aggregate activity in the related accruals, is provided in the two sections that follow.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program includes operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs. To date, we have recorded aggregate restructuring charges of $402 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012, $25 million in 2013 and $21 million in the nine months ended September 30, 2014.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,574 additional involuntary terminations. As of September 30, 2014, we eliminated 1,522 of these positions.
Expense Control Measures
In December 2012, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012, $3 million in 2013 and $12 million in the nine months ended September 30, 2014 in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations of 960 employees (630 positions after replacements).  As of March 31, 2014, we substantially completed these reductions.

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2013	$50	$49	$7	$106
Additional accruals for Business Operations and Information Technology Transformation program	14	7	—	21
Additional accruals for 2012 expense control measures	1	—	11	12
Payments and adjustments	(37)	(36)	(7)	(80)
Balance as of September 30, 2014	$28	$20	$11	$59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 16.    Earnings Per Common Share
The following tables present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013
Net income	$560	$540
Less:
Preferred stock dividends	(18)	(7)
Dividends and undistributed earnings allocated to participating securities(1)	—	(2)
Net income available to common shareholders	$542	$531
Average common shares outstanding (in thousands):
Basic average common shares	421,974	442,860
Effect of dilutive securities: common stock options and common stock awards	7,762	9,294
Diluted average common shares	429,736	452,154
Anti-dilutive securities(2)	876	1,788
Earnings per Common Share:
Basic	$1.28	$1.20
Diluted(3)	1.26	1.17

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013
Net income	$1,545	$1,583
Less:
Preferred stock dividends	(43)	(20)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(6)
Net income available to common shareholders	$1,500	$1,557
Average common shares outstanding (in thousands):
Basic average common shares	426,775	449,742
Effect of dilutive securities: common stock options and common stock awards	7,735	8,650
Diluted average common shares	434,510	458,392
Anti-dilutive securities(2)	1,502	2,384
Earnings per Common Share:
Basic	$3.52	$3.46
Diluted(3)	3.45	3.40

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
The following is a summary of our line-of-business results for the periods indicated. The “Other” column for the three and nine months ended September 30, 2014 included net costs of $14 million and $157 million, respectively, composed of the following -
Three months ended September 30, 2014 -

•	Severance cost credits of $2 million associated with prior accruals for staff reductions;

•	Net acquisition and restructuring costs of $20 million; and

•	Credits to provisions for litigation exposure and other costs of $4 million.
Nine months ended September 30, 2014 -

•	Net severance costs associated with staff reductions of $74 million;

•	Net acquisition and restructuring costs of $81 million; and

•	Provisions for litigation exposure and other costs of $2 million.
The “Other” column for the three and nine months ended September 30, 2013 included costs of $35 million and $94 million, respectively, composed of the following -
Three months ended September 30, 2013 -

•	Net acquisition and restructuring costs of $30 million; and

•	Net provisions for litigation exposure and other costs of $5 million.
Nine months ended September 30, 2013 -

•	Net acquisition and restructuring costs of $74 million; and

•	Net provisions for litigation exposure and other costs of $20 million.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The amounts in the “Other” columns were not allocated to State Street's business lines. Results for the 2013 periods reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$1,302	$1,211	$—	$—	$—	$—	$1,302	$1,211
Management fees	—	—	316	276	—	—	316	276
Trading services	266	251	12	14	—	—	278	265
Securities finance	99	74	—	—	—	—	99	74
Processing fees and other	25	52	(8)	5	—	—	17	57
Total fee revenue	1,692	1,588	320	295	—	—	2,012	1,883
Net interest revenue	551	527	19	19	—	—	570	546
Gains (losses) related to investment securities, net	—	(4)	—	—	—	—	—	(4)
Total revenue	2,243	2,111	339	314	—	—	2,582	2,425
Provision for loan losses	2	—	—	—	—	—	2	—
Total expenses	1,639	1,500	239	187	14	35	1,892	1,722
Income before income tax expense	$602	$611	$100	$127	$(14)	$(35)	$688	$703
Pre-tax margin	27%	29%	29%	40%			27%	29%
Average assets (in billions)	$243.2	$197.7	$4.1	$3.6			$247.3	$201.3

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
(Dollars in millions, except where otherwise noted)
Fee revenue:
Servicing fees	$3,828	$3,587	$—	$—	$—	$—	$3,828	$3,587
Management fees	—	—	908	816	—	—	908	816
Trading services	756	803	35	55	—	—	791	858
Securities finance	331	283	—	—	—	—	331	283
Processing fees and other	122	157	(5)	10	—	—	117	167
Total fee revenue	5,037	4,830	938	881	—	—	5,975	5,711
Net interest revenue	1,634	1,655	52	63	—	—	1,686	1,718
Gains (losses) related to investment securities, net	4	(9)	—	—	—	—	4	(9)
Total revenue	6,675	6,476	990	944	—	—	7,665	7,420
Provision for loan losses	6	—	—	—	—	—	6	—
Total expenses	4,905	4,639	708	613	157	94	5,770	5,346
Income before income tax expense	$1,764	$1,837	$282	$331	$(157)	$(94)	$1,889	$2,074
Pre-tax margin	26%	28%	28%	35%			25%	28%
Average assets (in billions)	$229.0	$201.9	$3.6	$3.8			$232.6	$205.7
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

allocations are based on our internal funds transfer pricing methodology.
The following table presents our non-U.S. financial results for the periods indicated.

	Three Months Ended September 30,
(In millions)	2014	2013
Total fee revenue	$862	$771
Net interest revenue	325	306
Gains (losses) related to investment securities, net	1	(2)
Total revenue	1,188	1,075
Expenses	791	786
Income before income taxes	397	289
Income tax expense	96	74
Net income	$301	$215

	Nine Months Ended September 30,
(In millions)	2014	2013
Total fee revenue	$2,488	$2,347
Net interest revenue	991	874
Gains (losses) related to investment securities, net	6	(12)
Total revenue	3,485	3,209
Expenses	2,443	2,279
Income before income taxes	1,042	930
Income tax expense	248	228
Net income	$794	$702
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	September 30, 2014	December 31, 2013
Interest-bearing deposits with banks	$9,828	$9,584
Investment securities	30,791	31,522
Other assets	17,326	16,778
Total non-U.S. assets	$57,945	$57,884

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013 and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Corporation's management.
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
November 7, 2014

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

The following table presents purchases of our common stock under this program and related information for each of the months in the quarter ended September 30, 2014. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2014	1,836	$69.46	$127	$1,163
August 1 - August 31, 2014	2,824	70.31	199	964
September 1 - September 30, 2014	1,146	73.19	84	880
Total	5,806	$70.61	$410	$880
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 7, 2014	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2014	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

	10.1†	State Street's Management Supplemental Savings Plan, Amended and Restated

	12	Ratios of earnings to fixed charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2014 and 2013, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2014 and 2013, (iii) consolidated statement of condition as of September 30, 2014 and December 31, 2013, (iv) consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2014 and 2013, (v) consolidated statement of cash flows for the nine months ended September 30, 2014 and 2013, and (vi) condensed notes to consolidated financial statements.