Form 10-K
period 2014-12-31
STATE STREET CORP
filed 2015-02-20
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
617-786-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E, without par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  x   No   ¨
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ¨  No  x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No ¨
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  x  No ¨
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer x	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company ¨
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ¨  No  x
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($67.26) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $28.43 billion.
The number of shares of the registrant’s common stock outstanding as of January 31, 2015 was 412,280,622.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 30, 2015 (Part III).

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
As of December 31, 2014, we had consolidated total assets of $274.12 billion, consolidated total deposits of $209.04 billion, consolidated total shareholders' equity of $21.47 billion and 29,970 employees. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). We operate in more than 100 geographic markets worldwide, including the U.S., Canada, Europe, the Middle East and Asia.
We make available on the “Investor Relations” section of our corporate website at www.statestreet.com\stockholder, free of charge, all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites is not part of this Form 10-K.
We have Corporate Governance Guidelines, as well as written charters for the Examining and Audit Committee, the Executive Committee, the Executive Compensation Committee, the Nominating and Corporate Governance Committee, the Risk Committee and the Technology Committee of our Board of Directors, or Board, and a Code of Ethics for senior financial officers, a Standard of Conduct for Directors and a Standard of Conduct for our employees. Each of these documents is posted on the "Investor Relations" section of our website under "Corporate Governance."

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, on the “Investor Relations” section of our website under "Filings and Reports."
BUSINESS DESCRIPTION
Overview
We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $28.19 trillion of assets under custody and administration and $2.45 trillion of assets under management as of December 31, 2014. Our clients include mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.
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
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2014, we serviced approximately $1.43 trillion of offshore assets in funds located primarily in Luxembourg, Ireland and the Cayman Islands. As of December 31, 2014, we serviced $1.34 trillion of assets under administration in the Asia/Pacific region, and in Japan, we serviced approximately 94% of the trust assets serviced by non-domestic trust banks.
We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2014, we had approximately $1.32 trillion of alternative assets under administration.

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
SUPERVISION AND REGULATION
State Street is registered with the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve, as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act limits the activities in which we and our non-banking subsidiaries may engage to those that the Federal Reserve considers to be closely related to banking, or to managing or controlling banks. These limits also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
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
Another aspect of the Dodd-Frank Act is its adoption of capital planning and stress test requirements for large bank holding companies, including us. We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve’s Comprehensive Capital Analysis and Review process. That process is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. Before making any capital distribution, including stock purchases and dividends, we must receive no objection to our capital plan from the Federal Reserve. This could require us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, and may require resubmission of the capital plan to the Federal Reserve for its non-objection. For additional information regarding capital planning and stress test requirements and restrictions on dividends, refer to “”Capital Planning, Stress Tests and Dividends” in this “Supervision and Regulation” section and “Item 5. Market for Registrant’s Common

Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” in Part II of this Form 10-K.
In addition, regulatory change is being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III final rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” below in this “Supervision and Regulation” section and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K for a discussion of Basel III) and the Alternative Investment Fund Managers Directive, or AIFMD, the European Market Infrastructure Resolution, or EMIR, revisions to the European collective investment fund, or UCITS, directive, revisions to the Markets in Financial Instruments Directive, or MIFID, and ongoing review of European Union data protection regulation.
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
Regulatory Capital Adequacy and Liquidity Standards
Like other U.S. bank holding companies, we and our depository institution subsidiaries are subject to the current U.S. minimum risk-based capital and leverage ratio guidelines, referred to as Basel III. As noted above, the status of our parent company as a financial holding company also requires that we and our depository institution subsidiaries maintain specified regulatory capital ratio levels. As of December 31, 2014, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, our principal banking subsidiary, exceeded the currently applicable minimum capital requirements under Basel III and the requirements we must meet for the parent company to qualify as a financial holding company.
The U.S. Basel III final rule replaced the Basel I- and Basel II-based capital regulations in the United States. As an “advanced approaches” banking organization (refer to the “Financial Condition - Capital” section of Management's Discussion and Analysis included under Item 7 of this Form 10-K for a discussion of advanced approaches), State Street became subject to the U.S. Basel III final rule beginning on January 1, 2014. However, certain aspects of the U.S. Basel III final rule, including the new minimum risk-based and leverage capital ratios, capital buffers, regulatory adjustments and deductions and revisions to the calculation of risk-weighted assets under the so-called “standardized approach,” will commence at a later date or be phased in over several years.
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
To maintain the status of our parent company as a financial holding company, we and our insured depository institution subsidiaries are required to be “well-capitalized” by maintaining capital ratios above the minimum requirements. Effective on January 1, 2015, the “well-capitalized” standard for our banking subsidiaries was revised to reflect the higher capital requirements in the U.S. Basel III final rule.
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on

January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $475 million outstanding as of December 31, 2014.
Under the U.S. Basel III final rule, certain new items are deducted from common equity tier 1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on investment securities classified as available for sale, which are excluded from tier 1 capital under Basel I and Basel II, flow through to and affect State Street’s and State Street Bank's common equity tier 1 capital, subject to a phase-in schedule.
On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets for certain types of assets and exposures. The final rule also revised the Basel II-based advanced approaches capital rules to implement Basel III and certain provisions of the Dodd-Frank Act.
On February 21, 2014, we were notified by the Federal Reserve that we had completed our parallel run period. Consequently, since the second quarter of 2014, we are required to use the advanced approaches framework as provided in the Federal Reserve's July 2013 Basel III final rule in the determination of our risk-based capital requirements. The Dodd-Frank Act applies a "capital floor" to advanced approaches banking organizations, such as State Street and State Street Bank. As of January 1, 2015, the Basel III standardized approach acts as that capital floor. As a result, we are required to calculate our risk-based capital ratios under both the Basel III advanced approach and the Basel III standardized approach, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.
In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for large bank holding companies, including State Street. The Federal Reserve has addressed this requirement by, among other things, proposing to implement the Basel Committee’s capital surcharge for “global systemically important banks,” or G-SIBs. Specifically, on December 9, 2014, the Federal Reserve issued a proposed rulemaking to establish a risk-based capital surcharge for U.S. G-SIBs, such as State Street. Under the proposed rule, a G-SIB’s capital conservation buffer would be increased by the amount of the capital surcharge, using the higher surcharge as determined under two proposed methods. The first proposed method would consider a G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, whereas the second proposed method would replace substitutability with use of short-term wholesale funding. If the rulemaking is finalized as proposed, the capital surcharge could be higher for U.S. G-SIB's than the capital surcharge as determined under the framework proposed by the Basel Committee. Under the proposed rule, the capital surcharge would be phased in beginning in 2016 and would become fully effective on January 1, 2019. State Street is assessing the impact of the capital surcharge that would result if the proposed rule were implemented and the effects of maintaining capital levels necessary to meet the surcharge could be material.
In November 2014, the Financial Stability Board, or FSB, published a consultative document with a proposal to enhance the total loss-absorbing capacity, or TLAC, of G-SIBs in resolution. The proposal calls for G-SIBs to maintain TLAC in excess of prescribed minimum thresholds. TLAC would include regulatory capital and liabilities that can be written down or converted into equity during resolution. At a minimum, each G-SIB would need to hold TLAC in an amount equivalent to between 16% and 20% of its risk-weighted assets (plus applicable regulatory buffers) or at least twice the relevant Basel III tier 1 leverage ratio requirement. The proposal states that G-SIBs will not be expected to meet TLAC requirements before January 1, 2019. The FSB is expected to finalize its proposal in late 2015. U.S. banking regulators have not yet issued a proposal to implement TLAC requirements.
Supplementary Leverage Ratio Framework
On April 8, 2014, U.S. banking regulators issued a final rule enhancing the supplementary leverage ratio, or SLR, standards for U.S. G-SIB’s, such as State Street, and their insured depository institution subsidiaries, such as State Street Bank. We refer to this final rule as the eSLR final rule. Under the eSLR final rule, upon implementation on January 1, 2018, State Street Bank must maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ prompt corrective action provisions. The eSLR final rule also provides that if State Street maintains an SLR greater than 5%, it is not subject to limitations on distributions and discretionary bonus payments under the eSLR final rule, but could continue to be under other provisions of the Basel III final rule, including risk-based capital ratio requirements.
On September 3, 2014, U.S. banking regulators issued a final rule modifying the definition of the denominator of the SLR in a manner consistent with recent changes agreed to by the Basel Committee. The revisions to the SLR apply to all banking organizations subject to the advanced approaches provisions of the Basel III final rule, such as State Street. Specifically, the SLR final rule modifies the methodology for including off-balance sheet assets, including credit derivatives, repo-style transactions, and commitments and guarantees, in the denominator of the SLR, and requires banking organizations to calculate their total leverage exposure using daily averages for on-balance sheet assets and the average of three month-end calculations for off-balance sheet exposures. Certain public disclosures required by the SLR final rule must be provided beginning with the first quarter of 2015, and the minimum SLR requirement using the SLR final rule’s denominator calculations is effective beginning on January 1, 2018.
Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III final rule introduced two quantitative liquidity standards: the liquidity coverage ratio, or LCR, and the net stable funding ratio, or NSFR.
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
The LCR measures an institution's high-quality liquid assets, or HQLA, against its net cash outflows. The LCR will be phased in, as originally proposed, beginning on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.
Beginning with January 2015, State Street is required to report its LCR to the Federal Reserve on a monthly basis. Daily reporting of the LCR to the Federal Reserve will be required beginning with July 2015.
The LCR final rule is largely similar to the proposed rule issued by U.S. banking regulators in

October 2013; however, the final rule contains several changes and clarifications, including revisions to the definition of operational deposits and more favorable foreign exchange netting treatment, both of which we expect to benefit our LCR ratio, and the exclusion as operational deposits of deposits from non-regulated funds, which we expect to negatively affect our LCR ratio.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other the types of investments, resulting in a negative impact on our net interest revenue and our net interest margin.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  For example, if the percentage of our operational deposits relative to non-operational deposits increases, we would expect to require less HQLA in order to maintain our LCR.  Conversely, if the percentage of non-operational deposits increases relative to our operational deposits, we would expect to require additional HQLA in order to maintain our LCR.
In October 2014, the Basel Committee issued final guidance with respect to the NSFR. The NSFR will require banking organizations to maintain a stable funding profile relative to the composition of their assets and off-balance sheet activities. The NSFR limits over-reliance on short-term wholesale funding, encourages better assessment of funding risk across all on- and off-balance sheet exposures, and promotes funding stability. The final guidance establishes a one-year liquidity standard representing the proportion of long-term assets funded by long-term stable funding, with the NSFR scheduled to become a minimum standard beginning on January 1, 2018.
We are reviewing the specifics of the final guidance and will evaluate the U.S. implementation of this standard to analyze its impact and develop strategies for compliance. U.S. banking regulators have not yet issued a proposal to implement the NSFR.
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
The capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any issuance of debt or equity capital instruments, any capital distribution, such as payments of dividends on, or purchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the U.S. Basel III final rule that are phased in over the planning horizon, and serve as a source of strength to our U.S. depository institution subsidiaries under supervisory stress scenarios. The capital plan requirements mandate that we receive no objection to our plan from the Federal Reserve before making a capital distribution. In addition, even with a capital plan for which we have received no objection from the Federal Reserve, we must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
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
We expect that, by March 31, 2015, the Federal Reserve will either provide a notice of non-objection or object to our 2015 capital plan, which we submitted to the Federal Reserve in January 2015.

In October 2012, the Federal Reserve issued a final rule to implement its capital stress-testing requirements under the Dodd-Frank Act that require us to conduct semi-annual State Street-run stress tests. Under this rule, we are required to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In September 2014, we provided summary results of our 2014 semi-annual State Street-run stress tests on the “Investor Relations” section of our corporate website. The rule also subjects us to an annual supervisory stress test conducted by the Federal Reserve.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank submitted its 2015 annual State Street Bank-run stress test to the Federal Reserve in January 2015.
The Volcker Rule
In December 2013, U.S. regulators issued final regulations to implement the Volcker rule. The Volcker rule will, over time, prohibit banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the final Volcker rule regulations, subject to exemptions for market making-related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker rule will also require banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).
The Volcker rule became effective on July 21, 2012, and the final implementing regulations became effective on April 1, 2014. In the absence of an applicable extension of the Volcker rule’s general conformance period, a banking entity must bring its activities and investments into conformance with the Volcker rule and its final implementing regulations by July 21, 2015. In December 2014, the Federal Reserve issued an order, the 2016 conformance period extension, extending the Volcker rule’s general conformance period until July 21, 2016 for investments in and relationships with covered funds and certain foreign funds that were in place on or prior to December 31, 2013, referred to as legacy covered funds. Under the 2016 conformance period extension, all investments in and relationships related to investments in a covered fund made or entered into after that date by a banking entity and its affiliates, and all proprietary trading activities of those entities, must be in conformance with the Volcker rule and its final implementing regulations by July 21, 2015. The Federal Reserve stated in the 2016 conformance period extension that it intends to grant a final one-year extension of the general conformance period, to July 21, 2017, for banking entities to conform ownership interests in and relationships with legacy covered funds.
Whether certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures.
As of December 31, 2014, we held approximately $4.54 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $97 million, composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
We are reviewing our activities that are affected by the final Volcker rule regulations and are taking steps to bring those activities into conformity with the Volcker rule. The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We are in the process of establishing the necessary compliance program to comply with the final Volcker rule regulations. Such compliance program will restrict our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance will entail both the cost of a compliance program and loss of certain revenue and future opportunities.
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
In February 2014, the Federal Reserve approved a final rule implementing certain of the Dodd-Frank Act’s enhanced prudential standards for large bank holding companies such as State Street. Under the final rule, we will have to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when implemented, the NSFR. The final rule also establishes requirements and responsibilities for our risk committee and mandates risk management standards. We became subject to these new standards on January 1, 2015. Final rules on single counterparty credit limits and an early termination framework have not yet been promulgated. Refer to the risk factor titled “We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss” included under "Risk Factors" under Item 1A of this Form 10-K. In addition, the proposed rules would create a new early-remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level.
The systemic-risk regime also provides that, for institutions deemed to pose a grave threat to U.S. financial stability, the Federal Reserve, upon an FSOC vote, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. Upon a grave-threat determination by the FSOC, the Federal Reserve must issue rules that require financial institutions subject to the systemic-risk regime to maintain a debt-to-equity ratio of no more than 15 to 1 if the FSOC considers it necessary to mitigate the risk of the grave threat. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures.
Resolution Planning
As required by the Dodd-Frank Act, the FDIC and the Federal Reserve jointly issued a final rule pursuant to which we are required to submit annually to the Federal Reserve and the FDIC a plan for our rapid and orderly resolution under the Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure, referred to as a resolution plan. The FDIC also issued a final rule pursuant to which State Street Bank is required to submit annually to the FDIC a plan for resolution in the event of its failure. We and State Street Bank submitted our most recent annual resolution plans to the Federal Reserve and the FDIC on July 1, 2014. In August 2014, the Federal Reserve and the FDIC announced the completion of their reviews of resolution plans submitted in 2013 by 11 large, complex banking organizations, including State Street, under the requirements of the Dodd-Frank Act, and informed each of these organizations of specific shortcomings with their respective 2013 resolution plans. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in the submission of our 2015 resolution plan, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.
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
Derivatives
Title VII of the Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. In addition, certain derivative activities are required to be pushed out of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The Commodity Futures Trading Commission, or CFTC, the SEC and other U.S. regulators have adopted and are still in the process of adopting regulations to implement Title VII. Through this rulemaking process, these regulators collectively have adopted or proposed, among other things, regulations relating to reporting and record-keeping obligations, margin and capital requirements, the scope of registration and the central clearing and exchange trading requirements for certain over-the-counter derivatives. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The CFTC, along with other regulators, including the Federal Reserve, are also in the process of proposing and finalizing additional rules, such as with respect to margin requirements for uncleared derivatives transactions.
State Street Bank has registered provisionally with the CFTC as a swap dealer. As a provisionally registered swap dealer, State Street Bank is subject to significant regulatory obligations regarding its swap activity and the supervision, examination and enforcement powers of the CFTC and other regulators. In December 2013, the CFTC granted State Street Bank a limited-purpose swap dealer designation. Under this limited-purpose designation, interest-rate swap activity engaged in by State Street Bank’s Global Treasury group is not subject to certain of the swap regulatory requirements otherwise applicable to swaps entered into by a registered swap dealer, subject to a number of conditions. For all other swap transactions, our swap activities remain subject to all applicable swap dealer regulations.
Money Market Funds
In July 2014, the SEC adopted amendments to the regulations governing money market funds to address potential systemic risks and improve transparency for money market fund investors. Among other things, the amendments require a floating net asset value for institutional prime money market funds (i.e., money market funds that are either not restricted to natural person investors or not restricted to investing primarily in U.S. government securities) and permit (and in some cases require) all money market funds to impose redemption fees and gates under certain circumstances. As a result of these reforms, money market funds may be required to take certain steps that will affect their structure and/or operations, which could in turn affect the liquidity, marketability and return potential of such funds. Full conformance with these amendments is required by October 14, 2016.
Money market reforms are also being considered in Europe. The timing and content of those regulations remains uncertain. The SEC's July 2014 amended regulations, and the potential reforms in Europe, could alter the business models of money market fund sponsors and asset managers, including many of our servicing clients and SSGA, and may result in reduced levels of investment in money market funds. As a result, these requirements may have an adverse impact on our business, our operations or our consolidated results of operations.
Subsidiaries
The Federal Reserve is the primary federal banking agency responsible for regulating us and our subsidiaries, including State Street Bank, with respect to both our U.S. and non-U.S. operations.
Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch. Our other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they operate. As of December 31, 2014, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.
We and our subsidiaries that are not subsidiaries of State Street Bank are affiliates of State Street Bank under federal banking laws, which impose restrictions on various types of transactions, including loans, extensions of credit, investments or asset purchases by or from State Street Bank, on the one hand, to us and those of our subsidiaries, on the other. Transactions of this kind between State Street Bank and its affiliates are limited with respect to each affiliate to 10% of State Street Bank’s capital and surplus, as defined by the aforementioned banking laws, and to 20% in the aggregate for all affiliates, and in some cases are also subject to strict collateral requirements. Under the Dodd-Frank Act, effective in July 2012, derivatives, securities borrowing and securities lending transactions between State Street Bank and its affiliates became subject to these restrictions. The Dodd-Frank Act also expanded the scope of transactions required to be collateralized. In addition, the Volcker rule generally prohibits similar transactions between the parent company or any of its affiliates and covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other covered funds organized and offered pursuant to specific exemptions in the final Volcker rule regulations.

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
Our subsidiaries, SSGA Funds Management, Inc., or SSGA FM, and State Street Global Advisors Limited, or SSGA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSGA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. SSGA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSGA Ltd. is also authorized and regulated by the U.K. Financial Conduct Authority, or FCA, and is an investment firm under the Markets in Financial Instruments Directive. SSGA FM and SSGA Ltd. each offer a variety of investment management solutions, including active, enhanced and passive equity, active and passive fixed-income, cash management, multi-asset class solutions and real estate. In addition, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities.
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
Our activities as a futures commission merchant are subject to regulation by the CFTC in the U.S. and various regulatory authorities internationally, as well as the membership requirements of the applicable clearinghouses. In addition, we have a subsidiary registered with the CFTC as a swap execution facility, and our U.S. broker/dealer subsidiary also offers a U.S. equities alternative trading system registered with the SEC.
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
Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, among others, the FCA, the Prudential Regulatory Authority and the Bank of England regulate our activities in the U.K.; the Central Bank of Ireland regulates our activities in Ireland; the Commission de Surveillance du Secteur Financier regulates our activities in Luxembourg; the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission regulate our activities in Australia; and the Financial Services Agency and the Bank of Japan regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity and costs related to regulation.
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
Additionally, Massachusetts has its own bank holding company statute, under which State Street, among other things, may be required to obtain prior approval by the Massachusetts Board of Bank Incorporation for an acquisition of more than 5% of any additional bank's voting shares, or for other forms of bank acquisitions.
Anti-Money Laundering and Financial Transparency
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
The Dodd-Frank Act also directed the FDIC to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks.” The FDIC has concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks that satisfy specified institutional eligibility criteria. This has the effect of reducing the amount of DIF insurance premiums due from custody banks. State Street Bank is a custody bank for this purpose. The custody bank assessment adjustment may not exceed total transaction account deposits identified by the institution as being directly linked to a fiduciary or custody and safekeeping asset.
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
Support of Subsidiary Banks
Under Federal Reserve regulations, a bank holding company such as our parent company is required to act as a source of financial and managerial strength to its banking subsidiaries. This requirement was added to the Federal Deposit Insurance Act by the Dodd-Frank Act and means that we are expected to commit resources to State Street Bank and any other banking subsidiary in circumstances in which we otherwise might not do so absent such a requirement. In the event of bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and will be entitled to a priority payment.
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
“Investment Securities” section included in Management's Discussion and Analysis (Item 7) and note 3, “Investment Securities,” to the consolidated financial statements (Item 8) - disclose information regarding book values, market values, maturities and weighted-average yields of securities (by category).
Note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) - discloses our policy for placing loans and leases on non-accrual status.
“Loans and Leases” section included in Management’s Discussion and Analysis (Item 7) and note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) - discloses distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis (Item 7) - discloses information regarding cross-border outstandings and other loan concentrations of State Street.
“Credit Risk Management” section included in Management’s Discussion and Analysis (Item 7) and note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for loan losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - discloses deposit information.
Note 8, “Short-Term Borrowings,” to the consolidated financial statements (Item 8) - discloses information regarding short-term borrowings of State Street.
ITEM 1A. RISK FACTORS
Forward-Looking Statements
This Form 10-K, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in the Management's Discussion and Analysis included under Item 7 of this Form 10-K) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, expected outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” “forecast,” “outlook,” “believe,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to various risks and uncertainties, which change over time, are based on management's expectations and assumptions at the time the statements are made, and are not guarantees of future results. Management's expectations and assumptions, and the continued validity of the forward-looking statements, are subject to change due to a broad range of factors affecting the national and global economies, regulatory environment and the equity, debt, currency and other financial markets, as well as factors specific to State Street and its subsidiaries, including State Street Bank. Factors that could cause changes in the expectations or assumptions on which forward-looking statements are based cannot be foreseen with certainty and include, but are not limited to:

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

•
the level and volatility of interest rates, the valuation of the U.S. dollar relative to other currencies in which we record revenue or accrue expenses and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally;

•
the credit quality, credit-agency ratings and fair values of the securities in our investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

•
our ability to attract deposits and other low-cost, short-term funding, the relative portion of our deposits that are determined to be operational under regulatory guidelines and our ability to deploy deposits in a profitable manner consistent with our liquidity requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement changes to the regulatory framework applicable to our operations, including implementation of the Dodd-Frank Act, the Basel III final rule and European legislation (such as the Alternative Investment Fund Managers Directive and Undertakings for Collective Investment in Transferable Securities Directives); among other consequences, these regulatory changes impact the levels of regulatory capital we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, and restrictions on banking and financial activities. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, capital planning and compliance programs, and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

•
adverse changes in the regulatory ratios that we are required or will be required to meet, whether arising under the Dodd-Frank Act or the Basel III final rule, or due to changes in regulatory positions, practices or regulations in jurisdictions in which we engage in banking activities, including changes in internal or external data, formulae, models, assumptions or other advanced systems used in the calculation of our capital ratios that cause changes in those ratios as they are measured from period to period;

•
increasing requirements to obtain the prior approval of the Federal Reserve or our other U.S. and non-U.S. regulators for the use, allocation or distribution of our capital or other specific capital actions or programs, including acquisitions, dividends and stock purchases, without which our growth plans, distributions to shareholders, share repurchase programs or other capital initiatives may be restricted;

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

•
our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology and our ability to control related risks, including cyber-crime and other threats to our information technology infrastructure and systems and their effective operation both independently and with external systems, and complexities and costs of protecting the security of our systems and data;

•
our ability to grow revenue, manage expenses, attract and retain highly skilled people and raise the capital necessary to achieve our business goals and comply with regulatory requirements and expectations;

•
changes or potential changes to the competitive environment, including changes due to regulatory and technological changes, the effects of industry consolidation and perceptions of State Street as a suitable service provider or counterparty;

•	changes or potential changes in the amount of compensation we receive from clients for our services, and the mix of services provided by us that clients choose;

•
our ability to complete acquisitions, joint ventures and divestitures, including the ability to obtain regulatory approvals, the ability to arrange financing as required and the ability to satisfy closing conditions;

•
the risks that our acquired businesses and joint ventures will not achieve their anticipated financial and operational benefits or will not be integrated successfully, or that the integration will take longer than anticipated, that expected synergies will not be achieved or unexpected negative synergies or liabilities will be experienced, that client and deposit retention goals will not be met, that other regulatory or operational challenges will be experienced, and that disruptions from the transaction will harm our relationships with our clients, our employees or regulators;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this Item 1A Risk Factors and elsewhere in this Form 10-K (including in the Management's Discussion and Analysis included under Item 7 of this Form 10-K) or disclosed in our SEC filings. Forward-looking statements should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed in this Item 1A are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations or financial condition.
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
The financial markets are characterized by extensive interdependencies among numerous parties, including banks, central banks, broker/dealers, insurance companies and other financial institutions. These financial institutions also include collective investment funds, such as mutual funds, UCITs and hedge funds that share these interdependencies. Many financial institutions, including collective investment funds also hold, or are exposed to, loans, sovereign debt, fixed-income securities, derivatives, counterparty and other forms of credit risk in amounts that are material to their financial condition. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions and collective investment funds, particularly large and complex institutions, sovereign issuers, mutual funds and UCITs and hedge funds. Although we have procedures for monitoring both individual and aggregate counterparty risk, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
In the normal course of our business, we assume concentrated credit risk at the individual obligor, counterparty or group level. Such concentrations may be material and can often exceed 10% of our consolidated total shareholders' equity. Our material counterparty exposures change daily, and the counterparties or groups of related counterparties to which our risk exposure exceeds

10% of our consolidated total shareholders' equity are also variable during any reported period; however, our largest exposures tend to be to other financial institutions.
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
Since mid-2007, a variety of economic, market and other factors have contributed to many financial institutions becoming significantly less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions in recent years. Also, credit downgrades to several sovereign issuers (including the U.S., Austria, France, Greece, Italy, the Netherlands, Portugal and Spain) and other issuers have stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereign or other issuers. Unemployment levels and deflationary and recessionary pressures in key global economies, while other economies including the U.S. and U.K. appear to be experiencing improving economic conditions, have resulted in substantial easing of monetary policy in Europe and Japan which contributed to economic and market uncertainty, low interest rates and pressures on currency exchange rates in 2014 and will likely have similar impacts in 2015. Substantial changes in commodity prices, particularly oil, and a slowing of demand in China, are also contributing to economic and market risks. Further economic, political or market turmoil or developments may lead to stress on sovereign issuers, and increase the potential for sovereign defaults or restructurings, additional credit-rating downgrades or the departure of sovereign issuers from common currencies or economic unions. These same factors may contribute to increased risk of default or downgrading for financial and corporate issuers or other market risk associated with excess levels of liquidity. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.
In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at an industry or country level, potentially exposing us to a single market or political event or a correlated set of events. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other characteristics. These unrelated counterparties may concurrently experience adverse effects to their performance, liquidity or reputation due to events or other factors affecting such investment strategies. Though potentially not material individually (relative to any one such counterparty), our aggregated credit exposures to such a group of counterparties could similarly expose us to a single market or political event or a correlated set of events.
We are also generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized.
Our use of unaffiliated subcustodians also exposes us to operational risk, credit risk and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which may be material. These risks are amplified due to changing regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return a client’s assets. We are also exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to losses in the event of a counterparty breach. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market.
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
We also engage in certain off-balance sheet activities that involve risks. For example, we provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss. Similarly, we provide credit facilities in connection with the remarketing of U.S. municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and to their increased liquidity demands. In the current economic environment, where municipalities are subject to increased investor concern, the risks associated with such businesses increase. Further, our off-balance sheet activities also include our agreement, described above, to indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities.
Under evolving regulatory restrictions on credit exposure, which are anticipated to include broader or more prescriptive measures of credit exposure, we may be required to limit our exposures to specific issuers or groups, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations may adversely affect our businesses, may require that we expand our credit exposure to a broader range of issuers, including issuers that represent increased credit risk and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, that, among other responsibilities, manages our investment portfolio, our currency trading business, our securities finance business, and our investment management business. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in interest rate, market and credit risks.
Our investment securities portfolio represented approximately 41% of our consolidated total assets as of December 31, 2014, and the gross interest revenue associated with our investment portfolio represented approximately 20% of our consolidated total gross revenue for the year ended December 31, 2014 and has represented as much as 30% of our consolidated gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, our access to liquidity, foreign exchange markets, mark-to-market valuations, and our ability to profitably reinvest repayments of principal with respect to these securities. The low interest-rate environment that has persisted since the financial crisis began in mid-2007, and may continue in 2015 and beyond, limits our ability to achieve a net interest margin consistent with our historical averages.

Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan and lease portfolios represent a smaller proportion (approximately 7% of our consolidated total assets as of December 31, 2014), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the U.S. Basel III final rule issued in July 2013, after-tax changes in the fair value of investment securities classified as available for sale are included in tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the U.S. Basel III final rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
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
Further, we hold a portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio are significant.
If market conditions similar to those experienced in 2007 and 2008 were to recur, our investment portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010 with respect to these asset classes. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in other-than-temporary impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration below investment grade, our capital ratios as calculated pursuant to the Basel III final rule could be adversely affected. This risk is greater with portfolios of investment securities than with loans or holdings of U.S. Treasury securities.
Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected, particularly by a quicker-than-anticipated increase in interest rates or by monetary policy that results in persistently low or negative rates of interest. This has been the case, for example, with respect to recent ECB monetary policy, including negative interest rates in some jurisdictions, with associated negative effects on our net interest revenue and net interest margin. The effect on our net interest revenue has been exacerbated by the effects of the recent strong U.S. dollar relative to other currencies, particularly the Euro. If ECB monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue likely will continue or increase.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our net interest revenue and net interest margin are affected by the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary and other policies and activities of central banks, such as the Federal Reserve, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest revenue and net interest margin. The impact of changes in interest rates and related factors will depend on the relative duration and fixed-

or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow interest-rate spreads generally have a constraining effect on our net interest revenue. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk Management - Asset-and-Liability Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
If we are unable to continuously attract deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects, could be adversely affected.
Liquidity management, including on an intra-day basis, is critical to the management of our consolidated statement of condition and to our ability to service our client base. We generally use our liquidity to:

•	meet clients' demands for return of their deposits;

•	extend credit to our clients in connection with our custody business; and

•	fund the pool of long- and intermediate-term assets that are included in the investment securities carried in our consolidated statement of condition.
Because the demand for credit by our clients is difficult to predict and control, and may be at its peak at times of disruption in the securities markets, and because the average maturity of our investment securities portfolio is longer than the contractual maturity of our client deposit base, we need to continuously attract, and are dependent on access to, various sources of short-term funding. During periods of market disruption, the level of client deposits held by us has in recent years tended to increase; however, since such deposits are considered to be transitory, we have historically deposited so-called excess deposits with U.S. and non-U.S. central banks and in other highly liquid but low-yielding instruments. These levels of excess client deposits, as a consequence, have increased our net interest revenue but have adversely affected our net interest margin.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the relative interest rates that we are prepared to pay for these deposits and the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets.
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
The availability and cost of credit in short-term markets are highly dependent on the markets' perception of our liquidity and creditworthiness. Our efforts to monitor and manage our liquidity risk, including on an intra-day basis, may not be successful or sufficient to deal with dramatic or unanticipated changes in the global securities markets or other event-driven reductions in liquidity. As a result of such events, among other things, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment securities portfolio, which, depending on market conditions, could result in a loss from such sales of investment securities being recorded in our consolidated statement of income.
Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel III final rule, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing.
The U.S. Basel III final rule replaced the Basel I- and Basel II-based capital regulations. As a so-called “advanced approaches” banking organization, we became subject to the U.S. Basel III final rule on January 1, 2014.
On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel

III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets for certain types of assets and exposures. The final rule also revised the Basel II-based advanced approaches capital rules to implement Basel III and certain provisions of the Dodd-Frank Act.
On February 21, 2014, we were notified by the Federal Reserve that we had completed our parallel run period. Consequently, since the second quarter of 2014, we are required to use the advanced approaches framework as provided in the Federal Reserve's July 2013 Basel III final rule in the determination of our risk-based capital requirements. The Dodd-Frank Act applies a "capital floor" to advanced approaches banking organizations, such as State Street and State Street Bank. As of January 1, 2015, the Basel III standardized approach acts as that capital floor. As a result, we are required to calculate our risk-based capital ratios under both the Basel III advanced approach and the Basel III standardized approach, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.
In implementing certain aspects of these capital regulations, we are making interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with certain aspects of the advanced approaches capital rules and may require us to take certain actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, banking regulators could change the Basel III final rule or their interpretations as they apply to us, including changes to these standards or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel III final rule.
The U.S. Basel III final rule also contains additional new requirements, such as the SLR and LCR, and further capital and liquidity requirements are under consideration by U.S. and international banking regulators, such as an NSFR, each of which has the potential to have significant effects on our capital and liquidity planning and activities.
For example, the specification of the various elements of the U.S. LCR in the final rule, such as the eligibility of assets as high-quality liquid assets, the calculation of net outflows, including the treatment of operational deposits, and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of the Basel III final rule, and of other regulatory initiatives related to capital or liquidity, on State Street and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making.
As a G-SIB, we generally expect to be held to the most stringent provisions under the U.S. Basel III final rule. For example, on December 9, 2014, the Federal Reserve issued a proposed rulemaking to establish a risk-based capital surcharge for U.S. G-SIBs, such as State Street. Under the proposed rule, a G-SIB’s capital conservation buffer would be increased by the amount of the capital surcharge, using the higher surcharge as determined under two proposed methods. The first proposed method would consider a G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability, and complexity, whereas the second proposed method would replace substitutability with the use of short-term wholesale funding. If the rulemaking is finalized as proposed, the capital surcharge could be higher than the capital surcharge as determined under the framework proposed by the Basel Committee. Under the proposed rule, the capital surcharge would be phased in beginning in 2016 and would become fully effective on January 1, 2019. State Street is assessing the impact of the capital surcharge that would result if the proposed rule were implemented, and the effects of maintaining capital levels necessary to meet the surcharge could be material.
In addition, in November 2014, the FSB published a consultative document with a proposal to enhance the TLAC of G-SIBs in resolution. The proposal calls for G-SIBs to maintain TLAC in excess of prescribed minimum thresholds. TLAC would include regulatory capital and liabilities that can be written down or converted into equity during resolution. At a minimum, each G-SIB would need to hold TLAC in an amount equivalent to between 16% and 20% of its risk-weighted assets (plus applicable regulatory buffers) or at least twice the relevant Basel III tier 1 leverage ratio requirement. The proposal states that G-SIBs will not be expected to meet TLAC requirements before January 1, 2019. The FSB is expected to finalize its proposal in late 2015. U.S. banking regulators have not yet issued a proposal to implement TLAC requirements.
We are also required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's Comprehensive Capital

Analysis and Review process. That process is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. The planned capital actions in our capital plan, including stock purchases and dividends, may be objected to by the Federal Reserve, potentially requiring us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, and may require resubmission of the capital plan to the Federal Reserve for its non-objection. We are also subject to asset quality reviews and stress testing by the ECB and may in the future to be subject to similar reviews and testing by other regulators.
Our implementation of the new capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect, and which may adversely affect our consolidated revenues. In the event that our implementation of new capital and liquidity requirements under the Basel III final rule, the Dodd-Frank Act or other regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about the above matters, refer to “Business - Supervision and Regulation - Regulatory Capital Adequacy and Liquidity Standards” included under Item 1, and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, of this Form 10-K.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.

We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2014, total fee revenue represented approximately 78% of our total consolidated revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue.
The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients. For example, reductions in the level of economic and capital markets activity tend to have a negative effect on our fee revenue, as these often result in reduced asset valuations and transaction volumes. They may also result in investor preference trends towards asset classes and markets deemed more secure, such as cash or non-emerging markets, with respect to which our fee rates are often lower.
In addition, our clients include institutional investors, such as mutual funds, collective investment funds, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue and have a material adverse effect on our consolidated results of operations.
Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition.
Since 2011, Greece, Ireland, Italy, Portugal, Spain and other European economies have experienced, and in the future may experience, difficulties in financing their deficits and servicing their outstanding debt. Eurozone instability and sovereign debt concerns, and the downgraded credit ratings of associated sovereign debt and European financial institutions, have contributed to the volatility in the financial markets. This reduced confidence has led to support for Greece, Ireland, Portugal, and Spain by Eurozone countries and the International Monetary Fund. The ECB has purchased European sovereign debt to support these markets and to weaken the Euro relative to the currencies of significant trading partners of the Eurozone economy and, in the second half of 2014, announced operational details of possible asset-backed securities and covered bond purchase programs. Numerous European governments, have adopted austerity and other measures in an attempt to contain the spread of sovereign-debt concerns and overall slow economic growth. Current political attitudes towards such economic support and the European Union in these and other European countries appear to be diverging, creating the potential for an increasingly complex political environment in which actions to support European economies need to be resolved. In mid-2014 geopolitical pressure also rose due to the conflict between the Ukraine and Russia, with governments globally imposing trade restrictions which affected the global and European economy, the Russian currency and Russian financial markets and financial institutions.
These political disagreements, along with the interdependencies among European economies and financial institutions and the substantial refinancing requirements of European sovereign issuers create ongoing concern regarding deflationary pressures in Europe, persistent high levels of unemployment in certain countries and the stability of the Euro, European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, disruptions in the European financial markets, the failure to resolve fully and contain sovereign-debt concerns, continued recession in significant European economies, the possible attempt of a country to abandon the Euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro and the consequences of prolonged negative interest rates, could have a material adverse impact on our consolidated results of operations or financial condition.
Recent conditions in the global economy and financial markets have adversely affected us, and they have increased the uncertainty and unpredictability we face in managing our businesses.
Global credit and other financial markets have recently suffered from substantial volatility, illiquidity and disruption. The resulting economic pressure and lack of confidence in the financial stability of certain countries, and in the financial markets generally, have adversely affected our business, as well as the businesses of our clients and our significant counterparties. This environment, the potential for continuing or additional disruptions, and the regulatory and enforcement environment that has subsequently arisen have also affected overall confidence in financial institutions, have further exacerbated liquidity and pricing issues within the securities markets, have increased the uncertainty and unpredictability we face in managing our businesses, and have had an adverse effect on our consolidated results of operations and financial condition.
While global economies and financial markets showed some signs of stabilizing during 2013 and 2014, numerous global financial services firms and the sovereign debt of some nations experienced credit downgrades and recessionary issues. The occurrence of additional disruptions in global markets, continued uncertainty with respect to federal budget and federal debt-ceiling concerns in the U.S., continued economic or political uncertainty in Europe, or the worsening of economic conditions, could further adversely affect our businesses and the financial services industry in general, and also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions.
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
In addition, as our business grows globally and a significant percentage of our revenue is earned (and of our expenses paid) in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our consolidated expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. For example, during the second half of 2014, the effects of a stronger U.S. dollar, particularly relative to the Euro, reduced our servicing fee and management fee revenue and also reduced our expenses. The extent to which changes in the strength of the U.S. dollar relative to other currencies affects our consolidated results of operations, including the degree of any offset between increases or decreases to both revenue and expenses, will depend upon the nature and scope of our operations and activities in the relevant jurisdictions during the relevant periods, which may vary from period to period.
As our product offerings expand, in part as we seek to take advantage of perceived opportunities arising under various regulatory reforms and resulting market changes, the degree of our exposure to various market and credit risks will evolve, potentially resulting in greater revenue volatility. We also will need to make additional investments to develop the operational infrastructure and to enhance our compliance and risk management capabilities to support these businesses, which may increase the operating expenses of such businesses or, if our risk management resources fail to keep pace with product expansion, result in increased risk of loss from such businesses.
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
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. In November 2013, Moody’s Investors Service downgraded the long-term senior and subordinated debt ratings for State Street Bank.
The current market environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in various products.
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including the effects of market or regulatory developments, our announced or rumored business developments or consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us; our clients may reduce or place limits on the level of services we provide them or seek other service providers; or our prospective clients may select other service providers, all of which may have other adverse effects on our reputation.
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
In particular, State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act limits the activities in which we (and non-banking entities that we are deemed to control under that Act) may engage in activities the Federal Reserve considers to be closely related to banking or to managing or controlling banks. Financial holding company status expands the activities permissible for a bank holding company to those that are deemed to be “financial in nature” by the Federal Reserve. State Street elected to become a financial holding company under the Bank Holding Company Act. Financial holding company status requires State Street and its banking subsidiaries to remain well capitalized and well managed and to comply with Community Reinvestment Act obligations. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided in “Business - Supervision and Regulation” included under Item 1 of this Form 10-K.
The Dodd-Frank Act, which became law in July 2010, has had, and will continue to have, a significant impact on the regulatory structure of the global financial markets and has imposed, and is expected to continue to impose, significant additional costs on us. While U.S. banking regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional implementing regulations in the future. In light of the further rule-making required to fully implement the Dodd-Frank Act, as well as the discretion afforded to federal regulators, the full impact of this legislation on us, our business strategies and financial performance is not known at this time and may not be known for a number of years. Several elements of the Dodd-Frank Act, such as the Volcker rule and enhanced prudential standards for financial institutions designated as SIFIs, impose or are expected to impose significant additional operational, compliance and risk management costs both in the near-term, as we develop and integrate appropriate systems and procedures, and on a recurring basis thereafter, as we monitor, support and refine those systems and procedures.
A number of regulations implementing the Dodd-Frank Act that are not yet final are anticipated to be finalized in 2015 or 2016, with compliance dates soon thereafter, and, as a result of and together with regulatory change in Europe, the costs and impact on our operations of the post-financial crisis regulatory reform are accelerating. We may not anticipate completely all areas in which the Dodd-Frank Act or other regulatory initiatives could affect our business or influence our future activities or the full effects or extent of related operational, compliance, risk management or other costs.
The FDIC and the Federal Reserve jointly issued a final rule under the Dodd-Frank Act pursuant to which we are required to submit annually to the Federal Reserve and the FDIC a plan, known as a resolution plan, for our rapid and orderly resolution under the Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure. The FDIC also issued a final rule pursuant to which State Street Bank is required to submit annually to the FDIC a plan for resolution in the event of its failure. We and State Street Bank submitted our most recent annual resolution plan to the Federal Reserve and the FDIC on July 1, 2014. Subsequently, in August 2014, the Federal Reserve and the FDIC announced the completion of their reviews of resolution plans submitted in 2013 by 11 large, complex banking organizations, including State Street, under the requirements of the Dodd-Frank Act, and informed each of these organizations of specific shortcomings with their respective 2013 resolution plans. If the FDIC and the Federal Reserve should determine that one or more of our 2014, 2015 or any subsequent resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code, or we otherwise fail to meet regulatory expectations to the satisfaction of the Federal Reserve or the FDIC with respect to one or more of such resolution plans, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.

Other provisions of the Dodd-Frank Act and its implementing regulations, such as new rules for swap market participants, additional regulation of financial system utilities, the designation of non-bank institutions as SIFIs, and further requirements to facilitate orderly liquidation of large institutions, could adversely affect our business operations and our competitive position, and could also negatively affect the operational and competitive positions of our clients. The final effects of the Dodd-Frank Act on our business will depend largely on the scope and timing of the implementation of the Dodd-Frank Act by regulatory bodies, which in many cases have been delayed, and the exercise of discretion by these regulatory bodies.
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, limitations on our business activities, or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex regulations relating to money laundering and anti-terrorist monitoring of our clients. The same applies with respect to anti-corruption laws and related requirements. Regulatory scrutiny of compliance with these and other regulations is increasing and our operations are subject to regulations from multiple jurisdictions. The overall evolving regulatory landscape in each jurisdiction in which we operate, including requirements or restrictions on our service offerings or opportunities for new service offerings, particularly when applied on a cross-border basis, is not necessarily consistent with the requirements or regulatory objectives of other jurisdictions in which we have clients or operations. This evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulation and initiatives may be inconsistent or conflict with current or proposed regulations in the U.S., which could create increased compliance and other costs that would adversely affect business, operations or profitability.
Our designation under the Dodd-Frank Act in the U.S. as a SIFI, and our identification by the FSB as a G-SIB, to which certain regulatory capital surcharges may apply, will subject us to incrementally higher capital and prudential requirements, increased scrutiny of our activities and potential further regulatory requirements or increased regulatory expectations than those applicable to some of the financial institutions with which we compete as a custodian or asset manager. This increased scrutiny also has significantly increased, and may continue to increase, our expenses associated with regulatory compliance, including personnel and systems, as well as implementation and related costs to enhance our programs.
We are further affected by other regulatory initiatives, including, but not limited to, the implementation of the Basel III final rule, including the proposed NSFR and Basel III SLR, the implemented Alternative Investment Fund Managers Directive, or AIFMD, the European Market Infrastructure Resolution, or EMIR, which is currently in an implementation phase, proposed revisions to the European collective investment fund, or UCITS, proposed revisions to the Markets in Financial Instruments Directive and anticipated revisions to the European Union data protection regulation. Recent, proposed or potential regulations in the U.S. and Europe with respect to money market funds, short-term wholesale funding, such as repurchase agreements or securities lending, or other “shadow banking” activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In Europe, the AIFMD increases the responsibilities and potential liabilities of custodians to certain of their clients for asset losses, and proposed revisions to the regulations affecting UCITS are anticipated to incorporate similar, potentially more strict, standards.
EMIR requires the reporting of all derivatives to a trade repository, the mandatory clearing of certain derivatives trades via a central counterparty and risk mitigation techniques for derivatives not cleared via a central counterparty. EMIR will impact our business activities, and increase costs, in various ways, some of which may be adverse. Further, the European Commission's proposal to introduce a proposed financial transaction tax or similar proposals elsewhere, if adopted, could materially affect the location and volume of financial transactions or otherwise alter the conduct of financial activities, any of which could have a material adverse effect on our business and on our consolidated results of operations or financial condition.
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
In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients. If we cause clients to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our consolidated results of operations and financial condition.
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
To calculate our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios for regulatory purposes, the Basel III final rule involves the use of current and historical data, including our own loss data and claims experience and similar information from other industry participants, market volatility measures, interest rates and spreads, asset valuations, credit exposures, and the creditworthiness of our counterparties. These calculations also involve the use of quantitative formulae, statistical models, historical correlations and significant assumptions. We refer to the data, formulae, models, correlations, and assumptions, as well as our related internal processes, as our “advanced systems.” While our advanced systems are generally quantitative in nature, significant components involve the exercise of judgment based, among other factors, on our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in our advanced systems and a corresponding material change in our risk exposures, our total risk-weighted assets and our capital ratios compared to prior periods. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or more general market, or individual financial institution-specific, activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total risk-weighted assets and our capital ratios calculated under the Basel III final rule will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.

Our businesses may be adversely affected by regulatory enforcement and litigation.
In the ordinary course of our business, we are subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses or markets in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.
From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of our fiduciary or contractual responsibilities. Often, the announcement or other publication of such a claim or action, or of any related settlement, may spur the initiation of similar claims by other clients or governmental parties. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability, changes in our business practices or an adverse effect on our reputation or on client demand for our products and services. In regulatory settlements since the financial crisis, the fines imposed by regulators have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach.
We are currently subject to both regulatory inquiries and civil litigation with respect to the provision of foreign exchange execution services to institutional investors that are also custody clients. We recorded total accruals of $185 million for 2014 with respect to certain of these matters, and these regulatory matters and litigation have the potential to have a material adverse effect on our consolidated results of operations for any future period in which the relevant matter is resolved or any additional accrual is determined to be required, on our consolidated financial condition or on our reputation. The potential exposure from such matters is difficult to estimate because the basis on which some claims may be brought remains uncertain or the legal theories being applied are untested in the courts. For additional information concerning these matters, refer to the risk factor titled “We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely affected our revenue from such trading and may cause our revenue from such trading to decline in the future.”
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
Our operations are subject to regular and ongoing inspection by our bank and other financial market regulators in the U.S. and internationally. As a result of such inspections, regulators may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant cost, management attention, and systems development and such efforts may affect our ability to expand our business until such remedial actions are completed. Our failure to implement enhanced compliance and risk management procedures in a manner and in a timeframe deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with such regulatory authority and could lead to restrictions on our activities or other sanctions.
Further, we may become subject to regulatory scrutiny, inquiries or investigations associated with broad, industry-wide concerns, and potentially client-related inquiries or claims, whether or not we engaged in the relevant activities, and could experience associated increased costs or harm to our reputation. For example, we are a major foreign exchange dealer and also publish a commonly used foreign exchange benchmark. Many participants in the foreign exchange industry have settled governmental allegations of manipulation in foreign exchange markets, particularly with respect to published benchmarks, and others are expected to be facing similar inquiries or related civil litigation. We are enhancing our monitoring with respect to foreign exchange transactions and communications by foreign exchange traders. We are also undertaking an internal review of communications and have been advising certain U.S. and non-U.S. government agencies of the results of such review. Our business may become subject to material governmental review, proceedings or actions or the assertion of material claims, and the industry may become subject to increased regulation, any of which could decrease the volume and profitability of our foreign exchange trading activities. Our revenue worldwide from direct foreign exchange sales and trading totaled $361 million in 2014, $304 million in 2013 and $263 million in 2012.
Separately, we are responding to subpoenas from the Department of Justice and the SEC for information regarding our solicitation of asset servicing business of public retirement plans. We have retained counsel to conduct a review of these matters, including our use of consultants and lobbyists in our solicitation of business of public retirement plans and, in at least one instance, political contributions by one of our consultants during and after a public bidding process.
In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, we cannot provide assurance as to the outcome of any pending or potential matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. We may be unable to accurately estimate our exposure to litigation risk when we record reserves for probable and estimable loss contingencies. As a result, any reserves we establish to cover any settlements, judgments or regulatory fines may not be sufficient to cover our actual financial exposure. The resolution of certain pending or potential legal or regulatory matters could have a material adverse effect on our consolidated results of operations for the period in which the relevant matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation.
We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely affected our revenue from such trading and may cause our revenue from such trading to decline in the future.
Our custody clients are not required to execute foreign exchange transactions with us. To the extent they execute foreign exchange trades with us, they generally execute a greater volume using our direct methods of execution at negotiated rates or spreads than they execute using our “indirect” methods at rates we establish. Where our clients or their investment managers choose to use our indirect foreign exchange execution methods, generally they elect that service for trades of smaller size or for currencies where regulatory or operational requirements cause trading in such currencies to present greater operational risk and costs for them. Given the nature of these trades and other features of the indirect foreign exchange trading in which we engage, we generally charge higher rates for indirect execution than we charge for other trades, including trades in the interbank currency market.
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
We provide custody services to and engage in principal foreign exchange trading with government pension plans in other jurisdictions. Since the commencement of the litigation in California, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the SEC, have requested information or issued subpoenas in connection with inquiries into the pricing of our indirect foreign exchange trading. We continue to respond to such inquiries and subpoenas. Given that many of these inquiries are ongoing, we can provide no assurance that litigation or regulatory proceedings or actions will not be brought against us or as to the nature of the claims that might be alleged. Such litigation, proceedings or actions may be brought on theories similar to those advanced in California or on alternative theories of liability.
We engage in indirect foreign exchange trading with a broad range of custody clients in the U.S. and internationally. We have responded and are responding to information requests from a number of clients concerning our indirect foreign exchange rates. In February 2011, a putative class action was filed in federal court in Boston seeking unspecified damages, including treble damages, on behalf of all custodial clients that executed certain foreign exchange transactions with State Street from 1998 to 2009. The putative class action alleges, among other things, that the rates at which State Street executed foreign currency trades constituted an unfair and deceptive practice under Massachusetts law and a breach of the duty of loyalty. Two other putative class actions are currently pending in federal court in Boston alleging various violations of ERISA on behalf of all ERISA plans custodied with us that executed indirect foreign exchange trades with State Street from 1998 onward. The complaints allege that State Street caused class members to pay unfair and unreasonable rates for indirect foreign exchange trades with State Street. The complaints seek unspecified damages, disgorgement of profits, and other equitable relief. Other claims may be asserted in the future, including in response to developments in the actions discussed above or governmental proceedings.

We cannot provide any assurance as to the outcome of the pending proceedings, or whether other proceedings might be commenced against us by clients or government authorities. For example, the New York Attorney General and the United States Attorney for the Southern District of New York, each of which has brought indirect foreign exchange-related legal proceedings against one of our competitors, have made inquiries to us about our indirect foreign exchange execution methods. We expect that plaintiffs will seek to recover their share of all or a portion of the revenue that we have recorded from providing indirect foreign exchange trades.
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the years ended December 31:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
2014	246
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
We cannot predict the outcome of any pending matters or whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages. In each of the third and fourth quarters of 2014, we announced charges (due to legal accruals recorded in those quarters) reflecting our intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect foreign exchange client activities. With respect to those legal accruals: (1) we are engaged in discussions with some, but not all, of the governmental agencies and civil litigants that we have described in connection with these matters regarding potential settlements of their outstanding or potential claims; (2) there can be no assurance that we will reach a settlement in any of these matters, that the cost of such settlements would not materially exceed such accruals, or that other claims will not be asserted; and (3) we do not currently intend to seek to negotiate settlements with respect to all outstanding and potential claims, and our current efforts, even if successful, will not address all of our potential material legal exposure arising out of our indirect foreign exchange client activities. The resolution of pending matters or the resolution of any that may be initiated, filed or threatened could have a material adverse effect on our consolidated results of operations, our consolidated financial condition and our reputation.
The heightened regulatory and media scrutiny on indirect foreign exchange services has resulted in clients reducing the volume of indirect foreign exchange trades, which has had and is anticipated to continue to have an adverse impact on our revenue from, and the profitability of, our indirect foreign exchange trading. Some custody clients or their investment managers have elected to change the manner in which they execute foreign exchange with us or have decided not to use our foreign exchange execution methods. We do not expect the market, regulatory and other pressures on our indirect foreign exchange services to decrease in 2015. We intend to continue to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by execution option. We cannot provide assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange trading, or to use alternatives to our existing indirect foreign exchange trading, will choose the alternatives offered by us. Accordingly, our revenue earned from providing these foreign exchange trading services may decline further.
We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through SSGA. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest cash in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by GAAP, and if we are deemed to be the primary beneficiary of these funds, we may be required to consolidate these funds in our financial statements under GAAP. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
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
The net assets of any consolidated fund are solely available to settle the liabilities of the fund and to settle any investors’ ownership redemption requests, including any seed capital invested in the fund by State Street. We are not contractually required to provide financial or any other support to any of our sponsored investment funds and are subject to regulations that prohibit or limit our ability to do so. In addition, neither creditors nor equity investors in the sponsored investment funds have any recourse to State Street’s general credit.
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

Our management of collective investment pools on behalf of clients exposes us to reputational risk and operational losses. If our clients incur substantial investment losses in these pools, receive redemptions as in-kind distributions rather than in cash, or experience significant under-performance relative to the market or our competitors' products, our reputation could be significantly harmed, which harm could significantly and adversely affect the prospects of our associated business units. Because we often implement investment and operational decisions and actions over multiple investment pools to achieve scale, we face the risk that losses, even small losses, may have a significant effect in the aggregate.
Within our investment management business, we manage investment pools, such as mutual funds and collective investment funds that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in money market funds and other products designed to maintain a constant net asset value of $1.00.
During the market disruption that accelerated following the bankruptcy of Lehman Brothers, the liquidity in many asset classes, particularly short- and long-term fixed-income securities, declined dramatically, and providing liquidity to meet all client demands in these investment pools without adversely affecting the return to non-withdrawing clients became more difficult. In 2008, we imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds' assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds' net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition. During this period, we also continued to process purchase and redemption of units of the collateral pools at $1.00 although the fair market value of the collateral pools' assets were less than $1.00. Our willingness in the future to continue to process purchases and redemptions from collateral pools at $1.00 when the fair market value of our collateral pools' assets is less than $1.00 could expose us to significant liability. Our unwillingness in the future to continue to process purchases and redemptions from collateral pools at $1.00 when the fair market value of the collateral pools' assets are less than $1.00 could similarly expose us to significant liability.
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
The potential reputational impact from any decision to support or not to support a fund, and from restrictions on redemptions, is most acute in connection with money market funds and other cash products that employ a constant net asset value of $1.00 for purposes of effecting subscriptions and redemptions. To some degree investors in such cash products rely upon an implicit assumption that the sponsors of the investment vehicle will support the $1.00 valuation of a cash fund. While there can be no assurance that we will not change our policy in the future, we have disclosed in the offering documents for such cash products that we do not intend to support the $1.00 valuation of such products. If such cash funds were in the future to have valuations of less than $1.00, such occurrence could have a material adverse effect on our reputation and our clients that invested in such funds.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. For example, as discussed earlier in this “Risk Factors” section, we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, regulatory and reputational issues in our transition management business in the U.K. in 2010 and 2011 adversely affected our revenue from that business in 2012, 2013 and 2014. Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.
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
In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to identify or fully understand the implications of changes in our businesses or the financial markets and fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory or industry requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations.
Operational risk is inherent in all of our business activities. As a leading provider of services to institutional investors, we provide a broad array of services, including research, investment management, trading services and investment servicing that expose us to operational risk. In addition, these services generate a broad array of complex and specialized servicing, confidentiality and fiduciary requirements, many of which involve the opportunity for human, systems or process errors. We face the risk that the control policies, procedures and systems we have established to comply with our operational requirements will fail, will be inadequate or will become outdated. We also face the potential for loss resulting from inadequate or failed internal processes, employee supervision or monitoring mechanisms, service-provider processes or other systems or controls, which could materially affect our future consolidated results of operations. Given the volume and magnitude of transactions we process on a daily basis, operational losses represent a potentially significant financial risk for our business. Operational errors that result in us remitting funds to a failing or bankrupt entity may be irreversible, and may subject us to losses.
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
The quantitative models we use to manage our business may contain errors that result in inadequate risk assessments, inaccurate valuations or poor business decisions, and lapses in disclosure controls and procedures or internal control over financial reporting could occur, any of which could result in material harm.
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest-rate risk and business risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset-and-liability management and whether to change business strategy. In all of these uses, the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential limitations in models pose an ongoing risk to us.
We also may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make for regulatory purposes may not adequately capture or express the true risk profiles of our businesses. Moreover, as businesses and markets evolve, our measurements may not accurately reflect this evolution. While our risk measures may indicate sufficient capitalization, they may underestimate the level of capital necessary to conduct our businesses.
Additionally, our disclosure controls and procedures may not be effective in every circumstance, and, similarly, it is possible we may identify a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business and consolidated results of operations or consolidated financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties or judgments or harm our reputation.
Cost shifting to non-U.S. jurisdictions may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We actively strive to achieve cost savings by shifting certain business processes and business support functions to lower-cost geographic locations, such as Poland, India and China. We may accomplish this shift by establishing operations in lower-cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations may also be affected by regulatory and client acceptance issues. Such relocation of functions also entails costs, such as technology, real estate and restructuring expenses, that may offset or exceed the expected financial benefits of the lower-cost locations. In addition, the financial benefits of lower-cost locations may diminish over time.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Since 2012, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been subjected to cyber-attack, and although we have not suffered a material breach of our systems, it is possible that we could suffer such a breach in the future. We may not implement effective systems and other measures to effectively prevent or mitigate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and facilities, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions, provide services or maintain systems availability, maintain compliance and internal controls or otherwise appropriately conduct our business activities. For example, there could be sudden increases in transaction or data volumes, electrical or telecommunications outages, cyber-attacks or employee or contractor error or malfeasance.
The third parties with which we do business, which facilitate our business activities or with whom we otherwise engage or interact, including financial intermediaries and technology infrastructure and service providers, are also susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business.
In particular, we, like other financial services firms, will continue to face increasing cyber threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. Our status as a global systemically important financial institution may enhance the risk that we are targeted by such cyber-security threats. We therefore could experience significant related costs and exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.

Due to our dependence on technology and the important role it plays in our business operations, we must persist in improving and updating our information technology infrastructure. Updating these systems and facilities can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. However, failing to properly respond to and invest in changes and advancements in technology can limit our ability to attract and retain clients, prevent us from offering similar products and services as those offered by our competitors and inhibit our ability to meet regulatory requirements.
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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of challenges associated with evolving compensation restrictions applicable, or which may become applicable, to banks and some asset managers and that potentially are not applicable to other financial services firms in all jurisdictions. The unexpected loss of services of key personnel, both in business units and control functions, could have a material adverse impact on our business because of their skills, their knowledge of our markets, operations and clients, their years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, could adversely affect our clients' perception of our ability to continue to manage certain types of investment management mandates or to provide other services to them.
We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses, particularly our custodial and investment management services. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
Some of our competitors, including our competitors in core services, have substantially greater capital resources than we do or are not subject to as stringent capital or other regulatory requirements as are we. In some of our businesses, we are service providers to significant competitors. These competitors are in some instances significant clients, and the retention of these clients involves additional risks, such as the avoidance of actual or perceived conflicts of interest and the maintenance of high levels of service quality and intra-company confidentiality. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect our ability to maintain or increase our profitability. Many of our core services are subject to contracts that have relatively short terms or may be terminated by our client after a short notice period. In addition, pricing pressures as a result of the activities of competitors, client pricing reviews, and rebids, as well as the introduction of new products, may result in a reduction in the prices we can charge for our products and services.
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
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by acquisition-related charges. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined. In the fourth quarter of 2014, we recorded a $9 million impairment for that reason.
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
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal government, state governments, including Massachusetts, and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our business that could have a negative impact on our after-tax earnings. For example, the expiration at the end of 2014 of provisions of the U.S. tax laws that favorably affected the taxation of our non-U.S. operations could negatively affect our effective tax rate beginning in 2015. Although these U.S. tax laws have previously expired and been re-

enacted, it is uncertain whether they will be re-enacted again.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We occupy a total of approximately 7.8 million square feet of office space and related facilities worldwide, of which approximately 6.9 million square feet are leased. Of the total leased space, approximately 2.7 million square feet are located in eastern Massachusetts. An additional 1.7 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 1.8 million square feet in the U.K. and elsewhere in Europe, and approximately 700,000 square feet in the Asia/Pacific region.
Our headquarters is located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts, a 36-story office building. Various divisions of our two lines of business, as well as support functions, occupy space in this building. We lease the entire 1,025,000 square feet of the building, and a related underground parking garage, at One Lincoln Street, under 20-year non-cancellable capital leases expiring in 2023. A portion of the lease payments is offset by subleases for approximately 127,000 square feet of the building.
In 2014, construction completed on the Channel Center, a build-to-suit office building located in Boston, designed to consolidate our staff from various eastern Massachusetts locations. We began leasing space in February and the entire 500,000 square feet of this building was leased by mid September. We occupy three buildings located in Quincy, Massachusetts, one of which we own and two of which we lease. The buildings, containing a total of approximately 1.1 million square feet (720,000 square feet owned and 380,000 square feet leased), function as State Street Bank's principal operations facilities.
We occupy other principal properties located in Missouri, New Jersey, New York, California and Ontario, composed of five leased buildings containing a total of approximately 1.0 million square feet, under leases expiring from June 2015 to August 2025. Significant properties in the U.K. and Europe include eight buildings located in England, Scotland, Poland, Ireland, Luxembourg, Germany, and Italy, containing approximately 1.2 million square feet under leases expiring from January 2019 through August 2034.

Principal properties located in China and Australia consist of three buildings containing approximately 379,000 square feet under leases expiring from September 2020 through May 2021.
We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in note 20 to the consolidated financial statements included under Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information with respect to each of our executive officers as of February 20, 2015.

Name	Age	Position
Joseph L. Hooley	57	Chairman and Chief Executive Officer
Joseph C. Antonellis	60	Vice Chairman
Michael W. Bell	51	Executive Vice President and Chief Financial Officer
Jeffrey N. Carp	58	Executive Vice President, Chief Legal Officer and Secretary
Gunjan Kedia	44	Executive Vice President
John L. Klinck, Jr.	51	Executive Vice President
Andrew Kuritzkes	54	Executive Vice President and Chief Risk Officer
Sean P. Newth	39	Senior Vice President, Chief Accounting Officer and Controller
Peter O'Neill	56	Executive Vice President
Christopher Perretta	57	Executive Vice President
James S. Phalen	64	Vice Chairman
Scott F. Powers	55	President and Chief Executive Officer of State Street Global Advisors
Alison A. Quirk	53	Executive Vice President
Michael F. Rogers	57	President and Chief Operating Officer
Wai-Kwong Seck	59	Executive Vice President
All executive officers are appointed by the Board and hold office at the discretion of the Board. No family relationships exist among any of our directors and executive officers.
Mr. Hooley joined State Street in 1986 and currently serves as Chairman and Chief Executive Officer. He was appointed Chief Executive Officer in March 2010 and Chairman of the Board in January

2011. He served as our President and Chief Operating Officer from April 2008 until December 2014. From 2002 to April 2008, Mr. Hooley served as Executive Vice President and head of Investor Services and, in 2006, was appointed Vice Chairman and Global Head of Investment Servicing and Investment Research and Trading. Mr. Hooley was elected to serve on the Board of Directors effective October 22, 2009.

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
Ms. Kedia joined State Street in 2008 as an executive vice president and is responsible for the Investment Servicing business in the Americas for mutual funds, insurance and institutional clients. Prior to joining State Street, Ms. Kedia previously was an executive vice president, global product management at Bank of New York Mellon. Additionally, Ms. Kedia was a partner with McKinsey & Company focusing on financial institutions and an associate with PriceWaterhouseCoopers.
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
Mr. Newth joined State Street in 2005 and has served as Senior Vice President, Chief Accounting Officer and Corporate Controller since October 2014. Prior to that, he held several senior positions in State Street's Accounting Department, including Director of Accounting Policy from 2009 to 2014 and Deputy Controller beginning in April 2014. Before joining State Street, Mr. Newth served in various transaction services, accounting advisory and assurance roles at KPMG, from 1997 to 2005.
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
Mr. Phalen joined State Street in 1992 and in 2014 began serving as head of the Office of Regulatory Initiatives. He was appointed Vice Chairman in March 2014. Mr. Phalen served as Executive Vice President and head of Global Operations, Technology and Product Development from 2010 to 2014. Prior to that, starting in 2000, he served as Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of Investor Services in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of SSGA, following which he returned to his role as head of international operations for Investment Servicing and Investment Research and Trading.
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
Mr. Rogers joined State Street in 2007 as part of our acquisition of Investors Financial Services Corp., and was appointed President and Chief Operating Officer in December 2014. In that role, he is responsible for State Street Global Markets, State Street Global Services Americas, Information Technology, Global Operations, and Global Exchange, State Street’s data and analytics business. Prior to that, Mr. Rogers served as head of Global Markets and Global Services - Americas since November 2011 and served as head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held beginning in 2009. From State Street's acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial

Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. and its predecessors in various capacities, most recently as President beginning in 2001.
Mr. Seck joined State Street in 2011 as executive vice president and head of Global Markets and Global Services across Asia Pacific. Prior to joining State Street, Mr. Seck was chief financial officer of the Singapore Exchange for eight years. Previously he held senior-level positions in the Monetary Authority of Singapore, the Government of Singapore Investment Corporation, Lehman Brothers and DBS Bank.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 3,049 shareholders of record as of January 31, 2015. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Summarized Financial Information (Unaudited)” included under Item 8 of this Form 10-K, and is incorporated herein by reference.
In March 2014, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.70 billion of our common stock from April 1, 2014 through March 31, 2015. As of December 31, 2014, we had approximately $470 million remaining under that program.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2014. All shares of our common stock purchased during the quarter ended December 31, 2014 were purchased under the above-described Board-approved program. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
October 1 - October 31, 2014	2,786	$70.35	$196	$684
November 1 - November 30, 2014	2,108	76.64	162	522
December 1 - December 31, 2014	668	78.48	52	470
Total	5,562	$73.71	$410	$470
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
Payment of dividends by State Street Bank is subject to the provisions of the Massachusetts banking law, which provide that State Street Bank's Board of Directors may declare, from State Street Bank's "net profits," as defined below, cash dividends annually, semi-annually or quarterly (but not more frequently) and can declare non-cash dividends at any time. Under Massachusetts banking law, for purposes of determining the amount of cash dividends that are payable by State Street Bank, “net profits” is defined as an amount equal to the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
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
Under the Federal Reserve Act's Regulation H: Membership of State Banking Institutions in the Federal Reserve System, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank's Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” for the preceding two calendar years. For these purposes, “retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank's net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank's net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two-year period and by any required transfers to surplus or to a fund for the retirement of preferred stock.
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
In 2014, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.16 per share, totaling approximately $490 million. In 2013, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.04 per share, totaling approximately $463 million. Currently, any payment of future common stock dividends by our parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its CCAR process. Information about dividends declared by our parent company and dividends from our subsidiary banks is provided under “Capital” in Management's Discussion and Analysis included under Item 7, and in note 15 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Business - Supervision and Regulation - Capital

Planning, Stress Tests and Dividends” included under Item 1 of this Form 10-K and the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel III final rule, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” included under Item 1A of this Form 10-K.
Information about our equity compensation plans is included under Item 12, and in note 14 to the consolidated financial statements included under Item 8, of this Form 10-K, and is incorporated herein by reference.
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2009 at the closing price on the last trading day of 2009, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 85 of the Standard & Poor's 500 companies, representing 25 diversified financial services companies, 21 insurance companies, 22 real estate companies and 17 banking companies. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S., and is composed of 24 leading national money center and regional banks and thrifts.

	2009	2010	2011	2012	2013	2014
State Street Corporation	$100	$107	$114	$101	$120	$190
S&P 500 Index	100	115	132	135	157	208
S&P Financial Index	100	112	126	104	135	183
KBW Bank Index	100	123	152	117	153	211

ITEM 6.SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEAR ENDED DECEMBER 31:	2014	2013	2012	2011	2010
Total fee revenue	$8,031	$7,590	$7,088	$7,194	$6,540
Net interest revenue	2,260	2,303	2,538	2,333	2,699
Gains (losses) related to investment securities, net(1)	4	(9)	23	67	(286)
Total revenue	10,295	9,884	9,649	9,594	8,953
Provision for loan losses	10	6	(3)	—	25
Expenses:
Compensation and employee benefits	4,060	3,800	3,837	3,820	3,524
Information systems and communications	976	935	844	776	713
Transaction processing services	784	733	702	732	653
Occupancy	461	467	470	455	463
Claims resolution	—	—	(362)	—	—
Securities lending charge	—	—	—	—	414
Acquisition and restructuring costs, net(2)	133	104	225	269	252
Other	1,413	1,153	1,170	1,006	823
Total expenses	7,827	7,192	6,886	7,058	6,842
Income before income tax expense	2,458	2,686	2,766	2,536	2,086
Income tax expense(3)	421	550	705	616	530
Net income	$2,037	$2,136	$2,061	$1,920	$1,556
Adjustments to net income(4)	(64)	(34)	(42)	(38)	(16)
Net income available to common shareholders	$1,973	$2,102	$2,019	$1,882	$1,540
PER COMMON SHARE:
Earnings per common share:
Basic	$4.65	$4.71	$4.25	$3.82	$3.11
Diluted	4.57	4.62	4.20	3.79	3.09
Cash dividends declared	1.16	1.04	.96	.72	.04
Closing market price (at year end)	$78.50	$73.39	$47.01	$40.31	$46.34
AT YEAR END:
Investment securities	$112,636	$116,914	$121,061	$109,153	$94,130
Average total interest-earning assets	209,054	178,101	167,615	147,657	126,256
Total assets	274,119	243,291	222,582	216,827	160,505
Deposits	209,040	182,268	164,181	157,287	98,345
Long-term debt	10,042	9,699	7,429	8,131	8,550
Total shareholders' equity	21,473	20,378	20,869	19,398	17,787
Assets under custody and administration (in billions)	28,188	27,427	24,371	21,807	21,527
Assets under management (in billions)	2,448	2,345	2,086	1,845	2,010
Number of employees	29,970	29,430	29,650	29,740	28,670
RATIOS:
Return on average common shareholders' equity	9.8%	10.5%	10.3%	10.0%	9.5%
Return on average assets	0.86	1.03	1.06	1.10	1.02
Common dividend payout	24.83	21.97	22.43	18.83	1.29
Average common equity to average total assets	8.5	9.7	10.1	10.9	10.8
Net interest margin, fully taxable-equivalent basis	1.16	1.37	1.59	1.67	2.24
Common equity tier 1 ratio(5)	12.5	15.5	17.1	16.8	18.1
Tier 1 capital ratio(5)	14.6	17.3	19.1	18.8	20.5
Total capital ratio(5)	16.6	19.7	20.6	20.5	22.0
Tier 1 leverage ratio(5)	6.4	6.9	7.1	7.3	8.2

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
(4) Amounts for 2014, 2013, 2012 and 2011 represented preferred stock dividends and the allocation of earnings to participating securities using the two-class method. Amount for 2010 represented the allocation of earnings to participating securities using the two-class method.
(5) Ratios for 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Ratios for 2013, 2012, 2011 and 2010 were calculated in conformity with the provisions of Basel I. Ratios for 2014 are not directly comparable to ratios for prior years. Refer to note 15 to the consolidated financial statements included under Item 8 of this Form 10-K.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
State Street Corporation, or the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in this Management's Discussion and Analysis to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank and Trust Company, or State Street Bank. As of December 31, 2014, we had consolidated total assets of $274.12 billion, consolidated total deposits of $209.04 billion, consolidated total shareholders' equity of $21.47 billion and 29,970 employees. With $28.19 trillion of assets under custody and administration and $2.45 trillion of assets under management as of December 31, 2014, we are a leading specialist in meeting the needs of institutional investors worldwide.
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
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and note 24 to the consolidated financial statements included under Item 8 of this Form 10-K.

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements included under Item 8 of this Form 10-K. Certain previously reported amounts presented in this Form 10-K have been reclassified to conform to current-year presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods consist of accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in this Management's Discussion and Analysis.
Certain financial information provided in this Form 10-K, including this Management's Discussion and Analysis, is prepared on both a GAAP, or reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP.
We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding State Street's capital position and is of interest to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

investors. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable GAAP-basis measure.
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
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. These additional disclosures are accessible under "Filings and Reports" on the “Investor Relations” section of our corporate website at www.statestreet.com/stockholder. We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-K.

TABLE 1: OVERVIEW OF FINANCIAL RESULTS

Years Ended December 31,	2014	2013	2012
(Dollars in millions, except per share amounts)
Total fee revenue	$8,031	$7,590	$7,088
Net interest revenue	2,260	2,303	2,538
Gains (losses) related to investment securities, net	4	(9)	23
Total revenue	10,295	9,884	9,649
Provision for loan losses	10	6	(3)
Total expenses	7,827	7,192	6,886
Income before income tax expense	2,458	2,686	2,766
Income tax expense(1)	421	550	705
Net income	$2,037	$2,136	$2,061
Adjustments to net income:
Dividends on preferred stock(2)	(61)	(26)	(29)
Earnings allocated to participating securities(3)	(3)	(8)	(13)
Net income available to common shareholders	$1,973	$2,102	$2,019
Earnings per common share:
Basic	$4.65	$4.71	$4.25
Diluted	4.57	4.62	4.20
Average common shares outstanding (in thousands):
Basic	424,223	446,245	474,458
Diluted	432,007	455,155	481,129
Cash dividends declared per common share	$1.16	$1.04	$.96
Return on average common equity	9.8%	10.5%	10.3%

(1) 2013 included an out-of-period income tax benefit of $71 million to adjust deferred taxes. Amount for 2012 reflected the net effect of certain tax matters ($7 million benefit) associated with the 2010 Intesa acquisition.
(2) 2014 included $35 million and $26 million related to Series D and Series C preferred stock, respectively. Amount for 2013 included $26 million related to Series C preferred stock. Amount for 2012 included $8 million related to Series C preferred stock and $21 million related to Series A preferred stock. Refer to note 13 to the consolidated financial statements included under Item 8 of this Form 10-K for additional information regarding our preferred stock dividends.
(3) Refer to note 23 to the consolidated financial statements included under Item 8 of this Form 10-K.
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for 2014 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for 2014 to those for 2013, is provided under “Consolidated Results of Operations,” which follows these sections.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Highlights

•	Total asset servicing and asset management fees increased 6% and 9%, respectively, in 2014 compared to 2013, mainly the result of net new business installed and stronger global equity markets.

•	Diluted earnings per common share, EPS, decreased 1% to $4.57 in 2014 from $4.62 in 2013, primarily driven by increased fee revenue.

•
In 2014, we purchased approximately 23.8 million shares of our common stock at an average per-share cost of $69.48 and an aggregate cost of approximately $1.65 billion. We have approximately $470 million under our current $1.70 billion common stock purchase program effective through March 2015.

Additional information with respect to our common stock purchase program is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.

•
We completed our Business Operations and Information Technology Transformation program at the end of 2014, achieving, over the course of the program, greater than $625 million of total pre-tax savings on an annual basis with full effect in 2015, based on projected improvement from our total 2010 expenses from operations, all else being equal.

Additional information with respect to the program is provided under "Consolidated Results of Operations - Expenses" in this Management's Discussion and Analysis.

•
For the fourth quarter of 2014, we recorded a pre-tax charge of $115 million to increase our legal accrual associated with indirect foreign exchange matters. This accrual reflects a $65 million additional accrual that we announced on February 20, 2015. The effects of the additional accrual are reflected in the financial and other information reported in this Form 10-K. The additional accrual announced on February 20, 2015 reflects continued negotiations in connection with our intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect foreign exchange client activities. The total legal accrual associated with these matters as of the time of the filing of this Form 10-K is $185 million, all of which is included in the consolidated statement of income for the year ended December 31, 2014.

Financial Results

•
Total revenue increased 4% in 2014 compared to 2013, primarily due to the increase in fee revenue of 6% compared to 2013, partially offset by a decline in processing fees and other revenue and net interest revenue.

•	Total expenses in 2014 increased 9% compared to 2013, primarily driven by increases in other expenses, compensation and employee benefit expenses and transaction processing services.

•
In 2014, we secured an estimated $1.14 trillion of new business in assets to be serviced; of that total, approximately $767 billion was installed prior to December 31, 2014, with the remaining balance expected to be installed in 2015.

The new business not installed, totaling $406 billion by December 31, 2014, which consisted of $371 billion from 2014 and $35 billion from 2013, was not included in our assets under custody and administration as of that date, and had no impact on our servicing fee revenue in 2014, as the assets are not included until their installation is complete and we begin to service them. Once installed, the assets generate servicing fee revenue in subsequent periods in which the assets are serviced.

•
We achieved net new assets to be managed of approximately $28 billion in 2014, including approximately $15 billion of new asset management business, that was awarded to SSGA but not installed as of December 31, 2014. This new business had no impact on our management fee revenue in 2014, but will be reflected in assets under management in future periods after installation and will generate management fee revenue in subsequent periods.

•
Return on average common shareholders' equity in 2014 decreased to 9.8% from 10.5% in 2013. The decrease was primarily driven by an increase in preferred stock dividends in 2014 compared to 2013 as well as a decrease in net income in 2014 compared to 2013.

•
Our effective tax rate in 2014 was 17.2% compared to 20.5% in 2013, which included the impact of an out-of-period income tax benefit. In addition to that out-of-period benefit, the decline was also attributable to the expansion of our tax-exempt investment securities portfolio, an increase in renewable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

energy investments and a greater benefit from our non-U.S. operations.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2014 compared to 2013, as well as 2013 compared to 2012, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
(Dollars in millions)
Fee revenue:
Servicing fees	$5,129	$4,819	$4,414	6%	9%
Management fees	1,207	1,106	993	9	11
Trading services:
Foreign exchange trading	607	589	511	3	15
Brokerage and other trading services	477	505	525	(6)	(4)
Total trading services	1,084	1,094	1,036	(1)	6
Securities finance	437	359	405	22	(11)
Processing fees and other	174	212	240	(18)	(12)
Total fee revenue	8,031	7,590	7,088	6	7
Net interest revenue:
Interest revenue	2,652	2,714	3,014	(2)	(10)
Interest expense	392	411	476	(5)	(14)
Net interest revenue	2,260	2,303	2,538	(2)	(9)
Gains (losses) related to investment securities, net	4	(9)	23
Total revenue	$10,295	$9,884	$9,649	4	2
Fee Revenue
Servicing and management fees collectively composed approximately 79% of our total fee revenue in 2014, compared to approximately 78% in 2013. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
 Generally, servicing fees are affected by changes in daily average valuations of assets under custody and administration. Additional factors, such as the relative mix of assets serviced, the level of transaction volumes, changes in service level, the nature of services provided, balance credits, client minimum balances, pricing concessions, the geographical location in which services are provided and other factors, may have a significant effect on our servicing fee revenue.
Generally, management fees are affected by changes in month-end valuations of assets under management. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue, since a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed and other factors, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, discussed later in this section, as well as our relationship pricing for clients using multiple services.
Asset-based management fees for actively-managed products are generally charged at a higher percentage of assets under management than for passive products. Actively-managed products may also include performance fee arrangements which are recorded when the performance period is complete. Performance fees are generated when the performance of certain managed portfolios exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, using relevant information as of December 31, 2014 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease in worldwide equity valuations, over the relevant periods on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease in worldwide fixed income security valuations, over the relevant periods for or on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 1%.
See Table 3: Daily, Month-end and Year-end Indices for selected equity market indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue. Year-end indices affect the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.

TABLE 3: DAILY, MONTH-END AND YEAR-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
S&P 500®	1,931	1,644	17%	1,944	1,652	18%	2,059	1,848	11%
NASDAQ®	4,375	3,541	24	4,415	3,575	23	4,736	4,177	13
MSCI EAFE®	1,888	1,746	8	1,891	1,754	8	1,775	1,916	(7)
FEE REVENUE
Table 2: Total Revenue provides the breakout of fee revenue for the years ended December 31, 2014, 2013 and 2012.
Servicing Fees
Servicing fees increased 6% in 2014 compared to 2013 primarily as a result of stronger global equity markets and the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced).
Servicing fees in 2013 increased 9% from 2012, mainly due to stronger equity markets, the impact of net new business and revenue added from acquired businesses, partially offset by the impacts of the weaker euro and client de-risking.
Servicing fees generated outside the U.S. were approximately 42% of total servicing fees in 2014, 2013 and 2012.
The increases in total assets under custody and administration for year-end 2014 compared to year-end 2013 resulted primarily from stronger global equity markets and net shareholder subscriptions experienced by our custody clients, partially offset by losses of assets serviced. Asset levels as of December 31, 2014 did not reflect the estimated $406 billion of new business in assets to be serviced awarded to us in 2014 and prior periods but not installed prior to December 31, 2014. This new business will be reflected in assets under custody and administration in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

TABLE 4: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
As of December 31,	2014	2013	2012	2011	2010	2013-2014 Annual Growth Rate	2010-2014 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$6,992	$6,811	$5,852	$5,265	$5,540	3%	6%
Collective funds	6,949	6,428	5,363	4,437	4,350	8	12
Pension products	5,746	5,851	5,339	4,837	4,726	(2)	5
Insurance and other products	8,501	8,337	7,817	7,268	6,911	2	5
Total	$28,188	$27,427	$24,371	$21,807	$21,527	3	7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 5: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
As of December 31,	2014	2013	2012	2011	2010	2013-2014 Annual Growth Rate	2010-2014 Compound Annual Growth Rate
(Dollars in billions)
Equities	$15,876	$15,050	$12,276	$10,849	$11,000	5%	10%
Fixed-income	8,739	9,072	8,885	8,317	7,875	(4)	3
Short-term and other investments	3,573	3,305	3,210	2,641	2,652	8	8
Total	$28,188	$27,427	$24,371	$21,807	$21,527	3	7
TABLE 6: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)

As of December 31,	2014	2013	2012	2011	2010
(In billions)
North America	$21,217	$20,764	$18,463	$16,368	$16,486
Europe/Middle East/Africa	5,633	5,511	4,801	4,400	4,069
Asia/Pacific	1,338	1,152	1,107	1,039	972
Total	$28,188	$27,427	$24,371	$21,807	$21,527

(1) Geographic mix is based on the location in which the assets are serviced.
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
Management fees increased in 2014 compared to 2013 primarily as a result of stronger global equity markets, net inflows and the positive revenue impact of the excess of revenue added from newly installed assets to be managed over the revenue lost from liquidations of managed assets.
Management fees increased in 2013 compared to 2012, primarily due to the impact of stronger equity markets, net new business and higher performance fees.
Management fees generated outside the U.S. were approximately 37% of total management fees in 2014, 2013 and 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 7: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)

As of December 31,	2014	2013	2012	2011	2010	2013-2014 Annual Growth Rate	2010-2014 Compound Annual Growth Rate
(Dollars in billions)
Equity:
Active	$39	$42	$45	$46	$54	(7)%	(8)%
Passive	1,436	1,334	1,047	893	912	8	12
Total Equity	1,475	1,376	1,092	939	966	7	11
Fixed-Income:
Active	17	16	17	16	14	6	4
Passive	302	311	325	271	373	(3)	(5)
Total Fixed-Income	319	327	342	287	387	(2)	(5)
Cash(2)	399	385	369	380	422	4	(1)
Multi-Asset-Class Solutions:
Active	30	23	23	15	16	30	17
Passive	97	110	94	70	70	(12)	8
Total Multi-Asset-Class Solutions	127	133	117	85	86	(5)	10
Alternative Investments(3):
Active	17	14	18	17	12	21	8
Passive	111	110	148	137	137	1	(5)
Total Alternative Investments	128	124	166	154	149	3	(4)
Total	$2,448	$2,345	$2,086	$1,845	$2,010	4	5

(1) As of December 31, 2013, the presentation was changed to align with the reporting of core businesses, which were revised for comparative purposes for 2012, 2011 and 2010.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
TABLE 8: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)(2)

As of December 31,	2014	2013	2012	2011	2010	2013-2014 Annual Growth Rate	2010-2014 Compound Annual Growth Rate
(Dollars in billions)
Alternative Investments(3)	$38	$39	$79	$68	$61	(3)%	(11)%
Cash	1	1	1	2	1	—	—
Equity	388	325	227	184	175	19	22
Fixed-income	39	34	30	20	15	15	27
Total Exchange-Traded Funds	$466	$399	$337	$274	$252	17	17

(1) Exchange-traded funds are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
(3) Decline in alternative investments from 2012 to 2013 was mainly attributable to Gold exchange-traded fund outflows and market impact.
TABLE 9: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)

As of December 31,	2014	2013	2012	2011	2010
(In billions)
North America	$1,568	$1,456	$1,288	$1,190	$1,332
Europe/Middle East/Africa	559	560	480	428	452
Asia/Pacific	321	329	318	227	226
Total	$2,448	$2,345	$2,086	$1,845	$2,010

(1) Geographic mix is based on client location or fund management location. As of December 31, 2013, the presentation was changed to align with the reporting of core businesses, which were revised for comparative purposes for 2012, 2011 and 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increase in total assets under management as of December 31, 2014 compared to December 31, 2013 resulted primarily from net market appreciation in the values of the assets managed and net new business of approximately $28 billion, partially offset by the impact of the stronger U.S. dollar. The net new business of approximately $28 billion was primarily composed of approximately $34 billion from ETFs and approximately $19 billion of net inflows into money market funds, primarily offset by net outflows of approximately $25 billion from long-term institutional portfolios.

TABLE 10: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash	Multi-Asset-Class Solutions	Alternative Investments	Total
Balance as of December 31, 2011	$939	$287	$380	$85	$154	$1,845
Long-term institutional inflows(1)	226	144	—	26	15	411
Long-term institutional outflows(1)	(216)	(102)	—	(31)	(20)	(369)
Long-term institutional flows, net	10	42	—	(5)	(5)	42
ETF flows, net	22	9	—	—	10	41
Cash fund flows, net	—	—	(3)	—	—	(3)
Total flows, net	32	51	(3)	(5)	5	80
Market appreciation(2)	123	11	(9)	36	6	167
Foreign exchange impact(2)	(2)	(7)	1	1	1	(6)
Total market/foreign exchange impact	121	4	(8)	37	7	161
Balance as of December 31, 2012	1,092	342	369	117	166	2,086
Long-term institutional inflows(1)	256	70	—	32	13	371
Long-term institutional outflows(1)	(283)	(71)	—	(28)	(21)	(403)
Long-term institutional flows, net	(27)	(1)	—	4	(8)	(32)
ETF flows, net	33	4	—	—	(25)	12
Cash fund flows, net	—	—	17	—	—	17
Total flows, net	6	3	17	4	(33)	(3)
Market appreciation(2)	291	(4)	(1)	12	(5)	293
Foreign exchange impact(2)	(13)	(14)	—	—	(4)	(31)
Total market/foreign exchange impact	278	(18)	(1)	12	(9)	262
Balance as of December 31, 2013	1,376	327	385	133	124	2,345
Long-term institutional inflows(1)	285	80	—	43	13	421
Long-term institutional outflows(1)	(297)	(103)	—	(35)	(11)	(446)
Long-term institutional flows, net	(12)	(23)	—	8	2	(25)
ETF flows, net	31	5	—	—	(2)	34
Cash fund flows, net	—	—	19	—	—	19
Total flows, net	19	(18)	19	8	—	28
Market appreciation(2)	113	27	—	(9)	11	142
Foreign exchange impact(2)	(33)	(17)	(5)	(5)	(7)	(67)
Total market/foreign exchange impact	80	10	(5)	(14)	4	75
Balance as of December 31, 2014	$1,475	$319	$399	$127	$128	$2,448

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Amounts represent aggregate impact on each product category for the period.
The net new business of approximately $28 billion for 2014 presented in the preceding table did not include approximately $15 billion of new asset management business, which was awarded to SSGA, but not installed as of December 31, 2014. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Total assets under management as of December 31, 2014 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

behavior in transitioning these assets. This timing can vary significantly.
Trading Services

TABLE 11: TRADING SERVICES REVENUE
Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
(Dollars in millions)
Foreign exchange trading:
Direct sales and trading	$361	$304	$263	19%	16%
Indirect foreign exchange trading	246	285	248	(14)	15
Total foreign exchange trading	607	589	511	3	15
Brokerage and other trading services:
Electronic foreign exchange services	181	218	196	(17)	11
Other trading, transition management and brokerage	296	287	329	3	(13)
Total brokerage and other trading services	477	505	525	(6)	(4)
Total trading services revenue	$1,084	$1,094	$1,036	(1)	6
Trading services revenue is composed of revenue generated by foreign exchange, or FX, trading, as well as revenue generated by brokerage and other trading services. We primarily earn FX trading revenue by acting as a principal market maker. We offer a range of FX products, services and execution models. Most of our FX products and execution services can be grouped into three broad categories, which are further explained below: “direct sales and trading,” “indirect FX trading” and “electronic FX services.” With respect to electronic FX services, we provide an execution venue, but do not act as agent or principal.
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
FX trading revenue is influenced by three principal factors: the volume and type of client FX transactions and related spreads; currency volatility; and the management of market risk associated with currencies and interest rates. Revenue earned from direct sales and trading and indirect FX trading is recorded in FX trading revenue.

Total FX trading revenue increased 3% compared to 2013, primarily the result of higher client volumes. Total FX trading revenue increased 15% in 2013 compared to 2012, primarily the result of higher client volumes, currency volatility and spreads.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading,” and, in all cases, State Street is the fund's custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service, or to one of our electronic trading platforms. Street FX, in which State Street continues to act as a principal market maker, enables our clients to define their FX execution strategy and automate the FX trade execution process, both for funds under custody at State Street as well as those under custody at another bank.
Our direct sales and trading revenue increased 19% in 2014 compared to 2013. The increase primarily resulted from higher client volumes, partially offset by lower currency volatility and spreads. Our estimated indirect FX trading revenue decreased 14% in 2014, compared to 2013. The decline mainly resulted from lower client volumes and spreads.
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX trading transactions in favor of other execution methods, including either direct sales and trading transactions or electronic FX services which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain consistent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total brokerage and other trading services revenue declined 6% for 2014 compared to 2013. Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services declined 17% in 2014 compared to 2013, mainly due to declines in client volumes.
The 3% increase in other trading, transition management and brokerage revenue for 2014 compared to 2013 was primarily due to an increase in currency management revenue, partially offset by declines in distribution fees associated with the SPDR® Gold ETF, which resulted from outflows as average gold prices declined during the period. With respect to the SPDR® Gold ETF, fees earned by us as distribution agent are recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue, and not in management fee revenue.
Our revenue from transition management and related expenses in 2014 and 2013 were adversely affected by compliance issues in our U.K. business, the reputational and regulatory impact of which may continue to adversely affect our transition management revenue in future periods.
Trading services revenue increased 6% in 2013 compared to 2012, primarily the result of higher client volumes, currency volatility and spreads.
Securities Finance
Our securities finance business consists of three components: (1) an agency lending program for SSGA-managed investment funds with a broad range of investment objectives, which we refer to as the SSGA lending funds, (2) an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds and (3) security lending transactions which we enter into as principal, which we refer to as our enhanced custody business.
See Table 2: Total Revenue, for the comparison of securities finance revenue for the years ended December 31, 2014, 2013 and 2012.
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split.
 As principal, our enhanced custody business borrows securities from the lending client and then lends such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our involvement as principal is utilized when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through our assets under custody and administration, from clients who have designated State Street as an eligible borrower.
Securities finance revenue increased 22% in 2014 compared to 2013. The increase was mainly the result of growth in our enhanced custody business and the impact of higher lending volumes associated with our agency lending program. Revenues from our enhanced custody business totaled approximately $121 million and $61 million, respectively, in 2014 and 2013.
Securities finance revenue declined 11% in 2013 from 2012 mainly a result of lower spreads and a slight decline in average lending volumes.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, recently effective regulatory changes may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our tax-advantaged investments.
Processing fees and other revenue declined 18% in 2014 compared to 2013, as shown in Table 2: Total Revenue. The decrease was mainly due to higher amortization of tax-advantaged investments, partially offset by higher revenue from our investment in bank-owned life insurance.
Processing fees and other revenue declined 12% in 2013 compared to 2012. The decline was primarily due to both the fair-value adjustments related to our withdrawal from our fixed-income trading initiative and the gain from the sale of a Lehman Brothers-related asset, both recorded in 2012, as well as hedge ineffectiveness recorded in 2013. The decline in processing fees and other revenue was partially offset by an increase in revenue associated with our investment in bank-owned life insurance for 2013 compared to 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net Interest Revenue
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the years ended December 31, 2014, 2013 and 2012.
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

TABLE 12: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
Years Ended December 31,	2014			2013			2012
	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
(Dollars in millions; fully taxable-equivalent basis)
Interest-bearing deposits with banks	$55,353	$196.35%		$28,946	$125.43%		$26,823	$141.53%
Securities purchased under resale agreements	4,077	38.94		5,766	45.77		7,243	51.71
Trading account assets	959	1.13		748	—	—	651	—	—
Investment securities	116,809	2,317	1.98	117,696	2,429	2.06	113,910	2,689	2.36
Loans and leases	15,912	266	1.67	13,781	253	1.84	11,610	254	2.19
Other interest-earning assets	15,944	7.05		11,164	4.04		7,378	3.04
Average total interest-earning assets	$209,054	$2,825	1.36	$178,101	$2,856	1.60	$167,615	$3,138	1.88
Interest-bearing deposits:
U.S.	$21,296	$21.10%		$8,862	$10.12%		$9,333	$19.20%
Non-U.S.	109,003	78.07		100,391	83.08		89,059	147.16
Securities sold under repurchase agreements	8,817	—	—	8,436	1.01		7,697	1.01
Federal funds purchased	20	—	—	298	—	—	784	1.09
Other short-term borrowings	4,177	5.12		3,785	59	1.57	4,676	71	1.52
Long-term debt	9,309	245	2.63	8,415	232	2.75	7,008	222	3.17
Other interest-bearing liabilities	7,351	43.59		6,457	26.40		5,898	15.26
Average total interest-bearing liabilities	$159,973	$392.25		$136,644	$411.30		$124,455	$476.39
Interest-rate spread			1.11%			1.30%			1.49%
Net interest revenue—fully taxable-equivalent basis		$2,433			$2,445			$2,662
Net interest margin—fully taxable-equivalent basis			1.16%			1.37%			1.59%
Tax-equivalent adjustment		(173)			(142)			(124)
Net interest revenue—GAAP basis		$2,260			$2,303			$2,538
Net interest revenue decreased 2%, and on a fully taxable-equivalent basis remained relatively flat, in 2014 compared to 2013. The comparisons were generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid.

Net interest revenue declined 9% in 2013 compared to 2012. The overall decrease was primarily due to the impact of lower yields on interest-earning assets related to lower global interest rates, partially offset by lower funding costs.
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
Average total interest-earning assets were higher for 2014 compared to 2013, the result of our investment of elevated levels of client deposits invested in interest-bearing deposits with banks, higher levels of cash collateral (included in other interest-earning assets in Table 12: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis) provided in connection with our enhanced custody business, and higher average loans and leases.
The higher level of investment in interest-bearing deposits with banks resulted from continued higher levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
During the past year, our clients have continued to place elevated levels of deposits with us, as low global interest rates have made deposits attractive relative to other investment options. The portion of these client deposits characterized by us as transient in nature has generally been placed with various central banks globally, while deposits we characterize as more stable have generally been invested in our investment securities portfolio and used to support growth in other client-related activities.
A portion of the increase in client deposits in 2014 was driven by higher levels of Euro denominated deposits, as clients placed these deposits with us due to the negative interest rate environment in Europe.  We have characterized these additional deposits as transient in nature and, accordingly, have generally invested these deposits with central banks. The effects of the recent stronger U.S. dollar relative to other currencies, particularly the Euro, has exacerbated the associated negative effect on our net interest revenue.  If European Central Bank, or ECB, monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue likely will continue or increase.
Our average other interest-earning assets, largely associated with the enhanced custody business, composed approximately 8% of our average total interest-earning assets for 2014, compared to approximately 6% of our average total interest-earning assets for 2013, as this business continued to grow. While the enhanced custody business supports our overall profitability by generating securities finance fee revenue, it puts downward pressure on our net interest margin, as interest on the cash collateral we provide is earned at a lower rate compared to our investment securities portfolio.

Subsequent to the commercial paper conduit consolidation in 2009, we have recorded aggregate discount accretion in interest revenue of $2.02 billion ($119 million in 2014, $137 million in 2013, $215 million in 2012, $220 million in 2011, $712 million in 2010, and $621 million in 2009). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that, until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute, though generally in declining amounts, to our net interest revenue. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2014 to generate discount accretion in future periods of approximately $387 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $55.35 billion for the year ended December 31, 2014, compared to $28.95 billion for the year ended December 31, 2013. While these deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks to satisfy regulatory reserve requirements, the above-described amounts also reflect the additional impact of continued elevated levels of client deposits and our investment of the excess deposits with central banks.
Certain client deposits were characterized as transient in nature and were placed with various central banks globally. If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities decreased to $116.81 billion for the year ended December 31, 2014 compared to $117.70 billion for 2013 as we continue to reposition our investment portfolio in light of the liquidity requirements of the liquidity coverage ratio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Detail with respect to our investment portfolio as of December 31, 2014 and 2013 is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Loans and leases averaged $15.91 billion for the year ended 2014, up from $13.78 billion in 2013. The increase was mainly related to mutual fund lending and our continued investment in senior secured bank loans. Mutual fund lending and senior secured bank loans averaged approximately $9.12 billion and $1.40 billion, respectively, for the year ended December 31, 2014 compared to $8.16 billion and $170 million for the year ended December 31, 2013, respectively.
Average loans and leases also include short-duration advances.

TABLE 13: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
Years Ended December 31,
(In millions)	2014	2013	2012
Average U.S. short-duration advances	$2,355	$2,356	$1,972
Average non-U.S. short-duration advances	1,512	1,393	1,393
Average total short-duration advances	$3,867	$3,749	$3,365

Average short-durance advances to average loans and leases	24%	27%	29%
The decline in proportion of the average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Although average short-duration advances for the year ended December 31, 2014 increased compared to the year ended December 31, 2013, such average advances remained low relative to historical levels, mainly the result of clients continuing to hold higher levels of liquidity.
Average other interest-earning assets increased to $15.94 billion for the year ended December 31, 2014 from $11.16 billion for the year ended December 31, 2013. The increased levels were primarily the result of higher levels of cash collateral provided in connection with our enhanced custody business.
Aggregate average interest-bearing deposits increased to $130.30 billion for the year ended December 31, 2014 from $109.25 billion for year ended 2013. The higher levels were primarily the result of increases in both U.S. and non-U.S. transaction accounts and time deposits. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $4.18 billion for the year ended December 31, 2014 from $3.79 billion for the year ended 2013. The increase was the result of a higher level of client demand for our commercial paper. The decline in rates paid from 1.6% in 2013 to 0.1% in 2014 resulted from a reclassification of certain derivative contracts that hedge our interest-rate risk on certain assets and liabilities, which reduced interest revenue and interest expense.
Average long-term debt increased to $9.31 billion for the year ended December 31, 2014 from $8.42 billion for the year ended December 31, 2013. The increase primarily reflected the issuance of $1.5 billion of senior and subordinated debt in May 2013, $1.0 billion of senior debt issued in November 2013, and $1.0 billion of senior debt issued in December 2014. This is partially offset by the maturities of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities increased to $7.35 billion for the year ended December 31, 2014 from $6.46 billion for the year ended December 31, 2013, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
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
Based on market conditions and other factors, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, municipal securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our net interest revenue and net interest margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Gains (Losses) Related to Investment Securities, Net
We regularly review our investment securities portfolio to identify other-than-temporary impairment of individual securities. Additional information about investment securities, the gross gains and losses that compose the net gains from sales of securities and other-than-temporary impairment is provided in note 3 to the consolidated financial statements under Item 8 of this Form 10-K.

TABLE 14: INVESTMENT SECURITIES GAINS (LOSSES), NET
Years Ended December 31,	2014	2013	2012
(In millions)
Net realized gains from sales of available-for-sale securities	$15	$14	$55
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(21)	(53)
Losses reclassified (from) to other comprehensive income	(10)	(2)	21
Net impairment losses(1)	(11)	(23)	(32)
Gains (losses) related to investment securities, net	$4	$(9)	$23

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$(11)	$(16)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(6)	(16)
Net impairment losses	$(11)	$(23)	$(32)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In 2014, we sold approximately $9.77 billion of such investment securities, compared to approximately $10.26 billion in 2013, and recorded net realized gains of $15 million and $14 million, respectively, as presented in the preceding table.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $10 million in 2014, compared to $6 million in 2013 and a negative provision of $3 million in 2012. The provisions in 2014 and 2013 were recorded in connection with our exposure to non-investment-grade borrowers composed of senior secured bank loans, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market. The increase in the provision in the year-to-year comparison reflected growth of the portfolio. Additional information about these senior secured bank loans is provided under

“Financial Condition - Loans and Leases” in this Management's Discussion and Analysis, and in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
EXPENSES

TABLE 15: EXPENSES
Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
(Dollars in millions)
Compensation and employee benefits	$4,060	$3,800	$3,837	7%	(1)%
Information systems and communications	976	935	844	4	11
Transaction processing services	784	733	702	7	4
Occupancy	461	467	470	(1)	(1)
Claims resolution	—	—	(362)
Acquisition costs	58	76	26
Restructuring charges, net	75	28	199
Other:
Professional services	440	392	381	12	3
Amortization of other intangible assets	222	214	198	4	8
Securities processing costs	68	52	24
Regulatory fees and assessments	74	72	61
Other(1)	609	423	506	44	(16)
Total other	1,413	1,153	1,170	23	(1)
Total expenses	$7,827	$7,192	$6,886	9	4
Number of employees at year-end	29,970	29,430	29,660

(1) Included in other for the year ended December 31, 2014 was a $185 million legal accrual in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities. For additional information, refer to note 21 to the consolidated financial statements included under Item 8 of this Form 10-K.
Compensation and employee benefits expenses increased 7% in 2014 compared to 2013. The increase was primarily the result of costs for additional staffing to support new business, higher incentive compensation, the impact of merit increases and promotions, and higher regulatory compliance costs, partially offset by savings generated from the completion of our Business Operations and Information Technology Transformation program.
Compensation and employee benefits expenses in 2014 included approximately $53 million of costs related to our Business Operations and Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Technology Transformation program, which was completed at the end of 2014, compared to approximately $84 million in 2013. The 2014 expenses also included $84 million of net severance costs associated with staffing realignment.
Compensation and employee benefits expenses declined 1% in 2013 compared to 2012, primarily the result of lower staffing levels, including savings related to the implementation of our Business Operations and Information Technology Transformation program, and lower benefit costs, partially offset by expenses to support new business and acquisitions and higher incentive compensation.
Information systems and communications expenses increased 4% in 2014 compared to 2013. The increase was mainly associated with higher infrastructure costs related to the completion of our Business Operations and Information Technology Transformation program.
Additional information with respect to the impact of the Business Operations and Information Technology Transformation program on future compensation and employee benefits and information systems and communications expenses is provided in the following “Restructuring Charges” section.
Expenses for transaction processing services increased 7% in 2014 compared to 2013. The increase primarily reflected higher equity market values and higher transaction volumes in the investment servicing business.
Transaction processing services expenses increased 4% in 2013 compared to 2012 primarily as a result of higher equity market values and higher transaction volumes in the asset servicing business.
Other expenses increased 23% in 2014 compared to 2013, primarily due to a legal accrual of $185 million in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities, higher levels of professional services associated with regulatory compliance requirements, a charitable contribution to the State Street Foundation, as well as the impact of the Lehman Brothers-related gains and recoveries recorded in 2013. The legal accrual is more fully discussed under "Legal and Regulatory Matters" in note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
The decline in other expenses for 2013 compared to 2012 was mainly the result of credits of $85 million related to gains and recoveries associated with Lehman Brothers-related assets in 2013.
Excluding these recoveries from other expenses for 2013, and excluding the credits of $14 million from other expenses for 2012, other expenses for 2013 of $1.24 billion ($1.15 billion plus $85 million) increased 5% compared to other expenses of $1.18 billion ($1.17 billion plus $14 million) for 2012.
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
In 2014, we received distributions totaling approximately $21 million from the Lehman Brothers estates, compared to approximately $186 million from the Lehman Brothers estates in 2013. Of the distributions received in both 2014 and 2013, approximately $11 million and $101 million, respectively, was related to recoveries of specific claims and applied to reduce remaining Lehman Brothers-related assets, primarily prime brokerage claim-related receivables, recorded in our consolidated statement of condition; the remaining $10 million and $85 million received in 2014 and 2013, respectively, was recorded as a credit to other expenses in our consolidated statement of income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and related accruals, is provided in the following sections.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program. The program included operational, information technology and targeted cost initiatives, including plans related to reductions in both staff and occupancy costs.
We completed our Business Operations and Information Technology Transformation program at the end of 2014, achieving, over the course of the program, greater than $625 million of total pre-tax savings on an annual basis with full effect in 2015, based on projected improvement from our total 2010 expenses from operations, all else being equal.
The majority of the annual savings have affected compensation and employee benefits expenses. These savings have been modestly offset by increases in information systems and communications expenses.
With respect to our business operations, we standardized certain core business processes, primarily through our execution of the State Street Lean methodology, and we drove automation of these business processes. We created a new technology platform, including transferring certain core software applications to a private cloud, and we expanded our use of third-party service providers associated with components of our information technology infrastructure and application maintenance and support.
We incurred aggregate pre-tax restructuring charges of approximately $440 million over the four-year period ending December 31, 2014 and we have recorded these restructuring charges in our consolidated statement of income.

TABLE 16: PRE-TAX AGGREGATE RESTRUCTURING CHARGES - BUSINESS OPERATIONS AND INFORMATION TECHNOLOGY TRANSFORMATION PROGRAM
(In millions)	Employee-Related Costs	Real Estate Consolidation	Information Technology Costs	Total
2010	$105	$51	$—	$156
2011	85	7	41	133
2012	27	20	20	67
2013	13	13	(1)	25
2014	38	21	—	59
Total	$268	$112	$60	$440
Employee-related costs included severance, benefits and outplacement services. Real estate consolidation costs resulted from actions taken to reduce our occupancy costs through the consolidation of leases and properties. Information technology costs included transition fees related to the above-described expansion of our use of third-party service providers.
We originally identified a total of 1,574 positions as part of this initiative. As of December 31, 2014, we substantially completed these reductions.
2012 Expense Control Measures
In December 2011, in connection with expense control measures designed to better align our expenses to our business strategy and related outlook for 2013, we identified additional targeted staff reductions. As a result of these actions, we have recorded aggregate pre-tax restructuring charges of $133 million in 2012, $3 million in 2013 and $16 million in 2014 in our consolidated statement of income. Employee-related costs included severance, benefits and outplacement services. Costs for asset and other write-offs were primarily related to contract terminations. We originally identified involuntary terminations of 960 employees (630 positions after replacements).  As of March 31, 2014, we substantially completed these reductions.
The restructuring charge accrual associated with the Business Operations and Information Technology Transformation program and the 2012 expense control measures as of December 31, 2014 and 2013 was $71 million and $106 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense was $421 million in 2014 compared to $550 million in 2013. Our effective tax rate for 2014 was 17.2% compared to 20.5% in 2013, which included the impact of an out-of-period income tax benefit. The decline in the 2014 effective tax rate was primarily attributable to an expansion of our municipal securities portfolio, increased investments in alternative energy projects and greater benefits from our non-U.S. operations, net of the 2013 out-of-period benefit.
Additional information regarding income tax expense, including unrecognized tax benefits, and tax contingencies are provided in notes 22 and 11, to the consolidated financial statements under Item 8 of this Form 10-K.
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
The amounts in the “Other” columns were not allocated to our business lines. The “Other” column for 2014 included net costs of $219 million composed of the following -

•	Net acquisition and restructuring costs of $133 million;

•	Net severance costs associated with staffing realignment of $84 million; and

•	Net provisions for litigation exposure and other costs of $2 million.
The “Other” column for 2013 included costs of $180 million composed of the following -

•	Net acquisition and restructuring costs of $104 million;

•	Net provisions for litigation exposure and other costs of $65 million; and

•	Net severance costs associated with staffing realignment of $11 million.
The “Other” column for 2012 included net losses of $27 million composed of the following -

•	Net realized loss from the sale of all of our Greek investment securities of $46 million;

•	A benefit related to claims associated with the 2008 Lehman Brothers bankruptcy of $362 million;

•	Net acquisition and restructuring costs of $225 million; and

•	Net provisions for litigation exposure and other costs of $118 million.
Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 17: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Investment Servicing
Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013
(Dollars in millions, except where otherwise noted)
Servicing fees	$5,129	$4,819	$4,414	6%
Trading services	1,039	1,027	938	1
Securities finance	437	359	405	22
Processing fees and other	179	206	235	(13)
Total fee revenue	6,784	6,411	5,992	6
Net interest revenue	2,188	2,221	2,464	(1)
Gains (losses) related to investment securities, net	4	(9)	69
Total revenue	8,976	8,623	8,525	4
Provision for loan losses	10	6	(3)
Total expenses	6,648	6,190	6,058	7
Income before income tax expense	$2,318	$2,427	$2,470	(4)
Pre-tax margin	26%	28%	29%
Average assets (in billions)	$234.2	$203.2	$190.1
Investment Servicing
Total revenue and total fee revenue in 2014 for our Investment Servicing line of business, presented in Table 17: Investment Servicing Line of Business Results, increased 4% and 6%, respectively, compared to 2013. The increase in total fee revenue primarily resulted from increases in servicing fees, securities finance revenue and trading services revenue, partially offset by a decline in processing fees and other revenue.
Servicing fees increased 6% in 2014 compared to 2013, primarily the result of stronger global equity markets and the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced).
Trading services revenue increased 1% in 2014 compared to 2013, primarily as a result of higher client volumes in direct sales and trading, partially offset by a decline in client volumes in electronic foreign exchange trading services.
Securities finance revenue increased 22% in 2014 compared to 2013, mainly the result of growth in our enhanced custody business and higher volumes.
Processing fees and other revenue decreased 13% in 2014 compared to 2013, primarily due to higher amortization of tax-advantaged investments, partially offset by higher loan service fees due to higher average loan volumes and higher revenue from our investment in bank-owned life insurance.
Servicing fees, securities finance revenue and net gains (losses) related to investment securities for our Investment Servicing business line are consistent with the respective consolidated results. Refer to “Servicing Fees,” "Securities Finance" and “Gains (Losses) Related to Investment Securities, Net” under “Total Revenue” in this Management’s Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue and processing fees and other revenue is provided under “Trading Services” and “Processing Fees and Other” in “Total Revenue.”
Net interest revenue decreased 1% in 2014 compared to 2013 generally the result of lower yields on interest earning assets, as lower global interest rates affected our revenue from floating-rate assets, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses increased 7% in 2014 compared to 2013, primarily driven by increases in other expenses, compensation and employee benefit expenses and transaction processing services.

TABLE 18: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Investment Management
Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013
(Dollars in millions, except where otherwise noted)
Management fees	$1,207	$1,106	$993	9%
Trading services	45	67	98	(33)
Processing fees and other	(5)	6	5
Total fee revenue	1,247	1,179	1,096	6
Net interest revenue	72	82	74	(12)
Total revenue	1,319	1,261	1,170	5
Total expenses	960	822	847	17
Income before income tax expense	$359	$439	$323	(18)
Pre-tax margin	27%	35%	28%
Average assets (in billions)	$3.9	$3.8	$3.7
Investment Management
Total revenue for our Investment Management line of business, presented in Table 18: Investment Management Line of Business Results, increased 5% in 2014 compared to 2013. Total fee revenue increased 6% compared to 2013, primarily the result of increases in management fees, partially offset by decreases in trading services revenue.
Management fees increased 9% in 2014 compared to 2013, primarily the result of stronger global equity markets and net inflows. Trading services revenue declined 33% in 2014 compared to 2013, mainly due to lower distribution fees associated with the SPDR® Gold ETF, which resulted from outflows and a lower average gold price during the period.
Management fees for the Investment Management business line are consistent with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses increased 17% in 2014 compared to 2013. The increase primarily reflected the impact of gains and recoveries associated with Lehman Brothers-related assets recorded in 2013, as well as higher incentive compensation.
Pre-tax margin for Investment Management declined in 2014 compared to 2013. The higher margin for the prior-year was mainly the result of the gains and recoveries associated with Lehman Brothers-related assets recorded in total expenses in 2013.
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
Deposits and other liabilities resulting from client initiated transactions are invested in assets that generally match the liquidity and interest-rate characteristics of the liabilities, although the weighted-average maturities of our assets are significantly longer than the contractual maturities of our liabilities. Our assets consist primarily of securities held in our available-for-sale or held-to-maturity portfolios and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

Years Ended December 31,	2014	2013
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$55,353	$28,946
Securities purchased under resale agreements	4,077	5,766
Trading account assets	959	748
Investment securities	116,809	117,696
Loans and leases	15,912	13,781
Other interest-earning assets	15,944	11,164
Average total interest-earning assets	209,054	178,101
Cash and due from banks	4,139	3,747
Other noninterest-earning assets	24,935	25,182
Average total assets	$238,128	$207,030
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$21,296	$8,862
Non-U.S.	109,003	100,391
Total interest-bearing deposits	130,299	109,253
Securities sold under repurchase agreements	8,817	8,436
Federal funds purchased	20	298
Other short-term borrowings	4,177	3,785
Long-term debt	9,309	8,415
Other interest-bearing liabilities	7,351	6,457
Average total interest-bearing liabilities	159,973	136,644
Noninterest-bearing deposits	44,041	36,294
Other noninterest-bearing liabilities	12,797	13,561
Preferred shareholders’ equity	1,181	490
Common shareholders’ equity	20,136	20,041
Average total liabilities and shareholders’ equity	$238,128	$207,030

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2014	2013	2012
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,655	$709	$841
Mortgage-backed securities	20,714	23,563	32,212
Asset-backed securities:
Student loans(1)	12,460	14,542	16,421
Credit cards	3,053	8,210	9,986
Sub-prime	951	1,203	1,399
Other	4,145	5,064	4,677
Total asset-backed securities	20,609	29,019	32,483
Non-U.S. debt securities:
Mortgage-backed securities	9,606	11,029	11,405
Asset-backed securities	3,226	5,390	6,218
Government securities	3,909	3,761	3,199
Other	5,428	4,727	4,306
Total non-U.S. debt securities	22,169	24,907	25,128
State and political subdivisions	10,820	10,263	7,551
Collateralized mortgage obligations	5,339	5,269	4,954
Other U.S. debt securities	4,109	4,980	5,298
U.S. equity securities	39	34	31
Non-U.S. equity securities	2	1	1
U.S. money-market mutual funds	449	422	1,062
Non-U.S. money-market mutual funds	8	7	121
Total	$94,913	$99,174	$109,682

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,114	$5,041	$5,000
Mortgage-backed securities	62	91	153
Asset-backed securities:
Student loans(1)	1,814	1,627	—
Credit cards	897	762	—
Other	577	782	16
Total asset-backed securities	3,288	3,171	16
Non-U.S. debt securities:
Mortgage-backed securities	3,787	4,211	3,122
Asset-backed securities	2,868	2,202	434
Government securities	154	2	3
Other	72	192	167
Total non-U.S. debt securities	6,881	6,607	3,726
State and political subdivisions	9	24	74
Collateralized mortgage obligations	2,369	2,806	2,410
Total	$17,723	$17,740	$11,379

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
The increase in U.S. Treasury direct obligations as of December 31, 2014 compared to December 31,

2013, as well as decreases in certain of the mortgage- and asset-backed securities for the same periods, presented in Table 20: Carrying Values of Investment Securities, were associated with our repositioning of the portfolio in light of the liquidity requirements of the liquidity coverage ratio, or LCR.
Additional information about our investment securities portfolio is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Approximately 90% of the carrying value of the portfolio rated “AAA” or “AA” as of December 31, 2014 and 89% as of December 31, 2013.

TABLE 21: INVESTMENT PORTFOLIO BY EXTENAL CREDIT RATING
	As of December 31,
	2014	2013
AAA(1)	73%	70%
AA	17	19
A	6	6
BBB	2	3
Below BBB	2	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of December 31, 2014, the investment portfolio of 16,915 securities was diversified with respect to asset class. Approximately 64% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities, compared to 74% as of December 31, 2013. The asset-backed securities portfolio, of which approximately 96% and 97% of the carrying value as of December 31, 2014 and 2013, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
In December 2013, U.S. regulators issued final regulations to implement the Volcker rule. The Volcker rule will, over time, prohibit banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the final Volcker rule regulations, subject to exemptions for market making-related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker rule will also require banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).
The Volcker rule became effective on July 21, 2012, and the final implementing regulations became effective on April 1, 2014. In the absence of an applicable extension of the Volcker rule’s general conformance period, a banking entity must bring its activities and investments into conformance with the Volcker rule and its final Volcker rule regulations by July 21, 2015. In December 2014, the Federal Reserve issued an order, the 2016 conformance period extension, extending the Volcker rule’s general conformance period until July 21, 2016 for investments in and relationships with covered funds and certain foreign funds that were in place on or prior to December 31, 2013, referred to as legacy covered funds. Under the 2016 conformance period extension, all investments in and relationships related to investments in a covered fund made or entered into after that date by a banking entity and its affiliates, and all proprietary trading activities of those entities, must be in conformance with the Volcker rule and its final implementing regulations by July 21, 2015. The Federal Reserve stated in the 2016 conformance period extension that it intends to grant a final one-year extension of the general conformance period, to July 21, 2017, for banking entities to conform ownership interests in and relationships with legacy covered funds.
Whether certain types of investment securities or structures, such as collateralized loan obligations, or CLOs, constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures.
As of December 31, 2014, we held approximately $4.54 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $97 million, composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestment occurs or on our consolidated financial condition.
We are reviewing our activities that are affected by the final Volcker rule regulations and are taking steps to bring those activities into conformity with the Volcker rule. The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We are in the process of establishing the necessary compliance program to comply with the final Volcker rule regulations. Such compliance program will restrict our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance will entail both the cost of a compliance program and loss of certain revenue and future opportunities.
Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio was composed of non-U.S. debt securities as of December 31, 2014 compared to approximately 27% in 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 22: NON-U.S. DEBT SECURITIES
	As of December 31,
(In millions)	2014	2013
Available for Sale:
United Kingdom	$6,925	$9,357
Australia	3,401	3,551
Netherlands	3,219	3,471
Canada	2,711	2,549
France	1,407	1,581
South Korea	920	744
Japan	860	971
Germany	810	1,410
Finland	513	397
Italy	464	—
Norway	438	369
Belgium	120	—
Sweden	103	142
Austria	73	83
Other(1)	205	282
Total	$22,169	$24,907
Held to Maturity:
United Kingdom	$1,779	$1,474
Australia	1,712	2,216
Germany	1,651	1,263
Netherlands	1,128	934
Spain	155	206
Italy	79	270
Ireland	68	86
Other(2)	309	158
Total	$6,881	$6,607

(1) Included approximately $66 and $133 million as of December 31, 2014 and 2013, respectively, related to Portugal, Ireland and Spain, all of which were mortgage-backed securities.
(2) Included approximately $36 and $44 million as of December 31, 2014 and 2013, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 88% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2014 and 2013, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2014 and 2013, approximately 74% and 72%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk.
As of December 31, 2014, these non-U.S. debt securities had an average market-to-book ratio of 101.4%, and an aggregate pre-tax net unrealized gain of approximately $397 million, composed of gross unrealized gains of $432 million and gross unrealized losses of $35 million. These unrealized amounts included a pre-tax net unrealized gain of $229 million, composed of gross unrealized gains of $241 million and gross unrealized losses of $12 million, associated with non-U.S. debt securities available for sale.
As of December 31, 2014, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of December 31, 2014 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Securities
We carried approximately $10.83 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2014 as shown in Table 20: Carrying Values of Investment Securities. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $7.61 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
December 31, 2014
State of Issuer:
Texas	$1,326	$1,405	$2,731	15%
California	458	1,837	2,295	12
New York	920	996	1,916	10
Massachusetts	989	847	1,836	10
Maryland	446	416	862	5
Total	$4,139	$5,501	$9,640

December 31, 2013
State of Issuer:
Texas	$1,233	$1,628	$2,861	16%
New York	919	1,000	1,919	10
Massachusetts	967	759	1,726	9
California	373	1,266	1,639	9
Maryland	327	643	970	5
Total	$3,819	$5,296	$9,115

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.44 billion and $18.45 billion across our businesses as of December 31, 2014 and 2013, respectively.

Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 89% of the obligors rated “AAA” or “AA” as of December 31, 2014. As of that date, approximately 60% and 38% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of other-than-temporary impairment of our municipal securities is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS
As of December 31, 2014	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$—	—%	$6,841	1.11%	$3,287	2.61%	$527	2.04%
Mortgage-backed securities	107	2.75	2,389	3.20	4,421	3.07	13,797	3.01
Asset-backed securities:
Student loans	515.90		6,100.54		3,823.66		2,022.68
Credit cards	381.80		1,562.76		1,110	1.65	—	—
Sub-prime	3	4.86	13	1.30	1	6.15	934.76
Other	244.51		961.69		1,268	1.21	1,672	1.36
Total asset-backed	1,143		8,636		6,202		4,628
Non-U.S. debt securities:
Mortgage-backed securities	2,315	1.52	3,463	1.54	576	1.19	3,252	2.93
Asset-backed securities	272	1.01	2,698.87		166	2.13	90	1.47
Government securities	2,321.48		1,588	1.41	—	—	—	—
Other	1,757	2.81	2,801	1.80	870.74		—	—
Total non-U.S. debt securities	6,665		10,550		1,612		3,342
State and political subdivisions(2)	699	4.96	3,003	4.90	4,715	5.98	2,403	6.04
Collateralized mortgage obligations	227	4.56	1,149	2.98	1,072	2.66	2,891	2.91
Other U.S. debt securities	814	4.02	2,967	3.93	294	3.94	34.78
Total	$9,655		$35,535		$21,603		$27,622
Held to maturity(1):
U.S. Treasury and federal agencies:
Direct Obligations	$—	—%	$—	—%	$5,000	2.09%	$114.59%
Mortgage-backed securities	1	5.00	11	5.00	12	5.00	38	5.35
Asset-backed securities
Student loans	6	1.26	182.81		375.98		1,251.73
Credit cards	—	—	375.61		522.57		—	—
Other	15.57		367.47		191.62		4.61
Total asset-backed	21		924		1,088		1,255
Non-U.S. debt securities:
Mortgage-backed securities	503	1.30	1,102	1.06	157	3.74	2,025	1.59
Asset-backed securities	105	1.58	2,567.69		196.97		—	—
Government securities	154.64		—	—	—	—	—	—
Other	—	—	72.44		—	—	—	—
Total non-U.S. debt securities	762		3,741		353		2,025
State and political subdivisions(2)	7	5.78	2	6.38	—	—	—	—
Collateralized mortgage obligations	574	2.62	460	3.72	498	1.41	837	2.08
Total	$1,365		$5,138		$6,951		$4,269

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The improvement to a net unrealized gain position as of December 31, 2014 from a net unrealized loss position as of December 31, 2013, presented in Table 25: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to narrowing spreads in 2014.

TABLE 25: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	As of December 31,
	2014			2013
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$94,108	$805	$94,913	$99,159	$15	$99,174
Held to maturity(1)	17,723	119	17,842	17,740	(180)	17,560
Total investment securities	$111,831	$924	$112,755	$116,899	$(165)	$116,734
Net after-tax unrealized gain (loss)		$554			$(96)

(1) Securities available for sale are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. Securities held to maturity are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
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
In the aggregate, we recorded net losses from other-than-temporary impairment of $11 million and $23 million in 2014 and 2013, respectively. Additional information with respect to other-than-temporary impairments and net impairment losses, as well as information about our assessment of impairment, is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Given our mortgage-backed securities exposure, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in the U.S. housing market in addition to trends in unemployment rates, interest rates and the timing of defaults. Overall, our evaluation of other-than-temporary impairment as of December 31, 2014 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of December 31, 2014, that our investment securities portfolio was less exposed to the U.S. housing market outlook relative to other factors, including unemployment rates, interest rates and timing of default. The timeline to liquidate distressed loans continues to extend, but to a lesser degree as a result of strengthening in the national housing market. The timing of default may affect, among other things, the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral in countries with slow economic growth and government austerity measures takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices of between 5% and 15%. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analyses in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, we estimate, using relevant information as of December 31, 2014 and assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices deteriorate over the relevant periods more than we expected as of December 31, 2014, other-than-temporary impairment could increase by a range of zero to $24 million. This sensitivity estimate is based

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

on a number of factors, including, but not limited to, the level of housing prices and the timing of defaults. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated.
Excluding other-than-temporary impairment recorded in 2014, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of December 31, 2014 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Loans and Leases

TABLE 26: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2014	2013	2012	2011	2010
Institutional:
U.S.	$14,908	$10,623	$9,645	$7,115	$7,001
Non-U.S.	3,263	2,654	2,251	2,478	4,192
Commercial real estate:
U.S.	28	209	411	460	764
Total loans and leases	$18,199	$13,486	$12,307	$10,053	$11,957
Average loans and leases	$15,912	$13,781	$11,610	$12,180	$12,094
The increase in loans in the institutional segment as of December 31, 2014 as compared to December 31, 2013 was primarily driven by higher levels of short-duration advances and increased investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans.
Short-duration advances to our clients included in the institutional segment were $3.54 billion and $2.45 billion as of December 31, 2014 and 2013, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
As of December 31, 2014 and 2013, our investment in senior secured bank loans totaled approximately $2.07 billion and $724 million, respectively. In addition, we had binding unfunded commitments as of December 31, 2014 totaling $337 million to participate in such syndications.

These senior secured bank loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included under Item 8 of this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 95% of the loans rated “BB” or “B” as of December 31, 2014, compared to 94% as of December 31, 2013. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of December 31, 2014, our allowance for loan losses included approximately $26 million related to these senior secured bank loans. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.
As of December 31, 2014 and 2013, unearned income deducted from our investment in leveraged lease financing was $109 million and $121 million, respectively, for U.S. leases and $261 million and $298 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
The decrease in the CRE loans as of December 31, 2014 compared to December 31, 2013 resulted from one of the loans, acquired in 2008 pursuant to indemnified repurchase agreement with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy being repaid.
As of December 31, 2014 no CRE loans were modified in troubled debt restructurings. As of December 31, 2013, we held a CRE loan for approximately $130 million which had previously been modified in a troubled debt restructuring. No loans were modified in troubled debt restructurings in 2014 or 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 27: CONTRACTUAL MATURITIES FOR LOANS AND LEASES
	As of December 31, 2014
(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$11,388	$9,045	$2,326	$17
Non-U.S.	2,333	1,836	497	—
Commercial and financial:
U.S.	3,061	819	839	1,403
Non-U.S.	256	171	66	19
Purchased receivables:
U.S.	124	—	77	47
Non-U.S.	6	—	6	—
Lease financing:
U.S.	335	—	—	335
Non-U.S.	668	88	225	355
Total institutional	18,171	11,959	4,036	2,176
Commercial real estate:
U.S.	28	—	28	—
Total loans and leases	$18,199	$11,959	$4,064	$2,176

TABLE 28: CLASSIFICATION OF LOAN AND LEASE BALANCES DUE AFTER ONE YEAR
As of December 31, 2014
(In millions)
Loans and leases with predetermined interest rates	$3,045
Loans and leases with floating or adjustable interest rates	3,195
Total	$6,240

TABLE 29: ALLOWANCE FOR LOAN LOSSES
	For the Years ended December 31,
	2014	2013	2012	2011	2010
(In millions)
Allowance for loan losses:
Beginning balance	$28	$22	$22	$100	$79
Provision for loan losses:
Commercial real estate	—	—	(3)	9	22
Institutional	10	6	—	(9)	3
Charge-offs:
Commercial real estate	—	—	—	(78)	(4)
Recoveries:
Commercial real estate	—	—	3	—	—
Ending balance	$38	$28	$22	$22	$100
The provision of $10 million recorded in 2014 was composed of a provision of $20 million associated with senior secured bank loans, offset by a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality.

As of December 31, 2014, approximately $26 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial and financial loans in the institutional segment.

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
We place deposits with non-U.S. counterparties that have strong internal State Street risk ratings. Counterparties are approved and monitored by our Country Risk Committee. This process includes financial analysis of non-U.S. counterparties and the use of an internal risk-rating system. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. We also utilize risk mitigation and other facilities that may reduce our exposure through the use of cash collateral and/or balance sheet netting where we deem appropriate. In addition, the Country Risk Committee performs a country-risk analysis and monitors limits on country exposure.
The aggregate of the total cross-border outstandings presented in Table 30: Cross-border Outstandings represented approximately 17%, 19%, and 22% of our consolidated total assets as of December 31, 2014, 2013 and 2012 respectively.

TABLE 30: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867
December 31, 2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050
December 31, 2012
United Kingdom	$18,046	$1,033	$19,079
Australia	7,585	328	7,913
Japan	6,625	1,041	7,666
Germany	7,426	220	7,646
Netherlands	3,130	188	3,318
Canada	2,730	500	3,230

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of December 31, 2014 there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated total assets. As of December 31, 2013, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our total consolidated assets totaled approximately $1.85 billion to China. As of December 31, 2012, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our total consolidated assets totaled approximately $1.81 billion to France.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 31: CROSS-BORDER OUTSTANDINGS (ITALY, IRELAND, SPAIN AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2014
Ireland	$510	$1,253	$1,763
Italy	907	11	918
Spain	155	71	226
Portugal	69	—	69
December 31, 2013
Italy	$763	$2	$765
Ireland	369	304	673
Spain	271	11	282
Portugal	78	—	78
December 31, 2012
Italy	$937	$1	$938
Ireland	342	277	619
Spain	277	16	293
Portugal	76	—	76
The aggregate cross-border exposures presented in Table 31: Cross-Border Outstandings (Italy, Ireland, Spain and Portugal), consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We had not recorded any provisions for loan losses with respect to any of our exposure in these countries as of December 31, 2014.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of December 31, 2014 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $860 million of mortgage- and asset-backed securities composed of $146 million in Spain, $543 million in Italy, $102 million in Ireland and $69 million in Portugal as of December 31, 2014. These mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $118 million, composed of gross unrealized gains of $119 million and gross unrealized losses of $1 million as of December 31, 2014. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in 2014. We recorded other-than-temporary impairment of $6 million on one of these securities in our consolidated statement of income in 2013, all of which was associated with management's intent to sell an impaired security prior to its recovery in value.
Throughout the sovereign debt crisis, the major independent credit rating agencies have downgraded U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes, and may do so again in the future. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in this Form 10-K.
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
The risk appetite framework describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our risk appetite framework, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” in Management's Discussion and Analysis included under Item 7 in this Form 10-K.
Disclosures about our management of significant risks can be found on the following pages within this Form 10-K.

Governance and Structure
We have an approach to risk management that involves all levels of management, from the Board and its committees, including its Risk Committee, referred to as the RC, its Examining and Audit Committee, referred to as the E&A Committee, the Executive Compensation Committee, or ECC, and its Technology Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Legal, Compliance, Finance and Vendor Management, provide the second line of defense; and Corporate Audit, which assesses the effectiveness of the first two lines of defense.
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
We maintain a risk governance committee structure which serves as the formal governance mechanism through which we seek to undertake the consistent identification, management and mitigation of various risks facing State Street in connection with its business activities. This governance structure is enhanced and integrated through multi-disciplinary involvement, particularly through ERM, as illustrated below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee		Business Conduct Risk Committee		Technology and Operational Risk Committee

Risk Committees:

Asset-Liability Committee	Credit Risk and Policy Committee	Fiduciary Review Committee	Operational Risk Committee		Technology Risk Governance Committee

Trading and Markets Risk Committee	Basel Oversight Committee	New Business and Product Committee		Executive Continuity Steering Committee	Executive Information Steering Committee

Country Risk Committee	Securities Finance Risk Management Committee	Compliance and Ethics Committee		Vendor Management Steering Committee	Access Control Board

Recovery and Resolution Planning Executive Steering Group	Model Risk Committee

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
The Chief Risk Officer, or CRO, is responsible for State Street’s risk management globally, leads ERM and has a dual reporting line to State Street’s Chief Executive Officer and the Board’s RC. ERM

manages its responsibilities globally through a three-dimensional organization structure:

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
Board Committees
The Board of Directors has four committees which assist it in discharging its responsibilities with respect to risk management: the Risk Committee, or RC, the Examining and Audit Committee, or the E&A Committee, the ECC, and the Technology Committee.
The RC is responsible for oversight related to the operation of our global risk management framework, including policies and procedures establishing risk management governance and processes, and risk control infrastructure for our global operations. The RC is responsible for reviewing and discussing with management our assessment and management of all risk applicable to our operations, including credit, market, interest rate, liquidity, operational and business risks, as well as compliance and reputational risk and related policies. In addition, the RC provides oversight on strategic capital governance principles and controls, and monitors capital adequacy in relation to risk. The RC is also responsible for discharging the duties and obligations of the Board under applicable Basel and other regulatory requirements.
The E&A Committee oversees the operation of our system of internal controls covering the integrity of our consolidated financial statements and reports, compliance with laws, regulations and corporate policies. The E&A Committee acts on behalf of the Board in monitoring and overseeing the performance of Corporate Audit and in reviewing certain communications with banking regulators. The E&A Committee has direct responsibility for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm, including sole authority for the establishment of pre-approval policies and procedures for all audit engagements and any non-audit engagements.
The ECC has direct responsibility for the oversight of all compensation plans, policies, and programs of State Street in which executive officers participate and incentive, retirement, welfare as well as equity plans in which certain other employees of State Street participate. In addition, the ECC oversees the alignment of our incentive compensation arrangements with our safety and soundness, including the integration of risk management objectives, and related policies, arrangements and control processes, consistent with applicable related regulatory rules and guidance.
The Technology Committee leads and assists in the Board’s oversight of the role of technology in executing State Street’s strategy and supporting

State Street’s global business and operational requirements. The Technology Committee reviews the use of technology in our activities and operations, as well as significant technology and technology-related strategies, investments and policies. In addition, the Technology Committee reviews and approves technology and technology-related risk matters, including information and cyber security.
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
MRAC, which is co-chaired by our CRO and CFO, regularly presents a report to the RC outlining developments in the risk environment and performance trends in our key business areas.
The Business Conduct Risk Committee, referred to as the BCRC, provides additional risk governance and leadership, by overseeing our business practices in terms of our compliance with law, regulation and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CRO and our Chief Legal Officer.
The Technology and Operational Risk Committee, referred to as TORC, oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by our Vice Chairman and our Head of Global Operations and Technology. TORC may meet jointly with MRAC periodically to review or approve common areas of interest such as risk frameworks and policies.
Risk Committees
The following risk committees, under the oversight of the respective executive management

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

committees, have focused responsibilities for oversight of specific areas of risk management:
MRAC

•
The Asset-Liability Committee, referred to as ALCO, oversees the management of our consolidated statement of condition and the management of our global liquidity, our interest-rate risk, and our non-traded market risk positions, as well as the business activities of our Global Treasury group and the risks associated with the generation of net interest revenue and overall balance sheet management. ALCO’s roles and responsibilities are designed to work complementary to, and be coordinated with, MRAC, which approves our corporate risk appetite and associated balance sheet strategy;

•
The Credit Risk and Policy Committee has primary responsibility for the oversight and review of credit and counterparty risk across business units, as well as oversight, review and approval of the credit risk policies and guidelines; the Committee consists of senior executives within ERM, including the CRO, and reviews policies and guidelines related to all aspects of our business which give rise to credit risk; our business units are also represented on the Credit Risk and Policy Committee; credit risk policies and guidelines are reviewed periodically, but at least annually;

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

•
The Basel Oversight Committee provides oversight and governance over Basel related regulatory requirements, assesses compliance with respect to Basel regulations and approves all material methodologies and changes, policies and reporting;

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

•
The Model Risk Committee, referred to as the MRC, monitors the overall level of model risk and provides oversight of the model governance process pertaining to financial models, including the validation of key models and the ongoing monitoring of model performance. The MRC may also, as appropriate, mandate remedial actions and compensating controls to be applied to models to address modeling deficiencies as well as other issues identified; and

•
The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with the Federal Reserve's CCAR process and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario.

BCRC

•	The Fiduciary Review Committee reviews and assesses the risk management programs of those units in which we serve in a fiduciary capacity;

•
The New Business and Product Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses; and

•	The Compliance and Ethics Committee provides review and oversight of our compliance programs, including its culture of compliance and high standards of ethical behavior.
TORC

•	The Technology Risk Governance Committee provides regular reporting to TORC and escalates technology risk issues to TORC, as appropriate;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
The Executive Continuity Steering Committee reviews overall business continuity program performance, provides for executive accountability for compliance with the business continuity program and standards, and reviews and approves major changes or exceptions to program policy and standards;

•
The Executive Information Steering Committee is responsible for managing the Enterprise Information Security posture and program, provides enterprise-wide oversight of the Information Security Program to provide that controls are measured and managed, and serves as an escalation point for issues identified during the execution of information technology activities and risk mitigation;

•	The Vendor Management Steering Committee provides oversight over the vendor management program, approves policies, and serves as an escalation path for program compliance exceptions;

•	The Access Control Board establishes and provides appropriate governance and controls over our access control security framework; and

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
The acceptance of credit risk is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:

•	We measure and consolidate all credit risks to each counterparty, or group of counterparties, in accordance with a “one-obligor” principle that aggregates risks across all of our business units;

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
Structure and Organization
The Credit Risk Management group, an integral part of ERM, is responsible for the assessment, approval and monitoring of all types of credit risk across State Street. The group is managed centrally, and has dedicated teams in a number of locations worldwide, across our businesses. The Credit Risk Management group is responsible for all requisite policies and procedures, and for our advanced internal credit-rating systems and methodologies. In addition, the group, in conjunction with the appropriate business units, establishes appropriate measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual industries, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
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
Both the Credit Risk and Policy Committee and the Credit Committee provide periodic updates to MRAC and the Board's RC.
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

•
The use of an automated process for limit approvals for certain low-risk counterparties, as defined in our credit risk guidelines, based on the counterparty’s probability-of-default, or PD, rating class;

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
Generally, given the nature of our operations and our risk profile, we do not employ risk mitigation in the form of guarantees and credit derivatives as extensively as traditional commercial and investment banks. Accordingly, while we may benefit from third-party guarantees in some instances, we do not currently recognize the full potential benefit of related risk reduction in our measurement or risk-weighting of our credit exposure. We have established systematic processes to allow only eligible collateral and permitted netting, as defined in the Basel framework, to be recognized in our measurement of credit risk.
Credit Limits
Central to our philosophy for our management of credit risk is the approval and imposition of credit limits, against which we monitor the actual and potential future credit exposure arising from our business activities with counterparties or groups of counterparties. Credit limits are a reflection of our risk appetite, which may be determined by the creditworthiness of the counterparty, the nature of the risk inherent in the business undertaken with the counterparty, or a combination of relevant credit factors. Our risk appetite for certain sectors and certain countries and geographic regions may also influence the level of risk we are willing to assume to certain counterparties.
The analysis and approval of credit limits is undertaken in a consistent manner across all of our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying trading-related exposures are assessed and measured on both a gross and net basis, with net exposure determined by deducting the value of collateral. In nearly all instances, credit limit approvals, for all our business units and products, are undertaken by the Credit Risk Management group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
Credit limits are re-evaluated annually, or more frequently as needed, and are revised periodically on prevailing and anticipated market conditions, changes in counterparty or country-specific credit ratings and outlook, changes in our risk appetite for certain counterparties, sectors or countries, and enhancements to the measurement of credit utilization.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

•
Interim Monitoring. Periodic monitoring of our largest and riskiest counterparties is undertaken more frequently, utilizing financial information, market indicators and other relevant credit and performance measures. The nature and extent of this interim monitoring is individually tailored to certain counterparties and/or industry sectors to identify material changes to the risk profile of a counterparty (or group of counterparties) and assign an updated internal risk rating in a timely manner.

We maintain an active "watch list" for all counterparties where we have identified a concern that the actual or potential risk of default has increased. The watch-list status denotes a concern with some aspect of a counterparty's risk profile that warrants closer monitoring of the counterparty's financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the watch list by ERM at its sole discretion.
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
The Global Credit Review group, referred to as GCR, maintains primary responsibility for our watch list processes, and generates a monthly report of all watch list counterparties. The watch list is reviewed monthly in recurring meetings conducted by GCR with participation from the business units, senior ERM staff, and representatives from our corporate finance and legal groups as appropriate. These meetings include a review of all individual watch list counterparties, together with credit limits and prevailing exposures, and are focused on actions to contain, reduce or eliminate the risk of loss to State Street. Identified actions are documented and monitored.
Controls
GCR provides a separate level of surveillance and oversight over the integrity of our internal risk-rating system, by providing a separate review of all ratings processes. As a critical function, GCR is subject to oversight by the Credit Risk and Policy Committee, and provides periodic updates to the Board’s RC. GCR reviews all counterparty credit ratings for all sectors on an ongoing basis.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of overnight interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of December 31, 2014, the value of the parent company's net liquid assets totaled $6.03 billion, compared with $4.42 billion as of December 31, 2013.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers our overall liquidity as of December 31, 2014 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
Governance
Global Treasury is responsible for our management of liquidity. This includes the day-to-day management of our global liquidity position, the development and monitoring of early warning indicators, key liquidity risk metrics, the creation and execution of stress tests, the evaluation and implementation of regulatory requirements, the maintenance and execution of our liquidity guidelines and contingency funding plan, and routine management reporting to ALCO, MRAC and the Board's RC.
Global Treasury Risk Management, part of ERM, provides separate oversight over the identification, communication, and management of Global Treasury’s risks in support of our business strategy. Global Treasury Risk Management reports to the CRO. Global Treasury Risk Management’s responsibilities relative to liquidity risk management include the development and review of policies and guidelines; the monitoring of limits related to adherence to the liquidity risk guidelines and associated reporting.
Liquidity Framework
Our liquidity framework contemplates areas of potential risk based on our activities, size, and other appropriate risk-related factors. In managing liquidity risk we employ limits, maintain established metrics and early warning indicators, and perform routine stress testing to identify potential liquidity needs. This process involves the evaluation of a combination of internal and external scenarios which assist us in measuring our liquidity position and in identifying potential increases in cash needs or decreases in available sources of cash, as well as the potential impairment of our ability to access the global capital markets.
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

•
Tactical liquidity management addresses our day-to-day funding requirements and is largely driven by changes in our primary source of funding, which are client deposits. Fluctuations in client deposits may be supplemented with short-term borrowings, which generally include commercial paper and certificates of deposit.

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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which generally consists of unencumbered highly liquid securities, cash and cash equivalents carried in our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the high-quality liquid assets under the U.S. liquidity coverage ratio, and for comparison purposes our high-quality liquid assets, under the LCR final rule definition, are estimated to be $115.56 billion as of December 31, 2014.

TABLE 32: COMPONENTS OF ASSET LIQUIDITY
(In millions)	December 31, 2014	December 31, 2013
Asset Liquidity:
Highly liquid short-term investments(1)	$93,523	$64,257
Investment securities	26,670	22,322
Total	$120,193	$86,579

	Twelve Months Ended December 31,
(In millions)	2014	2013
Average Asset Liquidity:
Highly liquid short-term investments(1)	$55,229	$28,946
Investment securities	23,577	22,032
Total	$78,806	$50,978

(1) Composed of interest-bearing deposits with banks.
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of December 31, 2014, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $83.40 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $51.03 billion as of December 31, 2013. The increase in investment securities as of December 31, 2014 compared to December 31, 2013, presented in the table, was mainly associated with our repositioning of the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2014 and 2013, we had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In addition to the securities included in our asset liquidity, we have significant amounts of other high-quality, unencumbered investment securities. The aggregate fair value of those securities was $60.06 billion as of December 31, 2014, compared to $66.16 billion as of December 31, 2013. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
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
The LCR measures an institution’s high-quality liquid assets, or HQLA, against its net cash outflows. The LCR will be phased in, beginning on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.
Beginning with January 2015, State Street is required to report its LCR to the Federal Reserve on a monthly basis. Daily reporting of the LCR to the Federal Reserve will be required beginning with July 2015.
The LCR final rule is largely similar to the proposed rule issued by U.S. banking regulators in October 2013; however, the final rule contains several changes and clarifications, including revisions to the definition of operational deposits and more favorable foreign exchange netting treatment, both of which we expect to benefit our LCR ratio, and the exclusion as operational deposits of deposits from non-regulated funds, which we expect to negatively affect our LCR ratio.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other the types of investments, resulting in a negative impact on our net interest revenue and our net interest margin.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  For example, if the percentage of our operational deposits relative to non-operational deposits increases, we would expect to require less HQLA in order to maintain our LCR.  Conversely, if the percentage of non-operational deposits increases relative to our operational deposits, we would expect to require additional HQLA in order to maintain our LCR.
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
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $24.25 billion and $21.30 billion as of December 31, 2014 and 2013, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2014, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Funding
Deposits:
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. We invest these client deposits in a combination of investment securities and short-duration financial instruments whose mix is determined by the characteristics of the deposits.
For the past several years, we have experienced higher client deposit inflows toward the end of the quarter or the end of the year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

TABLE 33: CLIENT DEPOSITS
			Average Balance
	December 31,		Year Ended December 31,
(In millions)	2014	2013	2014	2013
Client deposits(1)	$195,276	$182,268	$167,470	$143,043

(1) Balance as of December 31, 2014 excluded term wholesale certificates of deposit, or CDs, of $13.76 billion; average balances for the year ended December 31, 2014 and 2013 excluded average CDs of $6.87 billion and $2.50 billion, respectively.
Short-Term Funding:
Our corporate commercial paper program, under which we can issue up to $3.0 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $2.48 billion and $1.82 billion of commercial paper outstanding as of December 31, 2014 and 2013, respectively.
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding at reasonable rates of interest from wholesale investors. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $8.93 billion and $7.95 billion as of December 31, 2014 and 2013, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $690 million as of December 31, 2014, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2014, there was no balance outstanding on this line of credit.
Long-Term Funding:
As of December 31, 2014, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2014, $4.1 billion was available for issuance pursuant to this authority. As of December 31, 2014, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include diverse and stable core earnings; relative market position; strong risk management; strong capital ratios; diverse liquidity sources, including the global capital markets and client deposits; strong liquidity monitoring procedures; and preparedness for current or future regulatory developments. High ratings limit borrowing costs and enhance our liquidity by providing assurance for unsecured funding and depositors, increasing the potential market for our debt and improving our ability to offer products, serve markets, and engage in transactions in which clients value high credit ratings. A downgrade or reduction of our credit ratings could have a material adverse effect on our liquidity by restricting our ability to access the capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

markets, which could increase the related cost of funds. In turn, this could cause the sudden and large-scale withdrawal of unsecured deposits by our clients, which could lead to draw-downs of unfunded commitments to extend credit or trigger requirements under securities purchase commitments; or require additional collateral or force terminations of certain trading derivative contracts.
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

TABLE 34: ADDITIONAL COLLATERAL OR TERMINATION PAYMENTS RELATED TO NET DERIVATIVE LIABILITIES
(In millions)	December 31, 2014	December 31, 2013
Additional collateral or termination payments for a one- or two-notch downgrade	$19	$7

TABLE 35: CREDIT RATINGS
As of February 20, 2015
	Standard & Poor’s	Moody’s Investors Service	Fitch	Dominion Bond Rating Service
State Street:
Short-term commercial paper	A-1	P-1	F1+	R-1 (Middle)
Senior debt	A+	A1	AA-	AA (Low)
Subordinated debt	A	A2	A+	A (High)
Trust preferred capital securities	BBB	A3	BBB+	A (High)
Preferred stock	BBB	Baa2	BBB	A (Low)
Outlook	Negative	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (High)
Short-term letters of credit	-	P-1	-	-
Long-term deposits	AA-	Aa3	AA	AA
Long-term letters of credit	-	Aa3	-	-
Senior debt	AA-	Aa3	AA-	AA
Long-term counterparty/issuer	AA-	Aa3	AA-	-
Subordinated debt	A+	A1	A+	AA (Low)
Financial strength	-	B-	-	-
Outlook	Stable	Stable	Stable	Stable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 36: Long-Term Contractual Cash Obligations, and other commercial commitments included in Table 37: Other Commercial Commitments, were recorded in our consolidated statement of condition as of December 31, 2014, except for operating leases and the interest portions of long-term debt and capital leases.

TABLE 36: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
	PAYMENTS DUE BY PERIOD
As of December 31, 2014 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1) (2)	$10,763	$454	$3,223	$1,749	$5,337
Operating leases	935	179	286	205	265
Capital lease obligations(2)	962	105	173	164	520
Total contractual cash obligations	$12,660	$738	$3,682	$2,118	$6,122

(1) Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2014.
(2) Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in notes 9 and 20 to the consolidated financial statements included under Item 8 of this Form 10-K. Our consolidated statement of cash flows, also included under Item 8 of this Form 10-K, provides additional liquidity information.
Total contractual cash obligations shown in Table 36: Long-Term Contractual Cash Obligations, do not include:

•
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

•	Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2014 did not represent the amounts that may ultimately be paid under the contracts upon settlement.
Additional information about our derivative instruments is provided in note 16 to the consolidated financial statements included under Item 8 of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in note 19 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in Table 36: Long-Term Contractual Cash Obligations.

TABLE 37: OTHER COMMERCIAL COMMITMENTS
	DURATION OF COMMITMENT
As of December 31, 2014 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$349,766	$349,766	$—	$—	$—
Unfunded commitments to extend credit	24,247	18,529	1,852	3,351	515
Asset purchase agreements	4,107	1,385	2,212	510	—
Standby letters of credit	4,720	894	1,840	1,960	26
Purchase obligations(2)	285	61	57	46	121
Total commercial commitments	$383,125	$370,635	$5,961	$5,867	$662

(1) Total amounts committed reflect participations to independent third parties, if any.
(2) Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Additional information about the commitments presented in Table 37: Other Commercial Commitments, except for purchase obligations, is provided in note 10 to the consolidated financial statements included under Item 8 of this Form 10-K.
Operational Risk Management
Overview
We consider operational risk to be the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. This encompasses legal risk and fiduciary risk. We consider legal risk to be the risk of loss resulting from failure to comply with laws, contractual obligations or prudent business practices, often in the form of litigation or fines. We consider fiduciary risk to be the failure to properly exercise discretion when acting on behalf of our clients, or not properly monitoring or controlling the exercise of discretion by a third party.
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
We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.
Governance
Our Board is responsible for the approval and oversight of our overall operational risk framework. It does so through its RC, which reviews our operational risk framework and approves our operational risk policy annually.
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
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCRC, TORC, the Operational Risk Committee and the Fiduciary

Review Committee, all of which ultimately report to the RC.
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
The framework takes a holistic view and integrates the methods and tools used to manage and measure operational risk. The framework utilizes aspects of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework and other industry leading practices, and is designed foremost to address our risk management needs while complying with regulatory requirements. The operational risk framework is intended to provide a number of important benefits, including:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

organizations, as well as coordination and communication with ERM.
Consistency and Transparency
A number of corporate control functions are directly responsible for implementing and assessing various aspects of our operational risk framework, with the overarching goal of consistency and transparency to meet the evolving needs of the business:

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

•	ERM’s Corporate Risk Analytics group develops and maintains operational risk capital estimation models, and ERM's Operations group calculates our required capital for operational risk;

•	ERM’s Model Validation Group, referred to as MVG, separately validates the quantitative models used to measure operational risk, and ORM performs validation checks on the output of the model; and

•	Corporate Audit performs separate reviews of the application of operational risk management practices and methodologies utilized across State Street.
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

•
The Material Risk Identification process utilizes a bottom-up approach to identify State Street’s most significant risk exposures across all on- and off-balance sheet risk-taking activities. The program is specifically designed to consider risks that could have a material impact irrespective of their likelihood or frequency. This can include risks that may have an impact on longer-term business objectives, such as significant change management activities or long-term strategic initiatives;

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
The primary measurement tool used is an internally developed loss distribution approach model, referred to as the LDA model. We use the LDA model to quantify required operational risk capital, from which we calculate risk-weighted assets related to operational risk. Such risk-weighted assets totaled $35.87 billion as of December 31, 2014; refer to the "Capital" section of this Management's Discussion and Analysis.
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

•	Business environment and internal control factors, referred to as BEICFs, are gathered as part of our scenario analysis program to

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2014, the notional amount of these derivative contracts was $1.24 trillion, of which $1.23 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
Our covered positions consist primarily of the trading portfolios held by our global markets business. They also arise from certain positions held by our Global Treasury group. These trading positions include products such as spot foreign exchange, foreign exchange forwards, non-deliverable forwards, foreign exchange options, foreign exchange funding swaps, currency futures, financial futures, and interest rate futures. Any new activities are analyzed to determine if the positions arising from such new activities meet the definition of a covered position and conform to our covered positions policy. This documented analysis, including any decisions with respect to market risk treatments, must receive approval from the TMRC.
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

The sixty-day moving average of our stressed VaR-based measure was approximately $69 million for the twelve months ended December 31, 2014, compared to a sixty-day moving average of $28 million for the twelve months ended December 31, 2013.
The increase in the sixty-day moving average of our stressed VaR-based measure for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 was primarily the result of an extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The tenor extension gives rise to additional market risk in our stressed VaR calculation.
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
We experienced no back-testing exceptions in 2014. We experienced one back-testing exception in 2013, which occurred in the third quarter. The trading P&L that day exceeded the VaR based on the prior day’s closing positions, following larger-than-usual moves in several emerging market currencies and U.S. interest rates.
Our market risk models are governed by our model risk governance guidelines, in conformity with our model risk governance policy, which outline the standards we use to assess the conceptual soundness and effectiveness of our models. Our market risk models are subject to regular review and validation by MVG within ERM and overseen by the MRC. The MRC includes members with expertise in modeling methodologies and has representation from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the various business units throughout State Street. Additional information about the MRC and MVG is provided under “Model Risk Management” in this Disclosure.
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

The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended and as of December 31, 2014 and 2013, as measured by our VaR methodology.

TABLE 38: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2014			Year Ended December 31, 2013			As of December 31, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$6,365	$12,327	$2,273	$6,386	$22,835	$1,626	$4,566	$5,463
Global Treasury	4,027	6,467	683	97	559	24	4,759	58
Total VaR	$8,100	$12,278	$3,244	$6,361	$22,834	$1,641	$8,281	$5,441

TABLE 39: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2014			Year Ended December 31, 2013			As of December 31, 2014	As of December 31, 2013
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$32,639	$64,510	$15,625	$22,907	$47,531	$4,933	$30,255	$30,338
Global Treasury	36,344	59,253	10,454	291	1,075	56	39,050	280
Total Stressed VaR	$61,874	$89,053	$29,689	$22,815	$47,514	$4,889	$58,945	$30,403
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
The decline in the maximum ten-day VaR-based measure for foreign exchange was caused by reduced exposure to certain emerging market currencies (Table 38: Ten-day VaR Associated with Trading Activities for Covered Positions). The increase seen in ten-day stressed VaR-based measure for foreign exchange was mainly due to our businesses maintaining slightly larger exposures, as compared to a year ago, in what was a predominantly trending market in 2014 (Table 39: Ten-day Stressed VaR Associated with Trading Activities for Covered Positions).
The increases in the average ten-day VaR-based and stressed VaR-based measures for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 were primarily the result of an extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The tenor extension gives rise to additional market risk in our ten-day VaR-based and stressed VaR-based calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of December 31, 2014 and 2013. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 40: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,584	$3,230	$349	$3,492	$4,561	$306
Global Treasury	—	4,759	—	46	52	—
Total VaR	$5,584	$5,892	$349	$3,457	$4,577	$306

TABLE 41: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2014			As of December 31, 2013
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$8,305	$39,220	$468	$8,788	$37,030	$345
Global Treasury	—	39,050	—	119	299	—
Total Stressed VaR	$8,305	$62,923	$468	$8,845	$36,949	$345

(1) For purposes of risk attribution by component in both Tables 40 and 41, foreign exchange risk refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these foreign exchange instruments is included in the interest-rate risk component.
Total stressed VaR as of December 31, 2014 increased compared to December 31, 2013, as presented in Table 41: Ten-day Stressed VaR Associated with Trading Activities by Risk Factor. The increase was primarily the result of an extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. Additionally, the stressed VaR attributable to foreign exchange exposures also increased as we maintained risk positions in a predominantly trending market environment.
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable net interest revenue, referred to as NIR, under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

TABLE 42: NIR ESTIMATED EXPOSURE
	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	December 31, 2014		December 31, 2013
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$384	16.6%	$334	14.0%
–100 bps shock	(328)	(14.2)	(261)	(10.9)
+100 bps ramp	149	6.5	126	5.3
–100 bps ramp	(192)	(8.3)	(124)	(5.2)
As of December 31, 2014, NIR sensitivity to an upward-100-basis-point shock in global interest rates was higher compared to such sensitivity as of December 31, 2013, due to a higher level of forecast client deposits. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of December 31, 2014 increased compared to such sensitivity as of December 31, 2013, due to higher levels of forecast client deposits. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as the deposits have no room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.
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

TABLE 43: ESTIMATED EVE EXPOSURES
	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	December 31, 2014		December 31, 2013
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,291)	(12.8)%	$(2,359)	(14.9)%
–200 bps shock	942	5.3	1,149	7.2
The dollar measure of EVE sensitivity to an upward-200-basis-point shock as of December 31, 2014 improved compared to December 31, 2013, and the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of December 31, 2014 declined compared to December 31, 2013, with both comparisons due primarily to portfolio decay and lower rates as of December 31, 2014 compared to December 31, 2013.
EVE sensitivity to an upward-200-basis-point shock as of December 31, 2014, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2013. EVE sensitivity to a downward-200-basis-point shock as of December 31, 2014, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2013. These improvements were primarily due to the above changes in the dollar measures of EVE sensitivity as well as an increase in the total of tier 1 and tier 2 capital as of December 31, 2014 compared to December 31, 2013 (refer to the "Capital - Regulatory Capital" section of this Management's Discussion and Analysis).

Business Risk Management
We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of our business activities and the potential effect of strategic and reputation risks, not already captured as trading market, interest-rate, credit, operational or liquidity risks. We incorporate business risk into our assessment of our strategic plans and capital management processes. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every employee at State Street.
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
Model Risk Management
The use of quantitative models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a new source of risk. In large banking organizations like ours, model results influence business decisions, and model failure could have a harmful effect on our financial performance. As a result, we manage model risk within a comprehensive model risk management framework.
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

•	A separate model validation function designed to verify that models are theoretically sound, performing as expected, and are in line with their design objectives.
Governance
Model risk is overseen at the corporate level by our Board and senior management. Models used in the regulatory capital calculation can only be deployed for use after receiving a satisfactory validation review and being granted approval by the appropriate corporate oversight committee.

The MRC, which is composed of senior staff with technical expertise, reports to MRAC, and formally recommends proposed findings with respect to modeling weaknesses or deficiencies. Proposed findings are brought to the MRC by MVG for discussion. MVG is part of Model Risk Management within ERM. The most material findings may preclude a model’s deployment and use; other findings may require resolution by specified deadlines.
ERM’s Model Risk Management group is responsible for defining the corporate-wide model risk governance framework, and maintains policies that achieve the framework’s objectives. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model risk reporting, model performance monitoring, tracking of new model development status, and committee-level review and challenge.
Model Development and Usage
Models are developed under standards governing data sourcing, methodology selection and model integrity testing. Model development includes a clear statement of purpose to align development with intended use. It also includes a comparison of alternative approaches to implement a sound modeling approach.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

findings are then discussed with and formally recommended by the MRC. Finally, model usage decisions, made by the appropriate corporate oversight committee, are influenced by the model findings.
Capital
The management of our capital involves key metrics evaluated by management to assess whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements, and are sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital based on relevant regulatory capital adequacy requirements, as well as our own internal capital targets.
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
Our evaluation of capital includes the comparison of capital sources with capital uses, as well as the consideration of the quality and quantity of the various components of capital, as two of several inputs in our overall assessment of our capital adequacy. The goals of the capital adequacy process are to determine the optimal level of capital and composition of capital instruments to satisfy all constituents of capital, with the lowest overall cost to shareholders. Other factors considered in our capital adequacy process are strategic and contingency planning, stress testing and planned capital actions.
Capital Adequacy Process
Our primary federal banking regulator is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our parent company to maintain its status as a financial holding company. Accordingly, one of our primary goals with respect to capital adequacy is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the Prompt Corrective Action guidelines established by the FDIC. Our capital management activities include our Capital Adequacy Process, or CAP, and associated Capital Policy and guidelines.
We consider capital adequacy to be a key element of our financial well-being, which affects our ability to attract and maintain client relationships; operate effectively in the global capital markets; and satisfy regulatory, security holder and shareholder needs. Capital is one of several elements that affect our debt ratings and the ratings of our principal subsidiaries.
In conformity with our Capital Policy and guidelines, we strive to maintain adequate capital, not just at a point in time, but over time and during periods of stress, to account for changes in our strategic direction, evolving economic conditions, and financial and market volatility. We have developed and implemented a corporate-wide CAP to assess our overall capital in relation to our risk profile and to provide a comprehensive strategy for maintaining appropriate capital levels. The CAP considers material risks under multiple scenarios, with an emphasis on stress scenarios. The CAP builds on and leverages existing processes and systems used to measure our capital adequacy. Our Capital Policy is reviewed and approved by the Board’s RC.
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
Stress Testing
We administer a robust State Street-wide stress-testing program that executes multiple stress tests each year to assess the institution’s capital adequacy and/or future performance under adverse conditions. Our stress testing program is structured around what we determine to be the key risks incurred by State Street, as assessed through a recurring material risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

identification process. The material risk identification process represents a bottom-up approach to identifying the institution’s most significant risk exposures across all on- and off-balance sheet risk-taking activities, including credit, market, liquidity, interest rate, operational, fiduciary, business, reputation, and regulatory risks. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
In connection with the focus on our key risks, each stress test incorporates idiosyncratic loss events tailored to State Street‘s unique risk profile and business activities. Due to the nature of our business model and our consolidated statement of condition, our risks differ from those of a traditional commercial bank.
The Federal Reserve requires bank holding companies with total consolidated assets of $50 billion or more, which includes State Street, to submit a capital plan on an annual basis. The Federal Reserve uses its annual CCAR process, which incorporates hypothetical financial and economic stress scenarios, to review those capital plans and assess whether banking organizations have capital planning processes that account for idiosyncratic risks and provide for sufficient capital to continue operations throughout times of economic and financial stress. As part of its CCAR process, the Federal Reserve assesses each organization’s capital adequacy, capital planning process, and plans to distribute capital, such as dividend payments or stock purchase programs. Management and Board risk committees review, challenge, and approve CCAR results and assumptions before submission to the Federal Reserve.
Through the evaluation of State Street’s capital adequacy and/or future performance under adverse conditions, the stress testing processes provide important insights for capital planning, risk management, and strategic decision-making at State Street.
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
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Planning group within Global Treasury is responsible for the Capital Policy and guidelines, development of the Capital Plan, the management of global capital, capital optimization, and business unit capital management.
MRAC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital.
Regulatory Capital
We are subject to risk-based regulatory capital requirements issued by the Federal Reserve. With the adoption of the Basel III rules by U.S. regulators, we became subject to the U.S. Basel III final rule as of January 1, 2014. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for common equity tier 1 capital, tier 1 capital and total capital. The transition period started in January 2014 and is completed by January 1, 2019 which is concurrent with the full implementation of the Basel III final rule in the U.S.
The U.S. Basel III final rule replaced the Basel I- and Basel II-based capital regulations in the United States. As an “advanced approaches” banking organization, we became subject to the U.S. Basel III final rule beginning on January 1, 2014. However, certain aspects of the U.S. Basel III final rule, including the new minimum risk-based and leverage capital ratios, capital buffers, regulatory adjustments and deductions and revisions to the calculation of risk-weighted assets under the so-called “standardized approach,” will commence at a later date or be phased in over several years.
Among other things, the U.S. Basel III final rule introduces a minimum common equity tier 1 risk-based capital ratio of 4.5%, raises the minimum tier 1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

risk-based capital ratio from 4% to 6%, and, for advanced approaches banking organizations such as State Street, imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures. In addition to the supplementary leverage ratio, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the supplementary leverage ratio primarily in that the denominator of the tier 1 leverage ratio is quarterly average on-balance sheet assets.
To maintain the status of our parent company as a financial holding company, we and our insured depository institution subsidiaries are required to be “well-capitalized” by maintaining capital ratios above the minimum requirements. Effective on January 1, 2015, the “well-capitalized” standard for our banking subsidiaries was revised to reflect the higher capital requirements in the U.S. Basel III final rule.
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $475 million outstanding as of December 31, 2014.
Under the U.S. Basel III final rule, certain new items are deducted from common equity tier 1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on investment securities classified as available for sale, which are excluded from tier 1 capital under Basel I and Basel II, flow through to and affect State Street’s and State Street Bank's common equity tier 1 capital, subject to a phase-in schedule.
On February 21, 2014, we were notified by the Federal Reserve that we had completed our parallel run period. Beginning with the three months ended June 30, 2014 and ending with December 31, 2014, the lower of our regulatory capital ratios calculated under the advanced approaches provisions of the

Basel III final rule and those ratios calculated under the transitional provisions of Basel III (capital calculated in conformity with Basel III and risk-weighted assets calculated in conformity with Basel I) applied in the assessment of our capital adequacy for regulatory purposes.
On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets for certain types of assets and exposures. The final rule also revised the Basel II-based advanced approaches capital rules to implement Basel III and certain provisions of the Dodd-Frank Act. The Dodd-Frank Act applies a "capital floor" to advanced approaches banking organizations such as State Street and State Street Bank. Beginning on January 1, 2015, the Basel III standardized approach acts as that capital floor, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy under the prompt corrective action framework.
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
The following table sets forth the transition to full implementation and the minimum risk-based capital ratio requirements under the Basel III final rule. This does not include the potential imposition of an additional countercyclical capital buffer discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 44: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS

	2014	2015	2016	2017	2018	2019
Capital conservation buffer (CET1)	—%	—%	0.625%	1.250%	1.875%	2.500%
Minimum common equity tier 1	4.0	4.5	5.125	5.750	6.375	7.000
Minimum tier 1 capital	5.5	6.0	6.625	7.250	7.875	8.500
Minimum total capital	8.0	8.0	8.625	9.250	9.875	10.500
Note: Minimum ratios described above do not incorporate any proposed G-SIB surcharge, based on the December 9, 2014 Federal Reserve proposal, the surcharge is currently estimated at 1.5% for State Street. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements as of January 1, 2019 would be 8.5% for common equity tier 1 capital, 10.0% for tier 1 capital and 12.0% for total capital.
The specific calculation of State Street's and State Street Bank's risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are phased in, and as our risk-weighted assets calculated using the advanced approaches change due to potential changes in methodology. These ongoing methodological changes will result in differences in our reported capital ratios from one reporting period to the next that are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the regulatory capital structure and related regulatory capital ratios for State Street and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period, as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period are not directly comparable. Refer to the footnotes following the table.

TABLE 45: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(2)	December 31, 2013(3)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(2)	December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,295	$10,295	$10,280	$10,867	$10,867	$10,786
Retained earnings			14,882	14,882	13,395	9,416	9,416	9,064
Accumulated other comprehensive income (loss)			(641)	(641)	215	(535)	(535)	209
Treasury stock, at cost			(5,158)	(5,158)	(3,693)	—	—	—
Total			19,378	19,378	20,197	19,748	19,748	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,869)	(5,869)	(7,743)	(5,577)	(5,577)	(7,341)
Other adjustments			(36)	(36)	—	(128)	(128)	—
Common equity tier 1 capital			13,473	13,473	12,454	14,043	14,043	12,718
Preferred stock			1,961	1,961	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(145)	(145)	—	—	—	—
Tier 1 capital			15,764	15,764	13,895	14,043	14,043	12,718
Qualifying subordinated long-term debt			1,618	1,618	1,918	1,634	1,634	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			4	4	(26)	—	—	45
Total capital			$17,861	$17,861	$15,787	$15,677	$15,677	$14,699
Risk-weighted assets:
Credit risk			$66,874	$87,502	$78,864	$59,836	$84,433	$76,197
Operational risk			35,866	NA	NA	35,449	NA	NA
Market risk(5)			5,087	2,910	1,262	5,048	2,909	1,262
Total risk-weighted assets			$107,827	$90,412	$80,126	$100,333	$87,342	$77,459
Adjusted quarterly average assets			$247,740	$247,740	$202,801	$243,549	$243,549	$199,301
Capital Ratios:	Minimum Requirements(6) 2014	Minimum Requirements(7) 2013
Common equity tier 1 capital	4.0%	NA	12.5%	14.9%	15.5%	14.0%	16.1%	16.4%
Tier 1 capital	5.5	4.0%	14.6	17.4	17.3	14.0	16.1	16.4
Total capital	8.0	8.0	16.6	19.8	19.7	15.6	17.9	19.0
Tier 1 leverage	4.0	4.0	6.4	6.4	6.9	5.8	5.8	6.4

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2014 was calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect common equity tier 1, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Common equity tier 1 capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a credit valuation adjustment, referred to as the CVA, which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.
(7) Minimum requirements listed, governed by Basel I, are as of December 31, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in State Street's tier 1 and total capital as of December 31, 2014 compared to December 31, 2013 were the result of the first-quarter 2014 and fourth-quarter 2014 issuances of preferred stock, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to-date net income, partially offset by declarations of common and preferred stock dividends and purchases by us of our common stock in 2014. State Street Bank's tier 1 and total capital increased as of December 31, 2014 compared to December 31, 2013, the result of the previously-described phase-in provisions of the Basel III final rule related to other intangible assets and the positive effect of year-to-date net income, partially offset by the payment of dividends by State Street Bank to its parent company in 2014.
The increases in State Street's total risk-weighted assets under the transitional approach as of December 31, 2014 compared to December 31, 2013 was primarily associated with higher off-balance sheet and market risk-equivalent assets, mainly associated with an increase in exposure associated with our participation in principal securities finance transactions, an increase in foreign exchange contracts due to an increase in contract volumes as well as an increase in market risk-equivalent risk-weighted assets, primarily due to an increase in the sixty-day moving average of our stressed VaR-based measure. Our stressed VaR-based measure was impacted by the extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position.
The regulatory capital ratios for State Street and State Street Bank as of December 31, 2014, presented in Table 45: Regulatory Capital Structure and Related Regulatory Capital Ratios, differ from such ratios as of December 31, 2013. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and total risk-weighted assets. As a result, the ratios presented in the table for each period are not directly comparable. Beginning with the second quarter of 2014, we used both the advanced approaches provisions in the Basel III final rule, and the provisions of Basel I, to calculate our risk-weighted assets. For 2013, we used the provisions of Basel I to calculate our risk-weighted assets.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the years ended December 31, 2014 and 2013.

TABLE 46: CAPITAL ROLL-FORWARD
	State Street
(Dollars in millions)	Year ended December 31, 2014	Year ended December 31, 2013
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,454	$12,322
Net income	2,037	2,136
Changes in treasury stock, at cost	(1,465)	(1,791)
Dividends declared	(551)	(489)
Goodwill and other intangible assets, net of associated deferred tax liabilities	1,874	74
Effect of certain items in accumulated other comprehensive income (loss)	(857)	84
Other adjustments	(19)	118
Changes in common equity tier 1 capital	1,019	132
Common equity tier 1 capital balance, end of period	13,473	12,454
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	13,895	13,760
Change in common equity tier 1 capital	1,019	132
Net issuance of preferred stock	1,470	—
Trust preferred capital securities phased out of tier 1 capital	(475)	—
Other adjustments	(145)	3
Changes in tier 1 capital	1,869	135
Tier 1 capital balance, end of period	15,764	13,895
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,892	1,069
Net issuance and changes in long-term debt qualifying as tier 2	(300)	699
Trust preferred capital securities phased into tier 2 capital	475	—
Change in other adjustments	30	124
Changes in tier 2 capital	205	823
Tier 2 capital balance, end of period	2,097	1,892
Total capital:
Total capital balance, beginning of period	15,787	14,829
Changes in tier 1 capital	1,869	135
Changes in tier 2 capital	205	823
Total capital balance, end of period	$17,861	$15,787
Beginning in the second quarter of 2014 we calculated risk-weighted assets under the advanced approaches provision of the Basel III final rule. The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the three and six months ended December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 47: RWA ROLL-FORWARD
	State Street
(Dollars in millions)	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Total risk-weighted assets, beginning of period	$108,078	$111,015
Changes in credit risk-weighted assets
Net increase (decrease) in investment securities- wholesale	(209)	(1,082)
Net increase (decrease) in loans and leases	1,209	1,381
Net increase (decrease) in securitization exposures	(1,223)	(5,949)
Net increase (decrease) in all other(1)	(818)	1,431
Net increase (decrease) in credit risk-weighted assets	(1,041)	(4,219)
Net increase (decrease) in credit valuation adjustment	(603)	(80)
Net increase (decrease) in market risk-weighted assets	1,487	1,230
Net increase (decrease) in operational risk-weighted assets	(94)	(119)
Total risk-weighted assets, end of period	$107,827	$107,827

(1) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with, banks, repo-style exposures, equity exposures, over-the-counter derivative exposures, and 6% credit risk supervisory charge.
For the three and six months ended December 31, 2014, total risk-weighted assets decreased from beginning of period balances primarily due to lower credit risk-weighted assets, partially offset by an increase in market risk-equivalent risk-weighted assets, primarily due to an increase in the sixty-day moving average of our stressed VaR-based measure. Our stressed VaR-based measure was impacted by the extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The decrease in credit risk-weighted assets primarily related to sales, maturities and pay-downs of both wholesale and securitized investments, partially offset by an increase in loan activity.
The regulatory capital ratios as of December 31, 2014, presented in Table 45: Regulatory Capital Structure and Related Regulatory Capital Ratios, calculated under the advanced approaches in conformity with the Basel III final rule, reflect calculations and determinations with respect to our capital and related matters as of December 31, 2014, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not accurately represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Due to the influence of changes in these advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or market activities or experiences or other updates or factors, we expect that our advanced systems and our capital ratios calculated in conformity with the Basel III final rule will change and may be volatile over time, and that those latter changes or volatility could be material as calculated and measured from period to period. Models implemented under the Basel III final rule, particularly those implementing the advanced approaches, remain subject to regulatory review and approval. The full effects of the Basel III final rule on State Street and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making.
Estimated Basel III Standardized Approach and Fully Phased-in Capital Ratios
Table 48: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street and Table 49: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank present our capital ratios for State Street and State Street Bank as of December 31, 2014, calculated in conformity with the advanced approaches provisions of the Basel III final rule, our estimated ratios as of December 31, 2014, calculated in conformity with the Basel III standardized approach, and pro-forma estimates of our fully phased-in capital ratios as of December 31, 2014. The Basel III capital ratios, calculated in conformity with the standardized approach in the Basel III final rule and on a pro-forma fully phased-in basis are preliminary estimates, based on our present interpretations of the Basel III final rule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 48: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
December 31, 2014 (Dollars in millions)				Basel III Advanced Approaches(1)	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(3)	Basel III Standardized Approach Estimate(2)	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(3)
Total common shareholders' equity				$19,378	$133	$19,511	$19,378	$133	$19,511
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,869)	(1,160)	(7,029)	(5,869)	(1,160)	(7,029)
Other adjustments				(36)	(146)	(182)	(36)	(146)	(182)
Common equity tier 1 capital				13,473	(1,173)	12,300	13,473	(1,173)	12,300
Additional tier 1 capital:
Preferred stock				1,961	—	1,961	1,961	—	1,961
Trust preferred capital securities				475	(475)	—	475	(475)	—
Other adjustments				(145)	145	—	(145)	145	—
Additional tier 1 capital				2,291	(330)	1,961	2,291	(330)	1,961
Tier 1 capital				15,764	(1,503)	14,261	15,764	(1,503)	14,261
Tier 2 capital:
Qualifying subordinated long-term debt				1,618	—	1,618	1,618	—	1,618
Trust preferred capital securities				475	370	845	475	370	845
Other				4	(4)	—	4	(4)	—
Tier 2 capital				2,097	366	2,463	2,097	366	2,463
Total capital				$17,861	$(1,137)	$16,724	$17,861	$(1,137)	$16,724
Risk weighted assets(4)				$107,827	$(1,010)	$106,817	$125,011	$(953)	$124,058
Adjusted average assets				247,740	(433)	247,307	247,740	(433)	247,307
Total assets for SLR				278,690	(1,161)	277,529	278,690	(1,161)	277,529
Capital ratios(5):	Minimum Requirement 2014	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% 2019
Common equity tier 1 capital	4.0%	4.5%	7.0%	12.5%		11.5%	10.8%		9.9%
Tier 1 capital	5.5	6.0	8.5	14.6		13.4	12.6		11.5
Total capital	8.0	8.0	10.5	16.6		15.7	14.3		13.5
Tier 1 leverage	4.0	4.0	NA	6.4		5.8	6.4		5.8
Supplementary leverage	NA	5.0	NA	5.7		5.1	5.7		5.1

NA: Not applicable.
(1) The common equity tier 1 ratio was calculated in conformity with the provisions of the Basel III final rule; refer to Table 45: Regulatory Capital Structure and Related Regulatory Capital Ratios.
(2) As of December 31, 2014, for purposes of the calculations completed in conformity with the Basel III final rule, total risk-weighted assets under the standardized approach were calculated using State Street's estimates, based on our current interpretations of Basel III final rule.
(3) As of December 31, 2014, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule.
(4) As of December 31, 2014, State Street's estimated risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $17.2 million ($125.0 million minus $107.8 million).
(5) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 49: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
December 31, 2014 (Dollars in millions)				Basel III Advanced Approaches(1)	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(3)	Basel III Standardized Approach Estimate(2)	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(3)
Total common shareholders' equity				$19,748	$144	$19,892	$19,748	$144	$19,892
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,577)	(1,085)	(6,662)	(5,577)	(1,085)	(6,662)
Other adjustments				(128)	—	(128)	(128)	—	(128)
Common equity tier 1 capital				14,043	(941)	13,102	14,043	(941)	13,102
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				14,043	(941)	13,102	14,043	(941)	13,102
Tier 2 capital:
Qualifying subordinated long-term debt				1,634	—	1,634	1,634	—	1,634
Trust preferred capital securities				—	—	—	—	—	—
Other				—	—	—	—	—	—
Tier 2 capital				1,634	—	1,634	1,634	—	1,634
Total capital				$15,677	$(941)	$14,736	$15,677	$(941)	$14,736
Risk weighted assets(4)				$100,333	$(1,409)	$98,924	$118,147	$(1,328)	$116,819
Adjusted average assets				243,549	(365)	243,184	243,549	(365)	243,184
Total assets for SLR				274,331	(1,085)	273,246	274,331	(1,085)	273,246
Capital ratios(5):	Minimum Requirement 2014	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% 2019
Common equity tier 1 capital	4.0%	4.5%	7.0%	14.0%		13.2%	11.9%		11.2%
Tier 1 capital	5.5	6.0	8.5	14.0		13.2	11.9		11.2
Total capital	8.0	8.0	10.5	15.6		14.9	13.3		12.6
Tier 1 leverage	4.0	4.0	NA	5.8		5.4	5.8		5.4
Supplementary leverage	NA	5.0	NA	5.1		4.8	5.1		4.8

NA: Not applicable.
(1) The common equity tier 1 ratio was calculated in conformity with the provisions of the Basel III final rule; refer to Table 45: Regulatory Capital Structure and Related Regulatory Capital Ratios.
(2) As of December 31, 2014, for purposes of the calculations completed in conformity with the Basel III final rule, total risk-weighted assets under the standardized approach were calculated using State Street Bank's estimates, based on our current interpretations of Basel III final rule.
(3) As of December 31, 2014, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule.
(4) As of December 31, 2014, State Street Bank's estimated risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $17.8 million ($118.1 million minus $100.3 million).
(5) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fully phased-in pro-forma estimates of common shareholders' equity include 100% of accumulated other comprehensive income, including accumulated other comprehensive income attributable to available-for-sale securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of common equity tier 1 capital reflect 100% of applicable deductions, including but not limited to, intangible assets net of deferred tax liabilities. For 2014, tier 1 capital and tier 2 capital each include 50% of trust preferred capital securities. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.
Global Systemically Important Bank
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2014, the FSB designated us as a category-1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change.
On December 9, 2014, the Federal Reserve released a proposal on the implementation of capital requirements for U.S. G-SIBs. For most firms, the proposal would require a higher G-SIB buffer than would the earlier Basel Committee on Banking Supervision, or BCBS, proposal. The proposal would be phased in beginning on January 1, 2016 and be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs would be required to calculate the G-SIB buffer according to two methods and be bound by the higher of the two:

•
Method 1: Same methodology as proposed by the BCBS, assessing systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
We preliminarily estimate, based on our relevant metrics as of December 31, 2014, that Method 2 would be the binding methodology for State Street and that our G-SIB buffer may increase from the 1% proposed under the FSB designation to 1.5% under the Federal Reserve's December 2014 proposal. The actual buffer applicable will depend on the final rules implemented by the Federal Reserve, including the treatment of excess deposits we invest with U.S. and non-U.S. central banks. Assuming completion of the phase-in period for the capital conservation buffer, and no countercyclical buffer, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer and an estimated G-SIB capital surcharge of 1.5%, would be 10.0% for tier 1 risk-based capital, 12.0% for total risk-based capital, and 8.5% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
Supplementary Leverage Ratio
On April 8, 2014, U.S. banking regulators issued a final rule enhancing the supplementary leverage ratio, or SLR, standards for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank. We refer to this final rule as the eSLR final rule. Under the eSLR final rule, upon implementation as of January 1, 2018, State Street Bank must maintain a supplementary leverage ratio of at least 6% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action framework. The eSLR final rule also provides that if State Street maintains an SLR of at least 5%, it is not subject to limitations on distribution and discretionary bonus payments under the eSLR final rule.
On September 3, 2014, U.S. banking regulators issued a final rule modifying the definition of the denominator of the SLR in a manner consistent with the final rule issued by the Basel Committee on Banking Supervision on January 12, 2014. The revisions to the SLR apply to all banking organizations subject to the advanced approaches provisions of the Basel III final rule, like State Street and State Street Bank. Specifically, the SLR final rule modifies the methodology for including off-balance sheet assets, including credit derivatives, repo-style transactions, and lines of credit, in the denominator of the SLR, and requires banking organizations to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

calculate their total leverage exposure using daily averages for on-balance sheet assets and the average of three month-end calculations for off-balance sheet exposures. Certain public disclosures required by the SLR final rule must be provided beginning with the first quarter of 2015, and the minimum SLR requirement using the SLR final rule’s denominator calculations is effective beginning on January 1, 2018.
Estimated pro-forma fully phased-in supplementary leverage ratios as of December 31, 2014 are preliminary estimates by State Street (in each case, fully phased-in as of January 1, 2018, as per the phase-in requirements of the SLR final rule), calculated based on our interpretations of the SLR final rule as of the time this Form 10-K is filed with the SEC and as applied to our businesses and operations as of December 31, 2014.

TABLE 50: SUPPLEMENTARY LEVERAGE RATIO
December 31, 2014	Transitional SLR	Fully Phased-in SLR
(Dollars in millions)
State Street:
Tier 1 capital	$15,764	$14,261
On- and off-balance sheet leverage exposure	284,740	284,740
Less: regulatory deductions	(6,050)	(7,211)
Total assets for SLR	278,690	277,529
Supplementary leverage ratio	5.7%	5.1%

State Street Bank:
Tier 1 capital	$14,043	$13,102
On- and off-balance sheet leverage exposure	280,036	280,036
Less: regulatory deductions	(5,705)	(6,790)
Total assets for SLR	274,331	273,246
Supplementary leverage ratio	5.1%	4.8%
Capital Actions
Preferred Stock
In November 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series E, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series E preferred stock, in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $728 million.
In January 2015, we declared dividends on our Series E preferred stock of $1,833 per share, or approximately $0.46 per depositary share, totaling approximately $14 million, which will be paid in March 2015.

In February 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series D preferred stock, in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
In 2014, we declared aggregate dividends on our Series D preferred stock of $4,605 per share, or approximately $1.15 per depository share, totaling approximately $35 million. In January 2015, we declared dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million, which will be paid in March 2015.
In 2014, we declared aggregate dividends on our non-cumulative perpetual preferred stock, Series C (represented by depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series C), or Series C preferred stock, of $5,252 per share, or approximately $1.32 per depositary share, totaling approximately $26 million. In 2013, dividends on our Series C preferred stock totaled approximately $26 million. In January 2015, we declared dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million, which will be paid in March 2015.
Common Stock
In 2014, under a purchase program approved by our Board of Directors in March 2014 which authorizes us to purchase up to $1.70 billion of our common stock through March 31, 2015, we purchased approximately 17.7 million shares of our common stock at an average cost of $69.59 per share and an aggregate cost of approximately $1.23 billion under that program. As of December 31, 2014, approximately $470 million remained available for purchases of our common stock under the March 2014 program.
In the first quarter of 2014, we completed the $2.10 billion program authorized by the Board in March 2013 by purchasing approximately 6.1 million shares of our common stock, at an average price of $69.14 per share and an aggregate cost of approximately $420 million.
Under both programs, in 2014, we purchased in the aggregate approximately 23.8 million shares of our common stock at an average per-share cost of $69.48 and an aggregate cost of approximately $1.65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

billion. Shares acquired under the March 2014 common stock purchase program which remained unissued as of December 31, 2014 were recorded as treasury stock in our consolidated statement of condition as of December 31, 2014.
In 2013, under common stock purchase programs approved by the Board in March 2012 and March 2013, we purchased an aggregate of 31.2 million shares of our common stock at an average price of $65.30 per share and an aggregate cost of$2.04 billion.
In 2014, we declared aggregate quarterly common stock dividends of $1.16 per share, totaling approximately $490 million, compared to aggregate common stock dividends of $1.04 per share, totaling approximately $463 million, declared in 2013.
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5, and in note 13 to the consolidated financial statements, included under Item 8 of this Form 10-K.
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period. Economic capital is one of several measures used by us to assess the adequacy of our capital levels in relation to our risk profile; the relative importance of this measure to our capital requirements has declined as new regulatory metrics, including the Basel III advanced and standardized ratios; the G-SIB buffer, and the Supplementary Leverage Ratio, have been introduced, and our enterprise-wide stress testing framework has evolved. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our capital requirements under different scenarios and stress environments, which could result in a different amount of capital needed to support our business activities.
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $349.77 billion as of December 31, 2014, compared to $320.08 billion as of December 31, 2013. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $364.41 billion and $331.73 billion as collateral for indemnified securities on loan as of December 31, 2014 and 2013, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $364.41 billion and $331.73 billion, referenced above, $85.31 billion and $85.37 billion was invested in indemnified repurchase agreements as of December 31, 2014 and 2013, respectively. We or our agents held $90.82 billion and $91.10 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2014 and 2013, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in notes 10 and 16 to the consolidated financial statements included under Item 8 of this Form 10-K.
SIGNIFICANT ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with GAAP, and we apply accounting policies that affect the determination of amounts reported in these consolidated financial statements. Additional information on our significant accounting policies, including references to applicable footnotes, is provided in note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
Certain of our accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

uncertain. These estimates and assumptions are based on information available as of the date of the consolidated financial statements, and changes in this information over time could materially affect the amounts of assets, liabilities, equity, revenue and expenses reported in subsequent consolidated financial statements.
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by State Street have been identified by management as those associated with recurring fair-value measurements, other-than-temporary impairment of investment securities, impairment of goodwill and other intangible assets, and contingencies. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
The following is a brief discussion of the above-mentioned significant accounting estimates. Management has discussed these significant accounting estimates with the E&A Committee of the Board.
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
As of December 31, 2014, approximately $103.77 billion of our financial assets and approximately $6.31 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $105.59 billion and $6.36 billion, respectively, as of December 31, 2013. The amounts as of December 31, 2014 represented approximately 38% of our consolidated total assets and approximately 2% of our consolidated total liabilities, compared to 43% and 3%, respectively, as of December 31, 2013. The decrease in the relative percentage of consolidated total assets as of December 31, 2014 compared to 2013 mainly reflects a decline in the investment securities portfolio, associated with a lower level of purchases in 2014 compared to 2013, and an increase in interest-bearing deposits with banks, the result of the continued elevated level of client deposits. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in note 2 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on GAAP's prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). As of December 31, 2014, including the effect of netting, we categorized approximately 10% of our financial assets carried at fair value in level 1, approximately 85% of our financial assets carried at fair value in level 2, and approximately 5% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2013, including the effect of netting, we categorized less than 1% of our financial assets carried at fair value in level 1, approximately 92% of our financial assets carried at fair value in level 2, and approximately 7% of our financial assets carried at fair value in level 3 of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the fair value hierarchy. As of December 31, 2014, on the same basis, we categorized approximately 99% of our financial liabilities carried at fair value in level 2, and approximately 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2013, on the same basis, we categorized approximately 2% of our financial liabilities carried at fair value in level 1, approximately 98% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
The assets categorized in level 1 were substantially composed of trading account assets. Fair value for these securities was measured by management using unadjusted quoted prices in active markets for identical securities.
The assets categorized in level 2 were composed of investment securities available for sale and derivative instruments. Fair value for the investment securities was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to verify the information provided, including an understanding of underlying assumptions and the level of market-participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows and, where information is available, back-testing.
The derivative instruments categorized in level 2 predominantly represented foreign exchange and interest-rate contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves.
The substantial majority of our financial assets categorized in level 3 were composed of asset-backed and mortgage-backed securities available for sale. Level-3 assets also included foreign exchange derivative contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2014 decreased approximately 27% compared to 2013, primarily the result of transfers out of level 3 and paydowns of asset-backed and non-U.S. debt securities.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial performance in 2014, 2013 or 2012.
Other-Than-Temporary Impairment of Investment Securities
Our portfolio of fixed-income investment securities constitutes a significant portion of the assets carried in our consolidated statement of condition. GAAP requires the use of expected future cash flows to evaluate other-than-temporary impairment of these investment securities. The amount and timing of these expected future cash flows are significant estimates used in our evaluation of other-than-temporary impairment. An other-than-temporary impairment is triggered if the intent is to sell the security, the security will more likely than not have to be sold before maturity or the amortized cost basis is not expected to be recovered. Additional information with respect to management's assessment of other-than-temporary impairment is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2014, 2013 or 2012. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2014 totaled approximately $5.83 billion and $2.03 billion, respectively, compared to $6.04 billion and $2.36 billion, respectively, as of December 31, 2013.
Contingencies
The significant estimates and judgments related with establishing litigation reserves are discussed in note 11 of the consolidated financial statements included under Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis, included under Item 7 of this Form 10-K, is incorporated by reference herein.
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
We have audited the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 20, 2015

STATE STREET CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Income

Years Ended December 31,	2014	2013	2012
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$5,129	$4,819	$4,414
Management fees	1,207	1,106	993
Trading services	1,084	1,094	1,036
Securities finance	437	359	405
Processing fees and other	174	212	240
Total fee revenue	8,031	7,590	7,088
Net interest revenue:
Interest revenue	2,652	2,714	3,014
Interest expense	392	411	476
Net interest revenue	2,260	2,303	2,538
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	15	14	55
Losses from other-than-temporary impairment	(1)	(21)	(53)
Losses reclassified (from) to other comprehensive income	(10)	(2)	21
Gains (losses) related to investment securities, net	4	(9)	23
Total revenue	10,295	9,884	9,649
Provision for loan losses	10	6	(3)
Expenses:
Compensation and employee benefits	4,060	3,800	3,837
Information systems and communications	976	935	844
Transaction processing services	784	733	702
Occupancy	461	467	470
Claims resolution	—	—	(362)
Acquisition and restructuring costs	133	104	225
Professional services	440	392	381
Amortization of other intangible assets	222	214	198
Other	751	547	591
Total expenses	7,827	7,192	6,886
Income before income tax expense	2,458	2,686	2,766
Income tax expense	421	550	705
Net income	$2,037	$2,136	$2,061
Net income available to common shareholders	$1,973	$2,102	$2,019
Earnings per common share:
Basic	$4.65	$4.71	$4.25
Diluted	4.57	4.62	$4.20
Average common shares outstanding (in thousands):
Basic	424,223	446,245	474,458
Diluted	432,007	455,155	481,129
Cash dividends declared per common share	$1.16	$1.04	$.96

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement Of Comprehensive Income

Years Ended December 31,	2014	2013	2012
(In millions)
Net income	$2,037	$2,136	$2,061
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($94), ($20) and $45, respectively	(889)	95	134
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($269), ($521) and $469, respectively	437	(826)	798
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($15), $56 and $17, respectively	(24)	86	27
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $12, $11 and $13, respectively	18	18	21
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $74, $62 and $52, respectively	115	92	74
Net unrealized gains (losses) on retirement plans, net of related taxes of ($50), $71 and ($36), respectively	(69)	80	(35)
Other comprehensive income (loss)	(412)	(455)	1,019
Total comprehensive income	$1,625	$1,681	$3,080

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement Of Condition

As of December 31,	2014	2013
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$1,855	$3,220
Interest-bearing deposits with banks	93,523	64,257
Securities purchased under resale agreements	2,390	6,230
Trading account assets	924	843
Investment securities available for sale	94,913	99,174
Investment securities held to maturity (fair value of $17,842 and $17,560)	17,723	17,740
Loans and leases (less allowance for losses of $38 and $28)	18,161	13,458
Premises and equipment (net of accumulated depreciation of $4,599 and $4,417)	1,937	1,860
Accrued interest and fees receivable	2,242	2,123
Goodwill	5,826	6,036
Other intangible assets	2,025	2,360
Other assets	32,600	25,990
Total assets	$274,119	$243,291
Liabilities:
Deposits:
Noninterest-bearing	$70,490	$65,614
Interest-bearing—U.S.	33,012	13,392
Interest-bearing—non-U.S.	105,538	103,262
Total deposits	209,040	182,268
Securities sold under repurchase agreements	8,925	7,953
Federal funds purchased	21	19
Other short-term borrowings	4,381	3,780
Accrued expenses and other liabilities	20,237	19,194
Long-term debt	10,042	9,699
Total liabilities	252,646	222,913
Commitments, guarantees and contingencies (notes 10 and 11)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	—
Series E, 7,500 shares issued and outstanding	728	—
Common stock, $1 par, 750,000,000 shares authorized:
503,880,120 and 503,882,841 shares issued	504	504
Surplus	9,791	9,776
Retained earnings	14,882	13,395
Accumulated other comprehensive income (loss)	(507)	(95)
Treasury stock, at cost (88,684,969 and 69,754,255 shares)	(5,158)	(3,693)
Total shareholders’ equity	21,473	20,378
Total liabilities and shareholders’ equity	$274,119	$243,291

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement Of Changes In Shareholders' Equity

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2011	$500	503,966	$504	$9,557	$10,176	$(659)	16,542	$(680)	$19,398
Net income					2,061				2,061
Other comprehensive income						1,019			1,019
Redemption of preferred stock	(500)								(500)
Preferred stock issued	488								488
Accretion of issuance costs	1				(1)				—
Cash dividends declared:
Common stock - $.96 per share					(456)				(456)
Preferred stock					(29)				(29)
Common stock acquired							33,408	(1,440)	(1,440)
Common stock awards and options exercised, including related taxes of $(6)		(66)		110			(4,693)	217	327
Other							(19)	1	1
Balance as of December 31, 2012	489	503,900	504	9,667	11,751	360	45,238	(1,902)	20,869
Net income					2,136				2,136
Other comprehensive loss						(455)			(455)
Accretion of issuance costs	2				(2)				—
Cash dividends declared:
Common stock - $1.04 per share					(463)				(463)
Preferred stock					(26)				(26)
Common stock acquired							31,237	(2,040)	(2,040)
Common stock awards and options exercised, including income tax benefit of $51		(17)		113			(6,709)	249	362
Other				(4)	(1)		(12)		(5)
Balance as of December 31, 2013	491	503,883	504	9,776	13,395	(95)	69,754	(3,693)	20,378
Net income					2,037				2,037
Other comprehensive loss						(412)			(412)
Preferred stock issued	1,470								1,470
Cash dividends declared:
Common stock - $1.16 per share					(490)				(490)
Preferred stock					(61)				(61)
Common stock acquired							23,749	(1,650)	(1,650)
Common stock awards and options exercised, including income tax benefit of $72		(3)		17			(4,805)	185	202
Other				(2)	1		(13)		(1)
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,882	$(507)	88,685	$(5,158)	$21,473

The accompanying condensed notes are an integral part of these consolidated financial statements.

Consolidated Statement Of Cash Flows

Years Ended December 31,	2014	2013	2012
(In millions)
Operating Activities:
Net income	$2,037	$2,136	$2,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax expense	79	62	231
Amortization of other intangible assets	222	214	198
Other non-cash adjustments for depreciation, amortization and accretion, net	477	461	291
(Gains) losses related to investment securities, net	(4)	9	(23)
Change in trading account assets, net	(81)	(206)	70
Change in accrued interest and fees receivable, net	(119)	(153)	(148)
Change in collateral deposits, net	(4,362)	(4,046)	(1,443)
Change in unrealized (gains) losses on foreign exchange derivatives, net	(2,042)	(128)	982
Change in other assets, net	3,612	(819)	(360)
Change in accrued expenses and other liabilities, net	(669)	113	(250)
Other, net	289	333	324
Net cash (used in) provided by operating activities	(561)	(2,024)	1,933
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(29,266)	(13,494)	8,123
Net decrease (increase) in securities purchased under resale agreements	3,840	(1,214)	2,029
Proceeds from sales of available-for-sale securities	9,766	10,261	5,399
Proceeds from maturities of available-for-sale securities	36,120	37,529	44,375
Purchases of available-for-sale securities	(43,146)	(39,097)	(60,812)
Proceeds from maturities of held-to-maturity securities	3,217	2,080	3,176
Purchases of held-to-maturity securities	(3,778)	(8,415)	(3,577)
Net increase in loans	(4,785)	(1,214)	(2,303)
Business acquisitions, net of cash acquired	—	—	(511)
Purchases of equity investments and other long-term assets	(182)	(272)	(251)
Purchases of premises and equipment	(427)	(388)	(355)
Other, net	149	139	116
Net cash used in investing activities	(28,492)	(14,085)	(4,591)
Financing Activities:
Net increase (decrease) in time deposits	54,404	(14,507)	7,627
Net (decrease) increase in all other deposits	(27,632)	32,594	(733)
Net increase (decrease) in short-term borrowings	1,575	(1,155)	(1,587)
Proceeds from issuance of long-term debt, net of issuance costs	994	2,485	998
Payments for long-term debt and obligations under capital leases	(788)	(134)	(1,781)
Proceeds from issuance of preferred stock	1,470	—	488
Proceeds from exercises of common stock options	14	121	53
Purchases of common stock	(1,650)	(2,040)	(1,440)
Excess tax benefit (expense) related to stock-based compensation	72	50	(6)
Repurchases of common stock for employee tax withholding	(232)	(189)	(101)
Payments for cash dividends	(539)	(486)	(463)
Net cash provided by financing activities	27,688	16,739	3,055
Net (decrease) increase	(1,365)	630	397
Cash and due from banks at beginning of period	3,220	2,590	2,193
Cash and due from banks at end of period	$1,855	$3,220	$2,590

Supplemental disclosure:
Interest paid	$398	$416	$516
Income taxes paid (refunded), net	358	406	(186)

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
Basis of Presentation:
Our consolidated financial statements include the accounts of the parent company and its majority- and wholly-owned and otherwise controlled subsidiaries, including State Street Bank. All material inter-company transactions and balances have been eliminated. Certain previously reported amounts have been reclassified to conform to current-year presentation.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fee and Net Interest Revenue:
Fees from investment servicing, investment management, securities finance, trading services and certain types of processing fees and other revenue are recorded in our consolidated statement of income based on estimates or specific contractual terms, including mutually agreed changes to terms, as transactions occur or services are rendered, provided that persuasive evidence exists, the price to the client is fixed or determinable and collectibility is reasonably assured. Amounts accrued at period-end are recorded in accrued interest and fees receivable in our consolidated statement of condition. Performance fees generated by our investment management activities are recorded when earned, based on predetermined benchmarks associated with the applicable fund’s performance.
Interest revenue on interest-earning assets and interest expense on interest-bearing liabilities are recorded in our consolidated statement of income as components of net interest revenue, and are generally based on the effective yield of the related financial asset or liability.
Recent Accounting Developments:
In February 2015, the FASB issued an amendment to GAAP that updates the considerations on whether an entity should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendment is effective for State Street beginning on January 1, 2016, and may be applied retrospectively or via a modified retrospective approach. Early adoption is permitted. We are currently assessing the potential impact of this amendment on our consolidated financial statements.
In November 2014, the FASB issued an amendment to GAAP that allows, but does not require, an acquired entity to apply pushdown accounting in its stand-alone financial statements upon acquisition by a new parent. The decision to apply pushdown accounting may be made independently for each change-in-control event. The new guidance was effective on November 18, 2014 and can be applied retrospectively. We will assess the need to apply pushdown accounting for future acquisitions on an individual basis, when necessary.
In November 2014, the FASB issued an amendment to GAAP that requires entities that issue or invest in hybrid instruments in the form of a share to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, including the potential outcomes of the hybrid financial instrument. Classifying the host contract as equity or debt may result in substantially different answers on whether certain features must be accounted for separately. The new guidance will require a modified retrospective application to all existing hybrid financial instruments in the form of a share, with the option of retrospective application. The amendment is effective for State Street, for the annual and interim period beginning on January 1, 2016. We have not issued and we do not currently hold any hybrid instruments within the scope of this guidance. We will assess its impact in conjunction with new transactions, as applicable.
In August 2014, the FASB issued an amendment to GAAP that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. The amendment is effective for our annual consolidated financial statements as of December 31, 2016 and interim periods thereafter. Our adoption of this amendment will not have a material effect on our consolidated financial statements.
In June 2014, the FASB issued an amendment to GAAP for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. The amendment requires enhanced disclosure for repurchase agreements and securities lending transactions accounted for as secured borrowings and for certain transfers of financial assets. The amendment is effective for State Street beginning on January 1, 2015. Our adoption of this amendment will not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued an amendment to GAAP that provides for a single comprehensive model to be applied in the accounting for revenue arising from contracts with clients. In applying this

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

model, an entity would recognize revenue that represents the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes most current GAAP related to revenue recognition, including industry-specific guidance. The amendment is effective for State Street beginning on January 1, 2017, and must be applied retrospectively. Early adoption is prohibited. We are currently assessing the potential impact of this amendment on our consolidated financial statements.
In April 2014, the FASB issued an amendment to GAAP that revises the criteria for the treatment and disclosure of discontinued operations. The amendment allows entities to have significant continuing involvement and continuing cash flows with the discontinued operation, but requires additional disclosure for discontinued operations and disclosure for disposals deemed to be material that do not meet the definition of a discontinued operation. The presentation and disclosure requirements are effective for State Street beginning on January 1, 2015, and are required to be applied prospectively to discontinued operations occurring after that date. We did not have any transactions that qualified as discontinued operations during the periods presented in our consolidated financial statements.
In January 2014, the FASB issued an amendment to GAAP that allows an investor in an affordable housing project, if the project meets certain defined conditions, to amortize the cost of their investment in proportion to the tax credits and other tax benefits they receive, and reflect it as part of income tax expense rather than as revenue from operations. The amendment is effective, for State Street, for interim and annual periods beginning January 1, 2015, and will not have a material effect on our consolidated financial statements.
Other Significant Policies:
The following table identifies our other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value	Note	2	Page	130
Investment Securities	Note	3	Page	142
Loans and Leases	Note	4	Page	150
Goodwill and Other Intangible Assets	Note	5	Page	154
Contingencies	Note	11	Page	160
Variable Interest Entities	Note	12	Page	162
Equity-Based Compensation	Note	14	Page	168
Regulatory Capital	Note	15	Page	170
Derivative Financial Instruments	Note	16	Page	173
Income Taxes	Note	22	Page	185
Earnings Per Common Share	Note	23	Page	187
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
We measure fair value for the above-described financial assets and liabilities in conformity with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels of the valuation hierarchy are described below.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our level-2 financial assets and liabilities primarily include non-U.S. debt securities carried in trading account assets and various types of fixed-income investment securities available-for-sale, as well as various types of foreign exchange and interest-rate derivative instruments.
Fair value for our investment securities available-for-sale categorized in level 2 is measured primarily using information obtained from independent third parties. This third-party information is subject to review by management as part of a validation process, which includes obtaining an understanding of the underlying assumptions and the level of market participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing.

Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2014, 2013 or 2012.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. As of December 31, 2014, on a gross basis, we categorized in level 3 approximately 5% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was de minimis. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs was approximately 98% and 2%, respectively, of the total fair value of our investment securities categorized in level 3 as of December 31, 2014.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, separate from the business units that manage the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee comprises senior management from separate business units, Enterprise Risk Management, a corporate risk oversight group, and Corporate Finance, and oversees adherence to State Street's valuation policies.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2014 or 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2014
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	378	—	—		378
Other	20	506	—		526
Total trading account assets	418	506	—		924
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,056	599	—		10,655
Mortgage-backed securities	—	20,714	—		20,714
Asset-backed securities:
Student loans	—	12,201	259		12,460
Credit cards	—	3,053	—		3,053
Sub-prime	—	951	—		951
Other(2)	—	365	3,780		4,145
Total asset-backed securities	—	16,570	4,039		20,609
Non-U.S. debt securities:
Mortgage-backed securities	—	9,606	—		9,606
Asset-backed securities	—	2,931	295		3,226
Government securities	—	3,909	—		3,909
Other(3)	—	5,057	371		5,428
Total non-U.S. debt securities	—	21,503	666		22,169
State and political subdivisions	—	10,782	38		10,820
Collateralized mortgage obligations	—	4,725	614		5,339
Other U.S. debt securities	—	4,100	9		4,109
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	449	—		449
Non-U.S. money-market mutual funds	—	8	—		8
Total investment securities available for sale	10,056	79,491	5,366		94,913
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,054	81	$(7,211)	7,924
Interest-rate contracts	—	77	—	(68)	9
Other derivative contracts	—	2	—	(1)	1
Total derivative instruments	—	15,133	81	(7,280)	7,934
Total assets carried at fair value	$10,474	$95,130	$5,447	$(7,280)	$103,771
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	—	14,851	74	(8,879)	$6,046
Interest-rate contracts	—	239	—	(46)	193
Other derivative contracts	—	61	9	(1)	69
Total derivative instruments	—	15,151	83	(8,926)	6,308
Total liabilities carried at fair value	$—	$15,151	$83	$(8,926)	$6,308

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $983 million and $2.63 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2014 the fair value of other asset-backed securities was composed primarily of $3.8 billion of collateralized loan obligations and approximately $315 million of automobile loan securities.
(3) As of December 31, 2014 the fair value of other non-U.S. debt securities was composed primarily of $3.3 billion of covered bonds and $1.2 billion of corporate bonds.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2013
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	399	—	—		399
Other	67	357	—		424
Total trading account assets	486	357	—		843
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	—	709	—		709
Mortgage-backed securities	—	22,847	716		23,563
Asset-backed securities:
Student loans	—	14,119	423		14,542
Credit cards	—	8,186	24		8,210
Sub-prime	—	1,203	—		1,203
Other(2)	—	532	4,532		5,064
Total asset-backed securities	—	24,040	4,979		29,019
Non-U.S. debt securities:
Mortgage-backed securities	—	10,654	375		11,029
Asset-backed securities	—	4,592	798		5,390
Government securities	—	3,761	—		3,761
Other(3)	—	4,263	464		4,727
Total non-U.S. debt securities	—	23,270	1,637		24,907
State and political subdivisions	—	10,220	43		10,263
Collateralized mortgage obligations	—	5,107	162		5,269
Other U.S. debt securities	—	4,972	8		4,980
U.S. equity securities	—	34	—		34
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	422	—		422
Non-U.S. money-market mutual funds	—	7	—		7
Total investment securities available for sale	—	91,629	7,545		99,174
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	11,892	19	$(6,442)	5,469
Interest-rate contracts	—	65	—	(59)	6
Other derivative contracts	—	1	—	—	1
Total derivative instruments	—	11,958	19	(6,501)	5,476
Other	97	—	—	—	97
Total assets carried at fair value	$583	$103,944	$7,564	$(6,501)	$105,590
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$11,454	$17	$(5,458)	$6,013
Interest-rate contracts	—	331	—	(94)	237
Other derivative contracts	—	—	9	—	9
Total derivative instruments	—	11,785	26	(5,552)	6,259
Other	97	—	—	—	97
Total liabilities carried at fair value	$97	$11,785	$26	$(5,552)	$6,356

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.93 billion and $979 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2013, the fair value of other asset-backed securities was composed primarily of $4.5 billion of collateralized loan obligations and approximately $470 million of automobile loan securities.
(3) As of December 31, 2013, the fair value of other non-U.S. debt securities was composed primarily of $2.3 billion of covered bonds and $1.4 billion of corporate bonds.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to our level-3 financial assets and liabilities during the years ended December 31, 2014 and 2013, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2014 and 2013, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$168	$—	$(14)	$—	$(870)	$—
Asset-backed securities:
Student loans	423	2	1	24	(75)	(37)	—	(79)	259
Credit cards	24	—	—	—	—	(24)	—	—	—
Other	4,532	65	(28)	282	—	(1,071)	—	—	3,780
Total asset-backed securities	4,979	67	(27)	306	(75)	(1,132)	—	(79)	4,039
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	6	(1)	—	—	(272)	76	(312)	295
Other	464	—	1	55	(1)	(41)	85	(192)	371
Total non-U.S. debt securities	1,637	6	—	55	(1)	(313)	161	(879)	666
State and political subdivisions	43	1	(3)	—	—	(3)	—	—	38
Collateralized mortgage obligations	162	—	1	633	(6)	(32)	—	(144)	614
Other U.S. debt securities	8	—	1	—	—	—	—	—	9
Total investment securities available for sale	7,545	74	(28)	1,162	(82)	(1,494)	161	(1,972)	5,366
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	36	—	36	—	(10)	—	—	81	$44
Total derivative instruments	19	36	—	36	—	(10)	—	—	81	44
Total assets carried at fair value	$7,564	$110	$(28)	$1,198	$(82)	$(1,504)	$161	$(1,972)	$5,447	$44

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of December 31, 2014(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$25	$39	$(7)	$74	$35
Other	9	—	—	—	9	—
Total derivative instruments	26	25	39	(7)	83	35
Total liabilities carried at fair value	$26	$25	$39	$(7)	$83	$35

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) There were no transfers of liabilities into or out of level 3 during the year ended December 31, 2014.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2013	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2013
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$825	$—	$—	$92	$—	$(109)	$—	$(92)	$716
Asset-backed securities:
Student loans	588	2	12	79	(26)	(31)	—	(201)	423
Credit cards	67	—	—	—	—	(43)	—	—	24
Other	3,994	53	9	1,721	(34)	(1,188)	—	(23)	4,532
Total asset-backed securities	4,649	55	21	1,800	(60)	(1,262)	—	(224)	4,979
Non-U.S. debt securities:
Mortgage-backed securities	555	—	(1)	33	—	(4)	—	(208)	375
Asset-backed securities	524	5	3	531	—	(142)	160	(283)	798
Other	140	—	1	397	—	20	—	(94)	464
Total non-U.S. debt securities	1,219	5	3	961	—	(126)	160	(585)	1,637
State and political subdivisions	48	1	(2)	—	—	(4)	—	—	43
Collateralized mortgage obligations	117	1	(5)	218	—	(39)	14	(144)	162
Other U.S. debt securities	9	—	(1)	—	—	—	—	—	8
Total investment securities available for sale	6,867	62	16	3,071	(60)	(1,540)	174	(1,045)	7,545
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	113	103	—	20	—	(217)	—	—	19	$(2)
Total derivative instruments	113	103	—	20	—	(217)	—	—	19	(2)
Total assets carried at fair value	$6,980	$165	$16	$3,091	$(60)	$(1,757)	$174	$(1,045)	$7,564	$(2)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2013
	Fair Value as of December 31, 2012	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of December 31, 2013(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2013
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$106	$40	$18	$(147)	$17	$(1)
Other	9	—	—	—	9	—
Total derivative instruments	115	40	18	(147)	26	(1)
Total liabilities carried at fair value	$115	$40	$18	$(147)	$26	$(1)

(1) There were no transfers of liabilities into or out of level 3 during the year ended December 31, 2013.

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the years indicated:

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue			Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31,
(In millions)	2014	2013	2012	2014	2013	2012
Fee revenue:
Trading services	$11	$63	$9	$9	$(1)	$3
Total fee revenue	11	63	9	9	(1)	3
Net interest revenue	74	62	420	—	—	—
Total revenue	$85	$125	$429	$9	$(1)	$3

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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2014	As of December 31, 2013	Valuation Technique	Significant Unobservable Input(2)	As of December 31, 2014	As of December 31, 2013
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, student loans	$—	$13	Discounted cash flows	Credit spread	—%	3.5%
Asset-backed securities, credit cards	—	24	Discounted cash flows	Credit spread	—	2.0
Asset-backed securities, other	59	92	Discounted cash flows	Credit spread	0.2	1.5
State and political subdivisions	38	43	Discounted cash flows	Credit spread	2.1	1.7
Derivative instruments, foreign exchange contracts	81	19	Option model	Volatility	9.1	11.4
Total	$178	$191
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$17	Option model	Volatility	9.0	11.2
Derivative instruments, other(1)	9	9	Discounted cash flows	Participant redemptions	5.2	7.5
Total	$83	$26

(1) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 10.
(2) Significant changes in these unobservable inputs would result in significant changes in fair value measure.
The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

December 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$259	$259
Asset-backed securities, other	59	3,721	3,780
Non-U.S. debt securities, asset-backed securities	—	295	295
Non-U.S. debt securities, other	—	371	371
State and political subdivisions	38	—	38
Collateralized mortgage obligations	—	614	614
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	81	—	81
Total	$178	$5,269	$5,447
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$—	$74
Derivative instruments, other	9	—	9
Total	$83	$—	$83

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We use internally-developed pricing models that incorporate discounted cash flow and option model techniques to measure the fair value of our level-3 financial assets and liabilities. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.
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

Fair Value Estimates:
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair-value estimates is not required by GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
We use the following methods to estimate the fair values of our financial instruments:

•	For financial instruments that have quoted market prices, those quoted prices are used to estimate fair value.

•	For financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, we assume that the fair value of these

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition, due to the relatively short duration of certain of our net loans (excluding leases), we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as senior secured bank loans, commercial real estate loans, purchased receivables and municipal loans is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated.

			Fair-Value Hierarchy
December 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,855	$1,855	$1,855	$—	$—
Interest-bearing deposits with banks	93,523	93,523	—	93,523	—
Securities purchased under resale agreements	2,390	2,390	—	2,390	—
Investment securities held to maturity	17,723	17,842	—	17,842	—
Net loans (excluding leases)	17,158	17,131	—	16,964	167
Financial Liabilities:
Deposits:
Noninterest-bearing	$70,490	$70,490	$—	$70,490	$—
Interest-bearing - U.S.	33,012	33,012	—	33,012	—
Interest-bearing - non-U.S.	105,538	105,538	—	105,538	—
Securities sold under repurchase agreements	8,925	8,925	—	8,925	—
Federal funds purchased	21	21	—	21	—
Other short-term borrowings	4,381	4,381	—	4,381	—
Long-term debt	10,042	10,229	—	9,382	847

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Fair-Value Hierarchy
December 31, 2013	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,220	$3,220	$3,220	$—	$—
Interest-bearing deposits with banks	64,257	64,257	—	64,257	—
Securities purchased under resale agreements	6,230	6,230	—	6,230	—
Investment securities held to maturity	17,740	17,560	—	17,560	—
Net loans (excluding leases)	12,363	12,355	—	11,908	447
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,614	$65,614	$—	$65,614	$—
Interest-bearing - U.S.	13,392	13,392	—	13,392	—
Interest-bearing - non-U.S.	103,262	103,262	—	103,262	—
Securities sold under repurchase agreements	7,953	7,953	—	7,953	—
Federal funds purchased	19	19	—	19	—
Other short-term borrowings	3,780	3,780	—	3,780	—
Long-term debt	9,699	9,809	—	8,956	853

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading, available-for-sale or held-to-maturity at the time of purchase, based on management’s intent.
Generally, trading assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. Securities available-for-sale are those securities that we intend to hold for an indefinite period of time. Available-for-sale securities include securities utilized as part of our asset-and-liability management activities that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities held to maturity are debt securities that management has the intent and the ability to hold to maturity.
Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as available for sale are carried at fair value, and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of available-for-sale securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$10,573	$83	$1	$10,655	$702	$9	$2	$709
Mortgage-backed securities	20,648	193	127	20,714	23,744	211	392	23,563
Asset-backed securities:
Student loans(1)	12,478	106	124	12,460	14,718	92	268	14,542
Credit cards	3,077	10	34	3,053	8,230	21	41	8,210
Sub-prime	1,005	2	56	951	1,291	3	91	1,203
Other(2)	4,055	100	10	4,145	4,949	138	23	5,064
Total asset-backed securities	20,615	218	224	20,609	29,188	254	423	29,019
Non-U.S. debt securities:
Mortgage-backed securities	9,442	168	4	9,606	10,808	230	9	11,029
Asset-backed securities	3,215	11	—	3,226	5,369	23	2	5,390
Government securities	3,899	10	—	3,909	3,759	2	—	3,761
Other(3)	5,383	52	7	5,428	4,679	59	11	4,727
Total non-U.S. debt securities	21,939	241	11	22,169	24,615	314	22	24,907
State and political subdivisions	10,532	325	37	10,820	10,301	160	198	10,263
Collateralized mortgage obligations	5,280	71	12	5,339	5,275	70	76	5,269
Other U.S. debt securities	4,033	88	12	4,109	4,876	138	34	4,980
U.S. equity securities	29	10	—	39	28	6	—	34
Non-U.S. equity securities	2	—	—	2	1	—	—	1
U.S. money-market mutual funds	449	—	—	449	422	—	—	422
Non-U.S. money-market mutual funds	8	—	—	8	7	—	—	7
Total	$94,108	$1,229	$424	$94,913	$99,159	$1,162	$1,147	$99,174
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,114	$—	$147	$4,967	$5,041	$—	$448	$4,593
Mortgage-backed securities	62	4	—	66	91	6	—	97
Asset-backed securities:
Student loans(1)	1,814	2	4	1,812	1,627	—	10	1,617
Credit cards	897	2	—	899	762	1	—	763
Other	577	3	1	579	782	1	2	781
Total asset-backed securities	3,288	7	5	3,290	3,171	2	12	3,161
Non-U.S. debt securities:
Mortgage-backed securities	3,787	177	22	3,942	4,211	150	48	4,313
Asset-backed securities	2,868	14	1	2,881	2,202	19	—	2,221
Government securities	154	—	—	154	2	—	—	2
Other	72	—	—	72	192	—	—	192
Total non-U.S. debt securities	6,881	191	23	7,049	6,607	169	48	6,728
State and political subdivisions	9	—	—	9	24	1	—	25
Collateralized mortgage obligations	2,369	107	15	2,461	2,806	176	26	2,956
Total	$17,723	$309	$190	$17,842	$17,740	$354	$534	$17,560

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2014 and 2013, the fair value of other asset-backed securities was composed primarily of $3.8 billion and $4.5 billion, respectively, of collateralized loan obligations and approximately $315 million and approximately $470 million, respectively, of automobile loan securities.
(3) As of December 31, 2014 and 2013, the fair value of other non-U.S. debt securities was composed primarily of $3.3 billion and $2.3 billion, respectively, of covered bonds and $1.2 billion and $1.4 billion, respectively, of corporate bonds.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate investment securities with carrying values of $44.02 billion and $46.99 billion as of December 31, 2014 and 2013, respectively, were designated as pledged for public and trust deposits,

short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$167	$1	$167	$1
Mortgage-backed securities	2,569	9	6,466	118	9,035	127
Asset-backed securities:
Student loans	1,473	15	5,025	109	6,498	124
Credit cards	344	1	1,270	33	1,614	34
Sub-prime	—	—	896	56	896	56
Other	547	1	791	9	1,338	10
Total asset-backed securities	2,364	17	7,982	207	10,346	224
Non-U.S. debt securities:
Mortgage-backed securities	1,350	2	170	2	1,520	4
Other	581	4	328	3	909	7
Total non-U.S. debt securities	1,931	6	498	5	2,429	11
State and political subdivisions	610	3	1,315	34	1,925	37
Collateralized mortgage obligations	731	2	311	10	1,042	12
Other U.S. debt securities	327	2	244	10	571	12
Total	$8,532	$39	$16,983	$385	$25,515	$424
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$76	$1	$4,891	$146	$4,967	$147
Asset-backed securities:
Student loans	780	3	192	1	972	4
Other	124	1	—	—	124	1
Total asset-backed securities	904	4	192	1	1,096	5
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	507	3	590	19	1,097	22
Asset-backed securities	699	1	—	—	699	1
Total non-U.S. debt securities	1,206	4	590	19	1,796	23
Collateralized mortgage obligations	422	4	547	11	969	15
Total	$2,608	$13	$6,220	$177	$8,828	$190

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$182	$1	$113	$1	$295	$2
Mortgage-backed securities	10,562	316	2,389	76	12,951	392
Asset-backed securities:
Student loans	1,930	16	7,252	252	9,182	268
Credit cards	3,714	30	161	11	3,875	41
Sub-prime	—	—	1,150	91	1,150	91
Other	1,896	12	439	11	2,335	23
Total asset-backed securities	7,540	58	9,002	365	16,542	423
Non-U.S. debt securities:
Mortgage-backed securities	868	2	258	7	1,126	9
Asset-backed securities	551	1	16	1	567	2
Other	1,655	9	150	2	1,805	11
Total non-U.S. debt securities	3,074	12	424	10	3,498	22
State and political subdivisions	3,242	113	1,268	85	4,510	198
Collateralized mortgage obligations	1,581	55	510	21	2,091	76
Other U.S. debt securities	1,039	25	58	9	1,097	34
Total	$27,220	$580	$13,764	$567	$40,984	$1,147
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$4,571	$448	$—	$—	$4,571	$448
Asset-backed securities:
Student Loans	1,352	10	—	—	1,352	10
Other	297	1	29	1	326	2
Total asset-backed securities	1,649	11	29	1	1,678	12
Non-U.S. mortgage-backed securities	834	3	878	45	1,712	48
Collateralized mortgage obligations	759	18	161	8	920	26
Total	$7,813	$480	$1,068	$54	$8,881	$534

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of debt investment securities as of December 31, 2014:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$6,841	$3,287	$527
Mortgage-backed securities	107	2,389	4,421	13,797
Asset-backed securities:
Student loans	515	6,100	3,823	2,022
Credit cards	381	1,562	1,110	—
Sub-prime	3	13	1	934
Other	244	961	1,268	1,672
Total asset-backed securities	1,143	8,636	6,202	4,628
Non-U.S. debt securities:
Mortgage-backed securities	2,315	3,463	576	3,252
Asset-backed securities	272	2,698	166	90
Government securities	2,321	1,588	—	—
Other	1,757	2,801	870	—
Total non-U.S. debt securities	6,665	10,550	1,612	3,342
State and political subdivisions	699	3,003	4,715	2,403
Collateralized mortgage obligations	227	1,149	1,072	2,891
Other U.S. debt securities	814	2,967	294	34
Total	$9,655	$35,535	$21,603	$27,622
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$5,000	$114
Mortgage-backed securities	1	11	12	38
Asset-backed securities:
Student loans	6	182	375	1,251
Credit cards	—	375	522	—
Other	15	367	191	4
Total asset-backed securities	21	924	1,088	1,255
Non-U.S. debt securities:
Mortgage-backed securities	503	1,102	157	2,025
Asset-backed securities	105	2,567	196	—
Government securities	154	—	—	—
Other	—	72	—	—
Total non-U.S. debt securities	762	3,741	353	2,025
State and political subdivisions	7	2	—	—
Collateralized mortgage obligations	574	460	498	837
Total	$1,365	$5,138	$6,951	$4,269
The maturities of asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present gross realized gains and losses from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the years ended December 31:

(In millions)	2014	2013	2012
Gross realized gains from sales of available-for-sale securities	$64	$104	$101
Gross realized losses from sales of available-for-sale securities(1)	(49)	(90)	(46)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(21)	(53)
Losses reclassified (from) to other comprehensive income	(10)	(2)	21
Net impairment losses(2)	(11)	(23)	(32)
Gains related to investment securities, net	$4	$(9)	$23
(2) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(10)	$(11)	$(16)
Impairment associated with management's intent to sell impaired securities prior to recovery in value		(6)	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(6)	(16)
Net impairment losses	$(11)	$(23)	$(32)

(1) Amount for the year ended December 31, 2012 represented a pre-tax loss from the sale of all of our Greek investment securities, which had an aggregate carrying value of approximately $91 million.
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the years ended December 31:

(In millions)	2014	2013	2012
Balance, beginning of period	$122	$124	$113
Additions:
Losses for which other-than-temporary impairment was not previously recognized	—	14	4
Losses for which other-than-temporary impairment was previously recognized	11	9	28
Reductions:
Previously recognized losses related to securities sold or matured	(12)	(25)	(21)
Losses related to securities intended or required to be sold	(6)	—	—
Balance, end of period	$115	$122	$124
Interest revenue related to debt securities is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any nonrefundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.
For debt securities acquired for which we consider it probable as of the date of acquisition that we will be unable to collect all contractually required principal, interest and other payments, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.
For certain debt securities acquired which are considered to be beneficial interests in securitized financial assets, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest revenue on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Our review of impaired securities generally includes:

•
the identification and evaluation of securities that have indications of potential other-than-temporary impairment, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectibility of those future cash flows, including information about past events, current conditions, and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for mortgage- and asset-backed securities;

•
the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position, the anticipated recovery period, and the magnitude of the overall price decline;

•	evaluation of factors or triggers that could cause individual securities to be deemed other-than-temporarily impaired and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.
Factors considered in determining whether impairment is other than temporary include:

•	certain macroeconomic drivers;

•	certain industry-specific drivers;

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for its recovery in value.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of other-than-temporary impairment of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
The following provides a description of our process for the identification and assessment of other-than-temporary impairment, as well as information about other-than-temporary impairment recorded in the years ended 2014 and 2013 and changes in period-end unrealized losses, for major security types as of December 31, 2014.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no other-than-temporary impairment on these securities in the years ended 2014 or 2013. The overall improvement in the unrealized losses on these securities as of December 31, 2014 was primarily attributable to narrowing spreads in 2014.
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
We recorded no other-than-temporary impairment on these securities in 2014 or 2013. The gross unrealized losses in our FFELP loan-backed securities portfolio as of December 31, 2014 were primarily attributable to the lower spreads on these securities relative to those associated with more current issuances.
Our assessment of other-than-temporary impairment of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the FFELP loan-backed securities portfolio, which was approximately 4.4 years as of December 31, 2014.
Our total exposure to private student loan-backed securities was less than $700 million as of December 31, 2014. Our assessment of other-than-temporary impairment of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no other-than-temporary impairment on these securities in 2014 or 2013.
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
We recorded other-than-temporary impairment of $1 million and $6 million for the years ended December 31, 2014 and 2013, respectively, on non-U.S. residential mortgage-backed securities in our consolidated statement of income associated with adverse changes in the timing of expected future cash flows from the securities.
In addition, in the year ended December 31, 2013, we recorded other-than-temporary impairment of $6 million on these securities in our consolidated statement of income associated with management's intent to sell the impaired security prior to its recovery in value.
Our assessment of other-than-temporary impairment of these securities takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 5% and 15% across these four countries. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential other-than-temporary impairment.
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
Our assessment of other-than-temporary impairment of these portfolios considers, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting impairment deemed to be other-than-temporary is recorded in our consolidated statement of income.
We recorded no other-than-temporary impairment on these securities in 2014 or 2013. The decline in the unrealized losses on these securities as of December 31, 2014 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in 2014.
U.S. Non-Agency Residential Mortgage-Backed Securities
We assess other-than-temporary impairment of our portfolio of U.S. non-agency residential mortgage-backed securities using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. non-agency residential mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
We recorded no other-than-temporary impairment on these securities in 2014 or 2013.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, other-than-temporary impairment is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded $10 million of other-than-temporary impairment on these securities in the year ended December 31, 2014, all associated with expected credit losses. In the year ended December 31, 2013, we recorded $11 million of other than temporary impairment on these securities, all associated with expected credit losses.
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
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the year ended December 31, 2014, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $614 million as of December 31, 2014, related to 1,482 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
Loans are generally recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans have been initially recorded at fair value based on management’s expectation with respect to future principal and interest collection as of the date of acquisition. Acquired loans are held for investment, and as such their initial fair value is not adjusted subsequent to acquisition.
Interest revenue related to loans is recognized in our consolidated statement of income using the interest method, or on a basis approximating a level rate of return over the term of the loan. Fees received for providing loan commitments and letters of credit that we anticipate will result in loans typically are deferred and amortized to interest revenue over the term of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to processing fees and other revenue over the commitment period when funding is not known or expected.
Leveraged-lease investments are reported at the aggregate of lease payments receivable and estimated residual values, net of non-recourse debt and unearned income. Lease residual values are reviewed regularly for other-than-temporary impairment, with valuation adjustments recorded against processing fees and other revenue. Unearned income is recognized to yield a level rate of return on the net investment in the leases. Gains and losses on residual values of leased equipment sold are recorded in processing fees and other revenue.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our recorded investment in loans and leases, by segment and class, as of December 31:

(In millions)	2014	2013
Institutional:
Investment funds:
U.S.	$11,388	$8,695
Non-U.S.	2,333	1,718
Commercial and financial:
U.S.	3,061	1,372
Non-U.S.	256	154
Purchased receivables:
U.S.	124	217
Non-U.S.	6	26
Lease financing:
U.S.	335	339
Non-U.S.	668	756
Total institutional	18,171	13,277
Commercial real estate:
U.S.	28	209
Total loans and leases	18,199	13,486
Allowance for loan losses	(38)	(28)
Loans and leases, net of allowance for loan losses	$18,161	$13,458
The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2014	2013
Net rental income receivable	$1,284	$1,404
Estimated residual values	89	110
Unearned income	(370)	(419)
Investment in leveraged lease financing	1,003	1,095
Less related deferred income tax liabilities	(326)	(359)
Net investment in leveraged lease financing	$677	$736
We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within the institutional and CRE segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.

The institutional segment is composed of the following classes: investment funds, commercial-and- financial, purchased receivables and lease financing. The investment funds class includes lending to mutual and other collective investment funds. The commercial-and-financial class includes lending to corporate borrowers, including broker/dealers, as well as purchased loans composed of senior secured bank loans. These senior secured bank loans, which are more fully described below, are carried in connection with our participation in loan syndications in the non-investment-grade lending market. The purchased receivables class represents undivided interests in securitized pools of underlying third-party receivables added in connection with the commercial paper conduit consolidation in 2009. The lease financing class includes our investment in leveraged lease financing.
Short-duration advances to our clients included in the institutional segment were $3.54 billion and $2.45 billion as of December 31, 2014 and 2013, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $2.07 billion and $724 million of senior secured bank loans as of December 31, 2014 and 2013, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of December 31, 2014, our allowance for loan losses included approximately $26 million related to these loans.
The CRE segment is composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The CRE loans, are primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value, based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
December 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,304	$1,011	$130	$976	$—	$—	$15,421
Speculative(2)	417	2,306	—	27	—	28	2,778
Total	$13,721	$3,317	$130	$1,003	$—	$28	$18,199

	Institutional				Commercial Real Estate
December 31, 2013	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$10,282	$740	$243	$1,068	$—	$29	$12,362
Speculative(2)	131	770	—	27	180	—	1,108
Special mention(3)	—	16	—	—	—	—	16
Total	$10,413	$1,526	$243	$1,095	$180	$29	$13,486

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
In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2014.

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	December 31, 2014			December 31, 2013
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Individually evaluated for impairment	$—	$—	$—	$26	$180	$206
Collectively evaluated for impairment(1)	18,171	28	18,199	13,251	29	13,280
Total	$18,171	$28	$18,199	$13,277	$209	$13,486

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of December 31, 2014 and 2013, all of the allowance for loan losses of $38 million and $28 million, respectively, related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information related to our recorded investment in impaired loans and leases as of the dates indicated:

	December 31, 2014		December 31, 2013
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Recorded Investment	Unpaid Principal Balance(1)
With no related allowance recorded:
CRE—property development(2)	$—	$—	$130	$143
CRE—property development—acquired credit-impaired	—	34	—	34
CRE—other—acquired credit-impaired	—	22	—	21
Total CRE	$—	$56	$130	$198

(1) As of December 31, 2014 and 2013, all of the allowance for loan losses of $38 million and $28 million, respectively, related to institutional loans collectively evaluated for impairment.
(2) Represents loans that were previously modified in troubled debt restructurings and that were repaid in 2014.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the years ended December 31, 2014 and 2013.
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
As of December 31, 2014 and 2013, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
(In millions)	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$28	$22	$22
Provisions	10	6	(3)
Recoveries	—	—	3
Ending balance	$38	$28	$22

(1) As of December 31, 2014, approximately $26 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial-and-financial loans in the institutional segment.
The provision of $10 million recorded in the year ended December 31, 2014 was composed of a provision of $20 million associated with the senior secured bank loans, as the portfolio continued to grow and become more seasoned, offset by a negative provision of $10 million associated with the pay-down of an unrelated commercial and financial loan with speculative-rated credit quality. The senior secured bank loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
The provision of $6 million recorded in the year ended December 31, 2013 resulted from our estimate of credit losses incurred on our portfolio of senior secured bank loans.
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

The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Years Ended December 31,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,999	$37	$6,036	$5,941	$36	$5,977
Foreign currency translation and other, net	(206)	(4)	(210)	58	1	59
Ending balance	$5,793	$33	$5,826	$5,999	$37	$6,036

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Years Ended December 31,
	2014			2013
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$2,321	$39	$2,360	$2,492	$47	$2,539
Amortization	(213)	(9)	(222)	(205)	(9)	(214)
Foreign currency translation and other, net	(110)	(3)	(113)	34	1	35
Ending balance	$1,998	$27	$2,025	$2,321	$39	$2,360
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	December 31, 2014			December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,569	$(1,088)	$1,481	$2,706	$(975)	$1,731
Core deposits	688	(219)	469	717	(191)	526
Other	214	(139)	75	234	(131)	103
Total	$3,471	$(1,446)	$2,025	$3,657	$(1,297)	$2,360
Amortization expense related to other intangible assets was $222 million, $214 million and $198 million for the years ended December 31, 2014, 2013 and 2012, respectively. An impairment of approximately $9 million associated with intangible assets was included in amortization expense in 2014. Expected future amortization expense for other intangible assets recorded as of December 31, 2014 is $203 million for 2015, $199 million for 2016, $192 million for 2017, $166 million for 2018 and $151 million for 2019.

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2014	December 31, 2013
Collateral deposits, net	$18,134	$13,706
Unrealized gains on derivative financial instruments, net	7,934	5,476
Bank-owned life insurance	2,402	2,343
Investments in joint ventures and other unconsolidated entities	1,798	1,644
Accounts receivable	513	950
Income taxes receivable	396	337
Prepaid expenses	259	286
Receivable for securities settlement	218	195
Deferred tax assets, net of valuation allowance(1)	214	263
Deposits with clearing organizations	197	177
Other(2)	535	613
Total	$32,600	$25,990

(1)	Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction. Gross deferred tax assets and liabilities are presented in note 22.

(2)	Includes other real estate owned of approximately $62 million and $59 million as of December 31, 2014 and 2013, respectively.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.	Deposits
As of December 31, 2014, we had $56.42 billion of time deposits outstanding, of which $660 million were non-U.S. and all of which are scheduled to mature in 2015. As of December 31, 2013, we had $2.02 billion of time deposits outstanding, all of which were non-U.S. As of December 31, 2014 and 2013, substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more.

Note 8.	Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in note 12, and commercial paper issued in connection with our corporate program, under which we can issue up to $3 billion of commercial paper with original maturities of up to 270 days from the date of issuance. Collectively, short-term borrowings had weighted-average interest rates of 0.04% and 0.48% for the years ended December 31, 2014 and 2013, respectively.

The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Balance as of December 31	$8,925	$7,953	$8,006	$21	$19	$399
Maximum outstanding as of any month-end	10,955	11,538	9,306	29	570	1,145
Average outstanding during the year	8,817	8,436	7,697	20	298	784
Weighted-average interest rate as of year-end	.005%	.003%	.06%	.01%	.13%	.13%
Weighted-average interest rate for the year	—	.01	.01	—	—	.09

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Balance as of December 31	$1,870	$1,948	$2,148	$2,485	$1,819	$2,318
Maximum outstanding as of any month-end	1,938	2,135	2,274	2,485	2,535	2,503
Average outstanding during the year	1,903	2,030	2,214	2,136	1,632	2,382
Weighted-average interest rate as of year-end	.06%	.09%	.17%	.16%	.14%	.22%
Weighted-average interest rate for the year	.08	.13	.21	.17	.18	.23
The following table presents the components of securities sold under repurchase agreements by underlying collateral as of December 31, 2014:

(In millions)
Collateralized by securities purchased under resale agreements	$2
Collateralized by investment securities	8,923
Total	$8,925
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $9.23 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2014. The following table presents information about these U.S. government securities and the related repurchase agreements, including accrued interest, as of December 31, 2014. The table excludes repurchase agreements collateralized by securities purchased under resale agreements.

	U.S. Government Securities Sold		Repurchase Agreements
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Rate
Overnight maturity	$9,316	$9,228	$8,923.004%
We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $28.82 billion for 2014 and by $27.81 billion for 2013.
State Street Bank currently maintains a line of credit of CAD $800 million, or approximately $690 million as of December 31, 2014, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014 and 2013, there was no balance outstanding on this line of credit.

Note 9. Long-Term Debt

As of December 31,	2014	2013
(In millions)
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
3.70% notes due in 2023(1)	1,043	974
2.875% notes due 2016	1,005	1,010
3.30% notes due 2024(1)	999	—
3.10% subordinated notes due 2023(1)	983	918
Long-term capital leases	769	788
4.375% notes due 2021	730	727
4.956% junior subordinated debentures due 2018	528	537
4.30% notes due 2014	—	502
1.35% notes due 2018(1)	492	487
5.375% notes due 2017	450	450
Floating-rate notes due 2014	—	250
7.35% notes due 2026	150	150
State Street Bank issuances:
Floating-rate extendible notes due 2016	900	900
5.25% subordinated notes due 2018	433	442
5.30% subordinated notes due 2016	405	409
Floating-rate subordinated notes due 2015	200	200
Total long-term debt	$10,042	$9,699

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2014, the carrying value of long-term debt associated with these fair value hedges increased $76 million. As of December 31, 2013, the carrying value of long-term debt associated with these fair value hedges decreased $35 million. Refer to note 16 for additional information about fair value hedges.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.
As of December 31, 2014, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2014, $4.1 billion was available for issuance pursuant to this authority. As of December 31, 2014, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
Statutory Business Trusts:

As of December 31, 2014, we had two statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2014 had collectively issued $955 million of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, in conformity with GAAP, we do not record the trusts in our consolidated financial statements.
Payments made by the trusts to holders of the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2014, we issued $1.0 billion of 3.30% senior notes due December 16, 2024. Interest on the senior notes is payable semi-annually in arrears on June 16 and December 16 of each year, beginning on June 16, 2015.
Interest on the 3.70% senior notes is payable semi-annually in arrears on May 20 and November 20 of each year.
Interest on the 3.10% subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.10% subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
As of December 31, 2014 and 2013, long-term capital leases included $336 million and $363 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage; $241 million and $267 million, respectively, related to an office building in the U.K.; and $191 million and $158 million, respectively, related to obligations associated with the completed construction of the Channel Center, a build-to-suit office building located in Boston, and other premises and equipment. Refer to note 20 for additional information.
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
Interest on the 1.35% senior notes is payable semi-annually in arrears on May 15 and November 15 of each year.
Interest on the 5.375% senior notes is payable semi-annually in arrears on April 30 and October 30 of each year.
Interest on the 7.35% senior notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may not redeem the notes prior to their maturity.
State Street Bank Issuances:
Each of the floating-rate extendible notes, issued in 2012, had an initial maturity date of January 13, 2014; on the 18th day of each month, holders are entitled to extend the maturity date of their notes for successive one-month periods in accordance with defined procedures. In no event may the maturity of any note be extended beyond January 15, 2016, the final maturity date. Beginning on January 15, 2015, State Street Bank may redeem some or all of the notes at 100% of the principal amount of the notes to be redeemed, plus accrued interest to the redemption date, and on February 17, 2015, State Street Bank issued a notice of redemption for 100% of the principal amount of the notes. The redemption will occur on February 26, 2015.
State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.25% subordinated bank notes on April 15 and October 15 of each year, and the notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Commitments and Guarantees
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $24.25 billion and $21.30 billion as of December 31, 2014 and 2013, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of December 31, 2014, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Guarantees:
Off-balance sheet guarantees comprise indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The potential losses associated with these guarantees equal the gross contractual amounts, and do not consider the value of any collateral. The following table presents the aggregate gross contractual amounts of our off-balance sheet guarantees as of the dates indicated. Amounts presented do not reflect participations to independent third parties.

(In millions)	December 31, 2014	December 31, 2013
Indemnified securities financing	$349,766	$320,078
Stable value protection	23,409	24,906
Asset purchase agreements	4,107	4,685
Standby letters of credit	4,720	4,612
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2014	December 31, 2013
Fair value of indemnified securities financing	$349,766	$320,078
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	364,411	331,732
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	85,309	85,374
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	90,819	91,097
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2014 and 2013, we had approximately $15.94 billion and $11.29 billion, respectively, of collateral provided and approximately $6.48 billion and $6.62 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 11.    Contingencies
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
As of December 31, 2014, our aggregate accruals for legal loss contingencies and regulatory matters, net of anticipated insurance recoveries, totaled approximately $224 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $125 million, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. Discovery with respect to this matter is expected to be completed in 2015. As of December 31, 2014, we

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had $10 million accrued in connection with this matter.
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
In October 2009, the Attorney General of the State of California commenced an action under the California False Claims Act and California Business and Professional Code related to services State Street provides to California state pension plans. The California Attorney General asserts that the pricing of certain foreign exchange trades for these pension plans was governed by the custody contracts for these plans and that our pricing was not consistent with the terms of those contracts and related disclosures to the plans, and that, as a result, State Street made false claims and engaged in unfair competition. The Attorney General asserts actual damages of approximately $100 million for periods from 2001 to 2009 and seeks additional penalties, including treble damages. This action is in the discovery phase.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the years ended December 31:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
2014	246
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

difference between the rates we set for those indirect trades and indicative interbank market rates at the time of settlement of the trade.
In the third quarter of 2014, we recorded an accrual of $70 million reflecting our intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect foreign exchange client activities. We increased this accrual to $185 million as of December 31, 2014. We are engaged in discussions with some, but not all, of the governmental agencies and civil litigants discussed above regarding potential settlements of their outstanding or potential claims. There can be no assurance that we will reach a settlement in any of these matters, that the cost of such settlements will not materially exceed our accrued reserve, or that other claims will not be asserted. We do not currently intend to seek to negotiate settlements with respect to all outstanding and potential claims, and our current efforts, even if successful, will not address all of our potential material legal exposure arising out of our indirect foreign exchange client activities.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of December 31, 2014, we had remaining accruals of approximately $3.0 million for indemnification costs associated with this matter.
Investment Servicing
State Street has been named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints collectively have alleged various claims in connection with certain assets managed by TAG. As of December 31, 2014, one action remains pending. As of December 31, 2014, we had $4.3 million accrued with respect to these matters.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Additional information with respect to our provision for income taxes and tax benefits, including unrecognized tax benefits, is provided in note 22.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. The Internal Revenue Service, or IRS, completed their audit field procedures for the current audit related to our U.S. income tax returns for the tax years 2010 and 2011.
Note 12.    Variable Interest Entities
Asset-Backed Investment Securities:
We are involved, in the normal course of our business, with various types of special purpose entities, some of which meet the definition of variable interest entities, or VIEs. We are required by GAAP to consolidate a VIE when we are deemed to be the primary beneficiary. This determination is evaluated periodically as facts and circumstances change.
We invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the GAAP definition of asset securitization entities, which are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs since we do not have control over their activities. Additional information about our asset-backed securities is provided in note 3.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. We may also provide liquidity and re-marketing services to the trusts. As of December 31, 2014 and 2013, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.27 billion and $2.33 billion, respectively, and other short-term borrowings of $1.87 billion and $1.95 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 5.9 years as of December 31, 2014, compared to approximately 6.5 years as of December 31, 2013.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.91 billion and $674 million, respectively, as of December 31, 2014, none of which was utilized as of that date. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition.
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
As of December 31, 2014, we were an investor in a sponsored investment fund, considered to be a VIE, which was initially launched on December 31, 2013. Given the extent of our exposure to the variability of the net assets of the fund, we were deemed to be the fund’s primary beneficiary, and as a result we include the fund in our consolidated financial statements. The fund's activities consist primarily of active trading in various equity, fixed-income, currency, commodity and futures markets. Such activities are included in our consolidated financial statements.
As of December 31, 2014, the aggregate assets and liabilities of this consolidated sponsored investment fund totaled $65 million and $13 million, respectively. As of December 31, 2013, the fund’s assets consisted solely of $50 million in cash.
As of December 31, 2014 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $52 million and represented the value of our economic ownership interest in the fund. We expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
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
As of December 31, 2014 and 2013, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $45 million and $18 million as of December 31, 2014 and 2013, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 13.    Shareholders’ Equity
Preferred Stock:
Preferred Stock, Series E
In November 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s non-cumulative perpetual preferred stock, Series E, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series E preferred stock, in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $728 million.
On December 15, 2019, or any dividend payment date thereafter, the Series E preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to December 15, 2019, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series E preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
In January 2015, we declared dividends on our Series E preferred stock of $1,833 per share, or approximately $0.46 per depositary share, totaling approximately $14 million, which will be paid in March 2015.
Preferred Stock, Series D
In February 2014, we issued 30 million depositary shares, each representing a 1/4,000th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series D, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), which we refer to as our Series D preferred stock, in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
On March 15, 2024, or any dividend payment date thereafter, the Series D preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to March 15, 2024, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series D preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any declared and unpaid dividends, without accumulation of any undeclared dividends.
In 2014, we declared aggregate dividends on our Series D preferred stock of $4,605 per share, or approximately $1.15 per depositary share, totaling approximately $35 million. In January 2015, we declared dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million, which will be paid in March 2015.
Preferred Stock, Series C
In 2014, we declared aggregate dividends on our Series C preferred stock of $5,252 per share, or approximately $1.32 per depositary share, totaling approximately $26 million. In 2013, we declared aggregate dividends on our Series C preferred stock of $5,250 per share, or approximately $1.31 per depositary share, totaling approximately $26 million. In January 2015, we declared dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million, which will be paid in March 2015.
On September 15, 2017, or any dividend payment date thereafter, the Series C preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series C preferred stock and corresponding depositary shares may be redeemed at our option, in whole but not in part, prior to September 15, 2017, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series C preferred stock, at a redemption price equal to $100,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Dividends on shares of our Series C, Series D and Series E preferred stock are not mandatory and are not cumulative. If declared, dividends will be payable on the liquidation preference of $100,000 per share quarterly in arrears on March 15, June 15, September 15 or December 15 of each year at annual rates of 5.25%, 5.90% and 6.00%, respectively. If we issue additional shares of our Series C, Series D or Series E preferred stock after the original issue date, dividend rights with respect to such shares will commence from the original issue date of such additional shares. Dividends on our Series C, Series D and Series E preferred stock will not be declared to the extent that such declaration would cause us to fail to comply with applicable laws and regulations, including applicable federal regulatory capital guidelines.
Common Stock:
In March 2014, our Board of Directors approved a common stock purchase program authorizing the purchase of up to $1.70 billion of our common stock through March 31, 2015. In 2014, we purchased approximately 17.7 million shares of our common stock at an average per-share cost of $69.59 and an aggregate cost of approximately $1.23 billion under the program. As of December 31, 2014, approximately $470 million remained available for purchases of our common stock under the program. Shares acquired under the program which remained unissued as of December 31, 2014 were recorded as treasury stock in our consolidated statement of condition as of December 31, 2014.
In 2014, we completed a previous Board-authorized common stock purchase program with the purchase of approximately 6.1 million shares of our common stock at an average cost of $69.14 per share and an aggregate cost of approximately $420 million.
In 2014, in the aggregate under both programs, we purchased approximately 23.8 million shares of our common stock at an average per-share cost of $69.48 and an aggregate cost of approximately $1.65 billion.
In 2014, we declared aggregate common stock dividends of $1.16 per share, totaling approximately $490 million, compared to aggregate common stock dividends of $1.04 per share, totaling approximately $463 million, declared in 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of December 31:

(In millions)	2014	2013	2012
Net unrealized gains on cash flow hedges	$276	$161	$69
Net unrealized gains (losses) on available-for-sale securities portfolio	273	(56)	815
Net unrealized gains (losses) related to reclassified available-for-sale securities	39	(72)	(110)
Net unrealized gains (losses) on available-for-sale securities	312	(128)	705
Net unrealized losses on available-for-sale securities designated in fair value hedges	(121)	(97)	(183)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	1	4	(3)
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(29)	(47)	(65)
Net unrealized losses on retirement plans	(272)	(203)	(283)
Foreign currency translation	(660)	229	134
Total	$(507)	$(95)	$360
In the year ended December 31, 2014, we realized net gains of $15 million, or $9 million net of related taxes from sales of available-for-sale securities. Unrealized pre-tax losses of $43 million were included in AOCI as of December 31, 2013, net of deferred tax benefits of $17 million, related to these sales. In the year ended December 31, 2013, we realized net gains of $14 million, or $9 million net of related taxes, from sales of available-for-sale securities. Unrealized pre-tax gains of $25 million were included in AOCI as of December 31, 2012, net of deferred taxes of $10 million, related to these sales.

The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Year Ended December 31, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2012	$69	$519	$(14)	$(65)	$(283)	$134	$360
Other comprehensive income (loss) before reclassifications	89	(735)	—	15	60	96	(475)
Amounts reclassified into earnings	3	(5)	—	3	20	(1)	20
Other comprehensive income (loss)	92	(740)	—	18	80	95	(455)
Balance as of December 31, 2013	161	(221)	(14)	(47)	(203)	229	(95)
Other comprehensive income (loss) before reclassifications	112	422	—	17	—	(889)	(338)
Amounts reclassified into earnings	3	(9)	—	1	(69)	—	(74)
Other comprehensive income (loss)	115	413	—	18	(69)	(889)	(412)
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2014	2013
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $2 and $2, respectively	$3	$3	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($6) and ($5), respectively	(9)	(9)	Net gains (losses) from sales of available-for-sale securities
Other-than-temporary impairment on available-for-sale securities related to factors other than credit, net of related tax benefit of $2	—	4	Losses reclassified (from) to other comprehensive income
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $3 for 2013	1	3	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($50) and tax benefits of $13, respectively	(69)	20	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of ($1)	—	(1)	Processing fees and other revenue
Total reclassifications out of AOCI	$(74)	$20

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Equity-Based Compensation
We record compensation expense for equity-based awards, such as restricted stock, deferred stock and performance awards, based on the closing price of our common stock on the date of grant, adjusted if appropriate based on the award’s eligibility to receive dividends. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes valuation model.
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
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution. Compensation expense for common stock awards granted to employees meeting early retirement eligibility criteria is fully expensed and accrued on the grant date.
As of December 31, 2014, a cumulative total of 56.9 million shares had been awarded under the 2006 Equity Incentive Plan, the 2006 Plan, compared with cumulative totals of 52.4 million shares and 45.3 million shares as of December 31, 2013 and 2012, respectively. The 2006 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under options awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for awards. As of December 31, 2014, 17.8 million shares had been awarded under the 2006 Plan but not delivered, and have become available for reissue. A total of 60.5 million shares is available for issuance under the 2006 Plan.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 Equity Incentive Plan, the 1997 Plan, and the 2006 Plan, collectively the Plans, generally vest over four years and expire no later than ten years from the date of grant. No common stock options or stock appreciation rights have been granted since 2009. For restricted stock awards granted under the Plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. No restricted stock awards have been granted since 2010.
For deferred stock awards granted under the Plans, no common stock is issued at the time of grant and the stock does not have dividend and voting rights. Generally, these grants vest over one to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over one to four years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on certain financial ratios, after the conclusion of each performance period.
Beginning with 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers,” as defined by management. These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation, such as deferred stock awards, if it is determined that a material risk-taker made risk-based decisions that exposed State Street to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $329 million, $355 million and $353 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such expense for 2014, 2013 and 2012 excluded $20 million, $3 million and $26 million, respectively, associated with acceleration of expense in connection with the staff reductions discussed in note 21. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year. The aggregate income tax benefit recorded in our consolidated statement of income related to compensation expense recorded as a component of compensation and employee benefits expense was $130 million, $140 million and $139 million for the years ended December 31, 2014, 2013 and 2012, respectively.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Plans as of December 31, 2014, and related activity during the years indicated:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Total Intrinsic Value (in millions)
Stock Options and Stock Appreciation Rights:
Outstanding as of December 31, 2012	5,638	$57.58
Exercised	(2,725)	45.93
Forfeited or expired	(249)	68.80
Outstanding as of December 31, 2013	2,664	68.45
Exercised	(801)	55.33
Forfeited or expired	(2)	52.78
Outstanding as of December 31, 2014	1,861	$74.12	1.9	$11
Exercisable as of December 31, 2014	1,861	$74.12	1.9	$11
The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2014, 2013 and 2012 was $14 million, $42 million and $8 million, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to stock options and stock appreciation rights.
The following tables present activity related to other common stock awards during the years indicated:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding as of December 31, 2012	2,602	$43.44
Vested	(1,339)	42.47
Forfeited	(18)	43.98
Outstanding as of December 31, 2013	1,245	44.47
Vested	(1,211)	44.56
Forfeited	(3)	42.57
Outstanding as of December 31, 2014	31	$41.27
The total fair value of restricted stock awards vested was $54 million, $57 million, and $64 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost related to restricted stock, net of estimated forfeitures, was $0.1 million, which is expected to be recognized over a weighted-average period of two months.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2012	14,814	$39.08
Granted	6,906	54.16
Vested	(6,332)	40.97
Forfeited	(294)	44.48
Outstanding as of December 31, 2013	15,094	45.07
Granted	4,282	65.40
Vested	(6,730)	46.03
Forfeited	(215)	49.87
Outstanding as of December 31, 2014	12,431	$51.47
The weighted-average grant date fair value of deferred stock awards granted in 2012 was $38.48 per share. The total fair value of deferred stock awards vested was $310 million, $259 million and $223 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $360 million, which is expected to be recognized over a weighted-average period of 2.3 years.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2012	2,547	$40.7
Granted	494	53.6
Forfeited	(4)	41.62
Paid out	(813)	41.62
Outstanding as of December 31, 2013	2,224	43.24
Granted	437	64.56
Forfeited	(1)	53.16
Paid out	(1,033)	42.48
Outstanding as of December 31, 2014	1,627	$49.46
The weighted-average grant date fair value of performance awards granted in 2012 was $37.78 per share. The total fair value of performance awards paid out was $44 million, $34 million and $28 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
Note 15.    Regulatory Capital
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
Beginning on January 1, 2014, we became subject to the provisions of the Basel III final rule that govern our calculation of regulatory capital, including transitional, or phase-in, provisions. Beginning with the three months ended June 30, 2014 and ending with December 31, 2014, the lower of our regulatory capital ratios calculated under the advanced approaches provisions of the Basel III final rule and those ratios calculated under the transitional provisions of Basel III (capital calculated in conformity with Basel III and risk-weighted assets calculated in conformity with Basel I as described above) applied in

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the assessment of our capital adequacy for regulatory purposes.
As of December 31, 2014, the minimum required regulatory capital ratios are as follows:

•	common equity tier 1 risk-based capital - 4%;

•	tier 1 risk-based capital - 5.5%;

•	total risk-based capital - 8%; and

•	tier 1 leverage - 4%
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
As of December 31, 2014, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of December 31, 2014, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2014 that have changed the capital categorization of State Street Bank.

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

			State Street			State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Provisions December 31, 2014(2)	Basel I December 31, 2013(3)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Provisions December 31, 2014(2)	Basel I December 31, 2013(3)
Common shareholders' equity:
Common stock and related surplus			$10,295	$10,295	$10,280	$10,867	$10,867	$10,786
Retained earnings			14,882	14,882	13,395	9,416	9,416	9,064
Accumulated other comprehensive income (loss)			(641)	(641)	215	(535)	(535)	209
Treasury stock, at cost			(5,158)	(5,158)	(3,693)	—	—	—
Total			19,378	19,378	20,197	19,748	19,748	20,059
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,869)	(5,869)	(7,743)	(5,577)	(5,577)	(7,341)
Other adjustments			(36)	(36)	—	(128)	(128)	—
Common equity tier 1 capital			13,473	13,473	12,454	14,043	14,043	12,718
Preferred stock			1,961	1,961	491	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			475	475	950	—	—	—
Other adjustments			(145)	(145)	—	—	—	—
Tier 1 capital			15,764	15,764	13,895	14,043	14,043	12,718
Qualifying subordinated long-term debt			1,618	1,618	1,918	1,634	1,634	1,936
Trust preferred capital securities phased out of tier 1 capital			475	475	NA	—	—	NA
Other adjustments			4	4	(26)	—	—	45
Total capital			$17,861	$17,861	$15,787	$15,677	$15,677	$14,699

Risk-weighted assets:
Credit risk			$66,874	$87,502	$78,864	$59,836	$84,433	$76,197
Operational risk			35,866	NA	NA	35,449	NA	NA
Market risk(5)			5,087	2,910	1,262	5,048	2,909	1,262
Total risk-weighted assets			$107,827	$90,412	$80,126	$100,333	$87,342	$77,459
Adjusted quarterly average assets			$247,740	$247,740	$202,801	$243,549	$243,549	$199,301

Capital Ratios:	Minimum Requirements(6) 2014	Minimum Requirements(7) 2013
Common equity tier 1 capital	4.0%	NA	12.5%	14.9%	15.5%	14.0%	16.1%	16.4%
Tier 1 capital	5.5	4.0%	14.6	17.4	17.3	14.0	16.1	16.4
Total capital	8.0	8.0	16.6	19.8	19.7	15.6	17.9	19.0
Tier 1 leverage	4.0	4.0	6.4	6.4	6.9	5.8	5.8	6.4

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2014 was calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2014 were calculated in conformity with the transitional provisions of the Basel III final rule. Specifically, these ratios reflect common equity tier 1, tier 1 and total capital (the numerator) calculated in conformity with the provisions of the Basel III final rule, and total risk-weighted assets or, with respect to the tier 1 leverage ratio, quarterly average assets (in both cases, the denominator), calculated in conformity with the provisions of Basel I.
(3) Common equity tier 1 capital, tier 1 capital, total capital and tier 1 leverage ratios as of December 31, 2013 were calculated in conformity with the provisions of Basel I.
(4) Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of associated deferred tax liabilities, and 20% of other intangible assets, net of associated deferred tax liabilities, the latter phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a credit valuation adjustment, referred to as the CVA, which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.
(7) Minimum requirements listed, governed by Basel I, were as of December 31, 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Dividend, Loan and Other Restrictions:
In 2014, our banking subsidiaries were required by the Federal Reserve to maintain average aggregate cash balances of approximately $5.72 billion to satisfy reserve requirements. Federal and state banking regulations place certain restrictions on dividends paid by banking subsidiaries to a parent company. For 2015, aggregate dividend payments by State Street Bank to the parent company without prior regulatory approval are limited to approximately $663 million of its undistributed earnings as of December 31, 2014, plus an additional amount equal to its net profits, as defined by the aforementioned banking regulations, for 2015 up to the date of any dividend payment. Currently, the payment of future common stock dividends by the parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its Comprehensive Capital Analysis and Review process.
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
As of December 31, 2014, our consolidated retained earnings included $492 million representing undistributed earnings of unconsolidated entities that are accounted for under the equity method of accounting.
Note 16.    Derivative Financial Instruments
A derivative financial instrument is a financial instrument or other contract which has one or more referenced indices and one or more notional amounts, either no initial net investment or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement.
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. Our derivative positions include derivative contracts held by a consolidated sponsored investment fund (refer to note 12). We record derivatives in our consolidated statement of condition at their fair value on a recurring basis.
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
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities, which include our use of derivative financial instruments. One such risk-management measure is Value-at-Risk, or VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk-measurement system to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable regulatory market risk requirements.
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2014 and 2013, we had recorded approximately $1.79 billion and $2.58 billion, respectively, of cash collateral received from counterparties and approximately $4.79 billion and $3.36 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
We enter into master netting agreements with many of our derivative counterparties, and we have elected to net derivative assets and liabilities, including cash collateral received or deposited, which are subject to those agreements. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare State Street in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2014 totaled approximately $2.54 billion, against which we posted aggregate collateral of approximately $105 million. If State Street’s credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2014 was approximately $2.43 billion. Such accelerated settlement would not affect our consolidated results of operations.
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
With respect to cross-border investing, our clients often enter into foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs, and also act as a dealer in the currency markets. As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. We also use foreign currency swap contracts to manage the foreign exchange risk associated with certain foreign currency-denominated liabilities. The foreign exchange swap contracts are entered into for periods generally consistent with foreign currency exposure of the underlying transactions.
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in note 10, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
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

 Fair value hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities. Differences between the gains and losses on fair value hedges and the gains and losses on the asset or liability attributable to the hedged risk represent hedge ineffectiveness. We use interest-rate or foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or foreign exchange rates. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair-value hedge, are recorded in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability attributable to the hedged risk.
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged trusts had a weighted-average life of approximately 5.9 years as of December 31, 2014, compared to 6.5 years as of December 31, 2013. These trusts are hedged with interest-rate swap contracts of similar maturity, repricing and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
We have entered into interest-rate swap agreements to modify our interest expense on three senior notes and one subordinated note from fixed rates to floating rates. The senior notes mature in 2018, 2023 and 2024 and pay fixed interest at annual rates of 1.35%, 3.70% and 3.30%, respectively. The subordinated note matures in 2023 and pays fixed interest at a 3.10% annual rate. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The interest-rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the senior and subordinated notes stemming from changes in the benchmark interest rates.
We have entered into forward foreign exchange contracts to hedge the change in fair value attributable to foreign exchange movements in the funding of non-functional currency-denominated investment securities. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We had entered into an interest-rate swap agreement to modify our interest revenue from an available-for-sale debt security from a floating rate to a fixed rate. The hedged security matured in October 2014 and had a remaining life of approximately 10 months as of December 31, 2013. The security was hedged with an interest-rate swap contract of similar maturity, repricing and other characteristics. The interest-rate swap contract converted the interest revenue from a floating rate to a fixed rate, thereby mitigating our exposure to fluctuations in the cash flows of the security attributable to changes in the benchmark interest rate.
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
Changes in the fair value of a derivative that are highly effective, and that are designated and qualify as a foreign currency hedge, are recorded either in processing fees and other revenue or in other comprehensive income, net of taxes, depending on whether the hedge transaction meets the criteria for a fair-value or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a non-U.S. operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of taxes, in the foreign currency translation component of other comprehensive income. Lastly, entire changes in the fair value of derivatives utilized in our trading activities are recorded in trading services revenue, and entire changes in the fair value of derivatives utilized in our asset-and-liability management activities are recorded in processing fees and other revenue.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$645	$1,023
Options and caps purchased	7	27
Options and caps written	7	27
Futures	3,939	3,282
Foreign exchange contracts:
Forward, swap and spot	1,231,344	1,124,355
Options purchased	2,767	1,666
Options written	2,404	1,423
Credit derivative contracts:
Credit swap agreements	191	141
Commodity and equity contracts:
Commodity(1)	26	2
Equity(1)	2	1
Other:
Stable value contracts	23,409	24,906
Deferred value awards(2)	210	42
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	6,077	5,221
Foreign exchange contracts:
Forward and swap	2,705	2,783

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in note 12.
(2) Represents grants of deferred value awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

December 31, 2014(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,577
Long-term debt(2)	3,500
Total	$6,077

	December 31, 2013
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available for sale	$2,589	$132	$2,721
Long-term debt(2)	2,500	—	2,500
Total	$5,089	$132	$5,221

(1) As of December 31, 2014 there were no interest-rate contracts designated as cash flow hedges.
(2) As of December 31, 2014, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million. As of December 31, 2013, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $35 million.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2014		2013
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.44%	2.63%	3.46%	2.75%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

Derivative Assets(1)
	Fair Value
(In millions)	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,626	$11,552
Interest-rate contracts	15	29
Other derivative contracts	2	1
Total	$14,643	$11,582
Derivatives designated as hedging instruments:
Foreign exchange contracts	$509	$359
Interest-rate contracts	62	36
Total	$571	$395

(1) Derivative assets are included within Other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,922	$11,428
Other derivative contracts	70	23
Interest-rate contracts	16	29
Total	$15,008	$11,480
Derivatives designated as hedging instruments:
Interest-rate contracts	$223	$302
Foreign exchange contracts	3	43
Total	$226	$345

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2014	2013	2012
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$612	$586	$576
Foreign exchange contracts	Processing fees and other revenue	—	—	(2)
Interest-rate contracts	Trading services revenue	1	2	(86)
Interest-rate contracts	Processing fees and other revenue	—	—	6
Credit derivative contracts	Trading services revenue	1	—	—
Credit derivative contracts	Processing fees and other revenue	(1)	1	—
Other derivative contracts	Trading services revenue	(2)	—	—
Total		$611	$589	$494

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2014	2013	2012
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$106	$14	—
Total		$106	$14	$—

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Years Ended December 31,					Years Ended December 31,
(In millions)		2014	2013	2012			2014	2013	2012
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(92)	(183)	34	Investment securities	Processing fees and other revenue	$92	$183	$(34)
Interest-rate contracts	Processing fees and other revenue	(44)	32	11	Available-for-sale securities	Processing fees and other revenue(1)	39	(30)	(17)
Interest-rate contracts	Processing fees and other revenue	150	(192)	50	Long-term debt	Processing fees and other revenue	(138)	175	(45)
Total		$14	$(343)	$95			$(7)	$328	$(96)

(1) Represents amounts reclassified out of or into other comprehensive income, or OCI. For the year ended December 31, 2014, $24 million of unrealized losses on available-for-sale securities designated in fair value hedges were recognized in OCI. For the year ended December 31, 2013 and 2012, $86 million and $27 million, respectively, of unrealized gains on available-for-sale securities designated in fair value hedges were recognized in OCI.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2014	2013	2012		2014	2013	2012		2014	2013	2012
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(2)	$9	$4	Net interest revenue	$(4)	$(4)	$(5)	Net interest revenue	$3	$3	$3
Foreign exchange contracts	126	153	122	Net interest revenue	—	—	—	Net interest revenue	6	6	6
Total	$124	$162	$126		$(4)	$(4)	$(5)		$9	$9	$9
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
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of December 31, 2014 and 2013, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $2.60 billion and $5.64 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $125 million and $1.77 billion, respectively.

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$15,135	$(6,275)	$8,860	$11,911	$(4,514)	$7,397
Interest-rate contracts	77	(21)	56	65	(59)	6
Other derivative contracts	2	(1)	1	1	—	1
Cash collateral netting	—	(983)	(983)	—	(1,928)	(1,928)
Total derivatives	$15,214	$(7,280)	$7,934	$11,977	$(6,501)	$5,476
Other financial instruments:
Resale agreements and securities borrowing(3)	$47,488	$(29,157)	$18,331	$48,221	$(30,700)	$17,521
Total derivatives and other financial instruments	$62,702	$(36,437)	$26,265	$60,198	$(37,201)	$22,997

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $18,331 million as of December 31, 2014 were $2,390 million of resale agreements and $15,941 million of collateral provided related to securities borrowing. Included in the $17,521 million as of December 31, 2013 were $6,230 million of resale agreements and $11,291 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 10 for additional information with respect to principal securities finance transactions.

	December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$7,934	$—	$(1,490)	$6,444	$5,476	$—	$(181)	$5,295
Resale agreements and securities borrowing	18,331	(128)	(18,157)	46	17,521	(131)	(14,983)	2,407
Total	$26,265	$(128)	$(19,647)	$6,490	$22,997	$(131)	$(15,164)	$7,702

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2014			December 31, 2013
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$14,925	$(6,275)	$8,650	$11,471	$(4,514)	$6,957
Interest-rate contracts	239	(20)	219	331	(59)	272
Other derivative contracts	70	(1)	69	9	—	9
Cash collateral netting	—	(2,630)	(2,630)	—	(979)	(979)
Total derivatives	$15,234	$(8,926)	$6,308	$11,811	$(5,552)	$6,259
Other financial instruments:
Repurchase agreements and securities lending(3)	$44,562	$(29,157)	$15,405	$45,273	$(30,700)	$14,573
Total derivatives and other financial instruments	$59,796	$(38,083)	$21,713	$57,084	$(36,252)	$20,832

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,405 million as of December 31, 2014 were $8,925 million of repurchase agreements and $6,480 million of collateral received related to securities lending. Included in the $14,573 million as of December 31, 2013 were $7,953 million of repurchase agreements and $6,620 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 10 for additional information with respect to principal securities finance transactions.

	December 31, 2014				December 31, 2013
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$6,308	$—	$(19)	$6,289	$6,259	$—	$(6)	$6,253
Repurchase agreements and securities lending	15,405	(128)	(13,872)	1,405	14,573	(131)	(13,036)	1,406
Total	$21,713	$(128)	$(13,891)	$7,694	$20,832	$(131)	$(13,042)	$7,659

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Twelve Months Ended December 31,
(In millions)	2014	2013	2012
Interest revenue:
Deposits with banks	$196	$125	$141
Investment securities:
U.S. Treasury and federal agencies	672	707	799
State and political subdivisions	231	249	214
Other investments	1,241	1,331	1,552
Securities purchased under resale agreements	38	45	51
Trading account assets	1	—	—
Loans and leases	266	253	254
Other interest-earning assets	7	4	3
Total interest revenue	2,652	2,714	3,014
Interest expense:
Deposits	99	93	166
Short-term borrowings	5	60	73
Long-term debt	245	232	222
Other interest-bearing liabilities	43	26	15
Total interest expense	392	411	476
Net interest revenue	$2,260	$2,303	$2,538
Note 19.    Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. State Street has agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee’s retirement. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded supplemental retirement plans, referred to as SERPs, that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care and insurance benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $32 million, $42 million and $44 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.26 billion, $168 million and $120 million, respectively, as of December 31, 2014 and $1.08 billion, $154 million and $108 million, respectively, as of December 31, 2013. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were underfunded $50 million at December 31, 2014 and overfunded $40 million at December 31, 2013. The non-qualified supplemental retirement plans were underfunded by $168 million and $154 million at December 31, 2014 and 2013, respectively. The other post-retirement benefit plans were underfunded by $120 million and $108 million at December 31, 2014 and 2013, respectively. The funded status is included in other assets (overfunded) and in other liabilities (underfunded).
Defined Contribution Retirement Plans
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $147 million for 2014, $134 million for 2013 and $146 million for 2012.
Note 20.    Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, and furniture and fixtures. Total depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $417 million, $401 million and $407 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related underground parking garage, under 20-year, non-cancelable capital leases

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 127,000 square feet of the building. In 2014, we began leasing approximately 500,000 square feet at the Channel Center in Boston, Massachusetts under a 16-year capital lease expiring in December 2029. In addition, we lease approximately 362,000 square feet at 20 Churchill Place, an office building located in the U.K., under a 20-year capital lease expiring in December 2028. As of December 31, 2014 and 2013, an aggregate net book value of $624 million and $646 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt, in our consolidated statement of condition.
Capital lease asset amortization is recorded in occupancy expense in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2014, 2013 and

2012, interest expense related to these capital lease obligations, reflected in net interest revenue, was $38 million, $40 million and $42 million, respectively. As of December 31, 2014 and 2013, accumulated amortization of capital lease assets was $426 million and $369 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense.
Total rental expense, net of sublease revenue, amounted to $204 million, $224 million and $227 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total rental expense was reduced by sublease revenue of $6 million for both years ended December 31, 2014, and 2013 and $4 million for the year ended December 31, 2012.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2014. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $55 million for capital leases and $15 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2015	$105	$179	$284
2016	91	141	232
2017	82	145	227
2018	82	119	201
2019	82	86	168
Thereafter	520	265	785
Total minimum lease payments	962	$935	$1,897
Less amount representing interest payments	(248)
Present value of minimum lease payments	$714
Note 21.    Expenses
Severance Costs:
We recorded $84 million and $11 million of net severance costs in the years ended December 31, 2014 and 2013, respectively. These severance costs were the result of staff reductions associated with the realignment of our cost base, and were recorded in compensation and employee benefits expenses in our consolidated statement of income.

Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Years Ended December 31,
(In millions)	2014	2013	2012
Acquisition costs	$58	$76	$26
Restructuring charges, net	75	28	199
Total acquisition and restructuring costs	$133	$104	$225

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition Costs
Acquisition costs recorded in the years ended December 31, 2014, 2013 and 2012 were related to previously disclosed acquisitions.
Restructuring Charges
Information with respect to our Business Operations and Information Technology Transformation program and our 2012 expense control measures, including charges, employee reductions and related accruals, is provided in the following sections.
Business Operations and Information Technology Transformation Program
In November 2010, we announced a global multi-year Business Operations and Information Technology Transformation program which we completed in the fourth quarter of 2014. The program included operational, information technology and targeted cost initiatives, including reductions in both staff and occupancy costs.
The majority of the annual savings have affected compensation and employee benefits expenses. These savings have been modestly offset by increases in information systems and communications expenses.

We recorded aggregate restructuring charges of $440 million in our consolidated statement of income, composed of $156 million in 2010, $133 million in 2011, $67 million in 2012, $25 million in 2013 and $59 million in 2014.
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
In 2010, in connection with the program, we initiated the involuntary termination of 1,400 employees, or approximately 5% of our global workforce, which we completed by the end of 2011. In addition, in connection with our announcement in 2011 of the expansion of our use of third-party service providers associated with our information technology infrastructure and application maintenance and support, as well as the continued execution of the business operations transformation component of the program, we identified 1,574 additional involuntary terminations. As of December 31, 2014, we substantially completed these reductions.

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the Business Operations and Information Technology Transformation program and 2012 expense control measures:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2013	$50	$49	$7	$106
Additional accruals for Business Operations and Information Technology Transformation program	38	21	—	59
Additional accruals for 2012 expense control measures	(2)	—	18	16
Payments and adjustments	(46)	(46)	(18)	(110)
Balance as of December 31, 2014	$40	$24	$7	$71

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Expenses:
Other expenses of $751 million in 2014 included a legal accrual of $185 million in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities. These matters are more fully discussed under "Legal and Regulatory Matters" in note 11 to the consolidated financial statements.
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
In 2014, we received aggregate distributions totaling approximately $21 million from the Lehman Brothers estates, compared to approximately $186 million from the Lehman Brothers estates in 2013. Of the aggregate distributions received in both 2014 and 2013, approximately $11 million and $101 million was applied to reduce remaining Lehman Brothers-related assets, primarily prime brokerage claim-related receivables, recorded in our consolidated statement of condition; the remaining $10 million and $85 million, respectively, was recorded as an aggregate credit to other expenses in our consolidated statement of income.

Note 22.    Income Taxes
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
The following table presents the components of income tax expense for the years ended December 31:

(In millions)	2014	2013	2012
Current:
Federal	$59	$193	$148
State	39	47	64
Non-U.S.	257	248	262
Total current expense	355	488	474
Deferred:
Federal	42	28	267
State	11	17	27
Non-U.S.	13	17	(63)
Total deferred expense	66	62	231
Total income tax expense	$421	$550	$705
In 2014 we expanded our municipal securities portfolio, increased our investments in alternative energy projects and realized greater benefits from our non-U.S. operations.
In 2013, we completed a multi-year tax data enhancement process, the final stages of which identified a reconciliation difference in our deferred tax accounts, and we determined that our deferred tax liabilities were overstated by $50 million and our deferred tax assets were understated by $21 million, which resulted in an out-of-period income tax benefit of $71 million. This income tax benefit is reflected in the table above as a reduction of total deferred income tax expense for 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount for 2012 presented in the table included income tax expense of $40 million associated with indemnification benefits, recorded as offsets to acquisition costs, for the assumption of income tax liabilities related to the 2010 Intesa acquisition.
The amount of income tax expense (benefit) related to net gains (losses) from sales of investment securities was $5 million, $6 million and $22 million in 2014, 2013 and 2012, respectively. Pre-tax income attributable to our operations located outside the U.S. was approximately $1.33 billion, $1.25 billion and $1.11 billion for 2014, 2013 and 2012, respectively.
Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2014, we have chosen to indefinitely reinvest approximately $4.2 billion of earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation. As of December 31, 2014, if such earnings had been repatriated to the U.S., we would have provided for approximately $876 million of additional income tax expense.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of December 31:

(In millions)	2014	2013
Deferred tax assets:
Unrealized losses on investment securities, net	$—	$421
Deferred compensation(1)	168	209
Defined benefit pension plan	193	97
Restructuring charges and other reserves	160	126
Foreign currency translation	56	—
Real estate	9	18
Other	68	57
Total deferred tax assets	654	928
Valuation allowance for deferred tax assets	(54)	(33)
Deferred tax assets, net of valuation allowance	$600	$895
Deferred tax liabilities:
Unrealized gains on securities, net	$5	$—
Leveraged lease financing	326	359
Fixed and intangible assets	1,006	1,073
Non-U.S. earnings	167	105
Foreign currency translation	—	35
Other(2)	83	44
Total deferred tax liabilities	$1,587	$1,616

(1) Amount as of December 31, 2013 includes an increase of $21 million associated with an out-of-period income tax benefit recorded in 2013.
(2) Amount as of December 31, 2013 was adjusted to reflect a decrease of $50 million associated with an out-of-period income tax benefit recorded in 2013.
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
As of December 31, 2014 and 2013, we had deferred tax assets associated with tax credit carryforwards of $2 million and $3 million, respectively, which are presented in the table. The tax credit carryforwards expire in 2033. As of December 31, 2014 and 2013, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $53 million and $50 million, respectively, included in “other” in the table. Of the total loss carryforwards of $53 million as of December 31, 2014, $41 million do not expire, and the remaining $12 million expire through 2033. The loss carryforwards have a valuation allowance of $45 million and $30 million for the years ending December 31, 2014 and 2013.
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the years ended December 31:

	2014	2013	2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	1.5	1.6	1.8
Tax-exempt income	(5.0)	(3.7)	(2.6)
Tax credits	(6.7)	(3.6)	(2.8)
Foreign tax differential	(8.5)	(5.9)	(5.5)
Out-of-period income tax benefit(1)	—	(2.7)	—
Other, net	.9	(.2)	(.4)
Effective tax rate	17.2%	20.5%	25.5%

(1)	Excluding the impact of the out-of-period income tax benefit of $71 million described earlier in this note, our effective tax rate for 2013 would have been 23.2%.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2014	2013
Beginning balance	$158	$95
Decrease related to agreements with tax authorities	(9)	(4)
Increase related to tax positions taken during current year	8	10
Increase related to tax positions taken during prior year	6	57
Ending balance	$163	$158
The amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and our effective tax rate was $96 million as of December 31, 2014. Unrecognized tax benefits do not include accrued interest of approximately $9 million and $7 million as of December 31, 2014 and 2013, respectively.
We recorded interest and penalties related to income taxes as a component of income tax expense. Income tax expense included related interest and penalties of approximately $3 million for the years ended December 31, 2014 and 2013.
It is reasonably possible that the unrecognized tax benefits could decrease by up to $120 million within the next 12 months due to the resolution of an audit, of which $61 million would reduce our income tax expense and our effective tax rate. Management believes that we have sufficient accrued liabilities as of December 31, 2014 for tax exposures and related interest expense.
Note 23.    Earnings Per Common Share
Basic earnings per share, or EPS, is calculated pursuant to the “two-class” method, by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the total weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of common stock options and other equity-based awards. The effect of common stock options and other equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.
The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested restricted stock and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with common shareholders in undistributed earnings.
The following tables present the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2014	2013	2012
Net income	$2,037	$2,136	$2,061
Less:
Preferred stock dividends	(61)	(26)	(29)
Dividends and undistributed earnings allocated to participating securities(1)	(3)	(8)	(13)
Net income available to common shareholders	$1,973	$2,102	$2,019
Average common shares outstanding (in thousands):
Basic average common shares	424,223	446,245	474,458
Effect of dilutive securities: common stock options and common stock awards	7,784	8,910	6,671
Diluted average common shares	432,007	455,155	481,129
Anti-dilutive securities(2)	1,498	1,855	5,619
Earnings per Common Share:
Basic	$4.65	$4.71	$4.25
Diluted(3)	4.57	4.62	4.20

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(2) Represents common stock options and other equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following is a summary of our line-of-business results for the periods indicated.
The “Other” column for the year ended December 31, 2014 included net costs $219 million composed of the following -

•	Net acquisition and restructuring costs of $133 million;

•	Net severance costs associated with staffing realignment of $84 million; and

•	Net provisions for litigation exposure and other costs of $2 million.
The “Other” column for the year ended December 31, 2013 included net costs of $180 million composed of the following -

•	Net acquisition and restructuring costs of $104 million;

•	Net provisions for litigation exposure and other costs of $65 million; and

•	Net severance costs associated with staffing realignment of $11 million; and
The “Other” column for the year ended December 31, 2012 included net losses of $27 million composed of the following -

•	Net realized loss from the sale of all of our Greek investment securities of $46 million;

•	A benefit related to claims associated with the 2008 Lehman Brothers bankruptcy of $362 million;

•	Net acquisition and restructuring costs of $225 million; and

•	Net provisions for litigation exposure and other costs of $118 million.
The amounts in the “Other” columns were not allocated to State Street's business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines-of-business in 2014.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
(Dollars in millions, except where otherwise noted)
Servicing fees	$5,129	$4,819	$4,414	$—	$—	$—	$—	$—	$—	$5,129	$4,819	$4,414
Management fees	—	—	—	1,207	1,106	993	—	—	—	1,207	1,106	993
Trading services	1,039	1,027	938	45	67	98	—	—	—	1,084	1,094	1,036
Securities finance	437	359	405	—	—	—	—	—	—	437	359	405
Processing fees and other	179	206	235	(5)	6	5	—	—	—	174	212	240
Total fee revenue	6,784	6,411	5,992	1,247	1,179	1,096	—	—	—	8,031	7,590	7,088
Net interest revenue	2,188	2,221	2,464	72	82	74	—	—	—	2,260	2,303	2,538
Gains (losses) related to investment securities, net	4	(9)	69	—	—	—	—	—	(46)	4	(9)	23
Total revenue	8,976	8,623	8,525	1,319	1,261	1,170	—	—	(46)	10,295	9,884	9,649
Provision for loan losses	10	6	(3)	—	—	—	—	—	—	10	6	(3)
Total expenses	6,648	6,190	6,058	960	822	847	219	180	(19)	7,827	7,192	6,886
Income before income tax expense	$2,318	$2,427	$2,470	$359	$439	$323	$(219)	$(180)	$(27)	$2,458	$2,686	$2,766
Pre-tax margin	26%	28%	29%	27%	35%	28%				24%	27%	29%
Average assets (in billions)	$234.2	$203.2	$190.1	$3.9	$3.8	$3.7				$238.1	$207.0	$193.8
Note 25.    Non-U.S. Activities
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
The following table presents our non-U.S. financial results for the years ended December 31:

(In millions)	2014	2013	2012
Total fee revenue	$3,364	$3,119	$2,917
Net interest revenue	1,236	1,191	953
Gains (losses) related to investment securities, net	6	(11)	(40)
Total revenue	4,606	4,299	3,830
Expenses	3,272	3,130	3,013
Income before income taxes	1,334	1,169	817
Income tax expense	319	289	204
Net income	$1,015	$880	$613

Gain (losses) related to investment securities, net, for the year ended December 31, 2012 included a loss of $46 million from the sale of all of our Greek investment securities. Non-U.S. revenue for the year ended December 31, 2014 included $1.02 billion in the U.K., primarily from our London operations.
The following table presents the significant components of our non-U.S. assets as of December 31, based on the domicile of the underlying counterparties:

(In millions)	2014	2013
Interest-bearing deposits with banks	$17,382	$9,584
Investment securities	29,060	31,522
Other assets	13,577	16,778
Total non-U.S. assets	$60,019	$57,884

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26.    Subsequent Event
On February 20, 2015, we announced an increase from $50 million to $115 million of the fourth-quarter 2014 legal accrual associated with indirect foreign exchange matters that we announced on January 23, 2015, when we initially reported on our results for the fourth-quarter and year-ended December 31, 2014. See our Current Report on Form 8-K dated, and filed with the SEC on, February 20, 2015 for additional information regarding this additional accrual. The effects of the additional accrual are reflected in the financial and other information reported in this Form 10-K.

Note 27.	Parent Company Financial Statements
The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries, as of and for the years ended December 31:
STATEMENT OF INCOME - PARENT COMPANY

Years Ended December 31,	2014	2013	2012
(In millions)
Cash dividends from consolidated banking subsidiary	$1,470	$1,694	$1,785
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	138	250	68
Other, net	63	35	38
Total revenue	1,671	1,979	1,891
Interest expense	193	169	163
Other expenses	55	88	85
Total expenses	248	257	248
Income tax benefit	(83)	(84)	(63)
Income (loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	1,506	1,806	1,706
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	375	237	173
Consolidated non-banking subsidiaries and unconsolidated entities	156	93	182
Net income	$2,037	$2,136	$2,061

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CONDITION - PARENT COMPANY

As of December 31,	2014	2013
(In millions)
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$6,030	$4,419
Trading account assets	279	216
Investment securities available for sale	35	31
Investments in subsidiaries:
Consolidated banking subsidiary	20,123	19,985
Consolidated non-banking subsidiaries	2,739	2,617
Unconsolidated entities	288	272
Notes and other receivables from:
Consolidated banking subsidiary	1,526	1,528
Consolidated non-banking subsidiaries and unconsolidated entities	331	256
Other assets	447	327
Total assets	$31,798	$29,651

Liabilities:
Commercial paper	$2,485	$1,819
Accrued expenses and other liabilities	514	447
Long-term debt	7,326	7,007
Total liabilities	10,325	9,273
Shareholders’ equity	21,473	20,378
Total liabilities and shareholders’ equity	$31,798	$29,651

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS - PARENT COMPANY

Years Ended December 31,	2014	2013	2012
(In millions)
Net cash provided by (used in) operating activities	$1,767	$2,296	$2,706
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	(1,610)	(620)	1,115
Investments in consolidated banking and non-banking subsidiaries	(1,142)	(1,100)	(68)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	1,011	32	28
Business acquisitions	—	—	(2)
Net cash provided by (used in) investing activities	(1,741)	(1,688)	1,073
Financing Activities:
Net decrease in short-term borrowings	—	—	(500)
Net decrease in commercial paper	667	(499)	(66)
Proceeds from issuance of long-term debt, net of issuance costs	994	2,485	—
Payments for long-term debt	(750)	—	(1,750)
Proceeds from issuance of preferred stock, net of issuance costs	1,470	—	488
Proceeds from exercises of common stock options	14	121	53
Purchases of common stock	(1,650)	(2,040)	(1,440)
Repurchases of common stock for employee tax withholding	(232)	(189)	(101)
Payments for cash dividends	(539)	(486)	(463)
Net cash provided by (used in) financing activities	(26)	(608)	(3,779)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and net interest revenue for the years indicated.

Years Ended December 31,	2014			2013			2012
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$45,158	$115.25%		$15,858	$40.25%		$9,305	$25.26%
Interest-bearing deposits with non-U.S. banks	10,195	81.80		13,088	85.65		17,518	116.66
Securities purchased under resale agreements	4,077	38.94		5,766	45.77		7,243	51.71
Trading account assets	959	1.13		748	—	—	651	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	32,481	672	2.07	33,003	707	2.14	34,576	799	2.31
State and political subdivisions(1)	10,619	404	3.81	8,637	391	4.53	7,346	338	4.60
Other investments	73,709	1,241	1.68	76,056	1,331	1.75	71,988	1,552	2.16
Loans	14,838	231	1.56	12,660	215	1.70	10,404	212	2.03
Lease financing(1)	1,074	35	3.26	1,121	38	3.43	1,206	42	3.54
Other interest-earning assets	15,944	7.05		11,164	4.04		7,378	3.04
Total interest-earning assets(1)	209,054	2,825	1.36	178,101	2,856	1.60	167,615	3,138	1.88
Cash and due from banks	4,139			3,747			3,811
Other assets	24,935			25,182			22,384
Total assets	$238,128			$207,030			$193,810
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$7,254	$15.20%		$2,504	$6.23%		$7,245	$16.17%
Savings	14,042	6.04		6,358	4.07		2,088	3.15
Non-U.S.	109,003	78.07		100,391	83.08		89,059	147.16
Total interest-bearing deposits	130,299	99.08		109,253	93.14		98,392	166.17
Securities sold under repurchase agreements	8,817	—	—	8,436	1.01		7,697	1.01
Federal funds purchased	20	—	—	298	—	—	784	1.09
Other short-term borrowings	4,177	5.12		3,785	59	1.57	4,676	71	1.52
Long-term debt	9,309	245	2.63	8,415	232	2.75	7,008	222	3.17
Other interest-bearing liabilities	7,351	43.59		6,457	26.40		5,898	15.26
Total interest-bearing liabilities	159,973	392.25		136,644	411.30		124,455	476.39
Noninterest-bearing deposits:
Special time	5,862			769			1,203
Demand	37,900			34,725			34,850
Non-U.S.(2)	279			800			459
Other liabilities	12,797			13,561			12,660
Shareholders’ equity	21,317			20,531			20,183
Total liabilities and shareholders’ equity	$238,128			$207,030			$193,810
Net interest revenue		$2,433			$2,445			$2,662
Excess of rate earned over rate paid			1.11%			1.30%			1.49%
Net interest margin(3)			1.16			1.37			1.59

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $173 million, $142 million and $124 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. noninterest-bearing deposits were $180 million, $714 million and $330 million as of December 31, 2014, 2013 and 2012, respectively.

(3)	Net interest margin is calculated by dividing fully taxable-equivalent net interest revenue by average total interest-earning assets.

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2014 Compared to 2013			2013 Compared to 2012
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with U.S. banks	$73	$2	$75	$17	$(2)	$15
Interest-bearing deposits with non-U.S. banks	(19)	15	(4)	(29)	(2)	(31)
Securities purchased under resale agreements	(13)	6	(7)	(10)	4	(6)
Trading account assets	—	1	1	—	—	—
Investment securities:
U.S. Treasury and federal agencies	(11)	(24)	(35)	(36)	(56)	(92)
State and political subdivisions	90	(77)	13	59	(6)	53
Other investments	(41)	(49)	(90)	88	(309)	(221)
Loans	37	(21)	16	46	(43)	3
Lease financing	(2)	(1)	(3)	(3)	(1)	(4)
Other interest-earning assets	2	1	3	2	(1)	1
Total interest-earning assets	116	(147)	(31)	134	(416)	(282)
Interest expense related to:
Deposits:
Time	11	(2)	9	(8)	(2)	(10)
Savings	5	(3)	2	6	(5)	1
Non-U.S.	7	(12)	(5)	18	(82)	(64)
Securities sold under repurchase agreements	—	(1)	(1)	—	—	—
Federal funds purchased	—	—	—	—	(1)	(1)
Other short-term borrowings	6	(60)	(54)	(14)	2	(12)
Long-term debt	25	(12)	13	45	(35)	10
Other interest-bearing liabilities	4	13	17	1	10	11
Total interest-bearing liabilities	58	(77)	(19)	48	(113)	(65)
Net interest revenue	$58	$(70)	$(12)	$86	$(303)	$(217)

Quarterly Summarized Financial Information (Unaudited)

	2014 Quarters				2013 Quarters
(Dollars and shares in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$2,056	$2,012	$2,039	$1,924	$1,879	$1,883	$1,971	$1,857
Interest revenue	676	671	650	655	684	643	700	687
Interest expense	102	101	89	100	99	97	104	111
Net interest revenue	574	570	561	555	585	546	596	576
Gains (losses) related to investment securities, net	—	—	(2)	6	—	(4)	(7)	2
Total revenue	2,630	2,582	2,598	2,485	2,464	2,425	2,560	2,435
Provision for loan losses	4	2	2	2	6	—	—	—
Total expenses	2,057	1,892	1,850	2,028	1,846	1,722	1,798	1,826
Income before income tax expense	569	688	746	455	612	703	762	609
Income tax expense	77	128	124	92	59	163	183	145
Net income	$492	$560	$622	$363	$553	$540	$579	$464
Net income available to common shareholders	$473	$542	$602	$356	$545	$531	$571	$455
Earnings per common share(1):
Basic	$1.14	$1.28	$1.41	$.83	$1.25	$1.20	$1.26	$1.00
Diluted	1.12	1.26	1.38	.81	1.22	1.17	1.24	.98
Average common shares outstanding:
Basic	417	422	428	431	436	443	452	454
Diluted	424	430	435	439	445	452	461	463
Dividends per common share	$.30	$.30	$.30	$.26	$.26	$.26	$.26	$.26
Common stock price:
High	$80.92	$76.78	$70.20	$76.24	$73.63	$71.27	$68.18	$60.65
Low	64.21	66.42	62.67	64.21	64.25	64.92	54.57	47.71
Closing	78.50	73.61	67.26	69.55	73.39	65.75	65.21	59.09

(1)
Basic earnings per common share for full-year 2014 do not equal the sum of the four quarters for the year. Diluted earnings per common share for full-year 2013 do not equal the sum of the four quarters for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended December 31, 2014, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2014.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2014, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s Report on Internal Control Over Financial Reporting
The management of State Street is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of State Street in conformity with GAAP. State Street's accounting policies and internal control over financial reporting, established and maintained by management, are under the general oversight of State Street's Board of Directors, including the Board's Examining and Audit Committee.
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2014. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2014, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
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

We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). State Street Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 20, 2015

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, referred to as the 2015 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2015 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2015 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2015 Proxy Statement under the caption

“Executive Compensation.” Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2014. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	15,919	(2)	$74.12	21,309
Equity compensation plans not approved by shareholders	24	(3)		—
Total	15,943			21,309

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 12,431 shares subject to deferred stock awards, 60 shares subject to stock options, 1,801 stock appreciation rights, or SARs, and 1,627 shares subject to performance awards (assuming payout at 100% for all awards regarding which performance is uncertain).
(3) Consists of shares subject to deferred stock awards.
Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting or date of grant, if different. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board.  The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 206,868 shares of common stock were outstanding as of December 31, 2014; awards made through June 30, 2003, totaling 23,606 shares outstanding as of December 31, 2014, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2015 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2015 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Condition - As of December 31, 2014 and 2013
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Cash Flows - Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 20, 2015, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ MICHAEL W. BELL
MICHAEL W. BELL,
Executive Vice President and Chief Financial Officer

By	/s/ SEAN P. NEWTH
SEAN P. NEWTH
Senior Vice President, Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2015 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ MICHAEL W. BELL
JOSEPH L. HOOLEY,	MICHAEL W. BELL,
Chairman and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ SEAN P. NEWTH
SEAN P. NEWTH
Senior Vice President, Chief Accounting Officer and Controller

DIRECTORS:

/s/ JOSEPH L. HOOLEY
JOSEPH L. HOOLEY

/s/ JOSE E. ALMEIDA	/s/ LINDA A. HILL
JOSE E. ALMEIDA	LINDA A. HILL

/s/ KENNETT F. BURNES	/s/ ROBERT S. KAPLAN
KENNETT F. BURNES	ROBERT S. KAPLAN

/s/ PETER COYM	/s/ RICHARD P. SERGEL
PETER COYM	RICHARD P. SERGEL

/s/ PATRICK de SAINT-AIGNAN	/s/ RONALD L. SKATES
PATRICK de SAINT-AIGNAN	RONALD L. SKATES

/s/ AMELIA C. FAWCETT	/s/ GREGORY L. SUMME
AMELIA C. FAWCETT	GREGORY L. SUMME

/s/ WILLIAM C. FREDA	/s/ THOMAS J. WILSON
WILLIAM C. FREDA	THOMAS J. WILSON

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended

3.2	By-Laws, as amended

4.1
The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A (File No. 001-07511), as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

4.2
Deposit Agreement, dated August 21, 2012, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on August 21, 2012 and incorporated herein by reference)

4.3
Deposit Agreement, dated March 4, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 4, 2014 filed with the SEC on March 4, 2014 and incorporated herein by reference)

4.4
Deposit Agreement, dated November 25, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated November 25, 2014 filed with the SEC on November 25, 2014 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

10.1†
State Street's Management Supplemental Retirement Plan Amended and Restated, as amended (filed as Exhibit 10.1 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.2†	State Street's Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended

10.3†	Supplemental Cash Incentive Plan, as amended, and form of award and agreement thereunder

10.4†
Form of Amended and Restated Employment Agreement entered into with each of Joseph L. Hooley, Joseph C. Antonellis, James S. Phalen and Michael Rogers (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.5†
Employment Agreement entered into with Michael W. Bell dated June 17, 2013 (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.6†
State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†
State Street’s 1997 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.6 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.8†	State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder

	10.9	[Reserved]

10.10†
State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended(filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014 and incorporated herein by reference)

10.11†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2008, as amended (filed as Exhibit 10.11 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2012 filed with the SEC on February 22, 2013 and incorporated herein by reference)

10.12†
Deferred Compensation Plan for Directors of State Street Corporation, Restated January 1, 2007, as amended (filed as Exhibit 10.12 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2011 filed with the SEC on February 27, 2012 and incorporated herein by reference)

	10.13†	Description of compensation arrangements for non-employee directors

	10.14	[Reserved]

10.15†
Letter Agreement with Joseph C. Antonellis dated April 26, 2010 (filed as Exhibit 10.16 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and incorporated herein by reference)

10.16†
Letter Agreement with Michael W. Bell dated May 23, 2013 (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2013 filed with the SEC on August 6, 2013 and incorporated herein by reference)

10.17A†
Form of Indemnification Agreement between State Street Corporation and each of its directors (filed as Exhibit 10.18A to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.17B†
Form of Indemnification Agreement between State Street Corporation and each of its executive officers (filed as Exhibit 10.18B to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.17C†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its directors (filed as Exhibit 10.18C to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.17D†
Form of Indemnification Agreement between State Street Bank and Trust Company and each of its executive officers (filed as Exhibit 10.18D to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference)

10.18†
2011 Senior Executive Annual Incentive Plan (filed as Exhibit 99.2 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 24, 2011 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2014, 2013 and 2012, (ii) consolidated statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012, (iii) consolidated statement of condition as of December 31, 2014 and December 31, 2013, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2014, 2013 and 2012, (v) consolidated statement of cash flows for the years ended December 31, 2014, 2013 and 2012, and (vi) notes to consolidated financial statements.