Form 10-Q
period 2015-03-31
STATE STREET CORP
filed 2015-05-08
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 411,679,538.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2015

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial support to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide.
As of March 31, 2015, we had consolidated total assets of $279.48 billion, consolidated total deposits of $211.35 billion, consolidated total shareholders' equity of $20.82 billion and 30,495 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia. We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $28.49 trillion of assets under custody and administration and $2.44 trillion of assets under management as of March 31, 2015.
We have two lines of business:
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as the 2014 Form 10-K, previously filed with the Securities and Exchange Commission, or SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2014 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2014 Form 10-K. We did not change these significant accounting policies in the first quarter of 2015.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is prepared on both a GAAP, or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of State Street's underlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP.
We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding State Street's capital position and is of interest to investors. Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable GAAP-basis measure.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), and summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in the Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, expected outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters.
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

•
our ability to attract deposits and other low-cost, short-term funding, our ability to manage levels of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines and our ability to deploy deposits in a profitable manner consistent with our liquidity requirements and risk profile;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2014 Form 10-K. Forward-looking statements in this Form 10-Q should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed above are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended March 31,
	2015	2014	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$2,060	$1,924	7%
Net interest revenue	546	555	(2)
Gains (losses) related to investment securities, net	(1)	6	(117)
Total revenue	2,605	2,485	5
Provision for loan losses	4	2
Total expenses	2,097	2,028	3
Income before income tax expense	504	455	11
Income tax expense	95	92
Net income	$409	$363	13
Adjustments to net income:
Dividends on preferred stock(1)	(31)	(6)	417
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$377	$356	6
Earnings per common share:
Basic	$.91	$.83	10
Diluted	.90	.81	11
Average common shares outstanding (in thousands):
Basic	412,225	430,621
Diluted	418,750	438,815
Cash dividends declared per common share	$.30	$.26
Return on average common equity	7.9%	7.2%

(1) March 31, 2015 included $14 million, $11 million and $6 million related to Series E, Series D and Series C preferred stock, respectively. Refer to note 10 to the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Refer to note 16 to the consolidated financial statements included in this Form 10-Q.
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the first quarter of 2015 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the first quarter of 2015 to those for the first quarter of 2014, is provided under “Consolidated Results of Operations,” which follows these sections.

Highlights

•
Both asset servicing and asset management fees increased 3% in the first quarter of 2015 compared to the first quarter of 2014, mainly the result of net new business installed and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar.

•
In the first quarter of 2015, we recorded a charge of $150 million to increase our legal accrual associated with indirect foreign exchange client activities. This accrual reflects continued negotiations in connection with our intention to seek to resolve the outstanding claims asserted in the United States by federal governmental entities and civil litigants with regard to our indirect foreign exchange client activities. The total legal accrual associated with these matters as of the time of filing this Form 10-Q is $335 million.

•
In the first quarter of 2015, we completed the $1.7 billion common stock purchase program authorized by the Board of Directors in March 2014 with the purchase of approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470 million.

•
In March 2015, our Board approved a new common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016, following the Federal Reserve's Comprehensive Capital Analysis and Review, or CCAR, 2015 process. Our 2015 capital plan includes a proposed increase in our second-quarter 2015 common stock dividend to $0.34 per share.

Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time. State Street’s second-quarter 2015 common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by its Board of Directors at the relevant times.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Additional information with respect to our common stock purchase program is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.
Financial Results

•
Total revenue in the first quarter of 2015 increased 5% compared to the first quarter of 2014, primarily due to a 7% increase in total fee revenue, partially offset by a decline in net interest revenue. Total revenue in the first quarter of 2015 was negatively impacted by the stronger U.S. dollar by approximately $97 million when compared to the first quarter of 2014.

•
Total expenses in the first quarter of 2015 increased 3% compared to the first quarter of 2014, primarily driven by the increased legal accrual associated with indirect foreign exchange client activities, partially offset by a decrease in compensation and employee benefit expenses.

•	Total expenses in the first quarter of 2015 benefited from the stronger U.S. dollar by approximately $77 million compared to the first quarter of 2014.

•
Return on average common shareholders' equity in the first quarter of 2015 increased to 7.9% from 7.2% in the first quarter of 2014. The increase was primarily driven by an increase in net income, partially offset by an increase in our legal accrual associated with indirect foreign exchange activities and preferred stock dividends for the same periods.

•
In the first quarter of 2015, we secured new business of an estimated $214 billion in assets to be serviced; of that total, approximately $99 billion was installed prior to March 31, 2015, with the remaining balance expected to be installed in the remainder of 2015 or later.

•
Net new assets to be managed decreased approximately $38 billion in the first quarter of 2015 primarily due to seasonal outflows from SPY, our Standard & Poor's, or S&P, 500 ETF. Approximately $4 billion of new asset management business that was awarded to SSGA during the quarter was not installed as of March 31, 2015.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the first quarter of 2015 compared to the first quarter of 2014, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2015	2014	% Change
Fee revenue:
Servicing fees	$1,273	$1,238	3%
Management fees	301	292	3
Trading services:
Foreign exchange trading	203	134	51
Brokerage and other trading services	121	119	2
Total trading services	324	253	28
Securities finance	101	85	19
Processing fees and other	61	56	9
Total fee revenue	2,060	1,924	7
Net interest revenue:
Interest revenue	642	655	(2)
Interest expense	96	100	(4)
Net interest revenue	546	555	(2)
Gains (losses) related to investment securities, net	(1)	6	(117)
Total revenue	$2,605	$2,485	5
Fee Revenue
Servicing and management fees collectively comprised approximately 76% of our total fee revenue in the first quarter of 2015, compared to approximately 80% in the first quarter of 2014. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Generally, management fees are affected by changes in month-end valuations of assets under management. Management fees for certain components of managed assets, such as ETFs, are

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

affected by daily average valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, discussed later in this section, as well as our relationship pricing for clients using multiple services.
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
In light of the above, we estimate, using relevant information as of March 31, 2015 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease in worldwide equity valuations, over the relevant periods on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease in worldwide fixed income security valuations, over the relevant periods for or on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 1%.
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

TABLE 3: DAILY, MONTH-END AND YEAR-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,064	1,835	12%	2,056	1,838	12%	2,068	1,872	10%
NASDAQ®	4,825	4,210	15	4,833	4,204	15	4,901	4,199	17
MSCI EAFE®	1,817	1,894	(4)	1,839	1,896	(3)	1,849	1,916	(3)
FEE REVENUE
Table 2: Total Revenue provides the breakout of fee revenue for the quarters ended March 31, 2015 and 2014.
Servicing Fees
Servicing fees in the first quarter of 2015 increased 3% compared to the first quarter of 2014 primarily as a result of the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar. In the first quarter of 2015, servicing fees generated outside the U.S. were approximately 41% of total servicing fees compared to 42% in the first quarter of 2014.

The increase in total assets under custody and administration as of March 31, 2015 compared to December 31, 2014 primarily resulted from new business in assets to be serviced and stronger global equity markets. The increase in total assets under custody and administration as of March 31, 2015 compared to March 31, 2014 primarily resulted from stronger global equity markets, net shareholder subscriptions experienced by our custody clients and new business partially offset by losses of assets serviced. Asset levels as of March 31, 2015 did not reflect the estimated $336 billion of new business in assets to be serviced awarded to us in the first quarter of 2015 and prior periods but not installed prior to March 31, 2015. This new business will be reflected in assets under custody and administration

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

TABLE 4: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	March 31, 2015	December 31, 2014	March 31, 2014
Mutual funds	$7,073	$6,992	$6,908
Collective funds	7,113	6,949	6,637
Pension products	5,745	5,746	5,472
Insurance and other products	8,560	8,501	8,460
Total	$28,491	$28,188	$27,477

TABLE 5: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	March 31, 2015	December 31, 2014	March 31, 2014
Equities	$15,660	$15,876	$15,040
Fixed-income	9,157	8,739	9,053
Short-term and other investments	3,674	3,573	3,384
Total	$28,491	$28,188	$27,477

TABLE 6: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	March 31, 2015	December 31, 2014	March 31, 2014
North America	$21,554	$21,217	$20,540
Europe/Middle East/Africa	5,590	5,633	5,704
Asia/Pacific	1,347	1,338	1,233
Total	$28,491	$28,188	$27,477

(1) Geographic mix is based on the location at which the assets are serviced.

Management Fees
Management fees in the first quarter of 2015 increased 3% compared to the first quarter of 2014 primarily due to net new business and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar. Management fees generated outside the U.S. were approximately 34% of total management fees for the first quarter of 2015, compared to 36% for the first quarter of 2014.

TABLE 7: ASSETS UNDER MANAGMENT BY ASSET CLASS AND INVESTMENT APPROACH
(Dollars in billions)	March 31, 2015	December 31, 2014	March 31, 2014
Equity:
Active	$38	$39	$42
Passive	1,434	1,436	1,323
Total Equity	1,472	1,475	1,365
Fixed-Income:
Active	17	17	16
Passive	306	302	320
Total Fixed-Income	323	319	336
Cash(1)	393	399	419
Multi-Asset-Class Solutions:
Active	31	30	25
Passive	84	97	108
Total Multi-Asset-Class Solutions	115	127	133
Alternative Investments(2):
Active	17	17	16
Passive	123	111	112
Total Alternative Investments	140	128	128
Total	$2,443	$2,448	$2,381

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 8: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(Dollars in billions)	March 31, 2015	December 31, 2014	March 31, 2014
Alternative Investments(2)	$40	$38	$42
Cash	1	1	1
Equity	356	388	308
Fixed-income	43	39	36
Total Exchange-Traded Funds	$440	$466	$387

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 9: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(Dollars in billions)	March 31, 2015	December 31, 2014	March 31, 2014
North America	$1,549	$1,568	$1,480
Europe/Middle East/Africa	566	559	562
Asia/Pacific	328	321	339
Total	$2,443	$2,448	$2,381

(1) Geographic mix is based on client location or fund management location.
In asset management, we experienced net outflows of approximately $38 billion as of March 31, 2015 since December 31, 2014, primarily composed of approximately $27 billion of net outflows from ETFs, approximately $8 billion of net outflows from long-term institutional portfolios and approximately $3 billion of outflows from money market funds. This decrease in total assets under management resulted primarily from seasonal outflows from SPY, our S&P 500 ETF and the strengthening U.S. dollar, partially offset by the stronger U.S. equity markets. The increase in total assets under management as of March 31, 2015 compared to March 31, 2014 resulted primarily from stronger U.S. equity markets and new business, partially offset by net business lost and the strengthening U.S. dollar.

TABLE 10: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash	Multi-Asset-Class Solutions	Alternative Investments	Total
Balance as of March 31, 2014	$1,365	$336	$419	$133	$128	$2,381
Long-term institutional inflows(1)	197	62	—	34	11	304
Long-term institutional outflows(1)	(200)	(86)	—	(23)	(8)	(317)
Long-term institutional flows, net	(3)	(24)	—	11	3	(13)
ETF flows, net	53	3	—	—	(3)	53
Cash fund flows, net	—	—	(12)	—	—	(12)
Total flows, net	50	(21)	(12)	11	—	28
Market appreciation(2)	96	23	(2)	(12)	8	113
Foreign exchange impact(2)	(36)	(19)	(6)	(5)	(8)	(74)
Total market/foreign exchange impact	60	4	(8)	(17)	—	39
Balance as of December 31, 2014	1,475	319	399	127	128	2,448
Long-term institutional inflows(1)	67	19	—	10	9	105
Long-term institutional outflows(1)	(66)	(17)	—	(25)	(5)	(113)
Long-term institutional flows, net	1	2	—	(15)	4	(8)
ETF flows, net	(33)	4	—	—	2	(27)
Cash fund flows, net	—	—	(3)	—	—	(3)
Total flows, net	(32)	6	(3)	(15)	6	(38)
Market appreciation(2)	47	5	1	7	11	71
Foreign exchange impact(2)	(18)	(7)	(4)	(4)	(5)	(38)
Total market/foreign exchange impact	29	(2)	(3)	3	6	33
Balance as of March 31, 2015	$1,472	$323	$393	$115	$140	$2,443

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Amounts represent aggregate impact on each product category for the period.
The net outflows of approximately $38 billion in assets under management as of March 31, 2015 since December 31, 2014 presented in the preceding table did not include approximately $4 billion of new asset management business, which was awarded to SSGA, but not installed as of March 31, 2015. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.

Total assets under management as of March 31, 2015 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services

TABLE 11: TRADING SERVICES REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2015	2014	% Change
Foreign exchange trading:
Direct sales and trading	$135	$71	90%
Indirect foreign exchange trading	68	63	8
Total foreign exchange trading	203	134	51
Brokerage and other trading services:
Electronic foreign exchange services	48	48	—
Other trading, transition management and brokerage	73	71	3
Total brokerage and other trading services	121	119	2
Total trading services revenue	$324	$253	28
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
Total FX trading revenue increased 51% compared to the first quarter of 2014, primarily the result of higher volatility and client volumes.
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
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading,” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service, or to one of our electronic trading platforms. Street FX, in which we continue to act as a principal market maker, enables our clients to define their FX execution strategy and automate the FX trade execution process, both for funds under custody with us as well as those under custody at another bank.
Our direct sales and trading revenue increased 90% in the first quarter of 2015 compared to the first quarter of 2014. The increase primarily resulted from higher currency volatility, market making activities and client volumes. Our estimated indirect FX trading revenue increased 8% in the first quarter of 2015, compared to the first quarter of 2014. The increase mainly resulted from higher currency volatility and client volumes and spreads.
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
Total brokerage and other trading services revenue increased 2% in the first quarter of 2015 compared to the first quarter of 2014. Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services in the first quarter of 2015 was flat compared to the first quarter of 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The 3% increase in other trading, transition management and brokerage revenue for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in other trading revenue, partially offset by lower transition management revenue. In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business. While the decrease in revenue in the first quarter of 2015, relative to the first quarter of 2014, may not have been attributable to a continuation of those effects, the reputational and regulatory impact of those compliance issues may adversely affect our transition management revenue in future periods.
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
See Table 2: Total Revenue for the comparison of securities finance revenue for the quarters ended March 31, 2015 and 2014.
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split.
 As principal, our enhanced custody business borrows securities from the lending client and then lends such securities to the subsequent borrower, either a State Street client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and requires us to execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through our assets under custody and administration, from clients who have designated State Street as an eligible borrower.
Securities finance revenue increased 19% in the first quarter of 2015 compared to the first quarter of 2014. The increase was mainly the result of new business from enhanced custody and the impact of higher lending volumes associated with our agency lending program.
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
Processing fees and other revenue increased 9% in the first quarter of 2015 compared to the first quarter of 2014, as shown in Table 2: Total Revenue. The increase was mainly due to lower amortization of tax-advantaged investments.
NET INTEREST REVENUE
See Table 2: Total Revenue for the breakout of interest revenue and interest expense for the quarters ended March 31, 2015 and 2014.
Net interest revenue is defined as interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt. Net interest margin represents the relationship between annualized fully taxable-equivalent net interest revenue and average total interest-earning assets for the period. It is calculated by dividing fully taxable-equivalent net interest revenue by average interest-earning assets. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 12: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended March 31,
	2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$71,568	$54.30%		$33,410	$34.42%
Securities purchased under resale agreements	2,449	11	1.88	6,631	9.53
Trading account assets	1,117	—	—	901	—	—
Investment securities	112,656	544	1.93	117,835	597	2.02
Loans and leases	18,025	74	1.65	14,602	58	1.61
Other interest-earning assets	20,544	3.06		13,527	1.02
Average total interest-earning assets	$226,359	$686	1.23	$186,906	$699	1.52
Interest-bearing deposits:
U.S.	$30,174	$10.13%		$12,072	$1.03%
Non-U.S.	103,831	16.06		101,282	14.06
Securities sold under repurchase agreements	9,354	—	—	8,424	—	—
Federal funds purchased	24	—	—	20	—	—
Other short-term borrowings	4,448	1.13		3,909	15	1.57
Long-term debt	9,736	62	2.54	9,668	63	2.60
Other interest-bearing liabilities	7,465	7.41		6,758	7.43
Average total interest-bearing liabilities	$165,032	$96.24		$142,133	$100.29
Interest-rate spread			.99%			1.23%
Net interest revenue—fully taxable-equivalent basis		$590			$599
Net interest margin—fully taxable-equivalent basis			1.06%			1.30%
Tax-equivalent adjustment		(44)			(44)
Net interest revenue—GAAP basis		$546			$555
Net interest revenue decreased 2% on a fully taxable-equivalent basis in the first quarter of 2015 compared to the first quarter of 2014. The decrease was generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were higher for the first quarter of 2015 compared to the first quarter of 2014 as a result of elevated levels of client deposits invested in interest-bearing deposits with banks, higher average loans and leases and higher levels of cash collateral (included in other interest-earning assets in Table 12: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis) provided in connection with our enhanced custody business.
The higher level of investment in interest-bearing deposits with banks resulted from continued higher levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
During the past year, our clients have continued to place elevated levels of deposits with us, as central bank actions have resulted in high levels of liquidity and low global interest rates. We evaluate deposits as either inherent in our relationship with our custodial clients, which we generally invest in our investment portfolio, or transient, or excess, deposits, which we generally deposit with central banks. Deposits with central banks generate low returns. Consequently, the elevated levels of these transient deposits has contributed to a reduction of our net interest margin relative to historical levels.
The deposits with central banks are also included in our total consolidated assets, and higher deposit levels also impact our regulatory leverage ratios. We are engaging in discussions with clients regarding deposit levels and are developing plans to better balance our clients' cash management needs with our economic and regulatory objectives. These efforts may not achieve their intended goals.
The effects of the recent stronger U.S. dollar relative to other currencies, particularly the Euro, has exacerbated the negative effect on our net interest revenue.  If European Central Bank, or ECB,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue likely will continue or worsen.
Negative interest income is included in interest expense and negative interest expense is included within interest income.
We recorded aggregate discount accretion in interest revenue of $25 million in the first quarter of 2015 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we also recorded total discount accretion in interest revenue of $2.05 billion (including $119 million for the twelve months ended December 31, 2014, $137 million for the twelve months ended December 31, 2013, $215 million for the twelve months ended December 31, 2012, $220 million for the twelve months ended December 31, 2011, $712 million for the twelve months ended December 31, 2010 and $621 million for the twelve months ended December 31, 2009). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2015 to generate discount accretion in future periods of approximately $343 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $71.57 billion for the quarter ended March 31, 2015, compared to $33.41 billion for the quarter ended March 31, 2014. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and due to the continued elevated levels of client deposits and our investment of the excess deposits with central banks.
If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities decreased to $112.66 billion for the quarter ended March 31, 2015 compared to $117.84 billion for the quarter ended March 31, 2014 as we continue to reposition our investment portfolio in light of the requirements of the liquidity coverage ratio. Detail with respect to our investment securities portfolio as of March 31, 2015 and December 31, 2014 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and leases averaged $18.03 billion for the quarter ended March 31, 2015, up from $14.60 billion for the quarter ended March 31, 2014. The increase was mainly related to mutual fund lending and our continued investment in senior secured bank loans. Mutual fund lending and senior secured bank loans averaged approximately $10.61 billion and $2.34 billion, respectively, for the quarter ended March 31, 2015 compared to $8.60 billion and $963 million for the quarter ended March 31, 2014, respectively.
Average loans and leases also include short-duration advances.

TABLE 13: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended March 31,
(In millions)	2015	2014
Average U.S. short-duration advances	$2,364	$2,079
Average non-U.S. short-duration advances	1,520	1,411
Average total short-duration advances	$3,884	$3,490
Average short-duration advances to average loans and leases	22%	24%
The decline in the proportion of the average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Although average short-duration advances for the quarter ended March 31, 2015 increased compared to the quarter ended March 31, 2014, such average short-duration advances provided by us remained low relative to historical levels, primarily the result of higher levels of liquidity held by our clients.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Average other interest-earning assets increased to $20.54 billion for the quarter ended March 31, 2015 from $13.53 billion for the quarter ended March 31, 2014. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 9% of our average total interest-earning assets for the first quarter of 2015, compared to approximately 7% of our average total interest-earning assets for the first quarter of 2014, as this business continued to grow. While the enhanced custody business supports our overall profitability by generating securities finance revenue, it puts downward pressure on our net interest margin, as interest income on the receivable associated with the cash collateral we provide is earned at a lower rate compared to our investment securities portfolio.
Aggregate average interest-bearing deposits increased to $134.01 billion for the quarter ended March 31, 2015 from $113.35 billion for the quarter ended March 31, 2014. The higher levels were primarily the result of increases in both U.S. and non-U.S. transaction accounts and time deposits. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $4.45 billion for the quarter ended March 31, 2015 from $3.91 billion for the quarter ended March 31, 2014. The increase was the result of a higher level of client demand for our commercial paper. The decline in interest rates paid from 1.6% in the first quarter of 2014 to 0.1% in the first quarter of 2015 resulted from a reclassification of certain derivative contracts that hedge our interest-rate risk on certain assets and liabilities, which reduced interest revenue and interest expense.
Average long-term debt increased to $9.74 billion for the quarter ended March 31, 2015 from $9.67 billion for the quarter ended March 31, 2014. The increase primarily reflected the issuance of $1.0 billion of senior debt issued in December 2014. This was partially offset by a $900 million extendible note called at the end of February 2015, the maturities of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities increased to $7.47 billion for the quarter ended March 31, 2015 from $6.76 billion for the quarter ended March 31, 2014, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 14: INVESTMENT SECURITIES GAINS (LOSSES), NET
	Quarters Ended March 31,
(In millions)	2015	2014
Net realized gains from sales of available-for-sale securities	$—	$15
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	(8)
Net impairment losses(1)	(1)	(9)
Gains (losses) related to investment securities, net	$(1)	$6

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(9)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	—
Net impairment losses	$(1)	$(9)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, or for other reasons. In the first quarter of 2015, we sold approximately $1.66 billion of such investment securities, compared to approximately $1.82 billion in the first quarter of 2014. We did not record any net realized gains in the first quarter of 2015. We recorded $15 million of net realized gains in the first quarter of 2014, as presented in the preceding table.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $4 million in the first quarter of 2015 compared to $2 million in the first quarter of 2014. The provisions in both periods were recorded in connection with our exposure to non-investment-grade borrowers composed of senior secured bank loans, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market. The increase in the provision in the year-to-year comparison reflected growth of the portfolio. Additional information about these senior secured bank loans is provided under “Financial Condition - Loans and Leases” in this Management's Discussion and Analysis and in note 4 to the consolidated financial statements included in this Form 10-Q.

EXPENSES

TABLE 15: EXPENSES
	Quarters Ended March 31,
(Dollars in millions)	2015	2014	% Change
Compensation and employee benefits	$1,087	$1,157	(6)%
Information systems and communications	247	244	1
Transaction processing services	197	191	3
Occupancy	113	114	(1)
Acquisition costs	5	21	(76)
Restructuring charges, net	1	12	(92)
Other:
Professional services	96	105	(9)
Amortization of other intangible assets	50	54	(7)
Securities processing costs	20	23	(13)
Regulatory fees and assessments	34	19	79
Other	247	88	181
Total other	447	289	55
Total expenses	$2,097	$2,028	3
Number of employees at quarter-end	30,495	29,530
Compensation and employee benefits expenses decreased 6% in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily the result of severance costs of $72 million recorded in the first quarter of 2014 associated with staffing reductions.
Compensation and employee benefits expenses in the first quarter of 2015 and the first quarter of 2014 included approximately $137 million and $146 million, respectively, associated with the seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
Expenses for transaction processing services increased 3% in the first quarter of 2015 compared to the first quarter of 2014. The increase primarily relates to higher transaction volumes in the investment servicing business.
Other expenses increased 55% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a legal accrual of $150 million in connection with our indirect foreign exchange client activities, higher levels of regulatory fees and assessments, partially offset by lower professional services costs. The legal accrual is further discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our compliance obligations have increased significantly due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a global systemically important bank, or G-SIB, has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
Acquisition Costs
In the first quarter of 2015, we recorded acquisition costs of $5 million, compared to $21 million in the first quarter of 2014. These amounts related to previously disclosed acquisitions.
Restructuring Charges
In the first quarter of 2015, we recorded net restructuring charges of $1 million compared to $12 million in the first quarter of 2014. The amounts recorded in the first quarter of 2014 mainly related to our recently completed Business Operations and Information Technology Transformation program.
Income Tax Expense
Income tax expense was $95 million in the first quarter of 2015 compared to $92 million in the first quarter of 2014. Our effective tax rate in the first quarter of 2015 was 18.9% and included effects of the legal accrual of $150 million relating to our indirect foreign exchange client activities, compared to 20.3% in the first quarter of 2014, which included the impact of a one-time Italian tax on banks and insurance companies.
LINE OF BUSINESS INFORMATION
We have two lines of business: Investment Servicing and Investment Management. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, is provided in note 24 to the consolidated financial statements included in our 2014 Form 10-K.
The “Other” information presented below represents costs incurred that are not allocated to our business lines, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies. “Other” for the first quarter of 2015 included net costs of $5 million composed of the following -

•	Net acquisition and restructuring costs of $6 million; and

•	Net severance cost credit adjustment of $1 million.
“Other” for the first quarter of 2014 included costs of $111 million composed of the following -

•	Net severance costs associated with staffing realignment of $72 million;

•	Net acquisition and restructuring costs of $33 million; and

•	Provisions for legal contingencies of $6 million.
Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2015.
Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change
Servicing fees	$1,273	$1,238	3%
Trading services	315	241	31
Securities finance	101	85	19
Processing fees and other	59	55	7
Total fee revenue	1,748	1,619	8
Net interest revenue	545	551	(1)
Gains (losses) related to investment securities, net	(1)	6	(117)
Total revenue	2,292	2,176	5
Provision for loan losses	4	2	100
Total expenses	1,836	1,672	10
Income before income tax expense	$452	$502	(10)
Pre-tax margin	20%	23%
Total revenue and total fee revenue in the first quarter of 2015 for our Investment Servicing line of business, presented in Table 16: Investment Servicing Line of Business Results, increased 5% and 8%, respectively, compared to the first quarter of 2014.
Servicing fees increased 3% in the first quarter of 2015 compared to the first quarter of 2014,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

primarily the result of the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and stronger global equity markets, partially offset by the impact of the strong U.S. dollar.
Trading services revenue increased 31% in the first quarter of 2015 compared to the first quarter of 2014, primarily the result of higher foreign exchange volatility, market making activity and client volumes, partially offset by a decline in transition management revenue.
Securities finance revenue increased 19% in the first quarter of 2015 compared to the first quarter of 2014, mainly the result of new business from enhanced custody and higher loan volumes associated with our lending program.
Processing fees and other revenue increased 7% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher loan service fees due to higher average loan volumes.
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
Net interest revenue decreased 1% in the first quarter of 2015 compared to the first quarter of 2014, primarily the result of lower yields on interest earning assets, as lower global interest rates affected our revenue from floating-rate assets, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses increased 10% in the first quarter of 2015 compared to the first quarter of 2014, primarily driven by increases in other expenses for a legal accrual recorded in connection with our indirect foreign exchange client activities, as well as increases in transaction processing services. The expense increase was partially offset by the impact of the strong U.S. dollar.

Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change
Management fees	$301	$292	3%
Trading services	9	12	(25)
Processing fees and other	2	1	100
Total fee revenue	312	305	2
Net interest revenue	1	4	(75)
Total revenue	313	309	1
Total expenses	256	245	4
Income before income tax expense	$57	$64	(11)
Pre-tax margin	18%	21%
Total revenue and total fee revenue for our Investment Management line of business, presented in Table 17: Investment Management Line of Business Results, increased 1% and 2%, respectively, in the first quarter of 2015 compared to the first quarter of 2014. The increase in total fee revenue primarily resulted from increases in management fees, partially offset by lower trading services revenue.
Management fees increased 3% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to net new business and stronger U.S. equity markets, partially offset by the impact of the strong U.S. dollar. Trading services revenue declined 25% in the first quarter of 2015 compared to the first quarter of 2014, mainly due to lower distribution fees associated with the SPDR® Gold ETF, which resulted from outflows in 2014, and a lower average gold price during the period.
Management fees for the Investment Management business line are consistent with the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses increased 4% in the first quarter of 2015 compared to the first quarter of 2014, primarily driven by higher incentive compensation and transaction processing services, partially offset by the impact of the strong U.S. dollar.

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

TABLE 18: AVERAGE STATEMENT OF CONDITION(1)

	Quarters Ended March 31,
	2015	2014
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$71,568	$33,410
Securities purchased under resale agreements	2,449	6,631
Trading account assets	1,117	901
Investment securities	112,656	117,835
Loans and leases	18,025	14,602
Other interest-earning assets	20,544	13,527
Average total interest-earning assets	226,359	186,906
Cash and due from banks	2,397	4,618
Other noninterest-earning assets	30,326	24,045
Average total assets	$259,082	$215,569
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$30,174	$12,072
Non-U.S.	103,831	101,282
Total interest-bearing deposits	134,005	113,354
Securities sold under repurchase agreements	9,354	8,424
Federal funds purchased	24	20
Other short-term borrowings	4,448	3,909
Long-term debt	9,736	9,668
Other interest-bearing liabilities	7,465	6,758
Average total interest-bearing liabilities	165,032	142,133
Noninterest-bearing deposits	55,066	40,711
Other noninterest-bearing liabilities	17,767	12,034
Preferred shareholders’ equity	1,961	722
Common shareholders’ equity	19,256	19,969
Average total liabilities and shareholders’ equity	$259,082	$215,569

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2015	December 31, 2014
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,996	$10,655
Mortgage-backed securities	21,046	20,714
Asset-backed securities:
Student loans(1)	12,064	12,460
Credit cards	2,917	3,053
Sub-prime	911	951
Other	4,028	4,145
Total asset-backed securities	19,920	20,609
Non-U.S. debt securities:
Mortgage-backed securities	8,664	9,606
Asset-backed securities	3,361	3,226
Government securities	3,811	3,909
Other	5,231	5,428
Total non-U.S. debt securities	21,067	22,169
State and political subdivisions	11,049	10,820
Collateralized mortgage obligations	5,830	5,339
Other U.S. debt securities	4,073	4,109
U.S. equity securities	39	39
Non-U.S. equity securities	2	2
U.S. money-market mutual funds	582	449
Non-U.S. money-market mutual funds	8	8
Total	$96,612	$94,913

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,112	$5,114
Mortgage-backed securities	57	62
Asset-backed securities:
Student loans(1)	1,755	1,814
Credit cards	897	897
Other	545	577
Total asset-backed securities	3,197	3,288
Non-U.S. debt securities:
Mortgage-backed securities	3,275	3,787
Asset-backed securities	2,298	2,868
Government securities	148	154
Other	65	72
Total non-U.S. debt securities	5,786	6,881
State and political subdivisions	3	9
Collateralized mortgage obligations	2,090	2,369
Total	$16,245	$17,723

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
Additional information about our investment securities portfolio is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities that we consider to be core deposits and in the context of the overall structure of our consolidated statement of condition, in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.
Approximately 91% of the carrying value of the portfolio rated “AAA” or “AA” as of March 31, 2015 and 90% as of December 31, 2014.

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2015	December 31, 2014
AAA(1)	75%	73%
AA	16	17
A	6	6
BBB	2	2
Below BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2015, the investment portfolio of 16,778 securities was diversified with respect to asset class. Approximately 62% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities, compared to 64% as of December 31, 2014. The asset-backed securities portfolio, of which approximately 96% of the carrying value as of both March 31, 2015 and December 31, 2014, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of March 31, 2015, we held approximately $4.30 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $86 million, composed of gross unrealized gains of $95 million and gross unrealized losses of $9 million. Comparatively, as of December 31, 2014, we held approximately $4.54 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $97 million composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestiture occurs or on our consolidated financial condition.
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
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of our investment securities portfolio was composed of non-U.S. debt securities as of March 31, 2015 compared to approximately 26% as of December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	March 31, 2015	December 31, 2014
Available for Sale:
United Kingdom	$6,664	$6,925
Australia	3,467	3,401
Netherlands	2,761	3,219
Canada	2,734	2,711
France	1,173	1,407
South Korea	909	920
Japan	858	860
Germany	773	810
Norway	536	438
Italy	411	464
Finland	321	513
Belgium	107	120
Sweden	96	103
Austria	65	73
Other(1)	192	205
Total	$21,067	$22,169
Held to Maturity:
United Kingdom	$1,604	$1,779
Australia	1,407	1,712
Germany	1,265	1,651
Netherlands	989	1,128
Spain	113	155
Italy	67	79
Ireland	60	68
Other(2)	280	309
Total	$5,785	$6,881

(1) Included approximately $59 million and $66 million as of March 31, 2015 and December 31, 2014, respectively, related to Portugal, Ireland and Spain, all of which were mortgage-backed securities.
(2) Included approximately $32 million and $36 million as of March 31, 2015 and December 31, 2014, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 89% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2015 and December 31, 2014, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2015 and December 31, 2014, approximately 73% and 74%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, the securities are considered to have minimal interest-rate risk.
As of March 31, 2015, these non-U.S. debt securities had an average market-to-book ratio of 101.3%, and an aggregate pre-tax net unrealized gain of approximately $355 million, composed of gross unrealized gains of $383 million and gross unrealized losses of $28 million. These unrealized amounts included a pre-tax net unrealized gain of $207 million, composed of gross unrealized gains of $217 million and gross unrealized losses of $10 million, associated with non-U.S. debt securities available for sale.

As of March 31, 2015, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of March 31, 2015 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Securities
We carried approximately $11.05 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2015 as shown in Table 19: Carrying Values of Investment Securities. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $7.75 billion of credit and liquidity facilities to municipal issuers as a form of credit enhancement.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities	Total	% of Total Municipal Exposure
March 31, 2015
State of Issuer:
Texas	$1,372	$1,457	$2,829	15%
California	464	1,835	2,299	12
New York	928	1,024	1,952	10
Massachusetts	998	845	1,843	10
Maryland	487	416	903	5
Washington	720	131	851	5
Total	$4,969	$5,708	$10,677

December 31, 2014
State of Issuer:
Texas	$1,326	$1,405	$2,731	15%
California	458	1,837	2,295	12
New York	920	996	1,916	10
Massachusetts	989	847	1,836	10
Maryland	446	416	862	5
Total	$4,139	$5,501	$9,640

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.80 billion and $18.44 billion across our businesses as of March 31, 2015 and December 31, 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 89% of the obligors rated “AAA” or “AA” as of March 31, 2015. As of that date, approximately 60% and 39% of our aggregate exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

The increase in the net unrealized gain position as of March 31, 2015 from December 31, 2014, presented in Table 23: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to both declining interest rates and narrowing spreads in the first quarter of 2015.

TABLE 23: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	March 31, 2015			December 31, 2014
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$95,524	$1,088	$96,612	$94,108	$805	$94,913
Held to maturity(1)	16,245	172	16,417	17,723	119	17,842
Total investment securities	$111,769	$1,260	$113,029	$111,831	$924	$112,755
Net after-tax unrealized gain (loss)		$756			$554

(1) Securities available for sale are carried at fair value, with after-tax net unrealized gains and losses recorded in accumulated other comprehensive income, or AOCI. Securities held to maturity are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
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
In the aggregate, we recorded net losses from other-than-temporary impairment of $1 million in the first quarter of 2015, compared to $9 million in the first quarter of 2014. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $442 million as of March 31, 2015 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to other-than-temporary impairments, net impairment losses and gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given our U.S. mortgage-backed securities exposure, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in the U.S. housing market in addition to trends in unemployment rates, interest rates and the timing of defaults. Overall, our evaluation of other-than-temporary impairment as of March 31, 2015 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

March 31, 2015, that our investment securities portfolio was less exposed to the U.S. housing market outlook relative to other factors, including unemployment rates, interest rates and timing of default. The timeline to liquidate distressed loans continues to extend, but to a lesser degree as a result of strengthening in the national housing market. The timing of default may affect, among other things, the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 5% and 15%. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analyses in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, based on our stress testing and sensitivity analyses, we estimate, using relevant information as of March 31, 2015 and assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices deteriorate over the relevant periods more than we expected for Spain, Italy, Ireland and Portugal as of March 31, 2015, other-than-temporary impairment could increase by a range of zero to $20 million. This sensitivity estimate is based on a number of factors. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated. For information about the review of securities for impairment, refer to pages 73 to 75 in the 2014 Form 10-K.

Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	March 31, 2015	December 31, 2014
Institutional:
U.S.	$14,971	$14,908
Non-U.S.	3,313	3,263
Commercial real estate:
U.S.	35	28
Total loans and leases	$18,319	$18,199
The increase in loans in the institutional segment as of March 31, 2015 as compared to December 31, 2014 was primarily driven by higher levels of short-duration advances and increased investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans.
Short-duration advances to our clients included in the institutional segment were $4.08 billion and $3.54 billion as of March 31, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
As of March 31, 2015 and December 31, 2014, our investment in senior secured bank loans totaled approximately $2.53 billion and $2.07 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2015 and December 31, 2014 of $236 million and $337 million, respectively, to participate in such syndications.
These senior secured bank loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 98% of the loans rated “BB” or “B” as of March 31, 2015, compared to 95% as of December 31, 2014. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of March 31, 2015 and December 31, 2014, our allowance for loan losses included approximately $30 million and $26 million, respectively, related to these senior secured bank loans. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2015 and December 31, 2014, unearned income deducted from our investment in leveraged lease financing was $107 million and $109 million, respectively, for U.S. leases and $253 million and $261 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
As of both March 31, 2015 and December 31, 2014 no CRE loans were modified in troubled debt restructurings. No loans were modified in troubled debt restructurings in the first quarter of 2015 or in all of 2014.

TABLE 25: ALLOWANCE FOR LOAN LOSSES
	Quarters Ended March 31,
	2015	2014
(In millions)
Allowance for loan losses:
Beginning balance	$37	$28
Provision for loan losses:
Institutional	4	2
Ending balance	$41	$30
The provision of $4 million recorded in the first quarter of 2015 was associated with the secured bank loans as the portfolio continue to grow and become more seasoned. The senior secured bank loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
As of March 31, 2015, approximately $30 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial and financial loans in the institutional segment.

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
The total cross-border outstandings presented in Table 26: Cross-Border Outstandings represented approximately 19% and 17% of our consolidated total assets as of March 31, 2015 and December 31, 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 26: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2015
United Kingdom	$17,012	$1,903	$18,915
Japan	11,726	226	11,952
Germany	6,644	832	7,476
Australia	6,096	624	6,720
Netherlands	3,902	801	4,703
Canada	3,282	1,062	4,344
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2015 the only country whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated total assets was Ireland of approximately $2.2 billion. As of December 31, 2014, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated total assets.

TABLE 27: CROSS-BORDER OUTSTANDINGS (SPAIN, ITALY, IRELAND AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2015
Ireland	$510	$1,664	$2,174
Italy	841	14	855
Spain	113	47	160
Portugal	61	—	61
December 31, 2014
Ireland	$510	$1,253	$1,763
Italy	907	11	918
Spain	155	71	226
Portugal	69	—	69
The aggregate cross-border exposures presented in Table 27: Cross-Border Outstandings (Spain, Italy, Ireland and Portugal), consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We did not record any provisions for loan losses with respect to any of our exposure in these countries as of March 31, 2015 and December 31, 2014.

Our aggregate exposure to Spain, Italy, Ireland and Portugal as of March 31, 2015 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $742 million of mortgage- and asset-backed securities composed of $113 million in Spain, $478 million in Italy, $90 million in Ireland and $61 million in Portugal as of March 31, 2015. These mortgage- and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $104 million, composed of gross unrealized gains of $105 million and gross unrealized losses of $1 million as of March 31, 2015. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in either the first quarter of 2015 or the first quarter of 2014.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in our 2014 Form 10-K.
The scope of our business requires that we balance these risks with a comprehensive and well-integrated risk management function. The identification, assessment, monitoring, mitigation and reporting of risks are essential to our financial performance and successful management of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

businesses. These risks, if not effectively managed, can result in losses to State Street as well as erosion of our capital and damage to our reputation. Our systematic approach allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return. For additional information on our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 78 to 83 in the 2014 Form 10-K.
Credit Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions. For additional information on our credit risk management, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 83 to 88 in the 2014 Form 10-K.
Liquidity Risk Management
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of overnight interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of March 31, 2015, the value of parent company's net liquid assets totaled $5.17 billion, compared with $6.03 billion as of December 31, 2014. As of March 31, 2015, our parent company and State Street Bank have approximately $1 billion and $0.6 million, respectively, of senior and subordinated notes outstanding that will mature in the next twelve months.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 88 to 94 in the 2014 Form 10-K.
Liquidity Coverage Ratio
On September 3, 2014, U.S. banking regulators issued a final rule to implement the Basel Committee's liquidity coverage ratio, or LCR, in the U.S. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from idiosyncratic or market stress, and improve the measurement and management of liquidity risk.
The LCR measures an institution’s high-quality liquid assets, or HQLA, against its net cash outflows. The LCR is being phased in, beginning on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.
Beginning with January 2015, State Street is required to report its LCR to the Federal Reserve on a monthly basis. Daily reporting of the LCR to the Federal Reserve will be required beginning July 1, 2015. As of March 31, 2015, our LCR was in excess of the minimum required threshold of 100%.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other the types of investments, resulting in a negative impact on our net interest revenue and our net interest margin.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  For example, if the percentage of our operational deposits relative to deposits that are not maintained for operational purposes increases, we would expect to require less HQLA in order to maintain our LCR.  Conversely, if the percentage of deposits that are not maintained for operational purposes increases relative to our operational deposits, we would expect

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to require additional HQLA in order to maintain our LCR.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and for comparison purposes our HQLA, under the LCR final rule definition, are estimated to be $113.75 billion and $115.58 billion as of March 31, 2015 and December 31, 2014, respectively.

TABLE 28: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	March 31, 2015	December 31, 2014
Excess Central Bank Balances	$73,668	$85,176
U.S. Treasuries	19,538	10,308
Other Investment securities	17,063	16,545
Foreign government	3,482	3,554
Total	$113,751	$115,583

With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of March 31, 2015, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $73.67 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $85.18 billion as of December 31, 2014. The increase in investment securities as of March 31, 2015 compared to December 31, 2014, presented in the table, was mainly associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2015 and December 31, 2014, we had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $57.55 billion as of March 31, 2015, compared to $60.10 billion as of December 31, 2014. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $23.88 billion and $24.43 billion as of March 31, 2015 and December 31, 2014, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2015, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Funding
Deposits
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

TABLE 29: CLIENT DEPOSITS
			Average Balance
	March 31,		Quarters Ended March 31,
(In millions)	2015	2014	2015	2014
Client deposits(1)	$193,132	$194,648	$176,691	$154,065

(1) Balance as of March 31, 2015 excluded term wholesale certificates of deposit, or CDs, of $11.22 billion; average balances for the three months ended March 31, 2015 excluded average CDs of $12.38 billion. We did not have any CDs outstanding as of March 31, 2014 and our average balances for the three months ended March 31, 2014 did not include any CDs.
Short-Term Funding
Our corporate commercial paper program, under which we can issue up to $3.0 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $2.46 billion and $2.48 billion of commercial paper outstanding as of March 31, 2015 and December 31, 2014, respectively.
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

Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $10.16 billion and $8.93 billion as of March 31, 2015 and December 31, 2014, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $632 million as of March 31, 2015, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2015, there was no balance outstanding on this line of credit.
Long-Term Funding
As of March 31, 2015, State Street Bank had Board of Directors, or Board, authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of March 31, 2015, $4.1 billion was available for issuance pursuant to this authority. As of March 31, 2015, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of March 31, 2015 and December 31, 2014 by counterparties in the event of a one-notch or two-notch downgrade in our credit ratings was $13 million and $19 million, respectively. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
On March 17, 2015, Moody’s Investors Service announced multiple rating actions, following its publication of a new bank rating methodology, affecting 1,021 out of 1,934 rated banking entities, including State Street.  As a result, Moody’s placed the following ratings for State Street Corporation and State Street Bank under review:  State Street Corporation and State Street Bank, review for a downgrade of long-term senior debt; State Street Bank, review for an upgrade of long term deposits; and State Street Corporation, review for an upgrade of preferred equity.
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
We have established an operational risk framework that is based on three major goals:
•Strong, active governance;
•Ownership and accountability; and
•Consistency and transparency.

For additional information about our operational risk framework, see pages 94 to 97 in the 2014 Form 10-K.
Market Risk Management
Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We are exposed to market risk in both our trading and certain of our non-trading, or asset-and-liability management, activities. For more information on our market risk associated with our trading activities, market risk governance and covered positions, see pages 97 to 104 in the 2014 Form 10-K.
Information about the market risk associated with our non-trading activities, which consists primarily of interest-rate risk, is provided below under “Asset-and-Liability Management Activities.”
Trading Activities
In the conduct of our trading activities, we assume market risk, the level of which is a function of our overall risk appetite, business objectives and liquidity needs, our clients' requirements and market volatility, as well as our execution against those factors. For additional information about the market risk associated with our trading activities, see pages 97 to 98 in the 2014 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2015, the notional amount of these derivative contracts was $1.43 trillion, of which $1.42 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
Value-at-Risk, Stress Testing and Stressed VaR
We use a variety of risk measurement tools and methodologies, including Value-at-Risk, or VaR, which is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement methodology to measure trading-related VaR daily. We have adopted standards for measuring trading-related VaR, and we maintain regulatory capital for market risk associated with our trading activities in conformity with currently applicable bank regulatory market risk requirements. For additional information about our VaR measurement tools and methodologies, refer to pages 98 to 99 of the 2014 Form 10-K.
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
The sixty-day moving average of our stressed VaR-based measure was approximately $56 million for the twelve months ended March 31, 2015, compared to a sixty-day moving average of $31 million for the twelve months ended March 31, 2014.
The increase in the sixty-day moving average of our stressed VaR-based measure for the twelve months ended March 31, 2015 compared to the twelve months ended March 31, 2014 was primarily the result of an extension of the tenor of foreign exchange swaps by Global Treasury designed to improve our liquidity position. The tenor extension gives rise to additional market risk in our stressed VaR calculation.
Stress-testing results and limits are actively monitored on a daily basis by Enterprise Risk Management, or ERM, and reported to the Trading and Markets Risk Committee, or TMRC. Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
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
We experienced no back-testing exceptions in the first quarter of 2015 and the full-year of 2014. For additional information on our validation and back-testing, see pages 99 to 101 in the 2014 Form 10-K.

The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the first quarter ended March 31, 2015 and the first quarter ended March 31, 2014, and as of March 31, 2015 and December 31, 2014, as measured by our VaR methodology. A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading activities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

that is free of any restrictions on its tradability, including foreign exchange or commodity positions, and excluding intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended March 31, 2015			Quarters Ended March 31, 2014			As of March 31, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$5,935	$17,649	$3,245	$6,321	$12,327	$2,273	$5,492	$4,566
Global Treasury	2,833	5,273	991	51	62	42	1,469	4,759
Total VaR	$7,022	$16,700	$4,369	$6,298	$12,283	$2,262	$6,231	$8,281

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarters Ended March 31, 2015			Quarters Ended March 31, 2014			As of March 31, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$30,752	$45,386	$20,601	$30,664	$50,900	$15,625	$35,796	$30,255
Global Treasury	31,844	47,929	22,188	230	572	84	30,479	39,050
Total Stressed VaR	$56,003	$71,567	$36,956	$30,610	$50,795	$15,495	$66,663	$58,945
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
The increase in the maximum ten-day VaR-based measure for Global Markets was caused by increased exposure to certain emerging market currencies (Table 30: Ten-day VaR Associated with Trading Activities for Covered Positions).

The increases in Global Treasury average ten-day VaR-based and stressed VaR-based measures for the first quarter ended March 31, 2015 compared to the first quarter ended March 31, 2014 were primarily the result of an extension of the tenor of foreign exchange swaps designed to improve our liquidity position. The tenor extension gives rise to additional market risk in our ten-day VaR-based and stressed VaR-based calculations.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of March 31, 2015 and December 31, 2014. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,509	$3,547	$270	$5,584	$3,230	$349
Global Treasury	—	1,469	—	—	4,759	—
Total VaR	$5,509	$4,285	$270	$5,584	$5,892	$349

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$10,176	$41,189	$371	$8,305	$39,220	$468
Global Treasury	—	30,479	—	—	39,050	—
Total Stressed VaR	$10,176	$60,364	$371	$8,305	$62,923	$468

(1) For purposes of risk attribution by component in both Tables 32 and 33, foreign exchange risk refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these foreign exchange instruments is included in the interest-rate risk component.
Stressed VaR and 10-day VaR attributable to interest rate risk in Global Treasury declined to $30 million as of March 31, 2015, from $39 million as of December 31, 2014, largely because Global Treasury reduced its interest rate exposure arising from the tenor extension strategy discussed above. Stressed VaR and 10-day VaR from foreign exchange risk in Global Markets rose in the first quarter ended March 31, 2015 as compared to the first quarter ended March 31, 2014 as a result of Global Markets positioning in emerging market currencies.
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable net interest revenue, or NIR, under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in currency and interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines. For additional information on our Asset-and-Liability Management Activities, see pages 101 to 104 of the 2014 Form 10-K.
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, or NIR-at-risk, and Economic Value of Equity, or EVE, sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time horizons being modeled. For additional information on our NIR-at-risk and EVE, refer to pages 103 to 104 of the 2014 Form 10-K.
The following table presents the estimated exposure of our NIR for the next twelve months, calculated as of the dates indicated, due to an immediate +/-100-basis-point shift to our internal forecast of global interest rates. We manage our NIR sensitivity to limit declines to 15% or less from baseline NIR. Estimated exposures presented below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on our financial performance.

TABLE 34: NIR ESTIMATED EXPOSURE
	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	March 31, 2015		December 31, 2014
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$374	16.7%	$384	16.6%
–100 bps shock	(299)	(13.3)	(328)	(14.2)
+100 bps ramp	134	6.0	149	6.5
–100 bps ramp	(180)	(8.0)	(192)	(8.3)
As of March 31, 2015, NIR sensitivity to an upward-100-basis-point shock in global interest rates declined slightly compared to such sensitivity as of December 31, 2014, on a dollar exposure basis, reflecting higher levels of forecasted client deposits in the twelve-month forecast horizon beyond March 31, 2015. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually. As of March 31, 2015, NIR sensitivity to an upward-100-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

basis-point shock in global interest rates as represented on a percentage base of twelve-month forecasted NIR increased slightly compared to such sensitivity as of December 31, 2014, reflecting lower forecasted twelve-month base NIR.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of March 31, 2015 decreased compared to such sensitivity as of December 31, 2014, due to closer proximity to forecasted central bank rate increases, partially offset by larger deposit volumes. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as the deposits have no room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.
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

TABLE 35: ESTIMATED EVE EXPOSURES
	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	March 31, 2015		December 31, 2014
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,287)	(13.5)%	$(2,291)	(12.8)%
–200 bps shock	877	5.2	942	5.3
The dollar measure of EVE sensitivity to an upward-200-basis-point shock as of March 31, 2015 improved compared to December 31, 2014, and the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of March 31, 2015 declined compared to December 31, 2014, with both comparisons due primarily to portfolio decay and lower rates as of March 31, 2015 compared to December 31, 2014.
EVE sensitivity to an upward-200-basis-point shock as of March 31, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. EVE sensitivity to a downward-200-basis-point shock as of March 31, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. These declines were primarily due to the above changes in the dollar measures of EVE sensitivity as well as an increase in the total of tier 1 and tier 2 capital as of March 31, 2015

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

compared to December 31, 2014 (refer to the "Capital - Regulatory Capital" section of this Management's Discussion and Analysis).
Business Risk Management
We define business risk as the risk of adverse changes in our earnings related to business factors, including changes in the competitive environment, changes in the operational economics of our business activities and the potential effect of strategic and reputation risks, not already captured as trading market, interest-rate, credit, operational or liquidity risks. We incorporate business risk into our assessment of our strategic plans and capital management processes. Active management of business risk is an integral component of all aspects of our business, and responsibility for the management of business risk lies with every employee at State Street. For additional information on our business risk management, refer to pages 104 to 105 in the 2014 Form 10-K.
Model Risk Management
The use of quantitative models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a new source of risk. In large banking organizations like ours, model results influence business decisions, and model failure could have a harmful effect on our financial performance. As a result, we manage model risk within a model risk management framework.
Our model risk management program has three principal components:

•
A model risk governance program that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, and evaluates the models’ key assumptions, limitations and overall degree of risk;

•	A model development process which focuses on sound design and computational accuracy, and includes activities designed to test for robustness, stability, and sensitivity to assumptions; and

•	A separate model validation function designed to verify that models are theoretically sound, performing as expected, and are in line with their design objectives.
Model Development and Usage
Models used in the regulatory capital calculation are developed under standards governing data sourcing, methodology selection and model integrity testing. Model development includes a clear statement of purpose to align development with intended use.
Model developers conduct an assessment of data quality and relevance. The development teams conduct a variety of tests of the accuracy, robustness and stability of each model.
Model owners submit models to the Model Validation Group for validation on a regular basis, as per existing policy.
For additional information on our model risk management, including our governance and model validation, refer to pages 105 to 106 in the 2014 Form 10-K.
Capital
Managing our capital involves evaluating whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements, and are sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital adequacy based on relevant regulatory capital requirements, as well as our own internal capital targets and other relevant metrics.
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
The Management Risk and Capital Committee, or MRAC, provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s Risk Committee, or RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital.
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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $950 million outstanding as of March 31, 2015, $237 million of which qualified as tier 1 capital and the remaining $713 million was included in tier 2 capital. For further information on our regulatory capital requirements, including the transitional provisions under the Basel III final rule, see pages 107 to 108 in the 2014 Form 10-K.
The U.S. Basel III final rule also implemented certain provisions of the Dodd-Frank Act. The Dodd-Frank Act applies a "capital floor" to advanced approaches banking organizations such as State Street and State Street Bank. Beginning on January 1, 2015, the Basel III standardized approach acts as that capital floor, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy under the prompt corrective action framework.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS

	2015	2016	2017	2018	2019
Capital conservation buffer (Common Equity Tier 1)	—%	0.625%	1.250%	1.875%	2.500%
Minimum common equity tier 1	4.5	5.125	5.750	6.375	7.000
Minimum tier 1 capital	6.0	6.625	7.250	7.875	8.500
Minimum total capital	8.0	8.625	9.250	9.875	10.500

Note: Minimum ratios described above do not incorporate any proposed global systemically important banks surcharge, based on the December 9, 2014 Federal Reserve proposal, the surcharge is currently estimated at 1.5% for State Street. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements as of January 1, 2019 would be 8.5% for common equity tier 1 capital, 10.0% for tier 1 capital and 12.0% for total capital.
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

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2015(1)	Basel III Standardized Approach March 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches March 31, 2015(1)	Basel III Standardized Approach March 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,248	$10,248	$10,295	$10,295	$10,901	$10,901	$10,867	$10,867
Retained earnings			15,135	15,135	14,882	14,882	9,801	9,801	9,416	9,416
Accumulated other comprehensive income (loss)			(1,226)	(1,226)	(641)	(641)	(1,048)	(1,048)	(535)	(535)
Treasury stock, at cost			(5,519)	(5,519)	(5,158)	(5,158)	—	—	—	—
Total			18,638	18,638	19,378	19,378	19,654	19,654	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,932)	(5,932)	(5,869)	(5,869)	(5,632)	(5,632)	(5,577)	(5,577)
Other adjustments			(62)	(62)	(36)	(36)	(102)	(102)	(128)	(128)
Common equity tier 1 capital			12,644	12,644	13,473	13,473	13,920	13,920	14,043	14,043
Preferred stock			1,961	1,961	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(94)	(94)	(145)	(145)	—	—	—	—
Tier 1 capital			14,748	14,748	15,764	15,764	13,920	13,920	14,043	14,043
Qualifying subordinated long-term debt			1,439	1,439	1,618	1,618	1,453	1,453	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$16,902	$16,902	$17,861	$17,861	$15,373	$15,373	$15,677	$15,677
Risk-weighted assets:
Credit risk			$63,820	$119,582	$66,874	$87,502	$56,527	$112,454	$59,836	$84,433
Operational risk			35,765	NA	35,866	NA	35,348	NA	35,449	NA
Market risk(5)			4,413	2,364	5,087	2,910	4,407	2,363	5,048	2,909
Total risk-weighted assets			$103,998	$121,946	$107,827	$90,412	$96,282	$114,817	$100,333	$87,342
Adjusted quarterly average assets			$252,406	$252,406	$247,740	$247,740	$248,022	$248,022	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.2%	10.4%	12.5%	14.9%	14.5%	12.1%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.2	12.1	14.6	17.4	14.5	12.1	14.0	16.1
Total capital	8.0	8.0	16.3	13.9	16.6	19.8	16.0	13.4	15.6	17.9
Tier 1 leverage	4.0	4.0	5.8	5.8	6.4	6.4	5.6	5.6	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of March 31, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a credit valuation adjustment, or CVA, which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2015.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decreases in State Street's common equity tier 1, tier 1 and total capital as of March 31, 2015 compared to December 31, 2014 were the result of the strengthening U.S. dollar's impact on accumulated other comprehensive income, purchases by us of our common stock of approximately $470 million, declarations of common and preferred stock dividends and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets, partly offset by the positive effect of year-to-date net income. State Street Bank's tier 1 and total capital decreased as of March 31, 2015 compared to December 31, 2014, the result of the previously-described impact to accumulated other comprehensive income and phase-in provisions of the Basel III final rule related to other intangible assets.
The decreases in State Street and State Street Bank's total risk-weighted assets under the advanced approaches as of March 31, 2015 compared to December 31, 2014 were primarily the result of a decrease in credit risk, mainly associated with the continued repositioning of our investment portfolio into highly qualified liquid assets, as well as a decrease in market risk-equivalent risk-weighted assets, primarily due to a decrease in the sixty-day moving average of our stressed VaR-based measure.
The regulatory capital ratios for State Street and State Street Bank as of March 31, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, differ from such ratios as of December 31, 2014. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and total risk-weighted assets. As a result, the ratios presented in the table for each period are not directly comparable. As of January 1, 2015 we used the standardized provisions of the Basel III final rule in addition to the advanced approaches provisions which were previously implemented in the second quarter of 2014, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the standardized approach are applied in the assessment of our capital adequacy for regulatory capital purposes. Beginning in the second quarter of 2014, until January 1, 2015, we used the advanced approaches provisions in the Basel III final rule, and the provisions of Basel I, to calculate our risk-weighted assets, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the provisions of Basel I were applied in the assessment of our capital adequacy for regulatory capital purposes. Prior to the second quarter of 2014, we used the provisions of Basel I to calculate our risk-weighted assets.
The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the three months ended March 31, 2015 and for the twelve months ended December 31, 2014.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(Dollars in millions)	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,473	$12,454
Net income	409	2,037
Changes in treasury stock, at cost	(361)	(1,465)
Dividends declared	(155)	(551)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(63)	1,874
Effect of certain items in accumulated other comprehensive income (loss)	(585)	(857)
Other adjustments	(74)	(19)
Changes in common equity tier 1 capital	(829)	1,019
Common equity tier 1 capital balance, end of period	12,644	13,473
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,764	13,895
Change in common equity tier 1 capital	(829)	1,019
Net issuance of preferred stock	—	1,470
Trust preferred capital securities phased out of tier 1 capital	(238)	(475)
Other adjustments	51	(145)
Changes in tier 1 capital	(1,016)	1,869
Tier 1 capital balance, end of period	14,748	15,764
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,097	1,892
Net issuance and changes in long-term debt qualifying as tier 2	(179)	(300)
Trust preferred capital securities phased into tier 2 capital	238	475
Change in other adjustments	(2)	30
Changes in tier 2 capital	57	205
Tier 2 capital balance, end of period	2,154	2,097
Total capital:
Total capital balance, beginning of period	17,861	15,787
Changes in tier 1 capital	(1,016)	1,869
Changes in tier 2 capital	57	205
Total capital balance, end of period	$16,902	$17,861
Beginning in the second quarter of 2014 we calculated risk-weighted assets under the advanced approaches provision of the Basel III final rule. Prior to the second quarter of 2014, we used the provisions of Basel I to calculate our risk-weighted assets. The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

three months ended March 31, 2015 and six months ended December 31, 2014.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(Dollars in millions)	Three Months Ended March 31, 2015	Six Months Ended December 31, 2014
Total risk-weighted assets, beginning of period	$107,827	$111,015
Changes in credit risk-weighted assets
Net increase (decrease) in investment securities- wholesale	415	(1,082)
Net increase (decrease) in loans and leases	(582)	1,381
Net increase (decrease) in securitization exposures	(3,094)	(5,949)
Net increase (decrease) in all other(1)	207	1,431
Net increase (decrease) in credit risk-weighted assets	(3,054)	(4,219)
Net increase (decrease) in credit valuation adjustment	(128)	(80)
Net increase (decrease) in market risk-weighted assets	(546)	1,230
Net increase (decrease) in operational risk-weighted assets	(101)	(119)
Total risk-weighted assets, end of period	$103,998	$107,827

(1) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with, banks, repo-style exposures, equity exposures, over-the-counter derivative exposures, and 6% credit risk supervisory charge.
For the three months ended March 31, 2015, total risk-weighted assets decreased compared to the six months ended December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of the securitized investment portfolio and the subsequent reinvestment in highly qualified liquid assets. Total risk-weighted assets in the first quarter also benefited from a decrease in loans outstanding and a slight decrease in the sixty-day moving average of our stressed VaR-based measure.
For the six months ended December 31, 2014, total risk-weighted assets decreased from June 30, 2014 balances primarily due to lower credit risk-weighted assets, partially offset by an increase in market risk-equivalent risk-weighted assets. The increase in market risk-equivalent risk weighted assets resulted from the increase in the sixty-day moving average of our stressed VaR-based measure. Our stressed VaR-based measure was impacted by the extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The decrease in credit risk-weighted assets primarily related to sales, maturities and pay-downs of both wholesale and securitized investments, partially offset by an increase in loan activity.

The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the three months ended March 31, 2015.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
State Street
(Dollars in millions)	Three Months Ended March 31, 2015
Total estimated risk-weighted assets, beginning of period	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(1)
Net increase (decrease) in loans and leases	(12)
Net increase (decrease) in securitization exposures	(3,094)
Net increase (decrease) in all other(1)	588
Net increase (decrease) in credit risk-weighted assets	(2,519)
Net increase (decrease) in market risk-weighted assets	(546)
Total risk-weighted assets, end of period	$121,946

(1) Standardized approach risk-weighted assets as of March 31, 2015 were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
The regulatory capital ratios as of March 31, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of March 31, 2015, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we filed this Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

approaches, remain subject to regulatory review and approval. The full effects of the Basel III final rule on State Street and State Street Bank are therefore subject to further evaluation and also to further regulatory guidance, action or rule-making.
Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank present our capital ratios for State Street and State Street Bank as of March 31, 2015, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on an estimated, pro forma basis under the fully phased-in provisions of the Basel III final rule. Pro-forma fully phased-in capital ratios calculated in accordance with both approaches as of March 31, 2015, are preliminary estimates, based on our present interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
March 31, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(2)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(2)
Total common shareholders' equity				$18,638	$220	$18,858	$18,638	$220	$18,858
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,932)	(810)	(6,742)	(5,932)	(810)	(6,742)
Other adjustments				(62)	(94)	(156)	(62)	(94)	(156)
Common equity tier 1 capital				12,644	(684)	11,960	12,644	(684)	11,960
Additional tier 1 capital:
Preferred stock				1,961	—	1,961	1,961	—	1,961
Trust preferred capital securities				237	(237)	—	237	(237)	—
Other adjustments				(94)	94	—	(94)	94	—
Additional tier 1 capital				2,104	(143)	1,961	2,104	(143)	1,961
Tier 1 capital				14,748	(827)	13,921	14,748	(827)	13,921
Tier 2 capital:
Qualifying subordinated long-term debt				1,439	—	1,439	1,439	—	1,439
Trust preferred capital securities				713	132	845	713	132	845
Other				2	(2)	—	2	(2)	—
Tier 2 capital				2,154	130	2,284	2,154	130	2,284
Total capital				$16,902	$(697)	$16,205	$16,902	$(697)	$16,205
Risk weighted assets(3)				$103,998	$(552)	$103,446	$121,946	$(520)	$121,426
Adjusted average assets				252,406	(215)	252,191	252,406	(215)	252,191
Total assets for SLR				282,844	(810)	282,034	282,844	(810)	282,034
Capital ratios(4):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% 2019
Common equity tier 1 capital(1)	4.5%	4.5%	7.0%	12.2%		11.6%	10.4%		9.8%
Tier 1 capital	6.0	6.0	8.5	14.2		13.5	12.1		11.5
Total capital	8.0	8.0	10.5	16.3		15.7	13.9		13.3
Tier 1 leverage	4.0	4.0	NA	5.8		5.5	5.8		5.5
Supplementary leverage	NA	5.0	NA	5.2		4.9	5.2		4.9

NA: Not applicable.
(1) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.
(2) As of March 31, 2015, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2015.
(3) As of March 31, 2015, State Street's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $17.9 billion ($121.9 billion minus $104.0 billion).
(4) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio, or SLR, is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
March 31, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(2)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(2)
Total common shareholders' equity				$19,654	$230	$19,884	$19,654	$230	$19,884
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,632)	(756)	(6,388)	(5,632)	(756)	(6,388)
Other adjustments				(102)	—	(102)	(102)	—	(102)
Common equity tier 1 capital				13,920	(526)	13,394	13,920	(526)	13,394
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				13,920	(526)	13,394	13,920	(526)	13,394
Tier 2 capital:
Qualifying subordinated long-term debt				1,453	—	1,453	1,453	—	1,453
Trust preferred capital securities				—	—	—	—	—	—
Other				—	—	—	—	—	—
Tier 2 capital				1,453	—	1,453	1,453	—	1,453
Total capital				$15,373	$(526)	$14,847	$15,373	$(526)	$14,847
Risk weighted assets(3)				$96,282	$(968)	$95,314	$114,817	$(913)	$113,904
Adjusted average assets				248,022	(165)	247,857	248,022	(165)	247,857
Total assets for SLR				278,326	(755)	277,571	278,326	(755)	277,571
Capital ratios(4):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% 2019
Common equity tier 1 capital(1)	4.5%	4.5%	7.0%	14.5%		14.1%	12.1%		11.8%
Tier 1 capital	6.0	6.0	8.5	14.5		14.1	12.1		11.8
Total capital	8.0	8.0	10.5	16.0		15.6	13.4		13.0
Tier 1 leverage	4.0	4.0	NA	5.6		5.4	5.6		5.4
Supplementary leverage	NA	5.0	NA	5.0		4.8	5.0		4.8

NA: Not applicable.
(1) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.
(2) As of March 31, 2015, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2015.
(3) As of March 31, 2015, State Street Bank's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $18.5 billion ($114.8 billion minus $96.3 billion).
(4) Common equity tier 1 capital ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
Fully phased-in pro-forma estimates of common shareholders' equity include 100% of accumulated other comprehensive income, including accumulated other comprehensive income attributable to available-

for-sale securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of common equity tier 1 capital reflect 100% of applicable deductions, including but not

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

limited to, intangible assets net of deferred tax liabilities. For the first quarter of 2015, tier 1 capital includes 25% of trust preferred capital securities and the remaining 75% is included in tier 2 capital. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.
Global Systemically Important Bank
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board, or FSB and the Basel Committee as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. Factors in this evaluation will include our size, interconnectedness, substitutability, complexity and cross-jurisdictional activities. In November 2014, the FSB designated us as a category-1 organization, with a capital surcharge of 1%, although this designation and the associated additional capital buffer are subject to change.
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
Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing a supplementary leverage ratio, or SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank. We refer to these final rules as the SLR final rule. Under the SLR final rule, upon implementation as of January 1, 2018, (i) State Street Bank must maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action framework and (ii) if State Street maintains an SLR of at least 5%, it is not subject to limitations on distribution and discretionary bonus payments under the SLR final rule. Beginning with reporting for March 31, 2015, State Street is required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.
Estimated pro forma fully phased-in supplementary leverage ratios as of March 31, 2015 are preliminary estimates by State Street, and are calculated based on our current interpretations of the SLR final rule and as applied to our businesses and operations as of March 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
March 31, 2015	Transitional SLR	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$14,748	$13,921
On- and off-balance sheet leverage exposure	288,932	288,932
Less: regulatory deductions	(6,088)	(6,898)
Total assets for SLR	$282,844	$282,034
Supplementary leverage ratio	5.2%	4.9%

State Street Bank:
Tier 1 capital	$13,920	$13,394
On- and off-balance sheet leverage exposure	284,060	284,060
Less: regulatory deductions	(5,734)	(6,489)
Total assets for SLR	$278,326	$277,571
Supplementary leverage ratio	5.0%	4.8%
Capital Actions
Preferred Stock
In the first quarter of 2015, we declared dividends on our preferred stock issuances. On our Series C preferred stock, we declared a dividend of $1,313 per share, or approximately $0.33 per depositary share, for a total of approximately $6 million. On our Series D preferred stock, we declared a dividend of $1,475 per share, or approximately $0.37 per depositary share, for a total of approximately $11 million. On our Series E preferred stock, we declared a dividend of $1,833 per share, or approximately $0.46 per depositary share, for a total of approximately $14 million.
Common Stock
In March 2015, we received the results of the Federal Reserve's review of our 2015 capital plan in connection with its annual CCAR 2015 process. The Federal Reserve did not object to the capital actions we proposed in our 2015 capital plan and, in March 2015, our Board approved a new common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. We did not purchase any of our common stock under the new program in the first quarter of 2015.
In the first quarter of 2015, we completed the $1.7 billion common stock purchase program authorized by the Board in March 2014 with the purchase of approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470 million.
In the first quarter of 2015, we declared aggregate quarterly common stock dividends of $0.30 per share, totaling approximately $124 million, and in the first quarter of 2014, we declared aggregate common stock dividends of $0.26 per share, totaling approximately $112 million. Our 2015 capital plan includes a proposed increase in our second-quarter 2015 common stock dividend to $0.34 per share.
Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time. State Street’s second-quarter 2015 common stock and other stock dividends, including the declaration, timing and amount thereof, remain subject to consideration and approval by its Board of Directors at the relevant times.
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5, and in note 13 to the consolidated financial statements, included in our 2014 Form 10-K.
Economic Capital
We define economic capital as the capital required to protect holders of our senior debt, and obligations higher in priority, against unexpected economic losses over a one-year period. Economic capital is one of several measures used by us to assess the adequacy of our capital levels in relation to our risk profile. The relative importance of this measure to our capital requirements has declined as new regulatory metrics, including the Basel III advanced and standardized ratios, the G-SIB buffer, and the Supplementary Leverage Ratio, have been introduced, and our enterprise-wide stress testing framework has evolved. Due to the evolving nature of quantification techniques, we expect to periodically refine the methodologies, assumptions, and information used to estimate our capital requirements under different scenarios and stress environments, which could result in a different amount of capital needed to support our business activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $348.96 billion as of March 31, 2015, compared to $349.77 billion as of December 31, 2014. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $364.21 billion and $364.41 billion as collateral for indemnified securities on loan as of March 31, 2015 and December 31, 2014, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $364.21 billion and $364.41 billion, referenced above, $78.16 billion and $85.31 billion was invested in indemnified repurchase agreements as of March 31, 2015 and December 31, 2014, respectively. We or our agents held $83.26 billion and $90.82 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2015 and December 31, 2014, respectively.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk associated with our trading activities, market risk governance, covered positions, VaR, stress testing and stressed VaR see pages 97 to 104 in the 2014 Form 10-K.
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2015, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of March 31, 2015.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2015, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,273	$1,238
Management fees	301	292
Trading services	324	253
Securities finance	101	85
Processing fees and other	61	56
Total fee revenue	2,060	1,924
Net interest revenue:
Interest revenue	642	655
Interest expense	96	100
Net interest revenue	546	555
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	—	15
Losses from other-than-temporary impairment	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	(8)
Gains (losses) related to investment securities, net	(1)	6
Total revenue	2,605	2,485
Provision for loan losses	4	2
Expenses:
Compensation and employee benefits	1,087	1,157
Information systems and communications	247	244
Transaction processing services	197	191
Occupancy	113	114
Acquisition and restructuring costs	6	33
Professional services	96	105
Amortization of other intangible assets	50	54
Other	301	130
Total expenses	2,097	2,028
Income before income tax expense	504	455
Income tax expense	95	92
Net income	$409	$363
Net income available to common shareholders	$377	$356
Earnings per common share:
Basic	$.91	$.83
Diluted	.90	.81
Average common shares outstanding (in thousands):
Basic	412,225	430,621
Diluted	418,750	438,815
Cash dividends declared per common share	$.30	$.26

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2015	2014
Net income	$409	$363
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($64) and $8, respectively	(699)	27
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $123 and $162, respectively	194	259
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($10) and ($6), respectively	(15)	(10)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3 and $5, respectively	4	8
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($8) and ($5), respectively	12	(7)
Net unrealized gains on retirement plans, net of related taxes of $4 and $3, respectively	5	6
Other comprehensive income (loss)	(499)	283
Total comprehensive income	$(90)	$646

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31, 2015	December 31, 2014
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,149	$1,855
Interest-bearing deposits with banks	83,398	93,523
Securities purchased under resale agreements	11,331	2,390
Trading account assets	1,145	924
Investment securities available for sale	96,612	94,913
Investment securities held to maturity (fair value of $16,417 and $17,842)	16,245	17,723
Loans and leases (less allowance for losses of $41 and $38)	18,278	18,161
Premises and equipment (net of accumulated depreciation of $4,653 and $4,599)	1,933	1,937
Accrued interest and fees receivable	2,281	2,242
Goodwill	5,663	5,826
Other intangible assets	1,892	2,025
Other assets	37,549	32,600
Total assets	$279,476	$274,119
Liabilities:
Deposits:
Noninterest-bearing	$72,704	$70,490
Interest-bearing—U.S.	30,769	33,012
Interest-bearing—non-U.S.	107,879	105,538
Total deposits	211,352	209,040
Securities sold under repurchase agreements	10,158	8,925
Federal funds purchased	17	21
Other short-term borrowings	4,346	4,381
Accrued expenses and other liabilities	23,610	20,237
Long-term debt	9,174	10,042
Total liabilities	258,657	252,646
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,880,120 shares issued	504	504
Surplus	9,744	9,791
Retained earnings	15,135	14,882
Accumulated other comprehensive income (loss)	(1,006)	(507)
Treasury stock, at cost (92,569,079 and 88,684,969 shares)	(5,519)	(5,158)
Total shareholders’ equity	20,819	21,473
Total liabilities and shareholders’ equity	$279,476	$274,119

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					363				363
Other comprehensive income						283			283
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.26 per share					(112)				(112)
Preferred stock					(6)				(6)
Common stock acquired							6,075	(420)	(420)
Common stock awards and options exercised, including income tax benefit of $41		(2)		(39)			(2,403)	85	46
Other					(1)		14		(1)
Balance as of March 31, 2014	$1,233	503,881	$504	$9,737	$13,639	$188	73,440	$(4,028)	$21,273
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,882	$(507)	88,685	$(5,158)	$21,473
Net income					409				409
Other comprehensive loss						(499)			(499)
Cash dividends declared:
Common stock - $.30 per share					(124)				(124)
Preferred stock					(31)				(31)
Common stock acquired							6,277	(470)	(470)
Common stock awards and options exercised, including income tax benefit of $34				(47)			(2,400)	109	62
Other					(1)		7		(1)
Balance as of March 31, 2015	$1,961	503,880	$504	$9,744	$15,135	$(1,006)	92,569	$(5,519)	$20,819

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
(In millions)
Operating Activities:
Net income	$409	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	—	(34)
Amortization of other intangible assets	50	54
Other non-cash adjustments for depreciation, amortization and accretion, net	135	99
Losses (gains) related to investment securities, net	1	(6)
Change in trading account assets, net	(221)	(46)
Change in accrued interest and fees receivable, net	(39)	(74)
Change in collateral deposits, net	(3,199)	(419)
Change in unrealized losses (gains) on foreign exchange derivatives, net	563	267
Change in other assets, net	1,528	34
Change in accrued expenses and other liabilities, net	982	1,542
Other, net	188	126
Net cash provided by operating activities	397	1,906
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	10,125	(11,539)
Net (increase) decrease in securities purchased under resale agreements	(8,941)	143
Proceeds from sales of available-for-sale securities	1,656	1,816
Proceeds from maturities of available-for-sale securities	6,467	8,733
Purchases of available-for-sale securities	(10,979)	(10,377)
Proceeds from maturities of held-to-maturity securities	993	669
Purchases of held-to-maturity securities	(2)	(1,157)
Net increase in loans	(111)	(2,628)
Purchases of equity investments and other long-term assets	(114)	(82)
Purchases of premises and equipment	(96)	(110)
Other, net	11	18
Net cash used in investing activities	(991)	(14,514)
Financing Activities:
Net decrease in time deposits	(2,224)	(1,084)
Net increase in all other deposits	4,536	13,464
Net increase in short-term borrowings	1,194	1,030
Payments for long-term debt and obligations under capital leases	(915)	(257)
Proceeds from issuance of preferred stock	—	742
Proceeds from exercises of common stock options	4	9
Purchases of common stock	(470)	(420)
Excess tax benefit related to stock-based compensation	34	41
Repurchases of common stock for employee tax withholding	(115)	(140)
Payments for cash dividends	(156)	(120)
Net cash provided by financing activities	1,888	13,265
Net increase	1,294	657
Cash and due from banks at beginning of period	1,855	3,220
Cash and due from banks at end of period	$3,149	$3,877
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
The accompanying Consolidated Financial Statements should be read in conjunction with the financial and risk factor information included in our 2014 Annual Report on Form 10-K (2014 Form 10-K), which we previously filed with the Securities and Exchange Commission, or SEC.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue, and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. These accounting estimates reflect the best judgment of management, but actual results could differ.
Our consolidated statement of condition as of December 31, 2014 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by GAAP for a complete set of consolidated financial statements.

Recent Accounting Developments:
In February 2015, the Financial Accounting Standards Board, or FASB, issued an amendment to GAAP to remove the concept of "extraordinary items," which are defined as items that are unusual and infrequent in nature. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
In February 2015, the FASB issued an amendment to GAAP that updates the consolidation model used to evaluate whether a legal entity is required to be consolidated. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016, and may be applied retrospectively or via a modified retrospective approach. We are currently assessing the potential impact of this amendment on our consolidated financial statements.
In April 2015, the FASB issued an amendment to GAAP that requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our debt issuance costs that are currently classified as deferred credits and have a balance of approximately $28 million as of March 31, 2015 will be reclassified as contra liabilities upon adoption.
In April 2015, the FASB issued an amendment to GAAP which will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

We measure fair value for the above-described financial assets and liabilities in conformity with GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to note 2 to the consolidated financial statements on pages 130 to 141 of the 2014 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the three months ended March 31, 2015 or the year ended December 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of March 31, 2015
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	569	—	—		569
Other	20	536	—		556
Total trading account assets	609	536	—		1,145
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	12,418	578	—		12,996
Mortgage-backed securities	—	21,046	—		21,046
Asset-backed securities:
Student loans	—	11,807	257		12,064
Credit cards	—	2,917	—		2,917
Sub-prime	—	911	—		911
Other(2)	—	395	3,633		4,028
Total asset-backed securities	—	16,030	3,890		19,920
Non-U.S. debt securities:
Mortgage-backed securities	—	8,621	43		8,664
Asset-backed securities	—	3,133	228		3,361
Government securities	—	3,811	—		3,811
Other(3)	—	4,789	442		5,231
Total non-U.S. debt securities	—	20,354	713		21,067
State and political subdivisions	—	11,012	37		11,049
Collateralized mortgage obligations	—	5,308	522		5,830
Other U.S. debt securities	—	4,064	9		4,073
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	582	—		582
Non-U.S. money-market mutual funds	—	8	—		8
Total investment securities available for sale	12,418	79,023	5,171		96,612
Other assets:
Derivative instruments:
Foreign exchange contracts	—	15,931	185	$(8,087)	8,029
Interest-rate contracts	—	141	—	(123)	18
Other derivative contracts	—	3	—	(2)	1
Total derivative instruments	—	16,075	185	(8,212)	8,048
Total assets carried at fair value	$13,027	$95,634	$5,356	$(8,212)	$105,805
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$4	$—	$—	$—	$4
Derivative instruments:
Foreign exchange contracts	—	16,881	172	(10,361)	6,692
Interest-rate contracts	—	232	—	(44)	188
Other derivative contracts	—	103	9	(2)	110
Total derivative instruments	—	17,216	181	(10,407)	6,990
Total liabilities carried at fair value	$4	$17,216	$181	$(10,407)	$6,994

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $466 million and $2.66 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2015 the fair value of other asset-backed securities was primarily composed of $3.6 billion of collateralized loan obligations and approximately $348 million of automobile loan securities.
(3) As of March 31, 2015 the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $1.1 billion of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2014
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$20	$—	$—		$20
Non-U.S. government securities	378	—	—		378
Other	20	506	—		526
Total trading account assets	418	506	—		924
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	10,056	599	—		10,655
Mortgage-backed securities	—	20,714	—		20,714
Asset-backed securities:
Student loans	—	12,201	259		12,460
Credit cards	—	3,053	—		3,053
Sub-prime	—	951	—		951
Other(2)	—	365	3,780		4,145
Total asset-backed securities	—	16,570	4,039		20,609
Non-U.S. debt securities:
Mortgage-backed securities	—	9,606	—		9,606
Asset-backed securities	—	2,931	295		3,226
Government securities	—	3,909	—		3,909
Other(3)	—	5,057	371		5,428
Total non-U.S. debt securities	—	21,503	666		22,169
State and political subdivisions	—	10,782	38		10,820
Collateralized mortgage obligations	—	4,725	614		5,339
Other U.S. debt securities	—	4,100	9		4,109
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	449	—		449
Non-U.S. money-market mutual funds	—	8	—		8
Total investment securities available for sale	10,056	79,491	5,366		94,913
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	15,054	81	$(7,211)	7,924
Interest-rate contracts	—	77	—	(68)	9
Other derivative contracts	—	2	—	(1)	1
Total derivative instruments	—	15,133	81	(7,280)	7,934
Total assets carried at fair value	$10,474	$95,130	$5,447	$(7,280)	$103,771
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$14,851	$74	$(8,879)	$6,046
Interest-rate contracts	—	239	—	(46)	193
Other derivative contracts	—	61	9	(1)	69
Total derivative instruments	—	15,151	83	(8,926)	6,308
Total liabilities carried at fair value	$—	$15,151	$83	$(8,926)	$6,308

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $983 million and $2.63 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2014, the fair value of other asset-backed securities was primarily composed of $3.8 billion of collateralized loan obligations and approximately $315 million of automobile loan securities.
(3) As of December 31, 2014, the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $1.2 billion of corporate bonds.
The following tables present activity related to our level-3 financial assets and liabilities during the three months ended March 31, 2015 and 2014, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. In the three months ended March 31, 2015 and 2014, transfers out of level 3

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of March 31, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
Asset-backed securities:
Student loans	$259	$—	$1	$—	$(3)	$—	$257
Other	3,780	12	(12)	—	(147)	—	3,633
Total asset-backed securities	4,039	12	(11)	—	(150)	—	3,890
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	43
Asset-backed securities	295	1	—	—	(68)	—	228
Other	371	—	1	111	(41)	—	442
Total non-U.S. debt securities	666	1	1	154	(109)	—	713
State and political subdivisions	38	—	(1)	—	—	—	37
Collateralized mortgage obligations	614	—	—	293	(36)	(349)	522
Other U.S. debt securities	9	—	—	—	—	—	9
Total investment securities available for sale	5,366	13	(11)	447	(295)	(349)	5,171
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	81	131	—	36	(63)	—	185	$107
Total derivative instruments	81	131	—	36	(63)	—	185	107
Total assets carried at fair value	$5,447	$144	$(11)	$483	$(358)	$(349)	$5,356	$107

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of March 31, 2015(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$109	$37	$(48)	$172	$93
Other	9	—	—	—	9
Total derivative instruments	83	109	37	(48)	181	93
Total liabilities carried at fair value	$83	$109	$37	$(48)	$181	$93

(1) There were no transfers of assets into level 3 during the three months ended March 31, 2015.
(2) There were no transfers of liabilities into or out of level 3 during the three months ended March 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of March 31, 2014(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$—	$—	$(5)	$(611)	$100
Asset-backed securities:
Student loans	423	1	1	—	—	(13)	(79)	333
Credit cards	24	—	—	—	—	(24)	—	—
Other	4,532	15	(4)	6	—	(245)	—	4,304
Total asset-backed securities	4,979	16	(3)	6	—	(282)	(79)	4,637
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	(375)	—
Asset-backed securities	798	2	(1)	—	—	(63)	(124)	612
Other	464	—	(1)	—	(1)	—	—	462
Total non-U.S. debt securities	1,637	2	(2)	—	(1)	(63)	(499)	1,074
State and political subdivisions	43	—	—	—	—	(1)	—	42
Collateralized mortgage obligations	162	—	—	80	(6)	(6)	(28)	202
Other U.S. debt securities	8	—	—	—	—	—	—	8
Total investment securities available for sale	7,545	18	(5)	86	(7)	(357)	(1,217)	6,063
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	(11)	—	7	—	(9)	—	6	$(7)
Total derivative instruments	19	(11)	—	7	—	(9)	—	6	(7)
Total assets carried at fair value	$7,564	$7	$(5)	$93	$(7)	$(366)	$(1,217)	$6,069	$(7)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of March 31, 2014(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$(10)	$7	$(6)	$8	$(5)
Other	9	—	—	—	9	—
Total derivative instruments	26	(10)	7	(6)	17	(5)
Total liabilities carried at fair value	$26	$(10)	$7	$(6)	$17	$(5)

(1) There were no transfers of assets into level 3 during the three months ended March 31, 2014.
(2) There were no transfers of liabilities into or out of level 3 in the three months ended March 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended March 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31,
(In millions)	2015	2014	2015	2014
Fee revenue:
Trading services	$22	$(1)	$14	$(2)
Total fee revenue	22	(1)	14	(2)
Net interest revenue	13	18	—	—
Total revenue	$35	$17	$14	$(2)
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2015	As of December 31, 2014	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2015	As of December 31, 2014
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$54	$59	Discounted cash flows	Credit spread	0.2%	0.2%
State and political subdivisions	37	38	Discounted cash flows	Credit spread	2.2	2.1
Derivative instruments, foreign exchange contracts	185	81	Option model	Volatility	10.8	9.1
Total	$276	$178
Liabilities:
Derivative instruments, foreign exchange contracts	$172	$74	Option model	Volatility	11.3	9.0
Derivative instruments, other(2)	9	9	Discounted cash flows	Participant redemptions	5.0	5.2
Total	$181	$83

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measure.
(2) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 7.
We use internally-developed pricing models to measure the fair value of our level-3 financial assets and liabilities, which models incorporate discounted cash flow and option modeling techniques. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the following table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

March 31, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$257	$257
Asset-backed securities, other	54	3,579	3,633
Non-U.S. debt securities, mortgage-backed securities	—	43	43
Non-U.S. debt securities, asset-backed securities	—	228	228
Non-U.S. debt securities, other		442	442
State and political subdivisions	37	—	37
Collateralized mortgage obligations	—	522	522
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	185	—	185
Total	$276	$5,080	$5,356
Liabilities:
Derivative instruments, foreign exchange contracts	$172	$—	$172
Derivative instruments, other	9	—	9
Total	$181	$—	$181

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$259	$259
Asset-backed securities, other	59	3,721	3,780
Non-U.S. debt securities, asset-backed securities	—	295	295
Non-U.S. debt securities, other	—	371	371
State and political subdivisions	38	—	38
Collateralized mortgage obligations	—	614	614
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	81	—	81
Total	$178	$5,269	$5,447
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$—	$74
Derivative instruments, other	9	—	9
Total	$83	$—	$83

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

			Fair-Value Hierarchy
March 31, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,149	$3,149	$3,149	$—	$—
Interest-bearing deposits with banks	83,398	83,398	—	83,398	—
Securities purchased under resale agreements	11,331	11,331	—	11,331	—
Investment securities held to maturity	16,245	16,417	—	16,417	—
Net loans (excluding leases)	17,344	17,339	—	17,177	162
Financial Liabilities:
Deposits:
Noninterest-bearing	$72,704	$72,704	$—	$72,704	$—
Interest-bearing - U.S.	30,769	30,769	—	30,769	—
Interest-bearing - non-U.S.	107,879	107,879	—	107,879	—
Securities sold under repurchase agreements	10,158	10,158	—	10,158	—
Federal funds purchased	17	17	—	17	—
Other short-term borrowings	4,346	4,346	—	4,346	—
Long-term debt	9,174	9,432	—	8,592	840

			Fair-Value Hierarchy
December 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,855	$1,855	$1,855	$—	$—
Interest-bearing deposits with banks	93,523	93,523	—	93,523	—
Securities purchased under resale agreements	2,390	2,390	—	2,390	—
Investment securities held to maturity	17,723	17,842	—	17,842	—
Net loans (excluding leases)	17,158	17,131	—	16,964	167
Financial Liabilities:
Deposits:
Noninterest-bearing	$70,490	$70,490	$—	$70,490	$—
Interest-bearing - U.S.	33,012	33,012	—	33,012	—
Interest-bearing - non-U.S.	105,538	105,538	—	105,538	—
Securities sold under repurchase agreements	8,925	8,925	—	8,925	—
Federal funds purchased	21	21	—	21	—
Other short-term borrowings	4,381	4,381	—	4,381	—
Long-term debt	10,042	10,229	—	9,382	847

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading, available-for-sale or held-to-maturity at the time of purchase and reassessed periodically, based on management’s intent.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,803	$194	$1	$12,996	$10,573	$83	$1	$10,655
Mortgage-backed securities	20,861	251	66	21,046	20,648	193	127	20,714
Asset-backed securities:
Student loans(1)	12,070	107	113	12,064	12,478	106	124	12,460
Credit cards	2,941	10	34	2,917	3,077	10	34	3,053
Sub-prime	961	2	52	911	1,005	2	56	951
Other(2)	3,950	90	12	4,028	4,055	100	10	4,145
Total asset-backed securities	19,922	209	211	19,920	20,615	218	224	20,609
Non-U.S. debt securities:
Mortgage-backed securities	8,522	146	4	8,664	9,442	168	4	9,606
Asset-backed securities	3,353	9	1	3,361	3,215	11	—	3,226
Government securities	3,800	11	—	3,811	3,899	10	—	3,909
Other(3)	5,186	50	5	5,231	5,383	52	7	5,428
Total non-U.S. debt securities	20,861	216	10	21,067	21,939	241	11	22,169
State and political subdivisions	10,729	357	37	11,049	10,532	325	37	10,820
Collateralized mortgage obligations	5,738	99	7	5,830	5,280	71	12	5,339
Other U.S. debt securities	3,987	94	8	4,073	4,033	88	12	4,109
U.S. equity securities	31	9	1	39	29	10	—	39
Non-U.S. equity securities	2	—	—	2	2	—	—	2
U.S. money-market mutual funds	582	—	—	582	449	—	—	449
Non-U.S. money-market mutual funds	8	—	—	8	8	—	—	8
Total	$95,524	$1,429	$341	$96,612	$94,108	$1,229	$424	$94,913
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,112	$—	$69	$5,043	$5,114	$—	$147	$4,967
Mortgage-backed securities	57	4	—	61	62	4	—	66
Asset-backed securities:
Student loans(1)	1,755	3	5	1,753	1,814	2	4	1,812
Credit cards	897	2	—	899	897	2	—	899
Other	545	3	—	548	577	3	1	579
Total asset-backed securities	3,197	8	5	3,200	3,288	7	5	3,290
Non-U.S. debt securities:
Mortgage-backed securities	3,275	154	19	3,410	3,787	177	22	3,942
Asset-backed securities	2,298	11	—	2,309	2,868	14	1	2,881
Government securities	148	—	—	148	154	—	—	154
Other	65	—	—	65	72	—	—	72
Total non-U.S. debt securities	5,786	165	19	5,932	6,881	191	23	7,049
State and political subdivisions	3	—	—	3	9	—	—	9
Collateralized mortgage obligations	2,090	96	8	2,178	2,369	107	15	2,461
Total	$16,245	$273	$101	$16,417	$17,723	$309	$190	$17,842

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2015 and December 31, 2014, the fair value of other asset-backed securities was primarily composed of $3.6 billion and $3.8 billion, respectively, of collateralized loan obligations and approximately $348 million and approximately $315 million, respectively, of automobile loan securities.
(3) As of both March 31, 2015 and December 31, 2014, the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $1.1 billion and $1.2 billion, as of March 31, 2015 and December 31, 2014, respectively, of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $43.00 billion and $44.02 billion as of March 31, 2015 and December 31, 2014, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$158	$1	$158	$1
Mortgage-backed securities	1,565	8	4,373	58	5,938	66
Asset-backed securities:
Student loans	1,440	13	4,875	100	6,315	113
Credit cards	—	—	1,287	34	1,287	34
Sub-prime	—	—	860	52	860	52
Other	844	5	640	7	1,484	12
Total asset-backed securities	2,284	18	7,662	193	9,946	211
Non-U.S. debt securities:
Mortgage-backed securities	1,097	3	146	1	1,243	4
Asset-backed securities	499	1	—	—	499	1
Other	641	2	293	3	934	5
Total non-U.S. debt securities	2,237	6	439	4	2,676	10
State and political subdivisions	980	6	776	31	1,756	37
Collateralized mortgage obligations	747	2	208	5	955	7
Other U.S. debt securities	—	—	146	8	146	8
U.S. equity securities	6	1	—	—	6	1
Total	$7,819	$41	$13,762	$300	$21,581	$341
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2,062	$13	$2,981	$56	$5,043	$69
Asset-backed securities:
Student loans	631	3	232	2	863	5
Total asset-backed securities	631	3	232	2	863	5
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	517	2	569	17	1,086	19
Total non-U.S. debt securities	517	2	569	17	1,086	19
Collateralized mortgage obligations	272	3	415	5	687	8
Total	$3,482	$21	$4,197	$80	$7,679	$101

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$167	$1	$167	$1
Mortgage-backed securities	2,569	9	6,466	118	9,035	127
Asset-backed securities:
Student loans	1,473	15	5,025	109	6,498	124
Credit cards	344	1	1,270	33	1,614	34
Sub-prime	—	—	896	56	896	56
Other	547	1	791	9	1,338	10
Total asset-backed securities	2,364	17	7,982	207	10,346	224
Non-U.S. debt securities:
Mortgage-backed securities	1,350	2	170	2	1,520	4
Other	581	4	328	3	909	7
Total non-U.S. debt securities	1,931	6	498	5	2,429	11
State and political subdivisions	610	3	1,315	34	1,925	37
Collateralized mortgage obligations	731	2	311	10	1,042	12
Other U.S. debt securities	327	2	244	10	571	12
Total	$8,532	$39	$16,983	$385	$25,515	$424
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$76	$1	$4,891	$146	$4,967	$147
Asset-backed securities:
Student Loans	780	3	192	1	972	4
Other	124	1	—	—	124	1
Total asset-backed securities	904	4	192	1	1,096	5
Non-U.S. debt securities:
Mortgage-backed securities	507	3	590	19	1,097	22
Asset-backed securities	699	1	—	—	699	1
Total non-U.S. debt securities	1,206	4	590	19	1,796	23
Collateralized mortgage obligations	422	4	547	11	969	15
Total	$2,608	$13	$6,220	$177	$8,828	$190

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of March 31, 2015:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1	$9,246	$3,238	$511
Mortgage-backed securities	117	2,420	4,056	14,453
Asset-backed securities:
Student loans	553	5,858	3,816	1,837
Credit cards	227	1,565	1,125	—
Sub-prime	8	7	—	896
Other	170	941	1,398	1,519
Total asset-backed securities	958	8,371	6,339	4,252
Non-U.S. debt securities:
Mortgage-backed securities	1,661	3,511	513	2,979
Asset-backed securities	390	2,796	112	63
Government securities	2,236	1,575	—	—
Other	1,340	3,152	739	—
Total non-U.S. debt securities	5,627	11,034	1,364	3,042
State and political subdivisions	723	2,848	4,952	2,526
Collateralized mortgage obligations	249	1,044	1,077	3,460
Other U.S. debt securities	1,087	2,674	277	35
Total	$8,762	$37,637	$21,303	$28,279
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$4,999	$113
Mortgage-backed securities	—	11	11	35
Asset-backed securities:
Student loans	4	182	357	1,212
Credit cards	—	375	522	—
Other	9	370	162	4
Total asset-backed securities	13	927	1,041	1,216
Non-U.S. debt securities:
Mortgage-backed securities	476	939	133	1,727
Asset-backed securities	132	1,993	173	—
Government securities	148	—	—	—
Other	—	65	—	—
Total non-U.S. debt securities	756	2,997	306	1,727
State and political subdivisions	3	—	—	—
Collateralized mortgage obligations	483	290	496	821
Total	$1,255	$4,225	$6,853	$3,912
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present gross realized gains and losses from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2014
Gross realized gains from sales of available-for-sale securities	$—	$15
Gross realized losses from sales of available-for-sale securities	—	—
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(1)
Losses reclassified (from) to other comprehensive income, or OCI	—	(8)
Net impairment losses(1)	(1)	(9)
Gains related to investment securities, net	$(1)	$6
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(9)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	—
Impairment associated with adverse changes in timing of expected future cash flows	(1)	—
Net impairment losses	$(1)	$(9)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2014
Balance, beginning of period	$115	$122
Additions:
Losses for which other-than-temporary impairment was not previously recognized	—	9
Losses for which other-than-temporary impairment was previously recognized	1	—
Reductions:
Previously recognized losses related to securities sold or matured	(9)	(1)
Losses related to securities intended or required to be sold	—	(6)
Balance, end of period	$107	$124
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
Impairment:
We conduct periodic reviews of individual securities to assess whether other-than-temporary impairment exists. For information about the review of securities for impairment, refer to pages 147 to 150 within note 3 of the 2014 Form 10-K.
In the aggregate, we recorded $1 million other-than-temporary impairment in three months ended March 31, 2015, compared to $9 million in the three months ended March 31, 2014, respectively, as summarized below:
Three months ended March 31, 2015:

•	$1 million (non-U.S. mortgage-backed securities) resulted from adverse changes in the timing of expected future cash flows from the securities.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three months ended March 31, 2014:

•	$9 million was associated with expected credit losses.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the three months ended March 31, 2015, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $442 million as of March 31, 2015, related to 1,189 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans and leases into two segments: institutional and commercial real estate, or CRE. Within the institutional and CRE segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to note 4 on pages 150 to 154 of the 2014 Form 10-K.

The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014
Institutional:
Investment funds:
U.S.	$11,228	$11,388
Non-U.S.	2,232	2,333
Commercial and financial:
U.S.	3,294	3,061
Non-U.S.	468	256
Purchased receivables:
U.S.	115	124
Non-U.S.	4	6
Lease financing:
U.S.	334	335
Non-U.S.	609	668
Total institutional	18,284	18,171
Commercial real estate:
U.S.	35	28
Total loans and leases	18,319	18,199
Allowance for loan losses	(41)	(38)
Loans and leases, net of allowance for loan losses	$18,278	$18,161
Short-duration advances to our clients included in the institutional segment were $4.08 billion and $3.54 billion as of March 31, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $2.53 billion and $2.07 billion of senior secured bank loans as of March 31, 2015 and December 31, 2014, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of March 31, 2015 and December 31, 2014, our allowance for loan losses included approximately $30 million and $26 million, respectively, related to these loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
March 31, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,351	$1,132	$119	$916	$—	$28	$15,546
Speculative(2)	109	2,630	—	27	7	—	2,773
Total	$13,460	$3,762	$119	$943	$7	$28	$18,319

	Institutional				Commercial Real Estate
December 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,304	$1,011	$130	$976	$—	$—	$15,421
Speculative(2)	417	2,306	—	27	—	28	2,778
Total	$13,721	$3,317	$130	$1,003	$—	$28	$18,199

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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	March 31, 2015			December 31, 2014
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Collectively evaluated for impairment(1)	$18,284	$35	$18,319	$18,171	$28	$18,199
Total	$18,284	$35	$18,319	$18,171	$28	$18,199

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2015 and December 31, 2014, all of the allowance for loan losses of $41 million and $38 million, respectively, related to institutional loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases as of the dates indicated:

	March 31, 2015		December 31, 2014
(In millions)	Recorded Investment(1)	Unpaid Principal Balance(2)	Recorded Investment(1)	Unpaid Principal Balance(2)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$34
CRE—other—acquired credit-impaired	—	22	—	22
Total CRE	$—	$56	$—	$56

(1) As of March 31, 2015 and December 31, 2014, we have no recorded investment in institutional loans.
(2) As of March 31, 2015 and December 31, 2014, all of the allowance for loan losses of $41 million and $38 million, respectively, related to institutional loans collectively evaluated for impairment.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings in the three months ended March 31, 2015 and the year ended December 31, 2014.
As of March 31, 2015 and December 31, 2014, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$37	$28
Provisions	4	2
Ending balance	$41	$30

(1) As of March 31, 2015, approximately $30 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial-and-financial loans in the institutional segment.

The provision of $4 million recorded in the three months ended March 31, 2015 was associated with the secured bank loans as the portfolio continue to grow and become more seasoned. The senior secured bank loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Three Months Ended March 31,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,793	$33	$5,826	$5,999	$37	$6,036
Foreign currency translation and other, net	(160)	(3)	(163)	2	—	2
Ending balance	$5,633	$30	$5,663	$6,001	$37	$6,038
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Three Months Ended March 31,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,998	$27	$2,025	$2,321	$39	$2,360
Amortization	(48)	(2)	(50)	(52)	(2)	(54)
Foreign currency translation and other, net	(81)	(2)	(83)	—	—	—
Ending balance	$1,869	$23	$1,892	$2,269	$37	$2,306
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2015			December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,471	$(1,087)	$1,384	$2,569	$(1,088)	$1,481
Core deposits	664	(220)	444	688	(219)	469
Other	170	(106)	64	214	(139)	75
Total	$3,305	$(1,413)	$1,892	$3,471	$(1,446)	$2,025

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014
Collateral deposits, net	$22,094	$18,134
Unrealized gains on derivative financial instruments, net	8,048	7,934
Bank-owned life insurance	2,419	2,402
Investments in joint ventures and other unconsolidated entities	1,875	1,798
Accounts receivable	1,087	513
Receivable for securities settlement	419	218
Prepaid expenses	376	259
Income taxes receivable	295	396
Deferred tax assets, net of valuation allowance	189	214
Deposits with clearing organizations	181	197
Receivable for securities sold	45	—
Other(1)	521	535
Total	$37,549	$32,600

(1)	Includes other real estate owned of approximately $63 million and $62 million as of March 31, 2015 and December 31, 2014, respectively.
Note 7.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to note 10 on pages 159 to 160 of the 2014 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $23.88 billion and $24.43 billion as of March 31, 2015 and December 31, 2014, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of March 31, 2015, approximately 78% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

Guarantees:
Off-balance sheet guarantees comprise indemnified securities financing, stable value protection, unfunded commitments to purchase assets, and standby letters of credit. The following table, which presents the aggregate gross contractual amounts of our off-balance sheet guarantees as of the dates indicated, does not consider the value of any collateral, which may mitigate any potential loss. Amounts presented do not reflect participations to independent third parties.

(In millions)	March 31, 2015	December 31, 2014
Indemnified securities financing	$348,960	$349,766
Stable value protection	23,425	23,409
Asset purchase agreements	4,212	4,107
Standby letters of credit	4,782	4,720
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014
Fair value of indemnified securities financing	$348,960	$349,766
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	364,212	364,411
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	78,163	85,309
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	83,256	90,819
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2015 and December 31, 2014, we had approximately $19.85 billion and $15.94 billion,

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

respectively, of collateral provided and approximately $6.96 billion and $6.48 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
We evaluate our needs for accruals of loss contingencies related to legal proceedings on a case-by-case basis. When we have a liability that we deem probable and that we deem can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the loss. We also consider a loss probable and establish an accrual when we make, or intend to make, an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of proceedings and the reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, due to many complex factors, such as speed of discovery and the timing of court decisions or rulings, a loss or range of loss might not be reasonably estimated until the later stages of the proceeding.
As of March 31, 2015, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $358 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of $125 million, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. Discovery with respect to this matter is expected to be completed in 2015. As of March 31, 2015, we had $10 million accrued in connection with this matter.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	Revenue from indirect foreign exchange trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Three Months Ended March 31, 2015	68
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
As of March 31, 2015, we have accrued a total of $335 million associated with indirect foreign exchange client activities, including $150 million recorded in the first quarter of 2015. This accrual reflects the current status of continued negotiations in connection with our intention to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and civil litigants with regard to our indirect foreign exchange client activities. In the course of our negotiations seeking to resolve the outstanding asserted claims, we have received demands for settlement that aggregate up to $925 million. There can be no assurance that we will reach settlements in these matters, and the cost of any settlements or other resolutions of these matters could materially exceed our accrual and the amounts currently demanded of us for settlement. Our current efforts, even if successful, may not address all of our potential legal exposure arising out of our indirect foreign exchange client activities, and other claims, which may be material, could be asserted against us. An adverse outcome with respect to one or more claims relating to our indirect foreign exchange client activities could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.

Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of March 31, 2015, we had remaining accruals of approximately $2.7 million for indemnification costs associated with this matter.
Investment Servicing
State Street has been named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints collectively have alleged various claims in connection with certain assets managed by TAG. As of March 31, 2015, one action remains pending. As of March 31, 2015, we had $4.3 million accrued with respect to these matters.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $163 million as of both March 31, 2015 and December 31, 2014.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. The Internal Revenue Service, or IRS, completed their audit field procedures for the current audit related to our U.S. income tax returns for the tax years 2010 and 2011.
Note 9.    Variable Interest Entities
For additional information on our variable interest entities, or VIEs, refer to note 12 on pages 162 to 164 of the 2014 Form 10-K.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. As of March 31, 2015 and December 31, 2014, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.24 billion and $2.27 billion, respectively, and other short-term borrowings of $1.84 billion and $1.87 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 5.7 years as of March 31, 2015, compared to approximately 5.9 years as of December 31, 2014.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.88 billion and $669 million, respectively, as of March 31, 2015, none of which was utilized as of that date.
Interests in Sponsored Investment Funds:
As of March 31, 2015, the aggregate assets and liabilities of our consolidated sponsored investment fund totaled $68 million and $14 million, respectively. As of December 31, 2014, the aggregate assets and liabilities of our consolidated sponsored investment fund totaled $65 million and $13 million, respectively.
As of March 31, 2015 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $54 million and represented the value of our economic ownership interest in the fund.
As of March 31, 2015 and December 31, 2014, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $88 million and $45 million as of March 31, 2015 and December 31, 2014, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 10.    Shareholders' Equity
Preferred Stock:
Preferred Stock, Series E
In the three months ended March 31, 2015, we declared dividends on our Series E preferred stock of $1,833 per share, or approximately $0.46 per depositary share, totaling approximately $14 million. We did not declare a dividend on the Series E preferred stock in the three months ended March 31, 2014.
Preferred Stock, Series D
In the three months ended March 31, 2015, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. We did not declare a dividend on the Series D preferred stock in the three months ended March 31, 2014.
Preferred Stock, Series C
In the three months ended March 31, 2015, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $6 million. In the three months ended March 31, 2014, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $6 million.
Common Stock:
In March 2015 our Board of Directors, or Board, approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. No shares were purchased by us under this program in the three months ended March 31, 2015.
In the three months ended March 31, 2015, we purchased approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470 million under a previous program approved by the Board in March 2014. As of March 31, 2015, no shares remained available for purchases of our common stock under the program. Shares acquired under the program which remained unissued as of March 31, 2015 were recorded as treasury stock in

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

our consolidated statement of condition as of March 31, 2015.
In the three months ended March 31, 2015, we declared aggregate common stock dividends of $0.30 per share, totaling approximately $124 million, compared to aggregate common stock dividends of $0.26 per share, totaling approximately $112 million, declared in the three months ended March 31, 2014.

Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014
Net unrealized gains on cash flow hedges	$288	$276
Net unrealized gains (losses) on available-for-sale securities portfolio	472	273
Net unrealized gains (losses) related to reclassified available-for-sale securities	35	39
Net unrealized gains (losses) on available-for-sale securities	507	312
Net unrealized losses on available-for-sale securities designated in fair value hedges	(136)	(121)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	1
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(25)	(29)
Net unrealized losses on retirement plans	(267)	(272)
Foreign currency translation	(1,359)	(660)
Total	$(1,006)	$(507)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	11	179	—	5	—	(699)	(504)
Amounts reclassified into earnings	1	—	—	(1)	5	—	5
Other comprehensive income (loss)	12	179	—	4	5	(699)	(499)
Balance as of March 31, 2015	$288	$371	$(14)	$(25)	$(267)	$(1,359)	$(1,006)

	Three Months Ended March 31, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	(8)	258	—	8	1	27	286
Amounts reclassified into earnings	1	(9)	—	—	5	—	(3)
Other comprehensive income (loss)	(7)	249	—	8	6	27	283
Balance as of March 31, 2014	$154	$28	$(14)	$(39)	$(197)	$256	$188

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$1	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($6)	—	(9)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($4) and tax benefits of $3, respectively	5	5	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$5	$(3)
Note 11.    Regulatory Capital
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors. For additional information on regulatory capital, and the requirements to which we are subject, refer to note 15, Regulatory Capital on pages 170 to 173 in the 2014 Form 10-K.
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in 2010, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of their regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we are required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes will be the lower of each ratio calculated under the standardized approach and the advanced approaches.
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
As of March 31, 2015, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of March 31, 2015, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2015 that have changed the capital categorization of State Street Bank.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the regulatory capital structure, total risk-weighted assets, related regulatory capital ratios and the minimum required regulatory capital ratios for State Street and State Street Bank as of the dates indicated. As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period-end are not directly comparable. Refer to the footnotes following the table.

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2015(1)	Basel III Standardized Approach March 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches March 31, 2015(1)	Basel III Standardized Approach March 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,248	$10,248	$10,295	$10,295	$10,901	$10,901	$10,867	$10,867
Retained earnings			15,135	15,135	14,882	14,882	9,801	9,801	9,416	9,416
Accumulated other comprehensive income (loss)			(1,226)	(1,226)	(641)	(641)	(1,048)	(1,048)	(535)	(535)
Treasury stock, at cost			(5,519)	(5,519)	(5,158)	(5,158)	—	—	—	—
Total			18,638	18,638	19,378	19,378	19,654	19,654	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,932)	(5,932)	(5,869)	(5,869)	(5,632)	(5,632)	(5,577)	(5,577)
Other adjustments			(62)	(62)	(36)	(36)	(102)	(102)	(128)	(128)
Common equity tier 1 capital			12,644	12,644	13,473	13,473	13,920	13,920	14,043	14,043
Preferred stock			1,961	1,961	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(94)	(94)	(145)	(145)	—	—	—	—
Tier 1 capital			14,748	14,748	15,764	15,764	13,920	13,920	14,043	14,043
Qualifying subordinated long-term debt			1,439	1,439	1,618	1,618	1,453	1,453	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$16,902	$16,902	$17,861	$17,861	$15,373	$15,373	$15,677	$15,677
Risk-weighted assets:
Credit risk			$63,820	$119,582	$66,874	$87,502	$56,527	$112,454	$59,836	$84,433
Operational risk			35,765	NA	35,866	NA	35,348	NA	35,449	NA
Market risk(5)			4,413	2,364	5,087	2,910	4,407	2,363	5,048	2,909
Total risk-weighted assets			$103,998	$121,946	$107,827	$90,412	$96,282	$114,817	$100,333	$87,342
Adjusted quarterly average assets			$252,406	$252,406	$247,740	$247,740	$248,022	$248,022	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.2%	10.4%	12.5%	14.9%	14.5%	12.1%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.2	12.1	14.6	17.4	14.5	12.1	14.0	16.1
Total capital	8.0	8.0	16.3	13.9	16.6	19.8	16.0	13.4	15.6	17.9
Tier 1 leverage	4.0	4.0	5.8	5.8	6.4	6.4	5.6	5.6	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of March 31, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a credit valuation adjustment, or CVA, which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2015.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. For information on our derivative instruments, including the related accounting policies, refer to note 16 on pages 173 to 179 in the 2014 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2015 and December 31, 2014, we had recorded approximately $1.49 billion and $1.79 billion, respectively, of cash collateral received from counterparties and approximately $4.87 billion and $4.79 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of March 31, 2015 and December 31, 2014 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2015 totaled approximately $2.16 billion, against which we had no underlying collateral, due to timing differences with respect to the market-to market valuation of the collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of March 31, 2015 was approximately $2.16 billion. Such accelerated settlement would not affect our consolidated results of operations.

Derivatives Not Designated as Hedging Instruments:
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. Refer to pages 174 to 175 within note 16 in the 2014 Form 10-K for information on derivatives not designated as hedging instruments.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. Refer to pages 175 to 179 within note 16 in the 2014 Form 10-K for information on derivatives designated as hedging instruments.
 Fair value hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged trusts had a weighted-average life of approximately 5.7 years as of March 31, 2015, compared to 5.9 years as of December 31, 2014.
We have entered into interest-rate swap agreements to modify our interest expense on three

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Cash flow hedges
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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$474	$645
Options and caps purchased	4	7
Options and caps written	4	7
Futures	2,969	3,939
Foreign exchange contracts:
Forward, swap and spot	1,414,506	1,231,344
Options purchased	3,008	2,767
Options written	2,905	2,404
Futures	21	—
Credit derivative contracts:
Credit swap agreements	226	191
Commodity and equity contracts:
Commodity(1)	61	26
Equity(1)	92	2
Other:
Stable value contracts	23,425	23,409
Deferred value awards(2)	417	210
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	6,065	6,077
Foreign exchange contracts:
Forward and swap	2,605	2,705

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

March 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,565
Long-term debt(2)	3,500
Total	$6,065

December 31, 2014
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,577
Long-term debt(2)	3,500
Total	$6,077

(1) As of March 31, 2015 there were no interest-rate contracts designated as cash flow hedges.
(2) As of March 31, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $135 million. As of December 31, 2014, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.53%	2.54%	3.39%	2.60%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

Derivative Assets(1)
	Fair Value
(In millions)	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,610	$14,626
Interest-rate contracts	12	15
Other derivative contracts	3	2
Total	$15,625	$14,643
Derivatives designated as hedging instruments:
Foreign exchange contracts	$506	$509
Interest-rate contracts	129	62
Total	$635	$571

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,053	$14,922
Other derivative contracts	112	70
Interest-rate contracts	12	16
Total	$17,177	$15,008
Derivatives designated as hedging instruments:
Interest-rate contracts	$220	$223
Foreign exchange contracts	—	3
Total	$220	$226

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$204	$134
Interest-rate contracts	Processing fees and other revenue	1	—
Other derivative contracts	Trading services revenue	2	(1)
Total		$207	$133

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2015	2014
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$59	$49
Total		$59	$49

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended March 31,				Three Months Ended March 31,
(In millions)		2015	2014			2015	2014
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(67)	42	Investment securities	Processing fees and other revenue	$67	$(42)
Interest-rate contracts	Processing fees and other revenue	(25)	(12)	Available-for-sale securities	Processing fees and other revenue(1)	25	12
Interest-rate contracts	Processing fees and other revenue	68	49	Long-term debt	Processing fees and other revenue	(65)	(45)
Total		$(24)	$79			$27	$(75)

(1) Represents amounts reclassified out of or into other comprehensive income, or OCI. For the three months ended March 31, 2015, $15 million of unrealized losses on available-for-sale securities designated in fair value hedges were recognized in OCI. For the three months ended March 31, 2014, $10 million of unrealized gains on available-for-sale securities designated in fair value hedges were recognized in OCI.
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
(In millions)
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$(1)	Net interest revenue	$(1)	$(1)	Net interest revenue	$—	$1
Foreign exchange contracts	20	(12)	Net interest revenue	—	—	Net interest revenue	2	1
Total	$20	$(13)		$(1)	$(1)		$2	$2

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business. Refer to note 17 on pages 179 to 181 in the 2014 Form 10-K for information on offsetting arrangements and our related accounting policy.
As of March 31, 2015 and December 31, 2014, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $11.48 billion and $2.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $186 million and $125 million, respectively.

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$16,116	$(7,730)	$8,386	$15,135	$(6,275)	$8,860
Interest-rate contracts	141	(14)	127	77	(21)	56
Other derivative contracts	3	(2)	1	2	(1)	1
Cash collateral netting	—	(466)	(466)	—	(983)	(983)
Total derivatives	$16,260	$(8,212)	$8,048	$15,214	$(7,280)	$7,934
Other financial instruments:
Resale agreements and securities borrowing(3)	$62,587	$(31,407)	$31,180	$47,488	$(29,157)	$18,331
Total derivatives and other financial instruments	$78,847	$(39,619)	$39,228	$62,702	$(36,437)	$26,265

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $31,180 million as of March 31, 2015 were $11,331 million of resale agreements and $19,849 million of collateral provided related to securities borrowing. Included in the $18,331 million as of December 31, 2014 were $2,390 million of resale agreements and $15,941 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	March 31, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$8,048	$—	$(1,442)	$6,606	$7,934	$—	$(1,490)	$6,444
Resale agreements and securities borrowing	31,180	(283)	(30,842)	55	18,331	(128)	(18,157)	46
Total	$39,228	$(283)	$(32,284)	$6,661	$26,265	$(128)	$(19,647)	$6,490

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$17,053	$(7,730)	$9,323	$14,925	$(6,275)	$8,650
Interest-rate contracts	232	(14)	218	239	(20)	219
Other derivative contracts	112	(2)	110	70	(1)	69
Cash collateral netting	—	(2,661)	(2,661)	—	(2,630)	(2,630)
Total derivatives	$17,397	$(10,407)	$6,990	$15,234	$(8,926)	$6,308
Other financial instruments:
Repurchase agreements and securities lending(3)	$48,718	$(31,407)	$17,311	$44,562	$(29,157)	$15,405
Total derivatives and other financial instruments	$66,115	$(41,814)	$24,301	$59,796	$(38,083)	$21,713

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $17,311 million as of March 31, 2015 were $10,158 million of repurchase agreements and $7,153 million of collateral received related to securities lending. Included in the $15,405 million as of December 31, 2014 were $8,925 million of repurchase agreements and $6,480 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

	March 31, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$6,990	$—	$(110)	$6,880	$6,308	$—	$(19)	$6,289
Repurchase agreements and securities lending	17,311	(283)	(15,274)	1,754	15,405	(128)	(13,872)	1,405
Total	$24,301	$(283)	$(15,384)	$8,634	$21,713	$(128)	$(13,891)	$7,694

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2014
Interest revenue:
Deposits with banks	$54	$34
Investment securities:
U.S. Treasury and federal agencies	183	163
State and political subdivisions	58	71
Other investments	259	319
Securities purchased under resale agreements	11	9
Loans and leases	74	58
Other interest-earning assets	3	1
Total interest revenue	642	655
Interest expense:
Deposits	26	15
Short-term borrowings	1	15
Long-term debt	62	63
Other interest-bearing liabilities	7	7
Total interest expense	96	100
Net interest revenue	$546	$555
Note 15.    Expenses
Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended March 31,
(In millions)	2015	2014
Acquisition costs	$5	$21
Restructuring charges, net	1	12
Total acquisition and restructuring costs	$6	$33
Acquisition Costs
Acquisition costs recorded in the three months ended March 31, 2015 and 2014 were related to previously disclosed acquisitions.
Restructuring Charges
In the three months ended March 31, 2015, we recorded net restructuring charges of $1 million compared to $12 million in the three months ended March 31, 2014. The amounts recorded mainly related to our recently completed Business Operations and Information Technology Transformation program.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the recently completed Business Operations and Information Technology Transformation program:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2014	$40	$24	$7	$71
Additional accruals for Business Operations and Information Technology Transformation program	(3)	—	—	(3)
Additional accruals for 2012 expense control measures	—	—	4	4
Payments and adjustments	(10)	(3)	(5)	(18)
Balance as of March 31, 2015	$27	$21	$6	$54
Note 16.    Earnings Per Common Share
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
The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested restricted stock and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.

The following tables present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Net income	$409	$363
Less:
Preferred stock dividends	(31)	(6)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$377	$356
Average common shares outstanding (in thousands):
Basic average common shares	412,225	430,621
Effect of dilutive securities: common stock options and common stock awards	6,525	8,194
Diluted average common shares	418,750	438,815
Anti-dilutive securities(2)	791	1,504
Earnings per Common Share:
Basic	$.91	$.83
Diluted(3)	.90	.81

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
Note 17.    Line of Business Information
We have two lines of business: Investment Servicing and Investment Management. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. Information about our two lines of business, as well as revenues, expenses and capital

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

allocation methodologies associated with them, is provided in note 24 to the consolidated financial statements included in the 2014 Form 10-K.
The following is a summary of our line-of-business results for the periods indicated. The

“Other” column represents costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
(Dollars in millions, except where otherwise noted)
Servicing fees	$1,273	$1,238	$—	$—	$—	$—	$1,273	$1,238
Management fees	—	—	301	292	—	—	301	292
Trading services	315	241	9	12	—	—	324	253
Securities finance	101	85	—	—	—	—	101	85
Processing fees and other	59	55	2	1	—	—	61	56
Total fee revenue	1,748	1,619	312	305	—	—	2,060	1,924
Net interest revenue	545	551	1	4	—	—	546	555
Gains (losses) related to investment securities, net	(1)	6	—	—	—	—	(1)	6
Total revenue	2,292	2,176	313	309	—	—	2,605	2,485
Provision for loan losses	4	2	—	—	—	—	4	2
Total expenses	1,836	1,672	256	245	5	111	2,097	2,028
Income before income tax expense	$452	$502	$57	$64	$(5)	$(111)	$504	$455
Pre-tax margin	20%	23%	18%	21%			19%	18%
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
The following table presents our non-U.S. financial results for the periods indicated.

	Three Months Ended March 31,
(In millions)	2015	2014
Total fee revenue	$857	$788
Net interest revenue	291	312
Gains (losses) related to investment securities, net	(1)	6
Total revenue	1,147	1,106
Expenses	805	852
Income before income taxes	342	254
Income tax expense	78	61
Net income	$264	$193

The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	March 31, 2015	December 31, 2014
Interest-bearing deposits with banks	$26,893	$17,382
Investment securities	26,863	29,060
Other assets	13,948	13,577
Total non-U.S. assets	$67,704	$60,019

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition of the Corporation as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP
Boston, Massachusetts
May 8, 2015

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In March 2014, our Board of Directors approved a common stock purchase program authorizing the purchase by us of up to $1.7 billion of our common stock from April 1, 2014 through March 31, 2015. In March 2015, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of to $1.8 billion of our common stock from April 1, 2015 through June 30, 2016.
Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.
The following table presents purchases of our common stock under the March 2014 program and related information for each of the months in the quarter ended March 31, 2015. All purchases were made under the announced common stock purchase program approved by our Board in March 2014. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2015	3,279	$74.00	$243	$227
February 1 - February 28, 2015	2,598	75.95	197	30
March 1 - March 31, 2015	400	75.09	30	—	(1)
Total	6,277	$74.88	$470	$—	(1)

(1) Amount does not reflect the $1.8 billion common stock that can be purchased beginning April 1, 2015 under the March 2015 program.
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 8, 2015	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2015	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

	12	Ratios of earnings to fixed charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2015 and 2014, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014, (iii) consolidated statement of condition as of March 31, 2015 and December 31, 2014, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2015 and 2014, (v) consolidated statement of cash flows for the three months ended March 31, 2015 and 2014, and (vi) condensed notes to consolidated financial statements.