Form 10-Q
period 2015-06-30
STATE STREET CORP
filed 2015-08-07
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 408,113,062.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2015

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
As of June 30, 2015, we had consolidated total assets of $294.57 billion, consolidated total deposits of $230.59 billion, consolidated total shareholders' equity of $21.50 billion and 31,070 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia. We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $28.65 trillion of assets under custody and administration and $2.37 trillion of assets under management as of June 30, 2015.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as the 2014 Form 10-K, previously filed with the Securities and Exchange Commission, or SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2014 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2014 Form 10-K. We did not change these significant accounting policies in the first six months of 2015.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is prepared on both a GAAP, or reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to State Street's normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of State Street's und love those erlying financial performance and trends in addition to financial information prepared and reported in conformity with GAAP. We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding State Street's capital position and is of interest to investors.
Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with GAAP. Any non-GAAP, or operating-basis, financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable GAAP-basis measure.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
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

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement changes to the regulatory framework applicable to our operations, including implementation of the Dodd-Frank Act, the Basel III final rule and European legislation (such as the Alternative Investment Fund Managers Directive, Undertakings for Collective Investment in Transferable Securities Directives and Markets in Financial Instruments Directive II); among other consequences, these regulatory changes impact the levels of regulatory capital we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, and restrictions on banking and financial activities. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning and compliance programs, and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014	% Change
Total fee revenue	$2,082	$2,039	2%
Net interest revenue	535	561	(5)
Gains (losses) related to investment securities, net	(3)	(2)	50
Total revenue	2,614	2,598	1
Provision for loan losses	2	2
Total expenses	2,134	1,850	15
Income before income tax expense	478	746	(36)
Income tax expense	56	124	(55)
Net income	$422	$622	(32)
Adjustments to net income:
Dividends on preferred stock(1)	(29)	(19)	53
Earnings allocated to participating securities(2)	—	(1)
Net income available to common shareholders	$393	$602	(35)
Earnings per common share:
Basic	$.96	$1.41	(32)
Diluted	.94	1.38	(32)
Average common shares outstanding (in thousands):
Basic	410,674	427,824
Diluted	416,712	435,320
Cash dividends declared per common share	$.34	$.30
Return on average common equity	8.3%	11.9%

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014	% Change
Total fee revenue	$4,142	$3,963	5%
Net interest revenue	1,081	1,116	(3)
Gains (losses) related to investment securities, net	(4)	4	(200)
Total revenue	5,219	5,083	3
Provision for loan losses	6	4	50
Total expenses	4,231	3,878	9
Income before income tax expense	982	1,201	(18)
Income tax expense	151	216	(30)
Net income	$831	$985	(16)
Adjustments to net income:
Dividends on preferred stock(1)	(60)	(25)	140
Earnings allocated to participating securities(2)	(1)	(2)	(50)
Net income available to common shareholders	$770	$958	(20)
Earnings per common share:
Basic	$1.87	$2.23	(16)
Diluted	1.84	2.19	(16)
Average common shares outstanding (in thousands):
Basic	411,445	429,215
Diluted	417,643	436,958
Cash dividends declared per common share	$.64	$.56
Return on average common equity	8.1%	9.6%

(1) Refer to note 10 to the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Refer to note 16 to the consolidated financial statements included in this Form 10-Q.

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the second quarter of 2015 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the second quarter of 2015 to those for the second quarter of 2014 and for the six months ended June 30, 2015 to those for six months ended June 30, 2014, is provided under “Consolidated Results of Operations,” which follows these sections.
Highlights

•
Asset servicing and asset management fees increased 3% and 1%, respectively, in the second quarter of 2015 compared to the second quarter of 2014, both the result of net new business installed and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar.

•
In the second quarter of 2015, we secured new business of an estimated $143 billion in assets to be serviced; of that total, approximately $112 billion was installed prior to June 30, 2015, with the remaining balance expected to be installed in the remainder of 2015 or later.

•
Net new assets to be managed decreased approximately $65 billion in the second quarter of 2015 primarily due to seasonal outflows from SPY, our Standard & Poor's, or S&P, 500 ETF. Approximately $32 billion of new asset management business that was awarded to SSGA during the quarter was not installed as of June 30, 2015.

•
In the second quarter of 2015, we recorded a charge of $250 million, or $0.37 per share, to increase our legal accrual associated with our indirect foreign exchange business prior to 2010. This accrual reflects continued negotiations in connection with our intention to seek to resolve the outstanding claims asserted in the United States against us by governmental entities and civil litigants with regard to our indirect foreign exchange business. The total legal accrual associated with these matters as of the time of filing this Form 10-Q is $585 million. The legal accrual is further discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	In the second quarter of 2015, we declared quarterly common stock dividends of $0.34 per share, totaling approximately $139 million which were paid in July 2015.

•
In the second quarter of 2015, under a purchase program approved by our Board of Directors in March 2015 which authorizes us to purchase up to $1.8 billion of our common stock through June 30, 2016, we purchased approximately 4.4 million shares of our common stock at an average per-share cost of $78.79 and an aggregate cost of approximately $350 million.

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
Additional information with respect to our common stock purchase program and stock dividends is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.
Financial Results

•
Total revenue in the second quarter of 2015 increased 1% compared to the second quarter of 2014, primarily due to a 2% increase in total fee revenue, partially offset by a decline in net interest revenue. Total revenue in the second quarter of 2015 was negatively impacted by the stronger U.S. dollar by approximately $88 million when compared to the second quarter of 2014.

•
Total expenses in the second quarter of 2015 increased 15% compared to the second quarter of 2014, primarily driven by the increased legal accrual associated with indirect foreign exchange business, partially offset by a decrease in occupancy expenses.

•	Total expenses in the second quarter of 2015 benefited from the stronger U.S. dollar by approximately $71 million compared to the second quarter of 2014.

•	Return on average common shareholders' equity in the second quarter of 2015 decreased to 8.3% from 11.9% in the second quarter of 2014. The decrease was primarily driven by an increase in our legal accrual associated with indirect foreign exchange business, partially offset by an increase in total revenue for the same period.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months of 2015 compared to the same periods in 2014, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended June 30,
(Dollars in millions)	2015	2014	% Change
Fee revenue:
Servicing fees	$1,325	$1,288	3%
Management fees	304	300	1
Trading services:
Foreign exchange trading	167	144	16
Brokerage and other trading services	114	116	(2)
Total trading services	281	260	8
Securities finance	155	147	5
Processing fees and other	17	44	(61)
Total fee revenue	2,082	2,039	2
Net interest revenue:
Interest revenue	629	650	(3)
Interest expense	94	89	6
Net interest revenue	535	561	(5)
Gains (losses) related to investment securities, net	(3)	(2)
Total revenue	$2,614	$2,598	1

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Fee revenue:
Servicing fees	$2,598	$2,526	3%
Management fees	605	592	2
Trading services:
Foreign exchange trading	370	278	33
Brokerage and other trading services	235	235	—
Total trading services	605	513	18
Securities finance	256	232	10
Processing fees and other	78	100	(22)
Total fee revenue	4,142	3,963	5
Net interest revenue:
Interest revenue	1,271	1,305	(3)
Interest expense	190	189	1
Net interest revenue	1,081	1,116	(3)
Gains (losses) related to investment securities, net	(4)	4
Total revenue	$5,219	$5,083	3

Fee Revenue
Servicing and management fees collectively comprised approximately 78% and 77%, of our total fee revenue in the second quarter and first six months of 2015, respectively, compared to approximately 78% and 79%, in the second quarter and first six months of 2014, respectively. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Asset-based management fees for actively managed products are generally charged at a higher percentage of assets under management than for passive products. Actively managed products may also include performance fee arrangements which are recorded when the performance period is complete. Performance fees are generated when the performance of certain managed portfolios exceeds

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, using relevant information as of June 30, 2015 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease in worldwide equity valuations, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease in worldwide fixed income security valuations, over the relevant periods for or on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 1%.

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

TABLE 3: DAILY, MONTH-END AND YEAR-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,102	1,900	11%	2,085	1,923	8%	2,063	1,960	5%
NASDAQ®	5,030	4,196	20	4,999	4,255	17	4,987	4,408	13
MSCI EAFE®	1,905	1,942	(2)	1,887	1,955	(3)	1,842	1,972	(7)
	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,083	1,868	12%	2,071	1,880	10%
NASDAQ®	4,929	4,203	17	4,916	4,229	16
MSCI EAFE®	1,861	1,918	(3)	1,863	1,926	(3)
FEE REVENUE
Table 2: Total Revenue provides the breakout of fee revenue for the second quarter and first six months of 2015 and 2014.
Servicing Fees
Servicing fees in both the second quarter and first six months of 2015 increased 3% compared to the same periods in 2014, primarily as a result of the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar. In both the second quarter and first six months of 2015, servicing fees generated outside the U.S. were approximately 41% of total servicing fees compared to 42% for both the second quarter and first six months of 2014.
The increase in total assets under custody and administration as of June 30, 2015 compared to December 31, 2014 primarily resulted from new business in assets to be serviced and stronger global equity markets. The increase in total assets under custody and administration as of June 30, 2015 compared to June 30, 2014 primarily resulted from stronger global equity markets, net shareholder subscriptions experienced by our custody clients and new business partially offset by losses of assets serviced. Asset levels as of June 30, 2015 did not reflect the estimated $143 billion of new business in assets to be serviced awarded to us in the second quarter of 2015 and prior periods but not installed prior to June 30, 2015. This new business will be reflected in assets under custody and administration in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

TABLE 4: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	June 30, 2015	December 31, 2014	June 30, 2014
Mutual funds	$7,107	$6,992	$7,122
Collective funds	7,189	6,949	6,956
Pension products	5,830	5,746	5,613
Insurance and other products	8,524	8,501	8,709
Total	$28,650	$28,188	$28,400

TABLE 5: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	June 30, 2015	December 31, 2014	June 30, 2014
Equities	$16,006	$15,876	$15,607
Fixed-income	8,939	8,739	9,255
Short-term and other investments	3,705	3,573	3,538
Total	$28,650	$28,188	$28,400

TABLE 6: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	June 30, 2015	December 31, 2014	June 30, 2014
North America	$21,667	$21,217	$21,199
Europe/Middle East/Africa	5,621	5,633	5,923
Asia/Pacific	1,362	1,338	1,278
Total	$28,650	$28,188	$28,400

(1) Geographic mix is based on the location at which the assets are serviced.
Management Fees
Management fees in the second quarter and first six months of 2015 increased 1% and 2%, respectively, compared to the second quarter and first six months of 2014, primarily due to net new business and stronger U.S. equity markets, partially offset by the impact of the stronger U.S. dollar. Management fees generated outside the U.S. were approximately 36% and 35%, respectively, of total management fees for the second quarter and first six months of 2015, compared to 36% for both the second quarter and first six months of 2014.

TABLE 7: ASSETS UNDER MANAGMENT BY ASSET CLASS AND INVESTMENT APPROACH
(Dollars in billions)	June 30, 2015	December 31, 2014	June 30, 2014
Equity:
Active	$36	$39	$42
Passive	1,386	1,436	1,390
Total Equity	1,422	1,475	1,432
Fixed-Income:
Active	17	17	16
Passive	303	302	336
Total Fixed-Income	320	319	352
Cash(1)	376	399	413
Multi-Asset-Class Solutions:
Active	29	30	34
Passive	89	97	116
Total Multi-Asset-Class Solutions	118	127	150
Alternative Investments(2):
Active	18	17	18
Passive	120	111	115
Total Alternative Investments	138	128	133
Total	$2,374	$2,448	$2,480

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 8: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(Dollars in billions)	June 30, 2015	December 31, 2014	June 30, 2014
Alternative Investments(2)	$37	$38	$43
Cash	2	1	1
Equity	342	388	331
Fixed-income	41	39	38
Total Exchange-Traded Funds	$422	$466	$413

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 9: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(Dollars in billions)	June 30, 2015	December 31, 2014	June 30, 2014
North America	$1,486	$1,568	$1,533
Europe/Middle East/Africa	563	559	589
Asia/Pacific	325	321	358
Total	$2,374	$2,448	$2,480

(1) Geographic mix is based on client location or fund management location.
In asset management, we experienced net outflows of approximately $104 billion between

June 30, 2015 and December 31, 2014, primarily composed of approximately $43 billion of net outflows from ETFs, approximately $40 billion of net outflows from long-term institutional portfolios and approximately $21 billion of outflows from money market funds. This decrease in total assets under management resulted primarily from seasonal outflows from SPY, our S&P 500 ETF and the strengthening U.S. dollar, partially offset by the stronger U.S. equity markets. The decrease in total assets under management as of June 30, 2015 compared to June 30, 2014 resulted from net business lost and the strengthening U.S. dollar offset by stronger U.S. equity markets.

TABLE 10: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of June 30, 2014	$1,432	$352	$413	$150	$133	$2,480
Long-term institutional inflows(1)	147	36	—	17	6	206
Long-term institutional outflows(1)	(144)	(66)	—	(17)	(5)	(232)
Long-term institutional flows, net	3	(30)	—	—	1	(26)
ETF flows, net	44	2	—	—	(2)	44
Cash fund flows, net	—	—	(9)	—	—	(9)
Total flows, net	47	(28)	(9)	—	(1)	9
Market appreciation	35	15	—	(17)	5	38
Foreign exchange impact	(39)	(20)	(5)	(6)	(9)	(79)
Total market/foreign exchange impact	(4)	(5)	(5)	(23)	(4)	(41)
Balance as of December 31, 2014	1,475	319	399	127	128	2,448
Long-term institutional inflows(1)	129	34	—	29	11	203
Long-term institutional outflows(1)	(166)	(30)	—	(38)	(9)	(243)
Long-term institutional flows, net	(37)	4	—	(9)	2	(40)
ETF flows, net	(47)	3	—	—	1	(43)
Cash fund flows, net	—	—	(21)	—	—	(21)
Total flows, net	(84)	7	(21)	(9)	3	(104)
Market appreciation	43	(1)	—	2	11	55
Foreign exchange impact	(12)	(5)	(2)	(2)	(4)	(25)
Total market/foreign exchange impact	31	(6)	(2)	—	7	30
Balance as of June 30, 2015	$1,422	$320	$376	$118	$138	$2,374

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
The net outflows of approximately $104 billion in assets under management between June 30, 2015 and December 31, 2014 presented in the preceding table did not include approximately $32 billion of new asset management business, which was awarded to SSGA, but not installed as of June 30, 2015. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Total assets under management as of June 30, 2015 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services

TABLE 11: TRADING SERVICES REVENUE
	Quarters Ended June 30,
(Dollars in millions)	2015	2014	% Change
Foreign exchange trading:
Direct sales and trading	$88	$79	11%
Indirect foreign exchange trading	79	65	22
Total foreign exchange trading	167	144	16
Brokerage and other trading services:
Electronic foreign exchange services	44	43	2
Other trading, transition management and brokerage	70	73	(4)
Total brokerage and other trading services	114	116	(2)
Total trading services revenue	$281	$260	8

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Foreign exchange trading:
Direct sales and trading	$223	$150	49%
Indirect foreign exchange trading	147	128	15
Total foreign exchange trading	370	278	33
Brokerage and other trading services:
Electronic foreign exchange services	92	91	1
Other trading, transition management and brokerage	143	144	(1)
Total brokerage and other trading services	235	235	—
Total trading services revenue	$605	$513	18
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
Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility, reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our foreign exchange activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or spreads across product mix tend to result in increases or decreases, as the case may be, in client-related FX revenue. Revenue earned from direct sales and trading and indirect FX trading is recorded in FX trading revenue.
Total FX trading revenue increased 16% and 33%, for the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, primarily the result of higher volatility and client volumes.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 53% and 60% of total foreign exchange trading revenue for the three and six month periods ended June 30, 2015, respectively, as compared to 55% and 54% in the same periods in 2014.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading,” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 47% and 40% of total foreign exchange trading revenue for the three and six month periods ended June 30, 2015, respectively, as compared to 45% and 46% in the same periods in 2014. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

process, both for funds under custody with us as well as those under custody at another bank.
Our direct sales and trading revenue increased 11% and 49%, in the second quarter and first six months of 2015, respectively, as compared to the same periods of 2014. The increases primarily resulted from higher currency volatility, market making activities and client volumes. Our estimated indirect FX trading revenue increased 22% and 15%, in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. The increase mainly resulted from higher currency volatility and client volumes and spreads.
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
Total brokerage and other trading services revenue decreased 2% in the second quarter of 2015 compared to the second quarter of 2014, and was flat in the first six months of 2015 compared to the same period of 2014. Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services increased 2% and 1%, in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014.
The 4% and 1% decrease in other trading, transition management and brokerage revenue for the second quarter and first six months of 2015, respectively, compared to the same periods of 2014 was primarily due to a decrease in other trading revenue, partially offset by an increase in transition management revenue. In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business. While the increase in revenue in the second quarter and first six months of 2015, relative to the second quarter and first six months of 2014, may not reflect a continuation of those effects, the reputational and regulatory impact of those compliance issues may adversely affect our transition management revenue in future periods.
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
See Table 2: Total Revenue for the comparison of securities finance revenue for the quarters ended June 30 and first six months of 2015 and 2014.
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
Securities finance revenue increased 5% and 10%, in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. The increase was mainly the result of new business from enhanced custody and the impact of higher lending volumes associated with our agency lending program.
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
Processing fees and other revenue decreased 61% and 22%, in the second quarter and first six

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

months of 2015, respectively, compared to the same periods of 2014, as shown in Table 2: Total Revenue. The decreases were mainly due to higher amortization on our tax-advantaged investments, partly offset by higher revenue from our equity method investments and joint ventures.
NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the quarters ended June 30, 2015 and 2014.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 12: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended June 30,
	2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$79,435	$54.27%		$53,564	$51.38%
Securities purchased under resale agreements	2,662	15	2.24	4,307	10.94
Trading account assets	1,243	—	—	953	—	—
Investment securities	108,953	525	1.93	117,593	568	1.94
Loans and leases	17,508	77	1.77	15,061	61	1.62
Other interest-earning assets	23,610	2.03		14,845	2.06
Average total interest-earning assets	$233,411	$673	1.16	$206,323	$692	1.34
Interest-bearing deposits:
U.S.	$28,165	$9.13%		$20,698	$4.09%
Non-U.S.	110,942	5.02		109,290	14.05
Securities sold under repurchase agreements	10,155	1.02		8,747	—	—
Federal funds purchased	22	—	—	19	—	—
Other short-term borrowings	4,400	2.16		4,000	(12)	(1.20)
Long-term debt	9,154	61	2.67	9,340	64	2.73
Other interest-bearing liabilities	8,609	16.74		7,559	19.99
Average total interest-bearing liabilities	$171,447	$94.22		$159,653	$89.22
Interest-rate spread			.94%			1.12%
Net interest revenue—fully taxable-equivalent basis		$579			$603
Net interest margin—fully taxable-equivalent basis			1.00%			1.17%
Tax-equivalent adjustment		(44)			(42)
Net interest revenue—GAAP basis		$535			$561

	Six Months Ended June 30,
	2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$75,523	$108.29%		$43,543	$85.40%
Securities purchased under resale agreements	2,556	26	2.07	5,463	19.69
Trading account assets	1,181	—	—	927	—	—
Investment securities	110,795	1,069	1.93	117,713	1,165	1.98
Loans and leases	17,765	151	1.71	14,833	119	1.61
Other interest-earning assets	22,085	5.05		14,190	3.04
Average total interest-earning assets	$229,905	$1,359	1.19	$196,669	$1,391	1.42
Interest-bearing deposits:
U.S.	$29,164	$19.13%		$16,409	$5.07%
Non-U.S.	107,406	21.04		105,308	28.05
Securities sold under repurchase agreements	9,757	—	—	8,586	—	—
Federal funds purchased	23	—	—	20	—	—
Other short-term borrowings	4,424	3.15		3,955	3.16
Long-term debt	9,443	123	2.60	9,503	127	2.66
Other interest-bearing liabilities	8,040	24.59		7,161	26.73
Average total interest-bearing liabilities	$168,257	$190.23		$150,942	$189.25
Interest-rate spread			0.96%			1.17%
Net interest revenue—fully taxable-equivalent basis		$1,169			$1,202
Net interest margin—fully taxable-equivalent basis			1.03%			1.23%
Tax-equivalent adjustment		(88)			(86)
Net interest revenue—GAAP basis		$1,081			$1,116
Net interest revenue decreased 4% and 3%, on a fully taxable-equivalent basis in the second quarter and first six months of 2015 respectively, compared to the same periods of 2014. The decrease was generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were higher for the second quarter and first six months of 2015 compared to the same periods in 2014 as a result of elevated levels of client deposits invested in interest-bearing deposits with banks, higher average loans and leases and higher levels of cash collateral (included in other interest-earning assets in Table 12: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis) provided in connection with our enhanced custody business.
The higher level of investment in interest-bearing deposits with banks resulted from continued higher levels of client deposits, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
During the past year, our clients have continued to place elevated levels of deposits with us, as central bank actions have resulted in high levels of liquidity and low global interest rates. We evaluate deposits as either inherent in our relationship with our custodial clients, which we generally invest in our investment portfolio, or transient, or excess, deposits, which we generally deposit with central banks. Deposits with central banks generate low returns. Consequently, the elevated levels of these transient deposits have contributed to a reduction of our net interest margin relative to historical levels.
The deposits with central banks are also included in our total consolidated assets, and higher deposit levels also impact our regulatory leverage ratios. We are engaging in discussions with clients regarding deposit levels and are developing plans to better balance our clients' cash management needs with our economic and regulatory objectives. These efforts may not achieve their intended goals.
The effects of the recent stronger U.S. dollar relative to other currencies, particularly the Euro, also negatively impacted our net interest revenue as we maintain a portion of our investment portfolio in Euro denominated securities.  If European Central Bank, or ECB, monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue may continue or worsen.
Negative interest rates on assets generate negative interest income. Conversely, negative interest rates on liabilities generate negative interest expense. These amounts are included within interest income and interest expense.
We recorded aggregate discount accretion in interest revenue of $48 million in the first six months of 2015 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue of $2.07 billion (including $48 million in the first six months of 2015, $119 million for the twelve months ended December 31, 2014, $137 million for the twelve months ended December 31, 2013, $215 million for the twelve months ended December 31, 2012, $220 million for the twelve months ended December 31, 2011, $712 million for the twelve months ended December 31, 2010 and $621 million for the twelve months ended December 31, 2009). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2015 to generate discount accretion in future periods of approximately $276 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $79.44 billion and $75.52 billion, for the second quarter and first six months of 2015, respectively, compared to $53.56 billion and $43.54 billion, respectively, for the same periods of 2014. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and due to the continued elevated levels of client deposits and our investment of the excess deposits with central banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

If client deposits remain at or close to current elevated levels, we expect to continue to invest them in either money market assets, including central bank deposits, or in investment securities, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities decreased to $108.95 billion, and $110.80 billion, for the second quarter and first six months of 2015, respectively, compared to $117.59 billion and $117.71 billion, respectively, for the same periods of 2014, as we continue to optimize our balance sheet in light of the evolving regulatory environment. Detail with respect to our investment securities portfolio as of June 30, 2015 and December 31, 2014 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Average loans and leases increased to $17.51 billion and $17.77 billion for the second quarter and first six months of 2015 compared to $15.06 billion and $14.83 billion for the same periods of 2014. The increase was mainly related to mutual fund lending and our continued investment in senior secured bank loans. Mutual fund lending and senior secured bank loans averaged approximately $12.61 billion and $12.78 billion, respectively, for the second quarter and first six months of 2015, compared to $9.67 billion and $9.62 billion, respectively, for the same periods of 2014.
Average loans and leases also include short-duration advances.

TABLE 13: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended June 30,
(In millions)	2015	2014
Average U.S. short-duration advances	$2,263	$2,338
Average non-U.S. short-duration advances	1,454	1,511
Average total short-duration advances	$3,717	$3,849
Average short-duration advances to average loans and leases	21%	26%

	Six Months Ended June 30,
(In millions)	2015	2014
Average U.S. short-duration advances	$2,313	$2,209
Average non-U.S. short-duration advances	1,487	1,461
Average total short-duration advances	$3,800	$3,670
Average short-duration advances to average loans and leases	21%	25%
The decline in the proportion of the average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-

duration advances provide liquidity to clients in support of their investment activities.
Although average short-duration advances decreased for the second quarter of 2015 and increased for the first six months of 2015 compared to the second quarter and first six months of 2014, respectively, such average short-duration advances provided by us remained low relative to historical levels, primarily the result of higher levels of liquidity, including excess deposits, held by our clients.
Average other interest-earning assets increased to $23.61 billion and $22.09 billion, for the second quarter and first six months of 2015, respectively, from $14.85 billion and $14.19 billion, for the second quarter and first six months of 2014, respectively. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 10% of our average total interest-earning assets for both the second quarter and first six months of 2015, compared to approximately 7% of our average total interest-earning assets for both the second quarter and first six months of 2014, as this business continued to grow. While the enhanced custody business supports our overall profitability by generating securities finance revenue, it puts downward pressure on our net interest margin, as interest income on the receivable associated with the cash collateral we provide is earned at a lower rate compared to our investment securities portfolio.
Aggregate average interest-bearing deposits increased to $139.11 billion and $136.57 billion, for the second quarter and first six months of 2015, respectively, from $129.99 billion and $121.72 billion, respectively, for the same periods of 2014. The higher levels were primarily the result of increases in both U.S. and non-U.S. transaction accounts and time deposits. Future transaction account levels will be influenced by the underlying asset servicing business, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings increased to $4.40 billion and $4.42 billion, for the second quarter and first six months of 2015, respectively, from $4.00 billion and $3.96 billion, respectively, for the same periods of 2014. The increase was the result of a higher level of client demand for our commercial paper. State Street plans to phase-out its commercial paper program by July 1, 2016, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. The decline in interest rates paid from (1.20)% and 0.2%, in the second quarter and first six months of 2014, respectively, to 0.2% in both the second quarter and first six months of 2015, resulted from a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

reclassification of certain derivative contracts in 2014 that hedge our interest-rate risk on certain assets and liabilities, which reduced interest revenue and interest expense.
Average long-term debt decreased to $9.15 billion and $9.44 billion, for the second quarter and first six months of 2015, respectively, from $9.34 billion and $9.50 billion, respectively, for the same periods of 2014. The decrease primarily reflected the issuance of $1.0 billion of senior debt issued in December 2014 which was offset by a $900 million extendible note called at the end of February 2015, the maturities of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities increased to $8.61 billion and $8.04 billion, for the second quarter and first six months of 2015, respectively, from $7.56 billion and $7.16 billion, respectively, for the same periods of 2014, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; the effectiveness of our efforts to reduce excess client deposits; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; and the yields earned on securities purchased compared to the yields earned on securities sold or matured.
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

TABLE 14: INVESTMENT SECURITIES GAINS (LOSSES), NET
	Quarters Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net realized gains (losses) from sales of available-for-sale securities	$(3)	$—	$(3)	$15
Net impairment losses:
Gross losses from other-than-temporary impairment	—	—	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	(2)	—	(10)
Net impairment losses(1)	—	(2)	(1)	(11)
Gains (losses) related to investment securities, net	$(3)	$(2)	$(4)	$4

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(1)	$—	$(10)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—	—	—
Impairment associated with adverse changes in timing of expected future cash flows	—	(1)	(1)	(1)
Net impairment losses	$—	$(2)	$(1)	$(11)
From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, to optimize our balance sheet for regulatory changes, or for other reasons. In the first six months of 2015, we sold approximately $9.63 billion of such investment securities, compared to approximately $2.84 billion in the first six months of 2014. We recorded $3 million of net realized losses and $15 million of net realized gains in the first six months of 2015 and 2014, respectively, as presented in the preceding table.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $2 million and $6 million in the second quarter and first

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

six months of 2015, respectively, compared to $2 million and $4 million, respectively, in the same periods in 2014. The provisions in both periods of 2014 and 2015 were recorded in connection with our exposure to non-investment-grade borrowers composed of senior secured bank loans, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market. The provisions remained flat in the second quarter of 2015 compared to the second quarter of 2014. Increases in the provisions in the year-to-date comparison reflected growth of the senior secured loan portfolio. Additional information about these senior secured bank loans is provided under “Financial Condition - Loans and Leases” in this Management's Discussion and Analysis and in note 4 to the consolidated financial statements included in this Form 10-Q.
EXPENSES

TABLE 15: EXPENSES
	Quarters Ended June 30,
(Dollars in millions)	2015	2014	% Change
Compensation and employee benefits	$984	$978	1%
Information systems and communications	249	244	2
Transaction processing services	201	193	4
Occupancy	109	115	(5)
Acquisition costs	3	15
Restructuring charges, net	—	13
Other:
Professional services	136	116	17
Amortization of other intangible assets	49	54	(9)
Securities processing costs	14	8
Regulatory fees and assessments	25	19
Other	364	95	283
Total other	588	292	101
Total expenses	$2,134	$1,850	15
Number of employees at quarter-end	31,070	29,420

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Compensation and employee benefits	$2,071	$2,135	(3)%
Information systems and communications	496	488	2
Transaction processing services	398	384	4
Occupancy	222	229	(3)
Acquisition costs	8	36
Restructuring charges, net	1	25
Other:
Professional services	232	221	5
Amortization of other intangible assets	99	108	(8)
Securities processing costs	34	31
Regulatory fees and assessments	58	38
Other	612	183	234
Total other	1,035	581	78
Total expenses	$4,231	$3,878	9

Compensation and employee benefits expenses increased 1% in the second quarter of 2015 compared to the same period in 2014, reflecting increased costs to support new business and regulatory initiatives, partially offset by the benefit of the stronger U.S. dollar. Compensation and employee benefits expenses decreased 3% in the first six months of 2015 compared to the same period in 2014. The decrease was primarily the result of severance costs of $76 million recorded in the first six months of 2014 associated with staffing reductions.
Compensation and employee benefits expenses in both the first six months of 2015 and 2014, included approximately $137 million and $146 million, respectively, associated with the seasonal first quarter deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
Expenses for transaction processing services increased 4% in both the second quarter and first six months of 2015 compared to the same periods in 2014. The increase primarily relates to higher transaction volumes in the investment servicing business.
Other expenses increased 101% and 78% in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, primarily due to a first quarter 2015 legal accrual of $150 million and a second quarter 2015 legal accrual of $250 million, each in connection with our indirect foreign exchange business. In addition, higher levels of regulatory fees and assessments also contributed to these increases. The legal accrual is further discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.

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
Acquisition Costs
In the second quarter and first six months of 2015, we recorded acquisition costs of $3 million and $8 million, respectively, compared to $15 million and$36 million, respectively, in the same periods in 2014. These amounts related to previously disclosed acquisitions.
Restructuring Charges
In the second quarter of 2015, we recorded no net restructuring charges compared to $13 million in the same period of 2014. In the first six months of 2015, we recorded net restructuring charges of $1 million compared to $25 million in the same period in 2014. The amounts recorded in the second quarter of 2014 mainly related to our recently completed Business Operations and Information Technology Transformation program.
Income Tax Expense
Income tax expense was $56 million in the second quarter of 2015 compared to $124 million in the second quarter of 2014. In the first six months of 2015 and 2014, income tax expense was $151 million and $216 million, respectively. The decreases in both periods of 2015 were primarily due to the effects of the legal accruals recorded during these periods

($150 million in the first quarter of 2015 and $250 million in the second quarter of 2015). Our effective tax rate for the first six months of 2015 was 15.3% and included effects of the approval of a tax refund for prior years, partially offset by a change in New York tax law, compared to 18.0% in the same period of 2014.
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
“Other” for the second quarter and first six months of 2015 included net costs of $3 million and $8 million, respectively, composed of the following -

•	Net acquisition and restructuring costs of $3 million and $9 million, respectively; and

•	Net severance cost credit adjustment of $1 million in the first six months of 2015.
“Other” for the second quarter and first six months of 2014 included costs of $32 million and $143 million, respectively, composed of the following -

•	Net severance costs associated with staff reductions of $4 million and $76 million, respectively;

•	Net acquisition and restructuring costs of $28 million and $61 million, respectively; and

•	Provisions for legal contingencies of $6 million in the first six months of 2014.
Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change	2015	2014	% Change
Servicing fees	$1,325	$1,288	3%	$2,598	$2,526	3%
Trading services	271	249	9	586	490	20
Securities finance	155	147	5	256	232	10
Processing fees and other	22	42	(48)	81	97	(16)
Total fee revenue	1,773	1,726	3	3,521	3,345	5
Net interest revenue	534	558	(4)	1,079	1,109	(3)
Gains (losses) related to investment securities, net	(3)	(2)	50	(4)	4	(200)
Total revenue	2,304	2,282	1	4,596	4,458	3
Provision for loan losses	2	2	—	6	4	50
Total expenses	1,880	1,594	18	3,716	3,265	14
Income before income tax expense	$422	$686	(38)	$874	$1,189	(26)
Pre-tax margin	18%	30%		19%	27%
Total revenue in the second quarter and first six months of 2015 for our Investment Servicing line of business, presented in Table 16: Investment Servicing Line of Business Results, increased 1% and 3%, respectively, compared to the same periods in 2014. Total fee revenue increased 3% and 5%, respectively, compared to the same periods in 2014.
Servicing fees increased 3% in both the second quarter and first six months of 2015 compared to the same periods in 2014. The increases for both comparisons primarily resulted from the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and stronger global equity markets, partially offset by the impact of the stronger U.S. dollar.
Trading services revenue increased 9% and 20%, respectively, in the second quarter and first six months of 2015, compared to the same periods in 2014, primarily the result of higher currency volatility and client volumes, partially offset by a decline in transition management revenue.
Securities finance revenue increased 5% and 10%, respectively, in the second quarter and first six months of 2015, compared to the same periods in 2014. The increase in the second quarter primarily resulted from new business in enhanced custody, partially offset by lower loan volumes and spreads associated with our lending program. The increase in the first six months primarily resulted from new business in enhanced custody and higher loan volumes associated with our lending program.
Processing fees and other revenue decreased 48% and 16%, respectively, in the second quarter and first six months of 2015, compared to the same periods in 2014, primarily due to higher amortization of tax-advantaged investments, partially offset by higher loan service fees due to higher average loan volumes.
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
Net interest revenue decreased 4% and 3%, respectively, in the second quarter and first six months of 2015, compared to the same periods in 2014, primarily the result of lower yields on interest earning assets, as lower global interest rates affected our revenue from floating-rate assets, as well as the impact of the stronger U.S. dollar. The decreases were partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses increased 18% and 14%, respectively, in the second quarter and first six months of 2015, compared to the same periods in 2014. The increases in both comparisons primarily resulted from other expenses for a legal accrual recorded in connection with our indirect foreign exchange business, higher regulatory and compliance costs, increases in compensation and employee benefits due to additional staffing to support new business, and transaction processing services. Both comparisons were partially offset by the impact of the strong U.S. dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change	2015	2014	% Change
Management fees	$304	$300	1%	$605	$592	2%
Trading services	10	11	(9)	19	23	(17)
Processing fees and other	(5)	2	nm	(3)	3	nm
Total fee revenue	309	313	(1)	621	618	—
Net interest revenue	1	3	(67)	2	7	(71)
Total revenue	310	316	(2)	623	625	—
Total expenses	251	224	12	507	470	8
Income before income tax expense	$59	$92	(36)	$116	$155	(25)
Pre-tax margin	19%	29%		19%	25%

nm - not meaningful
Total revenue for our Investment Management line of business, presented in Table 17: Investment Management Line of Business Results, decreased 2% in the second quarter of 2015 compared to the same period in 2014, while total revenue in the first six months of 2015 remained flat compared to the same period in 2014. Total fee revenue decreased 1% in the second quarter of 2015 compared to the same period in 2014, while total fee revenue in the first six months of 2015 remained flat compared to the same period in 2014.
Management fees increased 1% and 2%, respectively, in the second quarter and first six months of 2015 compared to the same periods in 2014, primarily due to net new business and stronger U.S. equity markets, partially offset by the impact of the strong U.S. dollar. Trading services revenue declined 9% and 17%, respectively, in the second quarter and first six months of 2015 compared to the same periods in 2014, mainly due to favorable mark to market on seed capital in the second quarter of 2014, as well as lower distribution fees in 2015 associated with the SPDR® Gold ETF, which resulted from outflows in 2014 and a lower average gold price during the period.
Management fees for the Investment Management business line are consistent with the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses increased 12% and 8%, respectively, in the second quarter and first six months of 2015 compared to the same periods in 2014, primarily driven by higher transaction processing services, increases in compensation due to additional staffing to support business growth, and gains and recoveries associated with Lehman

Brothers-related assets recorded in 2014. Both comparisons were partially offset by the impact of the strong U.S. dollar.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 18: AVERAGE STATEMENT OF CONDITION(1)

Six Months Ended June 30,	2015	2014
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$75,523	$43,543
Securities purchased under resale agreements	2,556	5,463
Trading account assets	1,181	927
Investment securities	110,795	117,713
Loans and leases	17,765	14,833
Other interest-earning assets	22,085	14,190
Average total interest-earning assets	229,905	196,669
Cash and due from banks	2,603	4,963
Other noninterest-earning assets	28,977	23,538
Average total assets	$261,485	$225,170
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$29,164	$16,409
Non-U.S.	107,406	105,308
Total interest-bearing deposits	136,570	121,717
Securities sold under repurchase agreements	9,757	8,586
Federal funds purchased	23	20
Other short-term borrowings	4,424	3,955
Long-term debt	9,443	9,503
Other interest-bearing liabilities	8,040	7,161
Average total interest-bearing liabilities	168,257	150,942
Noninterest-bearing deposits	55,676	41,312
Other noninterest-bearing liabilities	16,232	11,786
Preferred shareholders’ equity	2,129	979
Common shareholders’ equity	19,191	20,151
Average total liabilities and shareholders’ equity	$261,485	$225,170

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2015	December 31, 2014
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,902	$10,655
Mortgage-backed securities	19,718	20,714
Asset-backed securities:
Student loans(1)	9,139	12,460
Credit cards	1,569	3,053
Sub-prime	491	951
Other	3,005	4,145
Total asset-backed securities	14,204	20,609
Non-U.S. debt securities:
Mortgage-backed securities	8,329	9,606
Asset-backed securities	2,933	3,226
Government securities	4,003	3,909
Other	5,118	5,428
Total non-U.S. debt securities	20,383	22,169
State and political subdivisions	10,449	10,820
Collateralized mortgage obligations	3,984	5,339
Other U.S. debt securities	3,336	4,109
U.S. equity securities	39	39
Non-U.S. equity securities	3	2
U.S. money-market mutual funds	282	449
Non-U.S. money-market mutual funds	8	8
Total	$85,308	$94,913

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,707	$5,114
Mortgage-backed securities	52	62
Asset-backed securities:
Student loans(1)	1,695	1,814
Credit cards	897	897
Other	500	577
Total asset-backed securities	3,092	3,288
Non-U.S. debt securities:
Mortgage-backed securities	3,121	3,787
Asset-backed securities	2,061	2,868
Government securities	153	154
Other	68	72
Total non-U.S. debt securities	5,403	6,881
State and political subdivisions	3	9
Collateralized mortgage obligations	1,898	2,369
Total	$16,155	$17,723

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
Approximately 91% of the carrying value of the portfolio rated “AAA” or “AA” as of June 30, 2015 and 90% as of December 31, 2014.

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2015	December 31, 2014
AAA(1)	77%	73%
AA	14	17
A	6	6
BBB	2	2
Below BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2015, the investment portfolio of 14,275 securities was diversified with respect to asset class. Approximately 59% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities, compared to 64% as of December 31, 2014. The asset-backed securities portfolio, of which approximately 93% and 96% of the carrying value as of June 30, 2015 and December 31, 2014, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
In the absence of an applicable extension of the Volcker rule’s general conformance period, we were required to bring our activities and investments into conformance with the Volcker rule and its final Volcker rule regulations on July 21, 2015. In December 2014, the Federal Reserve issued an order, the 2016 conformance period extension, extending the Volcker rule’s general conformance period until July 21, 2016 for investments in and relationships with covered funds and certain foreign funds that were in place on or prior to December 31, 2013, referred to as legacy covered funds. Under the 2016 conformance period extension, all investments in and relationships related to investments in a covered fund made or entered into after that date by a banking entity and its affiliates, and all proprietary trading activities of those entities, were required to be in conformance with the Volcker rule and its final implementing regulations by July 21, 2015. The Federal Reserve stated in the 2016 conformance period extension that it intends to grant a final one-year extension of the general conformance period, to July 21, 2017, for banking entities to conform ownership interests in and relationships with legacy covered funds.
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
As of June 30, 2015, we held approximately $3.52 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $78 million, composed of gross unrealized gains of $81 million and gross unrealized losses of $3 million. Comparatively, as of December 31, 2014, we held approximately $4.54 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $97 million composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations in the period in which such a divestiture occurs or on our consolidated financial condition.
We are reviewing our activities that are affected by the final Volcker rule regulations and are taking steps to bring those activities into conformity with the Volcker rule. The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which complies with the final Volcker rule regulations as currently in effect. Such compliance program will restrict our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance will entail both the cost of a compliance program and loss of certain revenue and future opportunities.
Non-U.S. Debt Securities
Approximately 25% of the aggregate carrying value of our investment securities portfolio was composed of non-U.S. debt securities as of June 30, 2015 compared to approximately 26% as of December 31, 2014.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	June 30, 2015	December 31, 2014
Available for Sale:
United Kingdom	$6,400	$6,925
Australia	3,370	3,401
Canada	2,824	2,711
Netherlands	2,640	3,219
France	1,017	1,407
South Korea	900	920
Japan	842	860
Germany	671	810
Norway	555	438
Italy	402	464
Finland	305	513
Sweden	127	103
Belgium	111	120
Georgia	56	—
Other(1)	163	278
Total	$20,383	$22,169
Held to Maturity:
United Kingdom	$1,508	$1,779
Australia	1,318	1,712
Germany	1,107	1,651
Netherlands	944	1,128
Singapore	153	154
Spain	114	155
Italy	66	79
Ireland	61	68
Other(2)	132	155
Total	$5,403	$6,881

(1) Included approximately $57 million and $66 million as of June 30, 2015 and December 31, 2014, respectively, related to Portugal, Ireland and Spain, all of which were mortgage-backed securities.
(2) Included approximately $33 million and $36 million as of June 30, 2015 and December 31, 2014, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 90% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2015 and December 31, 2014, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2015 and December 31, 2014, approximately 72% and 74%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of June 30, 2015, these non-U.S. debt securities had an average market-to-book ratio of 101.2%, and an aggregate pre-tax net unrealized gain of approximately $297 million, composed of gross unrealized gains of $330 million and gross unrealized losses of $33 million. These unrealized amounts included a pre-tax net unrealized gain of $170 million, composed of gross unrealized gains of $181 million and gross unrealized losses of $11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million, associated with non-U.S. debt securities available for sale.
As of June 30, 2015, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of June 30, 2015 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Obligations
We carried approximately $10.45 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2015 as shown in Table 19: Carrying Values of Investment Securities. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $8.22 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2015
State of Issuer:
Texas	$1,337	$1,557	$2,894	15%
California	445	2,031	2,476	13
New York	853	1,046	1,899	10
Massachusetts	956	845	1,801	10
Maryland	480	416	896	5
Total	$4,071	$5,895	$9,966

December 31, 2014
State of Issuer:
Texas	$1,326	$1,405	$2,731	15%
California	458	1,837	2,295	12
New York	920	996	1,916	10
Massachusetts	989	847	1,836	10
Maryland	446	416	862	5
Total	$4,139	$5,501	$9,640

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.67 billion and $18.44 billion across our businesses as of June 30, 2015 and December 31, 2014, respectively.
(2) Includes municipal loans which are also presented within table 24.

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 87% of the obligors rated “AAA” or “AA” as of June 30, 2015. As of that date, approximately 59% and 39% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decrease in the net unrealized gain position as of June 30, 2015 from December 31, 2014, presented in Table 23: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to both declining interest rates and narrowing spreads.

TABLE 23: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	June 30, 2015			December 31, 2014
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$84,689	$619	$85,308	$94,108	$805	$94,913
Held to maturity(1)	16,155	43	16,198	17,723	119	17,842
Total investment securities	$100,844	$662	$101,506	$111,831	$924	$112,755
Net after-tax unrealized gain (loss)		$396			$554

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
In the aggregate, we recorded net losses from other-than-temporary impairment of $1 million in the first six months of 2015 compared to losses of $11 million in the first six months of 2014. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $600 million as of June 30, 2015 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to other-than-temporary impairments, net impairment losses and gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given our U.S. mortgage-backed securities exposure, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in the U.S. housing market in addition to trends in unemployment rates, interest rates and the timing of defaults. Overall, our evaluation of other-than-temporary impairment as of June 30, 2015 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. The other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of June 30, 2015, that our investment securities portfolio was less exposed to the U.S. housing market outlook relative to other factors, including unemployment rates, interest rates and timing of default. The timeline to liquidate distressed loans continues to extend, but to a lesser degree as a result of strengthening in the national housing market. The timing of default may affect, among other things, the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 10% and 15%. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analyses in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, based on our stress testing and sensitivity analyses, we estimate, using relevant information as of June 30, 2015 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices deteriorate over the relevant periods more than we expected for Spain, Italy, Ireland and Portugal as of June 30, 2015, other-than-temporary impairment could increase by a range of approximately zero to $20 million. This sensitivity estimate is based on a number of factors. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated. For information about the review of securities for impairment, refer to pages 73 to 75 in the 2014 Form 10-K.
Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	June 30, 2015	December 31, 2014
Institutional:
U.S.	$14,926	$14,908
Non-U.S.	3,629	3,263
Commercial real estate:
U.S.	35	28
Total loans and leases	$18,590	$18,199
The increase in loans in the institutional segment as of June 30, 2015 as compared to December 31, 2014 was primarily driven by higher levels of short-duration advances and increased investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans.
Short-duration advances to our clients included in the institutional segment were $4.48 billion and $3.54 billion as of June 30, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
As of June 30, 2015 and December 31, 2014, our investment in senior secured bank loans totaled approximately $2.58 billion and $2.07 billion, respectively. In addition, we had binding unfunded commitments as of June 30, 2015 and December 31, 2014 of $365 million and $337 million, respectively, to participate in such syndications.
These senior secured bank loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 94% of the loans rated “BB” or “B” as of June 30, 2015, compared to 95% as of December 31, 2014. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of June 30, 2015 and December 31, 2014, our allowance for loan losses included approximately $31 million and $26 million, respectively, related to these senior secured bank loans. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.
As of June 30, 2015 and December 31, 2014, unearned income deducted from our investment in leveraged lease financing was $105 million and $109 million, respectively, for U.S. leases and $244 million and $261 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
As of both June 30, 2015 and December 31, 2014 no CRE loans were modified in troubled debt restructurings. No loans were modified in troubled debt restructurings in 2015 or in 2014.

TABLE 25: ALLOWANCE FOR LOAN LOSSES
	Six Months Ended June 30,
	2015	2014
(In millions)
Allowance for loan losses:
Beginning balance	$37	$28
Provision for loan losses:
Institutional	6	4
Ending balance	$43	$32
The provision of $6 million recorded in the second quarter of 2015 was associated with the secured bank loans as the portfolio continued to grow and become more seasoned. The senior secured bank loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
As of June 30, 2015, approximately $31 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial and financial loans in the institutional segment.

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
The total cross-border outstandings presented in Table 26: Cross-Border Outstandings represented approximately 20% and 17% of our consolidated total assets as of June 30, 2015 and December 31, 2014, respectively.

TABLE 26: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2015
United Kingdom	$19,259	$1,842	$21,101
Germany	11,175	513	11,688
Japan	10,455	198	10,653
Australia	5,460	314	5,774
Canada	3,770	830	4,600
Netherlands	3,733	125	3,858
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2015 and December 31, 2014, we had no cross-border exposure to Greece and there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated total assets.

TABLE 27: CROSS-BORDER OUTSTANDINGS (SPAIN, ITALY, IRELAND AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2015
Ireland	$477	$518	$995
Italy	876	2	878
Spain	115	40	155
Portugal	60	—	60
December 31, 2014
Ireland	$510	$1,253	$1,763
Italy	907	11	918
Spain	155	71	226
Portugal	69	—	69
The aggregate cross-border exposures presented in Table 27: Cross-Border Outstandings (Spain, Italy, Ireland and Portugal), consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We did not record any provisions for loan losses with respect to any of our exposure in these countries as of June 30, 2015 and December 31, 2014.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of June 30, 2015 did not include any direct sovereign debt exposure to any of these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

countries. Our indirect exposure to these countries totaled approximately $733 million of mortgage- and asset-backed securities composed of $114 million in Spain, $468 million in Italy, $91 million in Ireland and $60 million in Portugal as of June 30, 2015. These mortgage-and asset-backed securities had an aggregate pre-tax net unrealized gain of approximately $87 million, composed of gross unrealized gains of $88 million and gross unrealized losses of $1 million as of June 30, 2015. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in either the first six months of 2015 or first six months of 2014.
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
Risk Management
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest-rate risk; and

•	reputational, fiduciary and business conduct risk.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

form of overnight interest-bearing deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of June 30, 2015, the value of parent company's net liquid assets totaled $5.94 billion, compared with $6.03 billion as of December 31, 2014. As of June 30, 2015, our parent company and State Street Bank have approximately $1 billion and $602 million, respectively, of senior and subordinated notes outstanding that will mature in the next twelve months.
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
Beginning in January 2015, State Street was required to report its LCR to the Federal Reserve on a daily basis. As of June 30, 2015, our LCR was in excess of 100%.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other the types of investments, resulting in a negative impact on our net interest revenue and our net interest margin.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  For example, if the percentage of our operational deposits relative to deposits that are not maintained for operational purposes increases, we would expect to require less HQLA in order to maintain our LCR.  Conversely, if the percentage of deposits that are not maintained for operational purposes increases relative to our operational deposits, we would expect to require additional HQLA in order to maintain our LCR.

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
U.S. banking regulators have not yet issued a proposal to implement the NSFR. We are reviewing the specifics of the final guidance and will evaluate the U.S. implementation of this standard to analyze the impact and develop strategies for compliance as rules are proposed.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, are estimated to be $142.27 billion and $115.58 billion as of June 30, 2015 and December 31, 2014, respectively.

TABLE 28: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	June 30, 2015	December 31, 2014
Excess Central Bank Balances	$108,286	$85,176
U.S. Treasuries	13,326	10,308
Other Investment securities	16,596	16,545
Foreign government	4,060	3,554
Total	$142,268	$115,583

With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of June 30, 2015, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $108.29 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $85.18 billion as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of December 31, 2014. The increase in investment securities as of June 30, 2015 compared to December 31, 2014, presented in the table, was mainly associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2015 and December 31, 2014, we had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $44.09 billion as of June 30, 2015, compared to $60.10 billion as of December 31, 2014. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $23.32 billion and $24.43 billion as of June 30, 2015 and December 31, 2014, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2015, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
State Street Corporation, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure--commonly referred to as a resolution plan or a living will--to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. State Street submitted its 2015 resolution plan to the Federal Reserve and the FDIC on July 1, 2015. Through resolution planning, State Street seeks, in the event of the insolvency of State Street, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of State Street’s stakeholders. State Street has and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. As set out in its 2015 resolution plan, in the event of material financial distress or failure, State Street’s preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed to the parent company) prior to the parent company’s entry into bankruptcy proceedings. The recapitalization is intended to enable State Street Bank and its material subsidiaries to continue operating. Under this single point of entry strategy, State Street Bank and its material entity subsidiaries would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. In the event that such recapitalization actions occur and were unsuccessful in stabilizing State Street Bank, the parent company's financial condition would be adversely impacted and equity and debt holders of the parent company, may, as a consequence, be in a worse position than if the recapitalization did not occur.
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
For the past several years, we have experienced higher client deposit inflows toward the end of each fiscal quarter or the end of the fiscal year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 29: CLIENT DEPOSITS
			Average Balance
	June 30,		Quarters Ended June 30,
(In millions)	2015	2014	2015	2014
Client deposits(1)	$220,233	$208,723	$181,203	$159,952

(1) Balance as of June 30, 2015 and June 30, 2014 excluded term wholesale certificates of deposit, or CDs, of $10.36 billion and $10.11 billion, respectively; average balances for the six months ended June 30, 2015 and June 30, 2014 excluded average CDs of $11.04 billion and $3.08 billion, respectively.
Short-Term Funding
Our corporate commercial paper program, under which we can issue up to $3.0 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $2.92 billion and $2.48 billion of commercial paper outstanding as of June 30, 2015 and December 31, 2014, respectively. State Street plans to phase-out its commercial paper program by July 1, 2016, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $10.98 billion and $8.93 billion as of June 30, 2015 and December 31, 2014, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $641 million as of June 30, 2015, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2015, there was no balance outstanding on this line of credit.

Long-Term Funding
As of June 30, 2015, State Street Bank had Board of Directors, or Board, authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of June 30, 2015, $5 billion was available for issuance pursuant to this authority. As of June 30, 2015, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
State Street Corporation maintains an effective universal shelf registration that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have issued in the past, and we may issue in the future, securities pursuant to our shelf registration. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of June 30, 2015 and December 31, 2014 by counterparties in the event of a one-notch or two-notch downgrade in our credit ratings was zero and $19 million, respectively. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
During the second quarter of 2015, several rating actions were taken by the rating agencies at both the parent company and principal banking subsidiary, State Street Bank. First, on May 14, 2015, Moody’s Investors Service concluded its review of State Street following the implementation of its new bank rating methodology. As a result, Moody's downgraded parent company senior debt to ‘A2’ from ‘A1’ and upgraded parent company perpetual preferred equity to ‘Baa1’ from ‘Baa2’. Moody's also upgraded State Street Bank’s long term deposit rating to ‘Aa2’ from ‘Aa3’ and long term senior debt was downgraded from ‘Aa3’ to ‘A1’. Second, on May 19, 2015, Fitch Ratings announced the completion of its Support Rating review and as a result upgraded State Street Bank’s long-term issuer default rating (IDR) to 'AA' from 'AA-'. At the same time, Fitch upgraded State Street Bank’s long-term deposit rating to 'AA+'. There were no changes to Fitch's ratings for the parent company. Finally, on June 15, 2015, Standard & Poor's Rating Services affirmed all parent company and State Street Bank ratings following its annual committee meeting.
Operational Risk Management
Overview
We consider operational risk to be the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that State Street fails to properly exercise its fiduciary duties in its provision of products or services to clients. Such duties may require State Street, among other things, to place certain interests of its clients ahead of the interests of the company, to limit the manner in which State Street exercises discretion granted to it by clients, and to review and mitigate actual or perceived conflicts of interest. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of State Street's activities.

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2015, the notional amount of these derivative contracts was $1.37 trillion, of which $1.34 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
Stress Testing and Stressed VaR
We have a corporate-wide stress-testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's Comprehensive Capital Analysis and Review, or CCAR, process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
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
The six month average of our stressed VaR-based measure was approximately $63 million for the period ended June 30, 2015, compared to a six month average of approximately $49 million for the period ended June 30, 2014.
The increase in the six month average of our stressed VaR-based measure for the period ended June 30, 2015, compared to the period ended June 30, 2014, was primarily the result of an extension of the tenor of FX swaps used by Global Treasury designed to improve our liquidity position. The tenor extension gives rise to additional market risk in our stressed VaR calculation.
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
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual Profit-and-Loss, or P&L, outcomes observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We experienced no back-testing exceptions for the first six months of 2015 and the full-year of 2014. For additional information on our validation and back-testing, see pages 99 to 101 in the 2014 Form 10-K.

The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the first six months ended June 30, 2015 and the first six months ended June 30, 2014, and as of June 30, 2015 and December 31, 2014, as measured by our VaR methodology. A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

activities that is free of any restrictions on its tradability, including foreign exchange or commodity positions, and excluding intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded.

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			As of June 30, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$5,538	$17,649	$3,245	$6,547	$12,327	$2,273	$4,315	$4,566
Global Treasury	2,095	5,273	991	1,848	3,841	1,068	1,675	4,759
Total VaR	$6,271	$16,700	$3,644	$6,912	$12,773	$3,037	$4,877	$8,281

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			As of June 30, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$35,926	$53,736	$20,601	$34,180	$64,510	$15,625	$35,060	$30,255
Global Treasury	31,368	47,929	22,188	17,670	29,251	11,210	39,262	39,050
Total Stressed VaR	$62,528	$87,551	$36,956	$48,587	$78,151	$20,316	$74,323	$58,945
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
The increase in stressed VaR for the six month period ended June 30, 2015, as compared to June

30, 2014, is the result of Global Treasury's introduction of a tenor extension strategy using foreign exchange swaps that was designed to improve our liquidity position. The tenor extension gives raise to additional market risk in our stressed VaR calculation.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of June 30, 2015 and December 31, 2014. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,451	$3,453	$144	$5,584	$3,230	$349
Global Treasury	455	1,660	—	—	4,759	—
Total VaR	$3,880	$4,296	$144	$5,584	$5,892	$349

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,555	$34,930	$184	$8,305	$39,220	$468
Global Treasury	915	39,416	—	—	39,050	—
Total Stressed VaR	$6,985	$68,741	$184	$8,305	$62,923	$468

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
The decline in the total 10-day VaR based measure for the period ended June 30, 2015, as compared to the period ended December 31, 2014, is the result of a small decline in exposure that arose from the tenor extension strategy initiated by Global Treasury late last year. Total stressed VaR in the six months ended June 30, 2015, as compared to December 31, 2014, was little changed.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

sensitivity to limit declines to 15% or less from baseline NIR. Estimated exposures presented below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on our financial performance.

TABLE 34: NIR ESTIMATED EXPOSURE
	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	June 30, 2015		December 31, 2014
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$519	24.2%	$384	16.6%
–100 bps shock	(311)	(14.5)	(328)	(14.2)
+100 bps ramp	235	11.0	149	6.5
–100 bps ramp	(183)	(8.5)	(192)	(8.3)
As of June 30, 2015, NIR sensitivity to an upward-100-basis-point shock in global interest rates increased compared to such sensitivity as of December 31, 2014, on a dollar exposure basis, reflecting slower client funding repricing expectations in the twelve-month forecast horizon beyond June 30, 2015. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually. As of June 30, 2015, NIR sensitivity to an upward-100-basis-point shock in global interest rates as represented on a percentage base of twelve-month forecasted NIR increased compared to such sensitivity as of December 31, 2014, reflecting higher NIR expected to result from such a rate shock.
NIR sensitivity to a downward-100-basis-point shock in global interest rates as of June 30, 2015 increased compared to such sensitivity as of December 31, 2014 on a percentage basis, due to larger deposit volumes forecasted for the twelve-month forecast as well as slower client funding repricing forecasted. Increased levels of forecast client deposits, while beneficial to baseline NIR, do not provide relief in the downward shock scenario, as the deposits have limited room to fully re-price from current levels as their pricing basis falls. A downward-100-basis-point shock in global interest rates places pressure on NIR, as deposit rates reach their implicit floors due to the exceptionally low global interest-rate environment, and provide little funding relief on the liability side, while assets re-price into the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.

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

TABLE 35: ESTIMATED EVE EXPOSURES
	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	June 30, 2015		December 31, 2014
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,050)	(11.6)%	$(2,291)	(12.8)%
–200 bps shock	1,017	5.7	942	5.3
The dollar measure of EVE sensitivity to an upward-200-basis-point shock as of June 30, 2015 improved compared to December 31, 2014, and the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of June 30, 2015 declined compared to December 31, 2014, with both comparisons due primarily to portfolio decay.
EVE sensitivity to an upward-200-basis-point shock as of June 30, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. EVE sensitivity to a downward-200-basis-point shock as of June 30, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. These declines were primarily due to the above changes in the dollar measures of EVE sensitivity.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $950 million outstanding as of June 30, 2015, $237 million included in tier 1 capital and the remaining $713 million included in tier 2 capital. For further information on our regulatory capital requirements, including the transitional provisions under the Basel

III final rule, see pages 107 to 108 in the 2014 Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1), (2)

	2015	2016	2017	2018	2019
Capital conservation buffer (Common Equity Tier 1)	—%	0.625%	1.250%	1.875%	2.500%
GSIB surcharge (CTE1)(1)	—%	0.375%	0.750%	1.125%	1.500%

Minimum common equity tier 1(3)	4.5	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.0	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.0	9.000	10.000	11.000	12.000

(1) As part of the draft G-SIB Surcharge final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014 and the estimated resulting G-SIB surcharge for State Street is 1.5%. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements, as of January 1, 2019 would be 8.5% for common equity tier 1, 10% for tier 1 capital and 12.0% for total capital.
(2) Minimum ratios shown above do not reflect the countercyclical buffer, currently set at zero by U.S. banking regulators.
(3) Minimum Common Equity Tier 1 Capital, Minimum Tier 1 Capital and Minimum Total Capital presented include the transitional capital conservation buffer as well as the estimated transitional G-SIB buffer.
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

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2015(1)	Basel III Standardized Approach June 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches June 30, 2015(1)	Basel III Standardized Approach June 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,248	$10,248	$10,295	$10,295	$10,912	$10,912	$10,867	$10,867
Retained earnings			15,390	15,390	14,882	14,882	10,299	10,299	9,416	9,416
Accumulated other comprehensive income (loss)			(1,055)	(1,055)	(641)	(641)	(929)	(929)	(535)	(535)
Treasury stock, at cost			(5,830)	(5,830)	(5,158)	(5,158)	—	—	—	—
Total			18,753	18,753	19,378	19,378	20,282	20,282	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,974)	(5,974)	(5,869)	(5,869)	(5,667)	(5,667)	(5,577)	(5,577)
Other adjustments			(66)	(66)	(36)	(36)	(109)	(109)	(128)	(128)
Common equity tier 1 capital			12,713	12,713	13,473	13,473	14,506	14,506	14,043	14,043
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(98)	(98)	(145)	(145)	—	—	—	—
Tier 1 capital			15,555	15,555	15,764	15,764	14,506	14,506	14,043	14,043
Qualifying subordinated long-term debt			1,438	1,438	1,618	1,618	1,452	1,452	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$17,708	$17,708	$17,861	$17,861	$15,958	$15,958	$15,677	$15,677
Risk-weighted assets:
Credit risk			$56,154	$107,003	$66,874	$87,502	$51,190	$101,955	$59,836	$84,433
Operational risk			43,885	NA	35,866	NA	43,324	NA	35,449	NA
Market risk(5)			4,494	2,785	5,087	2,910	4,503	2,785	5,048	2,909
Total risk-weighted assets			$104,533	$109,788	$107,827	$90,412	$99,017	$104,740	$100,333	$87,342
Adjusted quarterly average assets			$257,227	$257,227	$247,740	$247,740	$252,636	$252,636	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.2%	11.6%	12.5%	14.9%	14.7%	13.8%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.9	14.2	14.6	17.4	14.7	13.8	14.0	16.1
Total capital	8.0	8.0	16.9	16.1	16.6	19.8	16.1	15.2	15.6	17.9
Tier 1 leverage	4.0	4.0	6.0	6.0	6.4	6.4	5.7	5.7	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of June 30, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2015. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The regulatory capital ratios for State Street and State Street Bank as of June 30, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, differ from such ratios as of December 31, 2014. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and total risk-weighted assets. As a result, the ratios presented in the table for each period are not directly comparable. As of January 1, 2015 we used the standardized provisions of the Basel III final rule in addition to the advanced approaches provisions which were previously implemented in the second quarter of 2014, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the standardized approach are applied in the assessment of our capital adequacy for regulatory capital purposes. Beginning in the second quarter of 2014, until January 1, 2015, we used the advanced approaches provisions in the Basel III final rule, and transitional provisions of the Basel III final rule, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the transitional provisions were applied in the assessment of our capital adequacy for regulatory capital purposes. Prior to the second quarter of 2014, we used the provisions of Basel I to calculate our risk-weighted assets.
State Street's common equity tier 1 capital decreased $760 million as of June 30, 2015 compared to December 31, 2014, the result of purchases by us of our common stock of approximately $820 million, the strengthening U.S. dollar's impact on accumulated other comprehensive income, declarations of common and preferred stock dividends of $322 million and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets, mostly offset by the positive effect of year-to-date net income. State Street's tier 1 and total capital decreased at a lower rate, $209 million and $153 million respectively, due to the issuance of $750 million of preferred stock in the second quarter of 2015. State Street Bank's tier 1 and total capital increased $463 million and $281 million, respectively, as of June 30, 2015 compared to December 31, 2014, the result of year-to-date net income, partly offset by the previously-described impact to accumulated other comprehensive income and phase-in provisions of the Basel III final rule related to other intangible assets.
The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the six months ended June 30, 2015 and for the twelve months ended December 31, 2014.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(Dollars in millions)	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,473	$12,454
Net income	831	2,037
Changes in treasury stock, at cost	(672)	(1,465)
Dividends declared	(322)	(551)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(105)	1,874
Effect of certain items in accumulated other comprehensive income (loss)	(414)	(857)
Other adjustments	(78)	(19)
Changes in common equity tier 1 capital	(760)	1,019
Common equity tier 1 capital balance, end of period	12,713	13,473
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,764	13,895
Change in common equity tier 1 capital	(760)	1,019
Net issuance of preferred stock	742	1,470
Trust preferred capital securities phased out of tier 1 capital	(238)	(475)
Other adjustments	47	(145)
Changes in tier 1 capital	(209)	1,869
Tier 1 capital balance, end of period	15,555	15,764
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,097	1,892
Net issuance and changes in long-term debt qualifying as tier 2	(180)	(300)
Trust preferred capital securities phased into tier 2 capital	238	475
Change in other adjustments	(2)	30
Changes in tier 2 capital	56	205
Tier 2 capital balance, end of period	2,153	2,097
Total capital:
Total capital balance, beginning of period	17,861	15,787
Changes in tier 1 capital	(209)	1,869
Changes in tier 2 capital	56	205
Total capital balance, end of period	$17,708	$17,861
The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the six months ended June 30, 2015 and six months ended December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(Dollars in millions)	Six Months Ended June 30, 2015	Six Months Ended December 31, 2014
Total risk-weighted assets, beginning of period	$107,827	$111,015
Changes in credit risk-weighted assets
Net increase (decrease) in investment securities-wholesale	2	(1,082)
Net increase (decrease) in loans and leases	302	1,381
Net increase (decrease) in securitization exposures	(6,166)	(5,949)
Net increase (decrease) in all other(1)	(4,858)	1,431
Net increase (decrease) in credit risk-weighted assets	(10,720)	(4,219)
Net increase (decrease) in credit valuation adjustment	(468)	(80)
Net increase (decrease) in market risk-weighted assets	(125)	1,230
Net increase (decrease) in operational risk-weighted assets	8,019	(119)
Total risk-weighted assets, end of period	$104,533	$107,827

(1) Includes assets not in a definable category, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with, banks, securities financing exposures, equity exposures, over-the-counter derivatives, and 6% credit risk supervisory charge.
As of June 30, 2015, total advanced approaches risk-weighted assets decreased $3.29 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of the securitized investment portfolio and the subsequent reinvestment in highly qualified liquid assets, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds and a decline in over the counter foreign exchange derivatives mainly due to a decrease in market values. The decreases above were partly offset by a $8.02 billion increase in operational risk which reflect adjustments to the model inputs.
As of December 31, 2014, total risk-weighted assets decreased from June 30, 2014 balances primarily due to lower credit risk-weighted assets, partially offset by an increase in market risk-equivalent risk-weighted assets. The increase in market risk-equivalent risk weighted assets resulted from the increase in the sixty-day moving average of our stressed VaR-based measure. Our stressed VaR-based measure was impacted by the extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The decrease in credit risk-weighted assets primarily related to sales, maturities and pay-downs of both wholesale and securitized investments, partially offset by an increase in loan activity.
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the six months ended June 30, 2015.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
State Street
(Dollars in millions)	Six Months Ended June 30, 2015
Total estimated risk-weighted assets, beginning of period (1)	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(1,128)
Net increase (decrease) in loans and leases	354
Net increase (decrease) in securitization exposures	(6,166)
Net increase (decrease) in all other(2)	(8,158)
Net increase (decrease) in credit risk-weighted assets	(15,098)
Net increase (decrease) in market risk-weighted assets	(125)
Total risk-weighted assets, end of period	$109,788

(1) Standardized approach risk-weighted assets as of December 31, 2014 were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with, banks, securities financing exposures, equity exposures and over-the-counter derivatives.
As of June 30, 2015, total standardized approach risk-weighted assets decreased $15.22 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of both securitized and wholesale investment portfolio and the subsequent reinvestment in highly qualified liquid assets, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds, a decline in over the counter foreign exchange derivatives mainly due to a decrease in mark values and a decrease in securities financing exposure.
The regulatory capital ratios as of June 30, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of June 30, 2015, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank present our capital ratios for State Street and State Street Bank as of June 30, 2015, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on an estimated, pro forma basis under the fully phased-in provisions of the Basel III final rule. Pro-forma fully phased-in capital ratios calculated in accordance with both approaches as of June 30, 2015, are preliminary estimates, based on our present interpretations of the Basel III final rule as applied to our businesses and operations as of June 30, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
June 30, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$18,753	$44	$18,797	$18,753	$44	$18,797
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,974)	(792)	(6,766)	(5,974)	(792)	(6,766)
Other adjustments				(66)	(98)	(164)	(66)	(98)	(164)
Common equity tier 1 capital				12,713	(846)	11,867	12,713	(846)	11,867
Additional tier 1 capital:
Preferred stock				2,703	—	2,703	2,703	—	2,703
Trust preferred capital securities				237	(237)	—	237	(237)	—
Other adjustments				(98)	98	—	(98)	98	—
Additional tier 1 capital				2,842	(139)	2,703	2,842	(139)	2,703
Tier 1 capital				15,555	(985)	14,570	15,555	(985)	14,570
Tier 2 capital:
Qualifying subordinated long-term debt				1,438	—	1,438	1,438	—	1,438
Trust preferred capital securities				713	132	845	713	132	845
Other				2	(2)	—	2	(2)	—
Tier 2 capital				2,153	130	2,283	2,153	130	2,283
Total capital				$17,708	$(855)	$16,853	$17,708	$(855)	$16,853
Risk weighted assets(2)				$104,533	$(481)	$104,052	$109,788	$(453)	$109,335
Adjusted average assets				257,227	(295)	256,932	257,227	(295)	256,932
Total assets for SLR				285,737	(792)	284,945	285,737	(792)	284,945
Capital ratios(3):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and GSIB 1.5% 2019
Common equity tier 1 capital(4)	4.5%	4.5%	8.5%	12.2%		11.4%	11.6%		10.9%
Tier 1 capital	6.0	6.0	10.0	14.9		14.0	14.2		13.3
Total capital	8.0	8.0	12.0	16.9		16.2	16.1		15.4
Tier 1 leverage	4.0	4.0	NA	6.0		5.7	6.0		5.7
Supplementary leverage	NA	5.0	NA	5.4		5.1	5.4		5.1

NA: Not applicable.
(1) As of June 30, 2015, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of June 30, 2015.
(2) As of June 30, 2015, State Street's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $5.3 billion ($109.8 billion minus $104.5 billion).
(3) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio, or SLR, is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(4) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
June 30, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$20,282	$54	$20,336	$20,282	$54	$20,336
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,667)	(739)	(6,406)	(5,667)	(739)	(6,406)
Other adjustments				(109)	—	(109)	(109)	—	(109)
Common equity tier 1 capital				14,506	(685)	13,821	14,506	(685)	13,821
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				14,506	(685)	13,821	14,506	(685)	13,821
Tier 2 capital:
Qualifying subordinated long-term debt				1,452	—	1,452	1,452	—	1,452
Trust preferred capital securities				—	—	—	—	—	—
Other				—	—	—	—	—	—
Tier 2 capital				1,452	—	1,452	1,452	—	1,452
Total capital				$15,958	$(685)	$15,273	$15,958	$(685)	$15,273
Risk weighted assets(2)				$99,017	$(923)	$98,094	$104,740	$(870)	$103,870
Adjusted average assets				252,636	(247)	252,389	252,636	(247)	252,389
Total assets for SLR				281,075	(739)	280,336	281,075	(739)	280,336
Capital ratios(3):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and GSIB 1.5% 2019
Common equity tier 1 capital(4)	4.5%	4.5%	8.5%	14.7%		14.1%	13.8%		13.3%
Tier 1 capital	6.0	6.0	10.0	14.7		14.1	13.8		13.3
Total capital	8.0	8.0	12.0	16.1		15.6	15.2		14.7
Tier 1 leverage	4.0	4.0	NA	5.7		5.5	5.7		5.5
Supplementary leverage	NA	5.0	NA	5.2		4.9	5.2		4.9

NA: Not applicable.
(1) As of June 30, 2015, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of June 30, 2015.
(2) As of June 30, 2015, State Street Bank's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $5.7 billion ($104.7 billion minus $99.0 billion).
(3) Common equity tier 1 capital ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(4) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fully phased-in pro-forma estimates of common shareholders' equity include 100% of accumulated other comprehensive income, including accumulated other comprehensive income attributable to available-for-sale securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of common equity tier 1 capital reflect 100% of applicable deductions, including but not limited to, intangible assets net of deferred tax liabilities. For the second quarter of 2015, tier 1 capital includes 25% of trust preferred capital securities and the remaining 75% is included in tier 2 capital. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.
Global Systemically Important Bank
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee on Banking Supervision, or BCBS, as “global systemically important banks,” or G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators.
On July 20, 2015, the Federal Reserve released a draft final rule on the implementation of capital requirements for U.S. G-SIBs. The draft final rule will be phased in beginning on January 1, 2016 and be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs are required to calculate the G-SIB surcharge according to two methods and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
As part of the draft final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014. Method 2 is identified as the binding methodology for State Street and the Federal Reserve estimated the resulting G-SIB surcharge to be 1.5%. The actual surcharge applicable on January 1, 2016 will depend on the application of the final rule utilizing relevant data from 2014 to 2015. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and an estimated G-SIB capital surcharge of 1.5%, would be 10.0% for tier 1 risk-based capital, 12.0% for total risk-based capital, and 8.5% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing a supplementary leverage ratio, or SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank. We refer to these final rules as the SLR final rule. Under the SLR final rule, upon implementation as of January 1, 2018, (i) State Street Bank must maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action framework and (ii) if State Street maintains an SLR of at least 5%, it is not subject to limitations on distribution and discretionary bonus payments under the SLR final rule. Beginning with reporting for June 30, 2015, State Street is required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.
Estimated pro forma fully phased-in supplementary leverage ratios as of June 30, 2015 are preliminary estimates by State Street, and are calculated based on our current interpretations of the SLR final rule and as applied to our businesses and operations as of June 30, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
June 30, 2015	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,555	$(985)	$14,570
On- and off-balance sheet leverage exposure	291,875	—	291,875
Less: regulatory deductions	(6,138)	(792)	(6,930)
Total assets for SLR	$285,737	$(792)	$284,945
Supplementary leverage ratio	5.4%	(0.3)%	5.1%

State Street Bank:
Tier 1 capital	$14,506	$(685)	$13,821
On- and off-balance sheet leverage exposure	286,851	—	286,851
Less: regulatory deductions	(5,776)	(739)	(6,515)
Total assets for SLR	$281,075	$(739)	$280,336
Supplementary leverage ratio	5.2%	(0.3)%	4.9%
Capital Actions
Preferred Stock
In the second quarter of 2015, we issued 750 thousand depositary shares, each representing a 1/100th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series F, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
In the second quarter of 2015, we did not declare a dividend on our Series F preferred stock.
In the second quarter of 2015, we declared dividends on our Series E preferred stock of $1,500 per share, or approximately $0.38 per depositary share, totaling approximately $11 million. In the first six months ended June 30, 2015, we declared dividends on our Series E preferred stock of $3,333 per share, or approximately $0.84 per depositary share, totaling approximately $25 million.
In the second quarter of 2015, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the first six months ended June 30, 2015, we declared aggregate dividends on our Series D preferred stock of $2,950 per share, or approximately $0.74 per depositary share, totaling approximately $22 million.

In the second quarter of 2015, we declared dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the first six months ended June 30, 2015, we declared aggregate dividends on our Series C preferred stock of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million.
Common Stock
In the second quarter of 2015, we declared aggregate quarterly common stock dividends of $0.34 per share, totaling approximately $139 million, which were paid in July 2015. In the six months ended June 30, 2015, we declared aggregate common stock dividends of $0.64 per share, totaling approximately $262 million, compared to aggregate common stock dividends of $0.56 per share, totaling approximately $240 million, declared in the first six months of 2014.
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
In March 2015, we received the results of the Federal Reserve's review of our 2015 capital plan in connection with its annual CCAR 2015 process. The Federal Reserve did not object to the capital actions we proposed in our 2015 capital plan and, in March 2015, our Board approved a new common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. In the second quarter of 2015, we purchased approximately 4.4 million shares of our common stock at an average per-share cost of $78.79 and an aggregate cost of approximately $350 million under this program.
In the first quarter of 2015, we completed the $1.7 billion common stock purchase program authorized by the Board in March 2014 with the purchase of approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470 million.
Under both programs, in the six months ended June 30, 2015, we purchased in the aggregate approximately 10.7 million shares of our common stock at an average per-share cost of $76.50 and an aggregate cost of approximately $820 million. Shares acquired in connection with our common stock

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

purchase programs which remained unissued as of June 30, 2015 were recorded as treasury stock in our consolidated statement of condition as of June 30, 2015.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $331.55 billion as of June 30, 2015, compared to $349.77 billion as of December 31, 2014. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $345.18 billion and $364.41 billion as collateral for indemnified securities on loan as of June 30, 2015 and December 31, 2014, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $345.18 billion and $364.41 billion, referenced above, $77.89 billion and $85.31 billion was invested in indemnified repurchase agreements as of June 30, 2015 and

December 31, 2014, respectively. We or our agents held $82.71 billion and $90.82 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2015 and December 31, 2014, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2015, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of June 30, 2015.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2015, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,325	$1,288	$2,598	$2,526
Management fees	304	300	605	592
Trading services	281	260	605	513
Securities finance	155	147	256	232
Processing fees and other	17	44	78	100
Total fee revenue	2,082	2,039	4,142	3,963
Net interest revenue:
Interest revenue	629	650	1,271	1,305
Interest expense	94	89	190	189
Net interest revenue	535	561	1,081	1,116
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	(3)	—	(3)	15
Losses from other-than-temporary impairment	—	—	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	(2)	—	(10)
Gains (losses) related to investment securities, net	(3)	(2)	(4)	4
Total revenue	2,614	2,598	5,219	5,083
Provision for loan losses	2	2	6	4
Expenses:
Compensation and employee benefits	984	978	2,071	2,135
Information systems and communications	249	244	496	488
Transaction processing services	201	193	398	384
Occupancy	109	115	222	229
Acquisition and restructuring costs	3	28	9	61
Professional services	136	116	232	221
Amortization of other intangible assets	49	54	99	108
Other	403	122	704	252
Total expenses	2,134	1,850	4,231	3,878
Income before income tax expense	478	746	982	1,201
Income tax expense	56	124	151	216
Net income	$422	$622	$831	$985
Net income available to common shareholders	$393	$602	$770	$958
Earnings per common share:
Basic	$.96	$1.41	$1.87	$2.23
Diluted	.94	1.38	1.84	2.19
Average common shares outstanding (in thousands):
Basic	410,674	427,824	411,445	429,215
Diluted	416,712	435,320	417,643	436,958
Cash dividends declared per common share	$.34	$.30	$.64	$.56

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2015	2014
Net income	$422	$622
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $39 and $29, respectively	289	46
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($198) and $193, respectively	(337)	306
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $15 and ($9), respectively	22	(13)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $3, respectively	3	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $30 and $2, respectively	8	(54)
Net unrealized gains (losses) on retirement plans, net of related taxes of $(3) and ($8), respectively	10	12
Other comprehensive income (loss)	(5)	301
Total comprehensive income	$417	$923

	Six Months Ended June 30,
(In millions)	2015	2014
Net income	$831	$985
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($25) and $37, respectively	(410)	73
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($75) and $355, respectively	(143)	565
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $5 and ($15), respectively	7	(23)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $4 and $8, respectively	7	12
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $22 and ($3), respectively	20	(61)
Net unrealized gains on retirement plans, net of related taxes of $1 and ($5), respectively	15	18
Other comprehensive income (loss)	(504)	584
Total comprehensive income	$327	$1,569

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

	June 30, 2015	December 31, 2014
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,084	$1,855
Interest-bearing deposits with banks	116,728	93,523
Securities purchased under resale agreements	4,447	2,390
Trading account assets	1,373	924
Investment securities available for sale	85,308	94,913
Investment securities held to maturity (fair value of $16,198 and $17,842)	16,155	17,723
Loans and leases (less allowance for losses of $43 and $38)	18,547	18,161
Premises and equipment (net of accumulated depreciation of $4,780 and $4,599)	2,035	1,937
Accrued interest and fees receivable	2,385	2,242
Goodwill	5,729	5,826
Other intangible assets	1,871	2,025
Other assets	36,909	32,600
Total assets	$294,571	$274,119
Liabilities:
Deposits:
Noninterest-bearing	$83,120	$70,490
Interest-bearing—U.S.	32,839	33,012
Interest-bearing—non-U.S.	114,632	105,538
Total deposits	230,591	209,040
Securities sold under repurchase agreements	10,978	8,925
Federal funds purchased	15	21
Other short-term borrowings	4,756	4,381
Accrued expenses and other liabilities	17,646	20,237
Long-term debt	9,085	10,042
Total liabilities	273,071	252,646
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,880,120 shares issued	504	504
Surplus	9,744	9,791
Retained earnings	15,390	14,882
Accumulated other comprehensive income (loss)	(1,011)	(507)
Treasury stock, at cost (96,125,524 and 88,684,969 shares)	(5,830)	(5,158)
Total shareholders’ equity	21,500	21,473
Total liabilities and shareholders’ equity	$294,571	$274,119

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					985				985
Other comprehensive income						584			584
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.56 per share					(240)				(240)
Preferred stock					(25)				(25)
Common stock acquired							12,380	(830)	(830)
Common stock awards and options exercised, including income tax benefit of $46		(2)		(11)			(3,221)	118	107
Other					(1)		(3)		(1)
Balance as of June 30, 2014	$1,233	503,881	$504	$9,765	$14,114	$489	78,910	$(4,405)	$21,700
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,882	$(507)	88,685	$(5,158)	$21,473
Net income					831				831
Other comprehensive loss						(504)			(504)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.64 per share					(262)				(262)
Preferred stock					(60)				(60)
Common stock acquired							10,719	(820)	(820)
Common stock awards and options exercised, including income tax benefit of $44				(41)			(3,274)	148	107
Other				(6)	(1)		(4)		(7)
Balance as of June 30, 2015	$2,703	503,880	$504	$9,744	$15,390	$(1,011)	96,126	$(5,830)	$21,500

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
(In millions)
Operating Activities:
Net income	$831	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	52	(27)
Amortization of other intangible assets	99	108
Other non-cash adjustments for depreciation, amortization and accretion, net	283	228
Losses (gains) related to investment securities, net	4	(4)
Change in trading account assets, net	(449)	(98)
Change in accrued interest and fees receivable, net	(143)	(98)
Change in collateral deposits, net	(7,544)	(2,416)
Change in unrealized losses (gains) on foreign exchange derivatives, net	829	(121)
Change in other assets, net	30	(475)
Change in accrued expenses and other liabilities, net	1,323	2,140
Other, net	158	178
Net cash provided by (used in) operating activities	(4,527)	400
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	(23,205)	(34,129)
Net (increase) decrease in securities purchased under resale agreements	(2,057)	2,549
Proceeds from sales of available-for-sale securities	9,634	2,842
Proceeds from maturities of available-for-sale securities	13,440	18,402
Purchases of available-for-sale securities	(14,991)	(19,624)
Proceeds from maturities of held-to-maturity securities	1,889	1,350
Purchases of held-to-maturity securities	(622)	(2,220)
Net increase in loans	(370)	(3,327)
Purchases of equity investments and other long-term assets	(298)	(133)
Purchases of premises and equipment	(301)	(234)
Other, net	44	46
Net cash used in investing activities	(16,837)	(34,478)
Financing Activities:
Net decrease in time deposits	1,026	9,841
Net increase in all other deposits	20,525	26,725
Net increase in short-term borrowings	2,422	1,752
Payments for long-term debt and obligations under capital leases	(930)	(763)
Proceeds from issuance of preferred stock	742	742
Proceeds from exercises of common stock options	4	9
Purchases of common stock	(783)	(830)
Excess tax benefit related to stock-based compensation	46	46
Repurchases of common stock for employee tax withholding	(151)	(166)
Payments for cash dividends	(308)	(251)
Net cash provided by financing activities	22,593	37,105
Net increase	1,229	3,027
Cash and due from banks at beginning of period	1,855	3,220
Cash and due from banks at end of period	$3,084	$6,247

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

Recent Accounting Developments:
In July 2015, the Financial Accounting Standards Board, or the FASB, decided to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for State Street beginning on January 1, 2018.
In May 2015, the FASB published an amendment, which makes certain technical corrections to the FASB Accounting Standards Codification that affect a wide variety of topics to clarify the codification, correct unintended application of the guidance, or make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments that require transition guidance are effective for State Street beginning on January 1, 2016 and all other amendments are effective immediately. Our adoption of this amendment does not have a material impact on our consolidated financial statements.
In May 2015, the FASB issued an amendment to GAAP which removes from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value (NAV). Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. The amendment is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements
In April 2015, the FASB issued an amendment to GAAP which will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued an amendment to GAAP that requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016.
Our debt issuance costs that are currently classified as deferred credits and have a balance of approximately $27 million as of June 30, 2015 will be reclassified as contra liabilities upon adoption.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2015, the FASB issued an amendment to GAAP that updates the consolidation model used to evaluate whether a legal entity is required to be consolidated. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016, and may be applied retrospectively or via a modified retrospective approach. Although we are currently assessing the potential impact of this amendment on our consolidated financial statements, we do not expect our adoption of this amendment to have a material effect on our consolidated financial statements.
In February 2015, the FASB issued an amendment to GAAP to remove the concept of "extraordinary items," which are defined as items that are unusual and infrequent in nature. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the six months ended June 30, 2015 or the year ended December 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of June 30, 2015
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$29	$—	$—		$29
Non-U.S. government securities	789	—	—		789
Other	19	536	—		555
Total trading account assets	837	536	—		1,373
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	12,346	556	—		12,902
Mortgage-backed securities	—	19,718	—		19,718
Asset-backed securities:
Student loans	—	8,905	234		9,139
Credit cards	—	1,569	—		1,569
Sub-prime	—	491	—		491
Other(2)	—	72	2,933		3,005
Total asset-backed securities	—	11,037	3,167		14,204
Non-U.S. debt securities:
Mortgage-backed securities	—	8,232	97		8,329
Asset-backed securities	—	2,740	193		2,933
Government securities	—	4,003	—		4,003
Other(3)	—	4,854	264		5,118
Total non-U.S. debt securities	—	19,829	554		20,383
State and political subdivisions	—	10,413	36		10,449
Collateralized mortgage obligations	—	3,769	215		3,984
Other U.S. debt securities	—	3,327	9		3,336
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	282	—		282
Non-U.S. money-market mutual funds	—	8	—		8
Total investment securities available for sale	12,346	68,981	3,981		85,308
Other assets:
Derivative instruments:
Foreign exchange contracts	—	10,479	60	$(5,373)	5,166
Interest-rate contracts	—	49	—	(48)	1
Other derivative contracts	—	4	—	(3)	1
Total derivative instruments	—	10,532	60	(5,424)	5,168
Total assets carried at fair value	$13,183	$80,049	$4,041	$(5,424)	$91,849
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$9	$—	$—	$—	$9
Non-U.S. government securities	193	—	—	—	193
Other	—	4	—	—	4
Derivative instruments:
Foreign exchange contracts	—	9,953	50	(5,918)	4,085
Interest-rate contracts	—	219	—	(42)	177
Other derivative contracts	—	107	—	(3)	104
Total derivative instruments	—	10,279	50	(5,963)	4,366
Total liabilities carried at fair value	$202	$10,283	$50	$(5,963)	$4,572

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $701 million and $1.24 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of June 30, 2015 the fair value of other asset-backed securities was primarily composed of $2.9 billion of collateralized loan obligations and approximately $72 million of automobile loan securities.
(3) As of June 30, 2015 the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $863 million of corporate bonds.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and six months ended June 30, 2015 and 2014, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. In the three and six months ended June 30, 2015 and 2014, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2015
	Fair Value as of March 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
Asset-backed securities:
Student loans	$257	$—	$—	$—	$—	$(1)	$—	$(22)	$234
Other	3,633	13	(6)	—	(420)	(287)	—	—	2,933
Total asset-backed securities	3,890	13	(6)	—	(420)	(288)	—	(22)	3,167
Non-U.S. debt securities:
Mortgage-backed securities	43	—	—	—	—	—	97	(43)	97
Asset-backed securities	228	—	—	—	—	(18)	—	(17)	193
Other	442	—	—	—	—	9	—	(187)	264
Total Non-U.S. equity securities	713	—	—	—	—	(9)	97	(247)	554
State and political subdivisions	37	—	—	—	—	(1)	—	—	36
Collateralized mortgage obligations	522	—	(1)	—	(88)	(29)	—	(189)	215
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available for sale	5,171	13	(7)	—	(508)	(327)	97	(458)	3,981
Other assets:
Derivative instruments:
Foreign exchange contracts	185	(96)	—	10	—	(39)	—	—	60	$(30)
Total derivative instruments	185	(96)	—	10	—	(39)	—	—	60	(30)
Total assets carried at fair value	$5,356	$(83)	$(7)	$10	$(508)	$(366)	$97	$(458)	$4,041	$(30)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2015
	Fair Value as of March 31, 2015	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of June 30, 2015 (1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$172	$(90)	$8	$(40)	$50	$(26)
Other	9	—	—	(9)	—	—
Total derivative instruments	181	(90)	8	(49)	50	(26)
Total liabilities carried at fair value	$181	$(90)	$8	$(49)	$50	$(26)

(1) There were no transfers of liabilities into or out of level 3 during the three months ended June 30, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six months ended June 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
Asset-backed securities:
Student loans	$259	$—	$1	$—	—	$(5)	$—	$(21)	$234
Other	3,780	25	(18)	—	(420)	(434)	—	—	2,933
Total asset-backed securities	4,039	25	(17)	—	(420)	(439)	—	(21)	3,167
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(43)	97
Asset-backed securities	295	1	—	—	—	(86)	—	(17)	193
Other	371	—	1	111	—	(32)	—	(187)	264
Total non-U.S. debt securities	666	1	1	154	—	(118)	97	(247)	554
State and political subdivisions	38	—	(1)	—	—	(1)	—	—	36
Collateralized mortgage obligations	614	—	(1)	293	(88)	(65)	—	(538)	215
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available for sale	5,366	26	(18)	447	(508)	(623)	97	(806)	3,981
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	81	45		29		(95)			60	$12
Total derivative instruments	81	45	—	29	—	(95)	—	—	60	12
Total assets carried at fair value	$5,447	$71	$(18)	$476	$(508)	$(718)	$97	$(806)	$4,041	$12

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six months ended June 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of June 30, 2015(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$19	$33	$(76)	$50	$1
Other	9	—	—	(9)	—	—
Total derivative instruments	83	19	33	(85)	50	1
Total liabilities carried at fair value	$83	$19	$33	$(85)	$50	$1

(1) There were no transfers of liabilities into or out of level 3 during the six months ended June 30, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2014
	Fair Value as of March 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of June 30, 2014(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$100	$—	$—	$—	$—	$(4)	$—	$96
Asset-backed securities:
Student loans	333	1	2	—	—	(14)	—	322
Other	4,304	13	(1)	—	—	(255)	—	4,061
Total asset-backed securities	4,637	14	1	—	—	(269)	—	4,383
Non-U.S. debt securities:
Asset-backed securities	612	1	1	—	—	(56)	(52)	506
Other	462	—	1	55	—	(3)	—	515
Total non-U.S. debt securities	1,074	1	2	55	—	(59)	(52)	1,021
State and political subdivisions	42	—	—	—	—	(1)	—	41
Collateralized mortgage obligations	202	—	—	—	—	(6)	—	196
Other U.S. debt securities	8	—	1	—	—	—	—	9
Total investment securities available for sale	6,063	15	4	55	—	(339)	(52)	5,746
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	6	(6)	—	11	—	(1)	—	10	$(4)
Total derivative instruments	6	(6)	—	11	—	(1)	—	10	(4)
Total assets carried at fair value	$6,069	$9	$4	$66	$—	$(340)	$(52)	$5,756	$(4)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2014
	Fair Value as of March 31, 2014	Total Realized and Unrealized Gains (Losses)	Issuances	Settlements	Fair Value as of June 30, 2014(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$8	$(5)	$8	$(1)	$10	$(3)
Other	9	—	—	—	9	—
Total derivative instruments	17	(5)	8	(1)	19	(3)
Total liabilities carried at fair value	$17	$(5)	$8	$(1)	$19	$(3)

(1) There were no transfers of assets into level 3 during the three months ended June 30, 2014.
(2) There were no transfers of liabilities into or out of level 3 in the three months ended June 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of June 30, 2014(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$—	$—	$(9)	$(611)	$96
Asset-backed securities:
Student loans	423	1	3	—	—	(26)	(79)	322
Credit cards	24	—	—	—	—	(24)	—	—
Other	4,532	29	(6)	6	—	(500)	—	4,061
Total asset-backed securities	4,979	30	(3)	6	—	(550)	(79)	4,383
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	(375)	—
Asset-backed securities	798	3	1	—	—	(120)	(176)	506
Other	464	—	1	54	(1)	(3)	—	515
Total non-U.S. debt securities	1,637	3	2	54	(1)	(123)	(551)	1,021
State and political subdivisions	43	—	(1)	—	—	(1)	—	41
Collateralized mortgage obligations	162	—	—	80	(6)	(13)	(27)	196
Other U.S. debt securities	8	—	1	—	—	—	—	9
Total investment securities available for sale	7,545	33	(1)	140	(7)	(696)	(1,268)	5,746
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	(15)	—	15	—	(9)	—	10	$(7)
Total derivative instruments	19	(15)	—	15	—	(9)	—	10	(7)
Total assets carried at fair value	$7,564	$18	$(1)	$155	$(7)	$(705)	$(1,268)	$5,756	$(7)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of June 30, 2014(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$(14)	$14	$(7)	$10	$(5)
Other	9	—	—	—	9	—
Total derivative instruments	26	(14)	14	(7)	19	(5)
Total liabilities carried at fair value	$26	$(14)	$14	$(7)	$19	$(5)

(1) There were no transfers of assets into level 3 during the six months ended June 30, 2014.
(2) There were no transfers of liabilities into or out of level 3 in the six months ended June 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial instruments Held as of June 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fee revenue:
Trading services	$(6)	$(1)	$(4)	$(1)	$26	$(1)	$11	$(2)
Total fee revenue	(6)	(1)	(4)	(1)	26	(1)	11	(2)
Net interest revenue	13	15	—	—	26	33	—	—
Total revenue	$7	$14	$(4)	$(1)	$52	$32	$11	$(2)
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2015	As of December 31, 2014	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2015	As of December 31, 2014
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$47	$59	Discounted cash flows	Credit spread	0.1%	0.2%
State and political subdivisions	35	38	Discounted cash flows	Credit spread	2.2	2.1
Derivative instruments, foreign exchange contracts	60	81	Option model	Volatility	12.0	9.1
Total	$142	$178
Liabilities:
Derivative instruments, foreign exchange contracts	$50	$74	Option model	Volatility	12.3	9.0
Derivative instruments, other(2)	—	9	Discounted cash flows	Participant redemptions	—	5.2
Total	$50	$83

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

June 30, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$234	$234
Asset-backed securities, other	47	2,886	2,933
Non-U.S. debt securities, mortgage-backed securities	—	97	97
Non-U.S. debt securities, asset-backed securities	—	193	193
Non-U.S. debt securities, other		264	264
State and political subdivisions	35	1	36
Collateralized mortgage obligations	—	215	215
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	60	—	60
Total	$142	$3,899	$4,041
Liabilities:
Derivative instruments, foreign exchange contracts	$50	$—	$50
Total	$50	$—	$50

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$259	$259
Asset-backed securities, other	59	3,721	3,780
Non-U.S. debt securities, asset-backed securities	—	295	295
Non-U.S. debt securities, other	—	371	371
State and political subdivisions	38	—	38
Collateralized mortgage obligations	—	614	614
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	81	—	81
Total	$178	$5,269	$5,447
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$—	$74
Derivative instruments, other	9	—	9
Total	$83	$—	$83

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

			Fair-Value Hierarchy
June 30, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,084	$3,084	$3,084	$—	$—
Interest-bearing deposits with banks	116,728	116,728	—	116,728	—
Securities purchased under resale agreements	4,447	4,447	—	4,447	—
Investment securities held to maturity	16,155	16,198	—	16,198	—
Net loans (excluding leases)	17,617	17,606	—	17,451	155
Financial Liabilities:
Deposits:
Noninterest-bearing	$83,120	$83,120	$—	$83,120	$—
Interest-bearing - U.S.	32,839	32,839	—	32,839	—
Interest-bearing - non-U.S.	114,632	114,632	—	114,632	—
Securities sold under repurchase agreements	10,978	10,978	—	10,978	—
Federal funds purchased	15	15	—	15	—
Other short-term borrowings	4,756	4,756	—	4,756	—
Long-term debt	9,085	9,257	—	8,451	806

			Fair-Value Hierarchy
December 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,855	$1,855	$1,855	$—	$—
Interest-bearing deposits with banks	93,523	93,523	—	93,523	—
Securities purchased under resale agreements	2,390	2,390	—	2,390	—
Investment securities held to maturity	17,723	17,842	—	17,842	—
Net loans (excluding leases)	17,158	17,131	—	16,964	167
Financial Liabilities:
Deposits:
Noninterest-bearing	$70,490	$70,490	$—	$70,490	$—
Interest-bearing - U.S.	33,012	33,012	—	33,012	—
Interest-bearing - non-U.S.	105,538	105,538	—	105,538	—
Securities sold under repurchase agreements	8,925	8,925	—	8,925	—
Federal funds purchased	21	21	—	21	—
Other short-term borrowings	4,381	4,381	—	4,381	—
Long-term debt	10,042	10,229	—	9,382	847

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$12,777	$127	$2	$12,902	$10,573	$83	$1	$10,655
Mortgage-backed securities	19,655	192	129	19,718	20,648	193	127	20,714
Asset-backed securities:
Student loans(1)	9,159	73	93	9,139	12,478	106	124	12,460
Credit cards	1,599	—	30	1,569	3,077	10	34	3,053
Sub-prime	520	2	31	491	1,005	2	56	951
Other(2)	2,932	76	3	3,005	4,055	100	10	4,145
Total asset-backed securities	14,210	151	157	14,204	20,615	218	224	20,609
Non-U.S. debt securities:
Mortgage-backed securities	8,210	125	6	8,329	9,442	168	4	9,606
Asset-backed securities	2,926	7	—	2,933	3,215	11	—	3,226
Government securities	3,993	10	—	4,003	3,899	10	—	3,909
Other(3)	5,084	39	5	5,118	5,383	52	7	5,428
Total non-U.S. debt securities	20,213	181	11	20,383	21,939	241	11	22,169
State and political subdivisions	10,271	252	74	10,449	10,532	325	37	10,820
Collateralized mortgage obligations	3,959	39	14	3,984	5,280	71	12	5,339
Other U.S. debt securities	3,280	67	11	3,336	4,033	88	12	4,109
U.S. equity securities	31	9	1	39	29	10	—	39
Non-U.S. equity securities	3	—	—	3	2	—	—	2
U.S. money-market mutual funds	282	—	—	282	449	—	—	449
Non-U.S. money-market mutual funds	8	—	—	8	8	—	—	8
Total	$84,689	$1,018	$399	$85,308	$94,108	$1,229	$424	$94,913
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$5,707	$2	$162	$5,547	$5,114	$—	$147	$4,967
Mortgage-backed securities	52	3	—	55	62	4	—	66
Asset-backed securities:
Student loans(1)	1,695	3	4	1,694	1,814	2	4	1,812
Credit cards	897	2	—	899	897	2	—	899
Other	500	3	—	503	577	3	1	579
Total asset-backed securities	3,092	8	4	3,096	3,288	7	5	3,290
Non-U.S. debt securities:
Mortgage-backed securities	3,121	140	22	3,239	3,787	177	22	3,942
Asset-backed securities	2,061	9	—	2,070	2,868	14	1	2,881
Government securities	153	—	—	153	154	—	—	154
Other	68	—	1	67	72	—	—	72
Total non-U.S. debt securities	5,403	149	23	5,529	6,881	191	23	7,049
State and political subdivisions	3	—	—	3	9	—	—	9
Collateralized mortgage obligations	1,898	82	12	1,968	2,369	107	15	2,461
Total	$16,155	$244	$201	$16,198	$17,723	$309	$190	$17,842

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of June 30, 2015 and December 31, 2014, the fair value of other asset-backed securities was primarily composed of $2.9 billion and $3.8 billion, respectively, of collateralized loan obligations and approximately $72 million and approximately $315 million, respectively, of automobile loan securities.
(3) As of both June 30, 2015 and December 31, 2014, the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $863 million and $1.2 billion, as of June 30, 2015 and December 31, 2014, respectively, of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $38.12 billion and $44.02 billion as of June 30, 2015 and December 31, 2014, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$405	$1	$112	$1	$517	$2
Mortgage-backed securities	5,106	37	4,128	92	9,234	129
Asset-backed securities:
Student loans	1,693	12	3,319	81	5,012	93
Credit cards	60	—	1,281	30	1,341	30
Sub-prime	11	—	446	31	457	31
Other	310	1	357	2	667	3
Total asset-backed securities	2,074	13	5,403	144	7,477	157
Non-U.S. debt securities:
Mortgage-backed securities	909	4	210	2	1,119	6
Other	918	4	411	1	1,329	5
Total non-U.S. debt securities	1,827	8	621	3	2,448	11
State and political subdivisions	2,319	34	779	40	3,098	74
Collateralized mortgage obligations	1,297	9	161	5	1,458	14
Other U.S. debt securities	304	3	145	8	449	11
U.S. equity securities	6	1	—	—	6	1
Total	$13,338	$106	$11,349	$293	$24,687	$399
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,952	$50	$2,993	$112	$4,945	$162
Asset-backed securities:
Student loans	671	3	243	1	914	4
Total asset-backed securities	671	3	243	1	914	4
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	466	2	532	20	998	22
Other	—	—	44	1	44	1
Total non-U.S. debt securities	466	2	576	21	1,042	23
Collateralized mortgage obligations	403	4	421	8	824	12
Total	$3,492	$59	$4,233	$142	$7,725	$201

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$167	$1	$167	$1
Mortgage-backed securities	2,569	9	6,466	118	9,035	127
Asset-backed securities:
Student loans	1,473	15	5,025	109	6,498	124
Credit cards	344	1	1,270	33	1,614	34
Sub-prime	—	—	896	56	896	56
Other	547	1	791	9	1,338	10
Total asset-backed securities	2,364	17	7,982	207	10,346	224
Non-U.S. debt securities:
Mortgage-backed securities	1,350	2	170	2	1,520	4
Other	581	4	328	3	909	7
Total non-U.S. debt securities	1,931	6	498	5	2,429	11
State and political subdivisions	610	3	1,315	34	1,925	37
Collateralized mortgage obligations	731	2	311	10	1,042	12
Other U.S. debt securities	327	2	244	10	571	12
Total	$8,532	$39	$16,983	$385	$25,515	$424
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$76	$1	$4,891	$146	$4,967	$147
Asset-backed securities:
Student Loans	780	3	192	1	972	4
Other	124	1	—	—	124	1
Total asset-backed securities	904	4	192	1	1,096	5
Non-U.S. debt securities:
Mortgage-backed securities	507	3	590	19	1,097	22
Asset-backed securities	699	1	—	—	699	1
Total non-U.S. debt securities	1,206	4	590	19	1,796	23
Collateralized mortgage obligations	422	4	547	11	969	15
Total	$2,608	$13	$6,220	$177	$8,828	$190

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of June 30, 2015:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2	$9,322	$3,087	$493
Mortgage-backed securities	88	2,273	3,812	13,545
Asset-backed securities:
Student loans	448	4,091	3,248	1,351
Credit cards	176	310	1,083	—
Sub-prime	8	6	4	472
Other	46	548	900	1,510
Total asset-backed securities	678	4,955	5,235	3,333
Non-U.S. debt securities:
Mortgage-backed securities	1,778	3,194	625	2,732
Asset-backed securities	355	2,481	70	26
Government securities	2,941	1,049	13	—
Other	1,270	3,122	726	—
Total non-U.S. debt securities	6,344	9,846	1,434	2,758
State and political subdivisions	684	2,600	4,926	2,239
Collateralized mortgage obligations	262	546	660	2,516
Other U.S. debt securities	907	2,167	226	35
Total	$8,965	$31,709	$19,380	$24,919
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$492	$5,104	$111
Mortgage-backed securities	3	5	10	33
Asset-backed securities:
Student loans	—	194	328	1,174
Credit cards	—	375	522	—
Other	60	289	148	4
Total asset-backed securities	60	858	998	1,178
Non-U.S. debt securities:
Mortgage-backed securities	474	869	121	1,656
Asset-backed securities	106	1,783	172	—
Government securities	153	—	—	—
Other	24	45	—	—
Total non-U.S. debt securities	757	2,697	293	1,656
State and political subdivisions	3	—	—	—
Collateralized mortgage obligations	409	188	496	804
Total	$1,232	$4,240	$6,901	$3,782
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present gross realized gains and losses from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended June 30,
(In millions)	2015	2014
Gross realized gains from sales of available-for-sale securities	$41	$1
Gross realized losses from sales of available-for-sale securities	(44)	(1)
Net impairment losses:
Losses reclassified (from) to other comprehensive income, or OCI	—	(2)
Net impairment losses(1)	—	(2)
Gains related to investment securities, net	$(3)	$(2)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(1)
Impairment associated with adverse changes in timing of expected future cash flows	—	(1)
Net impairment losses	$—	$(2)

	Six Months Ended June 30,
(In millions)	2015	2014
Gross realized gains from sales of available-for-sale securities	$41	$16
Gross realized losses from sales of available-for-sale securities	(44)	(1)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(1)
Losses reclassified (from) to other comprehensive income, or OCI	—	(10)
Net impairment losses(1)	(1)	(11)
Gains related to investment securities, net	$(4)	$4
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(10)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)
Net impairment losses	$(1)	$(11)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated. The beginning balance represents the amount related to credit losses on debt securities held by the us at the beginning of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. Additions represent increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized. Deductions represent previously recognized losses related to securities sold or matured and losses related to securities intended or required to be sold.

	Six Months Ended June 30,
(In millions)	2015	2014
Balance, beginning of period	$115	$122
Additions:
Losses for which other-than-temporary impairment was previously recognized	1	11
Reductions:
Previously recognized losses related to securities sold or matured	(15)	(2)
Losses related to securities intended or required to be sold	—	(6)
Balance, end of period	$101	$125
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In the three months ended June 30, 2015, no other-than-temporary impairment was recorded as compared to $2 million in the three months ended June 30, 2014. In the six months ended June 30, 2015 we recorded $1 million of other-than-temporary impairment compared to $11 million, in the six months ended June 30, 2014:
Three and six months ended June 30, 2015:

•	zero and $1 million (non-U.S. mortgage-backed securities), respectively, resulted from adverse changes in the timing of expected future cash flows from the securities.
Three and six months ended June 30, 2014:

•	$1 million in both periods in non-U.S. residential mortgage-backed securities resulted from adverse changes in the timing of expected future cash flows from the securities.

•	$1 million and $10 million (U.S. non-agency commercial mortgage-backed securities), respectively, were both associated with expected credit losses.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the six months ended June 30, 2015, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $600 million as of June 30, 2015, related to 1,447 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014
Institutional:
Investment funds:
U.S.	$11,126	$11,388
Non-U.S.	2,686	2,333
Commercial and financial:
U.S.	3,358	3,061
Non-U.S.	334	256
Purchased receivables:
U.S.	107	124
Non-U.S.	2	6
Lease financing:
U.S.	335	335
Non-U.S.	607	668
Total institutional	18,555	18,171
Commercial real estate:
U.S.	35	28
Total loans and leases	18,590	18,199
Allowance for loan losses	(43)	(38)
Loans and leases, net of allowance for loan losses	$18,547	$18,161
Short-duration advances to our clients included in the institutional segment were $4.48 billion and $3.54 billion as of June 30, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $2.58 billion and $2.07 billion of senior secured bank loans as of June 30, 2015 and December 31, 2014, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of June 30, 2015 and December 31, 2014, our allowance for loan losses included approximately $31 million and $26 million, respectively, related to these loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
June 30, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,353	$1,049	$109	$915	$—	$28	$15,454
Speculative(2)	438	2,618	—	27	7	—	3,090
Special mention(3)	21	25	—	—	—	—	46
Total	$13,812	$3,692	$109	$942	$7	$28	$18,590

	Institutional				Commercial Real Estate
December 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,304	$1,011	$130	$976	$—	$—	$15,421
Speculative(2)	417	2,306	—	27	—	28	2,778
Total	$13,721	$3,317	$130	$1,003	$—	$28	$18,199

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
(3) Special mention loans and leases consist of counterparties with potential weaknesses that, if uncorrected, may result in deterioration of repayment prospects .
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	June 30, 2015			December 31, 2014
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Collectively evaluated for impairment(1)	$18,555	$35	$18,590	$18,171	$28	$18,199
Total	$18,555	$35	$18,590	$18,171	$28	$18,199

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of June 30, 2015 and December 31, 2014, all of the allowance for loan losses of $43 million and $38 million, respectively, related to institutional loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases as of the dates indicated:

	June 30, 2015		December 31, 2014
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Recorded Investment	Unpaid Principal Balance(1)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$34
CRE—other—acquired credit-impaired	—	22	—	22
Total CRE	$—	$56	$—	$56

(1) As of June 30, 2015 and December 31, 2014, all of the allowance for loan losses of $43 million and $38 million, respectively, related to institutional and CRE loans collectively evaluated for impairment.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings in the six months ended June 30, 2015 and the year ended December 31, 2014.
As of June 30, 2015 and December 31, 2014, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$41	$30
Provisions	2	2
Ending balance	$43	$32

	Six Months Ended June 30,
	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$37	$28
Provisions	6	4
Ending balance	$43	$32

(1) As of June 30, 2015, approximately $31 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $12 million was related to other commercial-and-financial loans in the institutional segment.

The provision of $6 million recorded in the six months ended June 30, 2015 included an additional provision of $2 million, recorded in the three months ended June 30, 2015, associated with the secured bank loans as the portfolio continue to grow and become more seasoned. The senior secured bank loans are held in connection with our participation in loan syndications in the non-investment-grade lending market.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Six Months Ended June 30,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,793	$33	$5,826	$5,999	$37	$6,036
Foreign currency translation	(95)	(2)	(97)	1	—	1
Ending balance	$5,698	$31	$5,729	$6,000	$37	$6,037

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Six Months Ended June 30,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,998	$27	$2,025	$2,321	$39	$2,360
Amortization	(95)	(4)	(99)	(104)	(4)	(108)
Foreign currency translation and other, net	(54)	(1)	(55)	(5)	—	(5)
Ending balance	$1,849	$22	$1,871	$2,212	$35	$2,247
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2015			December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,512	$(1,144)	$1,368	$2,569	$(1,088)	$1,481
Core deposits	671	(231)	440	688	(219)	469
Other	158	(95)	63	214	(139)	75
Total	$3,341	$(1,470)	$1,871	$3,471	$(1,446)	$2,025
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014
Collateral deposits, net	$23,438	$18,134
Unrealized gains on derivative financial instruments, net	5,168	7,934
Bank-owned life insurance	3,037	2,402
Investments in joint ventures and other unconsolidated entities	2,022	1,798
Accounts receivable	836	513
Receivable for securities settlement	757	218
Prepaid expenses	333	259
Income taxes receivable	319	396
Deferred tax assets, net of valuation allowance	192	214
Deposits with clearing organizations	175	197
Other(1)	632	535
Total	$36,909	$32,600

(1)	Includes other real estate owned of approximately $64 million and $62 million as of June 30, 2015 and December 31, 2014, respectively.

Note 7.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to note 10 on pages 159 to 160 of the 2014 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $23.32 billion and $24.43 billion as of June 30, 2015 and December 31, 2014, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of June 30, 2015, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

(In millions)	June 30, 2015	December 31, 2014
Indemnified securities financing	$331,552	$349,766
Stable value protection	23,280	23,409
Asset purchase agreements	4,210	4,107
Standby letters of credit	4,966	4,720
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014
Fair value of indemnified securities financing	$331,552	$349,766
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	345,178	364,411
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	77,889	85,309
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	82,709	90,819
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2015 and December 31, 2014, we had approximately $21.95 billion and $15.94 billion, respectively, of collateral provided and approximately $4.24 billion and $6.48 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of June 30, 2015, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $611 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of more than $125 million, plus prejudgment interest and other enhanced damages, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. As of June 30, 2015, we had $10 million accrued in connection with this matter.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
If these matters were to proceed to trial, we expect that plaintiffs would seek to recover their share of all or a portion of the revenue that we have recorded from indirect foreign exchange trades. We cannot predict whether a court, in the event of an adverse resolution, would consider our revenue to be the appropriate measure of damages.
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Six Months Ended June 30, 2015	147
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
As of June 30, 2015, we have accrued a total of $585 million associated with indirect foreign exchange business. This accrual reflects the current status of continued negotiations in connection with our intention to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and U.S. civil litigants with regard to our indirect foreign exchange business. Although we believe these recorded legal accruals will address the financial demands associated with these claims, significant non-financial terms remain outstanding and settlement agreements have not been finalized. In addition, there can be no assurance that other claims will not be asserted in the future. Consequently, there can be no assurance that we will enter into these settlements, that the cost of any settlements or other resolutions of any such matters will not materially exceed our accruals or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us. An adverse outcome with respect to one or more claims, whether or not currently asserted, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of June 30, 2015, we had remaining accruals of approximately $2.6 million for indemnification costs associated with this matter.
Investment Servicing
State Street has been named as a defendant in related complaints by investment management clients of TAG Virgin Islands, Inc., or TAG, who hold or held custodial accounts with State Street. The complaints collectively have alleged various claims in connection with certain assets managed by TAG. In July 2015, we entered in an agreement to resolve the last of these matters. Our existing reserve will be sufficient to satisfy our obligations in connection with this settlement.
Public Retirement Plans
On June 18, 2015, State Street announced that the enforcement staff of the U.S. Securities and Exchange Commission had provided it with a “Wells” notice. The notice relates to an SEC investigation into our solicitation of asset servicing business for public retirement plans during a period ending in 2011. The investigation includes our use of consultants and lobbyists and, in at least one instance, political contributions by one of our consultants during and after a public bidding process. The Wells notice informs State Street that the SEC staff intends to ask the Commission for permission to bring a civil enforcement action that would allege violations of the securities laws (i.e., Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder). The issuance of a Wells notice provides State Street with the opportunity to make a submission to the Commission in response to the SEC staff’s position. State Street intends to submit such a response.

Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, State Street entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in its compliance programs with the requirements of the Bank Secrecy Act, anti-money laundering (AML) regulations and US economic sanctions regulations promulgated by the Office of Foreign Assets Control (OFAC). As part of this enforcement action, State Street is required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. If deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits have decreased from approximately $163 million as of December 31, 2014 to $52 million as of June 30, 2015 due to the approval of a tax refund.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of June 30, 2015 for tax exposures.
Note 9.    Variable Interest Entities
For additional information on our variable interest entities, or VIEs, refer to note 12 on pages 162 to 164 of the 2014 Form 10-K.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. As of June 30, 2015 and December 31, 2014, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.18 billion and $2.27 billion, respectively, and other short-term borrowings of $1.83 billion and $1.87 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 5.5 years as of June 30, 2015, compared to approximately 5.9 years as of December 31, 2014.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.83 billion and $639 million, respectively, as of June 30, 2015, none of which was utilized as of that date.
Interests in Sponsored Investment Funds:
As of June 30, 2015, the aggregate assets and liabilities of our consolidated sponsored investment fund totaled $768 million and $716 million, respectively. As of December 31, 2014, the aggregate assets and liabilities of our consolidated sponsored investment fund totaled $65 million and $13 million, respectively.
As of June 30, 2015 our potential maximum total exposure associated with the consolidated sponsored investment fund totaled $52 million and represented the value of our economic ownership interest in the fund.
As of June 30, 2015 and December 31, 2014, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $70 million and $45 million as of June 30, 2015 and December 31, 2014, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.
Note 10.    Shareholders' Equity
Preferred Stock:
Preferred Stock, Series F
In May 2015, we issued 750 thousand depositary shares, each representing a 1/100th ownership interest in a share of State Street’s fixed-to-floating-rate non-cumulative perpetual preferred stock, Series F, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $742 million.
On September 15, 2020, or any dividend payment date thereafter, the Series F preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series F preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to September 15, 2020, upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation with respect to the Series F preferred stock, at a redemption price equal to $100,000 per share (equivalent to $1,000 per depositary share) plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Preferred Stock, Series E
In the three months ended June 30, 2015, we declared dividends on our Series E preferred stock of $1,500 per share, or approximately $0.38 per depositary share, totaling approximately $11 million. In the six months ended June 30, 2015, we declared dividends on our Series E preferred stock of $3,333 per share, or approximately $0.84 per depositary share, totaling approximately $25 million. We did not declare a dividend on the Series E preferred stock in the first six months of June 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Preferred Stock, Series D
In the three months ended June 30, 2015, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the six months ended June 30, 2015, we declared aggregate dividends on our Series D preferred stock of $2,950 per share, or approximately $0.74 per depositary share, totaling approximately $22 million. In the three months ended June 30, 2014, we declared aggregate dividends on our Series D preferred stock of $1,655 per share, or approximately $0.41 per depositary share, totaling approximately $12 million.
Preferred Stock, Series C
In the three months ended June 30, 2015, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the six months ended June 30, 2015, we declared aggregate dividends on our Series C preferred stock of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million. In the three months ended June 30, 2014, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the six months ended June 30, 2014, we declared aggregate dividends on our Series C preferred stock of $2,626 per share, or approximately $0.66 per depositary share, totaling approximately $13 million.
Common Stock:
In March 2015 our Board of Directors, or Board, approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. In the three months ended June 30, 2015, we purchased approximately 4.4 million shares of our common stock at an average per-share cost of $78.79 and an aggregate cost of approximately $350 million were purchased by us under this program.
In the three months ended March 31, 2015, we purchased approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470 million under a previous program approved by the Board in March 2014. As of March 31, 2015, no shares remained available for purchases of our common stock under the program.
Under both programs, in the six months ended June 30, 2015, we purchased in the aggregate approximately 10.7 million shares of our common stock at an average per-share cost of $76.50 and an aggregate cost of $820 million. Shares acquired under the programs which remained unissued as of June 30, 2015 were recorded as treasury stock in our consolidated statement of condition as of June 30, 2015.
In the three months ended June 30, 2015, we declared aggregate common stock dividends of $0.34 per share, totaling approximately $139 million. In the three months ended June 30, 2014, we declared aggregate common stock dividends of $0.30 per share, totaling approximately $128 million. In the six months ended June 30, 2015, we declared aggregate common stock dividends of $0.64 per share, totaling approximately $262 million, compared to aggregate common stock dividends of $0.56 per share, totaling approximately $240 million, declared in the six months ended June 30, 2014.

Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014
Net unrealized gains on cash flow hedges	$296	$276
Net unrealized gains (losses) on available-for-sale securities portfolio	139	273
Net unrealized gains (losses) related to reclassified available-for-sale securities	30	39
Net unrealized gains (losses) on available-for-sale securities	169	312
Net unrealized losses on available-for-sale securities designated in fair value hedges	(113)	(121)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	1
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(22)	(29)
Net unrealized losses on retirement plans	(257)	(272)
Foreign currency translation	(1,070)	(660)
Total	$(1,011)	$(507)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	19	(134)	—	8	—	(410)	(517)
Amounts reclassified into earnings	1	(2)	—	(1)	15	—	13
Other comprehensive income (loss)	20	(136)	—	7	15	(410)	(504)
Balance as of June 30, 2015	$296	$56	$(14)	$(22)	$(257)	$(1,070)	$(1,011)

	Six Months Ended June 30, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	(62)	551	—	11	1	73	574
Amounts reclassified into earnings	1	(9)	—	1	17	—	10
Other comprehensive income (loss)	(61)	542	—	12	18	73	584
Balance as of June 30, 2014	$100	$321	$(14)	$(35)	$(185)	$302	$489
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related tax benefit of $1 in 2015	$(2)	$—	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	—	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of tax benefit of $3 and related taxes of ($8), respectively	10	12	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$8	$13

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $1 and $1, respectively	$1	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related tax benefit of $1 and related taxes of ($6), respectively	(2)	(9)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($1) and ($5), respectively	15	17	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$13	$10

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
As of June 30, 2015, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of June 30, 2015, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2015 that have changed the capital categorization of State Street Bank.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2015(1)	Basel III Standardized Approach June 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches June 30, 2015(1)	Basel III Standardized Approach June 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,248	$10,248	$10,295	$10,295	$10,912	$10,912	$10,867	$10,867
Retained earnings			15,390	15,390	14,882	14,882	10,299	10,299	9,416	9,416
Accumulated other comprehensive income (loss)			(1,055)	(1,055)	(641)	(641)	(929)	(929)	(535)	(535)
Treasury stock, at cost			(5,830)	(5,830)	(5,158)	(5,158)	—	—	—	—
Total			18,753	18,753	19,378	19,378	20,282	20,282	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,974)	(5,974)	(5,869)	(5,869)	(5,667)	(5,667)	(5,577)	(5,577)
Other adjustments			(66)	(66)	(36)	(36)	(109)	(109)	(128)	(128)
Common equity tier 1 capital			12,713	12,713	13,473	13,473	14,506	14,506	14,043	14,043
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(98)	(98)	(145)	(145)	—	—	—	—
Tier 1 capital			15,555	15,555	15,764	15,764	14,506	14,506	14,043	14,043
Qualifying subordinated long-term debt			1,438	1,438	1,618	1,618	1,452	1,452	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$17,708	$17,708	$17,861	$17,861	$15,958	$15,958	$15,677	$15,677
Risk-weighted assets:
Credit risk			$56,154	$107,003	$66,874	$87,502	$51,190	$101,955	$59,836	$84,433
Operational risk			43,885	NA	35,866	NA	43,324	NA	35,449	NA
Market risk(5)			4,494	2,785	5,087	2,910	4,503	2,785	5,048	2,909
Total risk-weighted assets			$104,533	$109,788	$107,827	$90,412	$99,017	$104,740	$100,333	$87,342
Adjusted quarterly average assets			$257,227	$257,227	$247,740	$247,740	$252,636	$252,636	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.2%	11.6%	12.5%	14.9%	14.7%	13.8%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.9	14.2	14.6	17.4	14.7	13.8	14.0	16.1
Total capital	8.0	8.0	16.9	16.1	16.6	19.8	16.1	15.2	15.6	17.9
Tier 1 leverage	4.0	4.0	6.0	6.0	6.4	6.4	5.7	5.7	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of June 30, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2015.
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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2015 and December 31, 2014, we had recorded approximately $1.52 billion and $1.79 billion, respectively, of cash collateral received from counterparties and approximately $2.71 billion and $4.79 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of June 30, 2015 and December 31, 2014 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2015 totaled approximately $1.09 billion, against which we had $19 million underlying collateral, due to timing differences with respect to the market-to market valuation of the collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of June 30, 2015 was approximately $1.07 billion. Such accelerated settlement would not affect our consolidated results of operations.

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
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk and foreign currency risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. We use forward and swap foreign exchange contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. Refer to pages 175 to 179 within note 16 in the 2014 Form 10-K for information on derivatives designated as hedging instruments.
 Fair Value Hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged trusts had a weighted-average life of approximately 5.5 years as

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of June 30, 2015, compared to 5.9 years as of December 31, 2014.
We have entered into interest-rate swap agreements to modify our interest expense on five senior notes and two subordinated notes from fixed rates to floating rates. The senior notes mature in 2017, 2018, 2021, 2023 and 2024 and pay fixed interest at annual rates of 5.38%, 1.35%, 4.38%, 3.70% and 3.30%, respectively. The subordinated notes matures in 2018, and 2023 and pays fixed interest at annual rates of 4.96% and 3.10%, respectively. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes.
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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$266	$645
Options and caps purchased	2	7
Options and caps written	2	7
Futures	12,225	3,939
Foreign exchange contracts:
Forward, swap and spot	1,331,780	1,231,344
Options purchased	2,433	2,767
Options written	2,309	2,404
Credit derivative contracts:
Credit swap agreements	229	191
Commodity and equity contracts:
Commodity(1)	77	26
Equity(1)	52	2
Other:
Stable value contracts	23,280	23,409
Deferred value awards(2)	386	210
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	6,961	6,077
Foreign exchange contracts:
Forward and swap	9,570	2,705

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

June 30, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$1,761
Long-term debt(2)	5,200
Total	$6,961

December 31, 2014
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,577
Long-term debt(2)	3,500
Total	$6,077

(1) As of June 30, 2015 there were no interest-rate contracts designated as cash flow hedges.
(2) As of June 30, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $47 million. As of December 31, 2014, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.70%	2.67%	3.53%	2.73%

	Six Months Ended June 30,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.61%	2.60%	3.46%	2.66%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

Derivative Assets(1)
	Fair Value
(In millions)	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,030	$14,626
Interest-rate contracts	4	15
Other derivative contracts	4	2
Total	$10,038	$14,643
Derivatives designated as hedging instruments:
Foreign exchange contracts	$509	$509
Interest-rate contracts	45	62
Total	$554	$571

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9,976	$14,922
Other derivative contracts	107	70
Interest-rate contracts	4	16
Total	$10,087	$15,008
Derivatives designated as hedging instruments:
Interest-rate contracts	$215	$223
Foreign exchange contracts	27	3
Total	$242	$226

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$165	$144	$369	$278
Interest-rate contracts	Trading services revenue	(1)	(1)	(1)	(1)
Other derivative contracts	Trading services revenue	1	—	3	—
Other derivative contracts	Processing fees and other revenue	—	—	—	(1)
Total		$165	$143	$371	$276

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$33	$(22)	$92	$(70)
Total		$33	$(22)	$92	$(70)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$12	$(52)	Investment securities	Processing fees and other revenue	$(12)	$52
Foreign exchange contracts	Processing fees and other revenue	(13)	(13)	FX deposit	Processing fees and other revenue	13	13
Interest-rate contracts	Processing fees and other revenue	37	12	Available-for-sale securities	Processing fees and other revenue(1)	(38)	(12)
Interest-rate contracts	Processing fees and other revenue	(85)	(17)	Long-term debt	Processing fees and other revenue	82	17
Total		$(49)	$(70)			$45	$70

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$47	96	Investment securities	Processing fees and other revenue	$(44)	$(89)
Interest-rate contracts	Processing fees and other revenue	(24)	(41)	Available-for-sale securities	Processing fees and other revenue(1)	22	38
Interest-rate contracts	Processing fees and other revenue	18	60	Long-term debt	Processing fees and other revenue	(18)	(60)
Total		$41	$115			$(40)	$(111)

(1) Represents amounts reclassified out of or into other comprehensive income, or OCI. For the three and six months ended June 30, 2015, $22 million and $7 million, respectively, of unrealized gains on available-for-sale securities designated in fair value hedges were recognized in OCI. For the three and six months ended June 30, 2014, $13 million and $23 million, respectively, of unrealized losses on available-for-sale securities designated in fair value hedges were recognized in OCI.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$(1)	$(2)	Net interest revenue	$—	$—
Foreign exchange contracts	21	41	Net interest revenue	—	—	Net interest revenue	2	4
Total	$21	$41		$(1)	$(2)		$2	$4

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$(2)	Net interest revenue	$(1)	$(2)	Net interest revenue	$1	$2
Foreign exchange contracts	(52)	(64)	Net interest revenue	—	—	Net interest revenue	1	2
Total	$(53)	$(66)		$(1)	$(2)		$2	$4

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
As of June 30, 2015 and December 31, 2014, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $4.57 billion and $2.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $2.06 billion and $125 million, respectively.

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$10,539	$(4,698)	$5,841	$15,135	$(6,275)	$8,860
Interest-rate contracts	49	(21)	28	77	(21)	56
Equity derivative contracts	2	(2)	—	—	—	—
Other derivative contracts	2	(2)	—	2	(1)	1
Cash collateral netting	—	(701)	(701)	—	(983)	(983)
Total derivatives	$10,592	$(5,424)	$5,168	$15,214	$(7,280)	$7,934
Other financial instruments:
Resale agreements and securities borrowing(3)	$60,204	$(33,810)	$26,394	$47,488	$(29,157)	$18,331
Total derivatives and other financial instruments	$70,796	$(39,234)	$31,562	$62,702	$(36,437)	$26,265

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $26,394 million as of June 30, 2015 were $4,447 million of resale agreements and $21,947 million of collateral provided related to securities borrowing. Included in the $18,331 million as of December 31, 2014 were $2,390 million of resale agreements and $15,941 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$5,168	$—	$(1,561)	$3,607	$7,934	$—	$(1,490)	$6,444
Resale agreements and securities borrowing	26,394	(87)	(26,178)	129	18,331	(128)	(18,157)	46
Total	$31,562	$(87)	$(27,739)	$3,736	$26,265	$(128)	$(19,647)	$6,490

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$10,003	$(4,698)	$5,305	$14,925	$(6,275)	$8,650
Interest-rate contracts	219	(21)	198	239	(20)	219
Equity derivative contracts	1	(1)	—	—	—	—
Other derivative contracts	106	(2)	104	70	(1)	69
Cash collateral netting	—	(1,241)	(1,241)	—	(2,630)	(2,630)
Total derivatives	$10,329	$(5,963)	$4,366	$15,234	$(8,926)	$6,308
Other financial instruments:
Repurchase agreements and securities lending(3)	$49,223	$(33,810)	$15,413	$44,562	$(29,157)	$15,405
Total derivatives and other financial instruments	$59,552	$(39,773)	$19,779	$59,796	$(38,083)	$21,713

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $15,413 million as of June 30, 2015 were $10,978 million of repurchase agreements and $4,435 million of collateral received related to securities lending. Included in the $15,405 million as of December 31, 2014 were $8,925 million of repurchase agreements and $6,480 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	June 30, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$4,366	$—	$(221)	$4,145	$6,308	$—	$(19)	$6,289
Repurchase agreements and securities lending	15,413	(87)	(13,066)	2,260	15,405	(128)	(13,872)	1,405
Total	$19,779	$(87)	$(13,287)	$6,405	$21,713	$(128)	$(13,891)	$7,694

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
The securities transferred under repurchase and reverse repurchase agreements typically are U.S. Treasury, agency and agency mortgage-backed securities. In our principal securities borrowing and lending arrangements, the securities transferred in exchange for the collateral are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes the Company with counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of June 30, 2015:

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements
US Treasury and agency securities	$41,684	$14	$—	$41,698
Non-US sovereign debt	—	308	—	308
Total	$41,684	$322	$—	$42,006
Securities lending transactions
Corporate debt securities	1	—	—	1
Equity securities	6,162	—	1,054	7,216
Total	$6,163	$—	$1,054	$7,217
Gross amount of recognized liabilities for repurchase agreements and securities lending	$47,847	$322	$1,054	$49,223

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest revenue:
Deposits with banks	$54	$51	$108	$85
Investment securities:
U.S. Treasury and federal agencies	176	164	359	327
State and political subdivisions	58	44	116	115
Other investments	247	318	506	637
Securities purchased under resale agreements	15	10	26	19
Loans and leases	77	61	151	119
Other interest-earning assets	2	2	5	3
Total interest revenue	629	650	1,271	1,305
Interest expense:
Deposits	14	18	40	33
Short-term borrowings	3	(12)	3	3
Long-term debt	61	64	123	127
Other interest-bearing liabilities	16	19	24	26
Total interest expense	94	89	190	189
Net interest revenue	$535	$561	$1,081	$1,116
Note 15.    Expenses
Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Acquisition costs	$3	$15	$8	$36
Restructuring charges, net	—	13	1	25
Total acquisition and restructuring costs	$3	$28	$9	$61
Acquisition Costs
Acquisition costs recorded in the three and six months ended June 30, 2015 and 2014 were related to previously disclosed acquisitions.
Restructuring Charges
In the six months ended June 30, 2015, we recorded net restructuring charges of $1 million compared to $25 million in the six months ended June 30, 2014. The amounts recorded mainly related to our recently completed Business Operations and Information Technology Transformation program.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the recently completed Business Operations and Information Technology Transformation program:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2014	$40	$24	$7	$71
Additional accruals for Business Operations and Information Technology Transformation program	(5)	(4)	—	(9)
Additional accruals for 2012 expense control measures	—	—	9	9
Payments and adjustments	(16)	(6)	(10)	(32)
Balance as of June 30, 2015	$19	$14	$6	$39
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014
Net income	$422	$622
Less:
Preferred stock dividends	(29)	(19)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)
Net income available to common shareholders	$393	$602
Average common shares outstanding (in thousands):
Basic average common shares	410,674	427,824
Effect of dilutive securities: common stock options and common stock awards	6,038	7,496
Diluted average common shares	416,712	435,320
Anti-dilutive securities(2)	619	1,508
Earnings per Common Share:
Basic	$.96	$1.41
Diluted(3)	.94	1.38

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014
Net income	$831	$985
Less:
Preferred stock dividends	(60)	(25)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(2)
Net income available to common shareholders	$770	$958
Average common shares outstanding (in thousands):
Basic average common shares	411,445	429,215
Effect of dilutive securities: common stock options and common stock awards	6,198	7,743
Diluted average common shares	417,643	436,958
Anti-dilutive securities(2)	704	1,506
Earnings per Common Share:
Basic	$1.87	$2.23
Diluted(3)	1.84	2.19

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
(Dollars in millions, except where otherwise noted)
Servicing fees	$1,325	$1,288	$—	$—	$—	$—	$1,325	$1,288
Management fees	—	—	304	300	—	—	304	300
Trading services	271	249	10	11	—	—	281	260
Securities finance	155	147	—	—	—	—	155	147
Processing fees and other	22	42	(5)	2	—	—	17	44
Total fee revenue	1,773	1,726	309	313	—	—	2,082	2,039
Net interest revenue	534	558	1	3	—	—	535	561
Gains (losses) related to investment securities, net	(3)	(2)	—	—	—	—	(3)	(2)
Total revenue	2,304	2,282	310	316	—	—	2,614	2,598
Provision for loan losses	2	2	—	—	—	—	2	2
Total expenses	1,880	1,594	251	224	3	32	2,134	1,850
Income before income tax expense	$422	$686	$59	$92	$(3)	$(32)	$478	$746
Pre-tax margin	18%	30%	19%	29%			18%	29%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
(Dollars in millions, except where otherwise noted)
Servicing fees	$2,598	$2,526	$—	$—	$—	$—	$2,598	$2,526
Management fees	—	—	605	592	—	—	605	592
Trading services	586	490	19	23	—	—	605	513
Securities finance	256	232	—	—	—	—	256	232
Processing fees and other	81	97	(3)	3	—	—	78	100
Total fee revenue	3,521	3,345	621	618	—	—	4,142	3,963
Net interest revenue	1,079	1,109	2	7	—	—	1,081	1,116
Gains (losses) related to investment securities, net	(4)	4	—	—	—	—	(4)	4
Total revenue	4,596	4,458	623	625	—	—	5,219	5,083
Provision for loan losses	6	4	—	—	—	—	6	4
Total expenses	3,716	3,265	507	470	8	143	4,231	3,878
Income before income tax expense	$874	$1,189	$116	$155	$(8)	$(143)	$982	$1,201
Pre-tax margin	19%	27%	19%	25%			19%	24%

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents our non-U.S. financial results for the periods indicated.

	Three Months Ended June 30,
(In millions)	2015	2014
Total fee revenue	$848	$838
Net interest revenue	302	330
Gains (losses) related to investment securities, net	—	(1)
Total revenue	1,150	1,167
Expenses	799	819
Income before income taxes	351	348
Income tax expense	84	81
Net income	$267	$267

	Six Months Ended June 30,
(In millions)	2015	2014
Total fee revenue	$1,705	$1,626
Net interest revenue	593	642
Gains (losses) related to investment securities, net	(1)	5
Total revenue	2,297	2,273
Expenses	1,604	1,671
Income before income taxes	693	602
Income tax expense	162	142
Net income	$531	$460
The following table presents the significant components of our non-U.S. assets as of the dates indicated, based on the domicile of the underlying counterparties:

(In millions)	June 30, 2015	December 31, 2014
Interest-bearing deposits with banks	$32,219	$17,382
Investment securities	25,797	29,060
Other assets	14,524	13,577
Total non-U.S. assets	$72,540	$60,019

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014, and changes in shareholders' equity, and cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 20, 2015, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition of the Corporation as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP
Boston, Massachusetts
August 7, 2015

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In March 2015, our Board of Directors approved a new common stock purchase program authorizing the purchase by us of up to $1.8 billion of our common stock from April 1, 2015 through June 30, 2016.
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
The following table presents purchases of our common stock under this program and related information for each of the months in the quarter ended June 30, 2015. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2015	—	$—	$—	$1,800
May 1 - May 31, 2015	1,178	78.45	92	1,708
June 1 - June 30, 2015	3,264	78.91	258	1,450
Total	4,442	$78.79	$350	$1,450
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 7, 2015	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

	3.1	Restated Articles of Organization, as amended

4.1
Deposit Agreement, dated May 21, 2015, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depository), and the holders from time to time of the depository receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on May 21, 2015 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2015 and 2014, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2015 and 2014, (iii) consolidated statement of condition as of June 30, 2015 and December 31, 2014, (iv) consolidated statement of changes in shareholders' equity for the six months ended June 30, 2015 and 2014, (v) consolidated statement of cash flows for the six months ended June 30, 2015 and 2014, and (vi) condensed notes to consolidated financial statements.