Form 10-Q
period 2015-09-30
STATE STREET CORP
filed 2015-11-06
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 403,486,112.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2015

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
As of September 30, 2015, we had consolidated total assets of $247.27 billion, consolidated total deposits of $186.37 billion, consolidated total shareholders' equity of $21.50 billion and 31,860 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia. We are a leader in providing financial services and products to meet the needs of institutional investors worldwide, with $27.27 trillion of assets under custody and administration and $2.20 trillion of assets under management as of September 30, 2015.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and updates the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as the 2014 Form 10-K, previously filed with the Securities and Exchange Commission, or SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2014 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2014 Form 10-K. We did not change these significant accounting policies in the first nine months of 2015.
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

•
our ability to develop, finalize and execute our plan to accelerate the next phase of our program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients. The objectives of this plan are to enhance the value and delivery of our products and services to clients and to identify and implement significant reductions in our cost structure. Any failure in whole or in part to achieve these objectives may, among other things, limit the attractiveness of our products or services to clients. This could reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	% Change
Total fee revenue	$2,108	$2,012	5%
Net interest revenue	513	570	(10)
Gains (losses) related to investment securities, net	(2)	—	—
Total revenue	2,619	2,582	1
Provision for loan losses	5	2
Total expenses	1,962	1,892	4
Income before income tax expense	652	688	(5)
Income tax expense	68	128	(47)
Net income from non-controlling interest	1	—
Net income	$585	$560	4
Adjustments to net income:
Dividends on preferred stock(1)	(42)	(18)	133
Net income available to common shareholders	$543	$542	—
Earnings per common share:
Basic	$1.34	$1.28	5
Diluted	1.32	1.26	5
Average common shares outstanding (in thousands):
Basic	406,612	421,974
Diluted	412,167	429,736
Cash dividends declared per common share	$.34	$.30
Return on average common equity	11.3%	10.6%

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	% Change
Total fee revenue	$6,250	$5,975	5%
Net interest revenue	1,594	1,686	(5)
Gains (losses) related to investment securities, net	(6)	4	(250)
Total revenue	7,838	7,665	2
Provision for loan losses	11	6	83
Total expenses	6,193	5,770	7
Income before income tax expense	1,634	1,889	(13)
Income tax expense	219	344	(36)
Net income from non-controlling interest	1	—
Net income	$1,416	$1,545	(8)
Adjustments to net income:
Dividends on preferred stock(1)	(102)	(43)	137
Earnings allocated to participating securities(2)	(1)	(2)	(50)
Net income available to common shareholders	$1,313	$1,500	(12)
Earnings per common share:
Basic	$3.20	$3.52	(9)
Diluted	3.16	3.45	(8)
Average common shares outstanding (in thousands):
Basic	409,816	426,775
Diluted	415,772	434,510
Cash dividends declared per common share	$.98	$.86
Return on average common equity	9.2%	10.0%

(1) Refer to note 10 to the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Refer to note 16 to the consolidated financial statements included in this Form 10-Q.

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2015 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the third quarter of 2015 to those for the third quarter of 2014 and for the nine months ended September 30, 2015 to those for nine months ended September 30, 2014, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2014 period to the relevant 2015 results.

Highlights

•
In October 2015, we announced a multi-year plan to accelerate the next phase of our program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients. The objectives of this plan are to enhance the value and delivery of our products and services to our clients and to identify and implement significant reductions in our cost structure. We are targeting approximately $500 million in annualized savings from this plan, when fully implemented over approximately the next four to five years.

•	In the third quarter of 2015, we recorded a $59 million reduction of an Italian deferred tax liability as a consequence of our European legal entity restructuring activities.

•	Asset servicing and asset management fees decreased 1% and 9%, respectively, in the third quarter of 2015 compared to the third quarter of 2014, primarily due the impact of the stronger U.S. dollar.

•
In the third quarter of 2015, we secured new business of an estimated $141 billion in assets to be serviced; of that total, approximately $101 billion was installed prior to September 30, 2015, with the remaining balance expected to be installed in the remainder of 2015 or later.

•	In the third quarter of 2015, we declared quarterly common stock dividends of $0.34 per share, totaling approximately $138 million which were paid in October 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
Under a purchase program approved by our Board of Directors in March 2015 which authorizes us to purchase up to $1.8 billion of our common stock through June 30, 2016, we purchased approximately 4.8 million shares of our common stock at an average per-share cost of $72.43 and an aggregate cost of approximately $350 million during the third quarter of 2015.

Additional information with respect to our common stock purchase program and stock dividends is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.
Financial Results

•
Total revenue in the third quarter of 2015 increased 1% compared to the third quarter of 2014, primarily due to a 5% increase in total fee revenue, partially offset by a decline in net interest revenue.

•
Total revenue in the third quarter of 2015 includes an $83 million pre-tax gain related to the sale of commercial real estate acquired as a result of the Lehman Brothers bankruptcy. The increase in total revenue was largely offset by a decrease of $80 million related to the stronger U.S. dollar when compared to the third quarter of 2014.

•
Total expenses in the third quarter of 2015 increased 4% compared to the third quarter of 2014, primarily driven by $75 million of pre-tax severance costs related to targeted staff reductions taken to better calibrate our expenses to the current environment, partially offset by a $9 million decrease in occupancy and a $67 million dollar decrease in other expenses.

•	Total expenses in the third quarter of 2015 benefited from the stronger U.S. dollar by approximately $63 million compared to the third quarter of 2014.

•	Return on average common shareholders' equity in the third quarter of 2015 increased to 11.3% from 10.6% in the third quarter of 2014.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months of 2015 compared to the same periods in 2014, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.

Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended September 30,
(Dollars in millions)	2015	2014	% Change
Fee revenue:
Servicing fees	$1,294	$1,302	(1)%
Management fees	287	316	(9)
Trading services:
Foreign exchange trading	177	161	10
Brokerage and other trading services	117	117	—
Total trading services	294	278	6
Securities finance	113	99	14
Processing fees and other	120	17	606
Total fee revenue	2,108	2,012	5
Net interest revenue:
Interest revenue	614	671	(8)
Interest expense	101	101	—
Net interest revenue	513	570	(10)
Gains (losses) related to investment securities, net	(2)	—
Total revenue	$2,619	$2,582	1

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Fee revenue:
Servicing fees	$3,892	$3,828	2%
Management fees	892	908	(2)
Trading services:
Foreign exchange trading	547	439	25
Brokerage and other trading services	352	352	—
Total trading services	899	791	14
Securities finance	369	331	11
Processing fees and other	198	117	69
Total fee revenue	6,250	5,975	5
Net interest revenue:
Interest revenue	1,885	1,976	(5)
Interest expense	291	290	—
Net interest revenue	1,594	1,686	(5)
Gains (losses) related to investment securities, net	(6)	4
Total revenue	$7,838	$7,665	2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FEE REVENUE
Servicing and management fees collectively comprised approximately 75% and 77%, of our total fee revenue in the third quarter and first nine months of 2015, respectively, compared to approximately 80% and 79%, in the third quarter and first nine months of 2014, respectively. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of September 30, 2015 and assuming that all other factors remain constant, that: (1) a 10% increase or decrease in worldwide equity valuations, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 2%; and (2) a 10% increase or decrease in worldwide fixed income security valuations, over the relevant periods for or on which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 1%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 3: DAILY, MONTH-END AND YEAR-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,027	1,976	3%	1,999	1,969	2%	1,920	1,972	(3)%
NASDAQ®	4,924	4,483	10	4,842	4,481	8	4,620	4,493	3
MSCI EAFE®	1,785	1,924	(7)	1,754	1,901	(8)	1,644	1,846	(11)
MSCI Emerging	860	1,067	(19)	837	1,053	(21)	792	1,005	(21)
	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,064	1,905	8%	2,047	1,910	7%
NASDAQ®	4,928	4,298	15	4,891	4,313	13
MSCI EAFE®	1,836	1,920	(4)	1,827	1,918	(5)
MSCI Emerging	948	1,017	(7)	940	1,014	(7)
Table 2: Total Revenue provides the breakout of fee revenue for the third quarter and first nine months of 2015 and 2014.
Servicing Fees
Servicing fees in the third quarter of 2015 decreased 1% compared to the same period in 2014, primarily due to the impact of the stronger U.S. dollar of approximately $50 million and weaker international equity markets, partially offset by net new business and higher transaction volumes. In the nine months ended September 30, 2015, servicing fees increased 2% compared to the same period in 2014, primarily as a result of the positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and stronger U.S. equity markets, offset by the impact of the stronger U.S. dollar and weaker international markets. In both the third quarter and first nine months of 2015, servicing fees generated outside the U.S. were approximately 41% of total servicing fees compared to 42% for both the third quarter and first nine months of 2014.
The decrease in total assets under custody and administration as of September 30, 2015 compared to both December 31, 2014 and September 30, 2014 primarily resulted from weaker global equity markets, partially offset by net new business. Asset levels as of September 30, 2015 did not reflect the estimated $141 billion of new business in assets to be serviced awarded to us in the third quarter of 2015 and prior periods but not installed prior to September 30, 2015. This new business will be reflected in assets under custody and administration in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

TABLE 4: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
Mutual funds	$6,698	$6,992	$7,035
Collective funds	6,883	6,949	6,919
Pension products	5,497	5,746	5,780
Insurance and other products	8,187	8,501	8,731
Total	$27,265	$28,188	$28,465

TABLE 5: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
Equities	$14,223	$15,876	$15,616
Fixed-income	9,470	8,739	9,298
Short-term and other investments	3,572	3,573	3,551
Total	$27,265	$28,188	$28,465

TABLE 6: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
North America	$20,536	$21,217	$21,255
Europe/Middle East/Africa	5,452	5,633	5,869
Asia/Pacific	1,277	1,338	1,341
Total	$27,265	$28,188	$28,465

(1) Geographic mix is based on the location at which the assets are serviced.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management Fees
Management fees in the third quarter and first nine months of 2015 decreased 9% and 2%, respectively, compared to the third quarter and first nine months of 2014, primarily due to the effects of the stronger U.S. dollar.
The stronger U.S. dollar had the effect of reducing management fees by approximately $11 million in the third quarter of 2015 compared to the same period in 2014.
Management fees generated outside the U.S. were approximately 34% and 35%, respectively, of total management fees for the third quarter and first nine months of 2015, compared to 38% and 37%, respectively, for the same periods in 2014.

TABLE 7: ASSETS UNDER MANAGMENT BY ASSET CLASS AND INVESTMENT APPROACH
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
Equity:
Active	$29	$39	$40
Passive	1,237	1,436	1,371
Total Equity	1,266	1,475	1,411
Fixed-Income:
Active	16	17	16
Passive	300	302	322
Total Fixed-Income	316	319	338
Cash(1)	380	399	410
Multi-Asset-Class Solutions:
Active	26	30	34
Passive	85	97	104
Total Multi-Asset-Class Solutions	111	127	138
Alternative Investments(2):
Active	17	17	17
Passive	113	111	107
Total Alternative Investments	130	128	124
Total	$2,203	$2,448	$2,421

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 8: EXCHANGE-TRADED FUNDS BY ASSET CLASS(1)
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
Alternative Investments(2)	$35	$38	$40
Cash	3	1	1
Equity	323	388	338
Fixed-income	39	39	37
Total Exchange-Traded Funds	$400	$466	$416

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 9: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(Dollars in billions)	September 30, 2015	December 31, 2014	September 30, 2014
North America	$1,409	$1,568	$1,502
Europe/Middle East/Africa	500	559	565
Asia/Pacific	294	321	354
Total	$2,203	$2,448	$2,421

(1) Geographic mix is based on client location or fund management location.
In asset management, we experienced net outflows of approximately $133 billion between December 31, 2014 and September 30, 2015 primarily composed of approximately $82 billion of net outflows from long-term institutional portfolios, approximately $33 billion of net outflows from ETFs and approximately $18 billion of outflows from cash products. The decrease in total assets under management at September 30, 2015 compared to December 31, 2014 resulted primarily from outflows from SPY, our S&P 500 ETF, outflows from institutional equity products driven by client re-balancing and cash needs, weaker global equity market levels and the impact of the strengthening U.S. dollar. The decrease in total assets under management as of September 30, 2015 compared to September 30, 2014 resulted from net outflows and the strengthening U.S. dollar, partially offset by stronger U.S. equity markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 10: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of September 30, 2014	$1,411	$338	$410	$138	$124	$2,421
Long-term institutional inflows(1)	85	20	—	7	4	116
Long-term institutional outflows(1)	(80)	(45)	—	(9)	(3)	(137)
Long-term institutional flows, net	5	(25)	—	(2)	1	(21)
ETF flows, net	37	2	1	—	(2)	38
Cash fund flows, net	—	—	(10)	—	—	(10)
Total flows, net	42	(23)	(9)	(2)	(1)	7
Market appreciation	39	14	—	(7)	9	55
Foreign exchange impact	(17)	(10)	(2)	(2)	(4)	(35)
Total market/foreign exchange impact	22	4	(2)	(9)	5	20
Balance as of December 31, 2014	1,475	319	399	127	128	2,448
Long-term institutional inflows(1)	218	48	—	42	30	338
Long-term institutional outflows(1)	(291)	(48)	—	(53)	(28)	(420)
Long-term institutional flows, net	(73)	—	—	(11)	2	(82)
ETF flows, net	(38)	3	2	—	—	(33)
Cash fund flows, net	—	—	(18)	—	—	(18)
Total flows, net	(111)	3	(16)	(11)	2	(133)
Market appreciation	(79)	—	—	(2)	9	(72)
Foreign exchange impact	(19)	(6)	(3)	(3)	(9)	(40)
Total market/foreign exchange impact	(98)	(6)	(3)	(5)	—	(112)
Balance as of September 30, 2015	$1,266	$316	$380	$111	$130	$2,203

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
The net outflows of approximately $133 billion in assets under management between September 30, 2015 and December 31, 2014 presented in the preceding table did not include approximately $22 billion of new asset management business, which was awarded to SSGA but not installed as of September 30, 2015. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods. Net outflows in the third quarter reflect significant outflows from a single client.  This client is anticipated to continue its reallocations during the remainder of 2015 and into 2016. This reallocation will impact the AUM that we report in future periods.
Total assets under management as of September 30, 2015 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services

TABLE 11: TRADING SERVICES REVENUE
	Quarters Ended September 30,
(Dollars in millions)	2015	2014	% Change
Foreign exchange trading:
Direct sales and trading	$108	$101	7%
Indirect foreign exchange trading	69	60	15
Total foreign exchange trading	177	161	10
Brokerage and other trading services:
Electronic foreign exchange services	46	44	5
Other trading, transition management and brokerage	71	73	(3)
Total brokerage and other trading services	117	117	—
Total trading services revenue	$294	$278	6

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Foreign exchange trading:
Direct sales and trading	$331	$251	32%
Indirect foreign exchange trading	216	188	15
Total foreign exchange trading	547	439	25
Brokerage and other trading services:
Electronic foreign exchange services	138	135	2
Other trading, transition management and brokerage	214	217	(1)
Total brokerage and other trading services	352	352	—
Total trading services revenue	$899	$791	14
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
Total FX trading revenue increased 10% and 25%, for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, primarily the result of higher volatility, market making activities and client volumes.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 61% of total foreign exchange trading revenue for both the three and nine month periods ended September 30, 2015, respectively, as compared to 63% and 57% in the same periods in 2014.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading,” and, in all cases, we are the funds custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 39% of total foreign exchange trading revenue for both the three and nine month periods ended September 30, 2015, respectively, as compared to 37% and 43% in the same periods in 2014. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
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
Our direct sales and trading revenue increased 7% and 32%, in the third quarter and first nine months of 2015, respectively, as compared to the same periods of 2014. The increases primarily resulted from higher currency volatility, market making activities and client volumes. Our estimated indirect FX trading revenue increased 15% in both the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The increase mainly resulted from higher currency volatility, client volumes and spreads.
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
Total brokerage and other trading services revenue was flat in the third quarter and first nine months of 2015, compared to the same periods of 2014. Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services increased 5% in the third quarter of 2015 and 2% for the first nine months of 2015 compared to the same periods of 2014.
The 3% and 1% decrease in other trading, transition management and brokerage revenue for the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014 was primarily due to a decrease in transition management revenue, partially offset by an increase in other trading revenue. In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011. The reputational and regulatory impact of those compliance issues may adversely affect our transition management revenue in future periods.
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
See Table 2: Total Revenue for the comparison of securities finance revenue for the third quarter and first nine months of 2015 and 2014.
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
Securities finance revenue increased 14% and 11%, in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The increase was primarily the result of new business from our enhanced custody business.
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
Processing fees and other revenue increased 606% and 69%, in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, as shown in Table 2: Total Revenue. The increases were mainly due to the impact of an $83 million pre-tax gain related to the sale of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

commercial real estate acquired as a result of the Lehman Brothers bankruptcy.
NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the quarters ended September 30, 2015 and 2014.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 12: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended September 30,
	2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$73,466	$53.29%		$63,160	$53.33%
Securities purchased under resale agreements	4,838	18	1.51	3,249	9	1.05
Trading account assets	1,338	—	—	985	—	—
Investment securities	100,175	505	2.02	117,618	586	1.99
Loans and leases	17,606	79	1.77	16,002	64	1.59
Other interest-earning assets	24,001	2.03		17,003	2.05
Average total interest-earning assets	$221,424	$657	1.18	$218,017	$714	1.30
Interest-bearing deposits:
U.S.	$36,033	$15.16%		$24,144	$7.11%
Non-U.S.	101,297	13.05		114,756	26.09
Securities sold under repurchase agreements	9,220	—	—	9,111	—	—
Federal funds purchased	17	—	—	18	—	—
Other short-term borrowings	3,791	1.18		4,376	—	—
Long-term debt	10,530	62	2.35	9,020	60	2.64
Other interest-bearing liabilities	4,463	10.88		7,386	8.42
Average total interest-bearing liabilities	$165,351	$101.24		$168,811	$101.24
Interest-rate spread			.94%			1.06%
Net interest revenue—fully taxable-equivalent basis		$556			$613
Net interest margin—fully taxable-equivalent basis			1.00%			1.12%
Tax-equivalent adjustment		(43)			(43)
Net interest revenue—GAAP basis		$513			$570

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$74,830	$161.29%		$50,153	$138.37%
Securities purchased under resale agreements	3,325	45	1.79	4,717	27.78
Trading account assets	1,234	—	—	947	1.12
Investment securities	107,216	1,574	1.96	117,681	1,752	1.98
Loans and leases	17,711	229	1.73	15,227	183	1.61
Other interest-earning assets	22,731	7.04		15,138	5.04
Average total interest-earning assets	$227,047	$2,016	1.19	$203,863	$2,106	1.38
Interest-bearing deposits:
U.S.	$31,479	$34.14%		$19,016	$12.09%
Non-U.S.	105,347	33.04		108,492	54.07
Securities sold under repurchase agreements	9,576	—	—	8,763	—	—
Federal funds purchased	21	—	—	19	—	—
Other short-term borrowings	4,211	5.16		4,096	4.12
Long-term debt	9,809	185	2.51	9,340	186	2.66
Other interest-bearing liabilities	6,835	34.65		7,237	34.62
Average total interest-bearing liabilities	$167,278	$291.23		$156,963	$290.25
Interest-rate spread			0.96%			1.13%
Net interest revenue—fully taxable-equivalent basis		$1,725			$1,816
Net interest margin—fully taxable-equivalent basis			1.02%			1.19%
Tax-equivalent adjustment		(131)			(130)
Net interest revenue—GAAP basis		$1,594			$1,686
Net interest revenue decreased 9% and 5%, on a fully taxable-equivalent basis in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. The decrease was generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets, and the effects of the stronger U.S. dollar. The stronger U.S. dollar had the effect of reducing net interest revenue by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

approximately $14 million in the third quarter of 2015 compared to the same period in 2014, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were higher for the third quarter and first nine months of 2015 compared to the same periods in 2014 as a result of elevated levels of client deposits invested in interest-bearing deposits with banks, higher average loans and leases and higher levels of cash collateral (included in other interest-earning assets in Table 12: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis) provided in connection with our enhanced custody business.
The higher level of investment in interest-bearing deposits with banks resulted from higher levels of client deposits during the third quarter and first nine months of 2015 compared to the same periods in 2014, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
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
The deposits with central banks are also included in our total consolidated assets, and higher deposit levels impact our regulatory leverage ratios. We have been engaging in discussions with clients regarding deposit levels and during the third quarter of 2015 we took action to better balance our clients' cash management needs with our economic and regulatory objectives. These efforts resulted in a reduction in client deposits from June 30, 2015, mainly occurring toward the end of the third quarter of 2015. Client deposit levels at September 30, 2015 of $186 billion decreased $44 billion from $231 billion at June 30, 2015, and average third quarter 2015 client deposits of $137 billion decreased $2 billion from $139 billion at the second quarter of 2015. Were global interest rates to increase, we would expect to see further decreases in client deposits; however, in general, we continue to anticipate higher levels of client deposits, irrespective of the interest rate environment, during periods of market stress.
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
We recorded aggregate discount accretion in interest revenue of $75 million in the first nine months of 2015 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue of $2.10 billion (including $75 million in the first nine months of 2015, $119 million for the twelve months ended December 31, 2014, $137 million for the twelve months ended December 31, 2013, $215 million for the twelve months ended December 31, 2012, $220 million for the twelve months ended December 31, 2011, $712 million for the twelve months ended December 31, 2010 and $621 million for the twelve months ended December 31, 2009). The timing and ultimate recognition of any applicable discount accretion depends, in part, on factors that are outside of our control, including anticipated prepayment speeds and credit quality. The impact of these factors is uncertain and can be significantly influenced by general economic and financial market conditions. The timing and recognition of any applicable discount accretion can also be influenced by our ongoing management of the risks and other characteristics associated with our investment securities portfolio, including sales of securities which would otherwise generate interest revenue through accretion.
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

investment portfolio as of September 30, 2015 to generate discount accretion in future periods of approximately $233 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $73.47 billion and $74.83 billion, for the third quarter and first nine months of 2015, respectively, compared to $63.16 billion and $50.15 billion, respectively, for the same periods of 2014. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and due to the continued elevated levels of client deposits and our investment of the excess deposits with central banks.
While the actions taken in the third quarter of 2015 have reduced levels of client deposits, we expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.
 Average investment securities decreased to $100.18 billion, and $107.22 billion, for the third quarter and first nine months of 2015, respectively, compared to $117.62 billion and $117.68 billion, for the same periods of 2014, as we continue to optimize our balance sheet in light of the evolving regulatory environment. Detail with respect to our investment securities portfolio as of September 30, 2015 and December 31, 2014 is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Average loans and leases increased to $17.61 billion and $17.71 billion, for the third quarter and first nine months of 2015, respectively, compared to $16.00 billion and $15.23 billion, for the same periods of 2014. The increase was mainly related to mutual fund lending and our continued investment in senior secured bank loans. Mutual fund lending and senior secured bank loans averaged approximately $12.63 billion and $12.73 billion, respectively, for the third quarter and first nine months of 2015, compared to $10.62 billion and $9.96 billion, for the same periods of 2014.
Average loans and leases also include short-duration advances.

TABLE 13: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended September 30,
(In millions)	2015	2014
Average U.S. short-duration advances	$2,226	$2,372
Average non-U.S. short-duration advances	1,325	1,468
Average total short-duration advances	$3,551	$3,840
Average short-duration advances to average loans and leases	20%	24%

	Nine Months Ended September 30,
(In millions)	2015	2014
Average U.S. short-duration advances	$2,284	$2,264
Average non-U.S. short-duration advances	1,432	1,463
Average total short-duration advances	$3,716	$3,727
Average short-duration advances to average loans and leases	21%	24%
The decline in the proportion of the average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Although average short-duration advances decreased for the third quarter of 2015 and remained relatively flat for the first nine months of 2015 compared to the third quarter and first nine months of 2014, respectively, such average short-duration advances provided by us remained low relative to historical levels, primarily the result of higher levels of liquidity, including excess deposits, held by our clients.
Average other interest-earning assets increased to $24.00 billion and $22.73 billion, for the third quarter and first nine months of 2015, respectively, from $17.00 billion and $15.14 billion, for the third quarter and first nine months of 2014, respectively. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 11% of our average total interest-earning assets for both the third quarter and first nine months of 2015, compared to approximately 7% of our average total interest-earning assets for both the third quarter and first nine months of 2014, as this business continued to grow. While the enhanced custody business, our principal securities lending service for custody clients. supports our overall profitability by generating securities finance revenue, it puts downward pressure on our net interest margin, as interest income on the receivable associated with the cash collateral we provide is earned at a lower rate compared to our investment securities portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Aggregate average interest-bearing deposits decreased to $137.33 billion from $138.90 billion for the third quarter and increased to $136.83 billion from $127.51 billion in the first nine months of 2015, as compared to the same periods of 2014. The higher levels for the first nine months of 2015 were primarily the result of increases in both U.S. and non-U.S. transaction accounts and time deposits. Future transaction account levels will be influenced by the underlying asset servicing business, client deposit behavior in reaction to management actions taken in the third quarter to reduce deposits, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $3.79 billion from $4.38 billion for the third quarter and increased to $4.21 billion from $4.10 billion in the first nine months of 2015 as compared to the same periods of 2014. The increase for the first nine months of 2015 was the result of a higher level of client demand for our commercial paper. The third quarter decline is a result of State Street's plans to phase-out its commercial paper program by July 1, 2016, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. In the third quarter of 2014 we had no interest expense on short-term borrowings as compared to the third quarter of 2015, when interest rates paid increased to 0.2%. Interest rates paid in the first nine months of 2015 increased to 0.2% from 0.1% for the same period in 2014. The increase over both periods resulted from a reclassification of certain derivative contracts in 2014 that hedge our interest-rate risk on certain assets and liabilities.
Average long-term debt increased to $10.53 billion and $9.81 billion, for the third quarter and first nine months of 2015, respectively, from $9.02 billion and $9.34 billion, respectively, for the same periods of 2014. The increase primarily reflected the issuance of $1.0 billion of senior debt issued in December 2014 and $3.0 billion of senior debt issued in August 2015 which was offset by a $900 million extendible note called at the end of February 2015, the maturities of $500 million of senior debt in May 2014 and $250 million of senior debt in March 2014.
 Average other interest-bearing liabilities decreased to $4.46 billion and $6.84 billion, for the third quarter and first nine months of 2015, respectively, from $7.39 billion and $7.24 billion, respectively, for the same periods of 2014, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
Several factors could affect future levels of our net interest revenue and margin, including the mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; the effectiveness of our efforts to reduce excess client deposits; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; the yields earned on securities purchased compared to the yields earned on securities sold or matured; and changes in our enhanced custody business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 14: INVESTMENT SECURITIES GAINS (LOSSES), NET
	Quarters Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net realized gains (losses) from sales of available-for-sale securities	$(2)	$—	$(5)	$15
Net impairment losses:
Gross losses from other-than-temporary impairment	—	—	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	—	—	(10)
Net impairment losses(1)	—	—	(1)	(11)
Gains (losses) related to investment securities, net	$(2)	$—	$(6)	$4

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$—	$—	$(10)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—	—	—
Impairment associated with adverse changes in timing of expected future cash flows	—	—	(1)	(1)
Net impairment losses	$—	$—	$(1)	$(11)

From time to time, in connection with our ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, to optimize our balance sheet for regulatory changes, or for other reasons. In the first nine months of 2015, we sold approximately $12.42 billion of such investment securities, compared to approximately $8.20 billion in the first nine months of 2014. We recorded $5 million of net realized losses and $15 million of net realized gains in the first nine months of 2015 and 2014, respectively, as presented in the preceding table.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $5 million and $11 million in the third quarter and first nine months of 2015, respectively, compared to $2 million and $6 million, in the same periods in 2014. The provisions in both periods of 2014 and 2015 were recorded as a result of our exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market. Increases in the provisions in the year-to-date comparison reflected growth of our senior secured loan portfolio. Additional information about these senior secured bank loans is provided under “Financial Condition - Loans and Leases” in this Management's Discussion and Analysis and in note 4 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES

TABLE 15: EXPENSES
	Quarters Ended September 30,
(Dollars in millions)	2015	2014	% Change
Compensation and employee benefits	$1,051	$953	10%
Information systems and communications	265	242	10
Transaction processing services	201	199	1
Occupancy	110	119	(8)
Acquisition costs	7	12	(42)
Restructuring charges, net	3	8	(63)
Other:
Professional services	136	97	40
Amortization of other intangible assets	48	54	(11)
Securities processing costs	40	8	400
Regulatory fees and assessments	31	17	82
Other	70	183	(62)
Total other	325	359	(9)
Total expenses	$1,962	$1,892	4
Number of employees at quarter-end	31,860	29,510

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Compensation and employee benefits	$3,122	$3,088	1%
Information systems and communications	761	730	4
Transaction processing services	599	583	3
Occupancy	332	348	(5)
Acquisition costs	15	48	(69)
Restructuring charges, net	4	33	(88)
Other:
Professional services	368	318	16
Amortization of other intangible assets	147	162	(9)
Securities processing costs	75	39	92
Regulatory fees and assessments	90	55	64
Other	680	366	86
Total other	1,360	940	45
Total expenses	$6,193	$5,770	7
Total expenses increased 4% and 7% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Total expenses in the third quarter of 2015 and first nine months of 2015 benefited from the stronger U.S. dollar by approximately $63 million and $200 million respectively, compared to same periods in 2014.
Compensation and employee benefits expenses increased by 10% and 1% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. These increases were primarily driven by $75 million of pre-tax severance costs in the third quarter of 2015 related to targeted staff reductions.
Other expenses decreased 9% and increased 45% in the third quarter and first nine months of 2015,

respectively, compared to the same periods in 2014. The increase in the first nine months of 2015 was primarily due to a first quarter 2015 legal accrual of $150 million and a second quarter 2015 legal accrual of $250 million, each in connection with our indirect foreign exchange business. In addition, higher levels of regulatory fees and assessments also contributed to the increases. The decrease in the third quarter of 2015 was primarily due to a third-quarter 2015 gain of $41 million related to a recovery from certain Lehman Brothers claims, as compared to the same period in 2014. The legal accrual is further discussed under "Legal and Regulatory Matters" in note 8 to the consolidated financial statements included in this Form 10-Q.
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
Acquisition Costs
In the third quarter and first nine months of 2015, we recorded acquisition costs of $7 million and $15 million, respectively, compared to $12 million and$48 million, in the same periods in 2014. These amounts related to previously disclosed acquisitions.
Restructuring Charges
In the third quarter of 2015, we recorded $3 million net restructuring charges compared to $8 million in the same period of 2014. In the first nine months of 2015, we recorded net restructuring charges of $4 million compared to $33 million in the same period in 2014. The amounts recorded in the third quarter of 2015 mainly related to our recently completed Business Operations and Information Technology Transformation program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense was $68 million in the third quarter of 2015 compared to $128 million in the third quarter of 2014. In the first nine months of 2015 and 2014, income tax expense was $219 million and $344 million, respectively. The decrease in tax expense was primarily due to the effects of legal accruals of $400 million recorded in 2015. Our effective tax rate for the first nine months of 2015 was 13.4% compared to 18.2% in the same period of 2014. The first nine months of 2015 included effects of the approval of a tax refund for prior years and the reduction of $59 million for an Italian deferred tax liability, partially offset by a change in New York tax law.
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

“Other” for the third quarter and first nine months of 2015 included net costs of $85 million and $93 million, respectively, composed of the following -

•	Net acquisition and restructuring costs of $10 million and $19 million, respectively; and

•	Net severance costs of $75 million and $74 million, respectively.
“Other” for the third quarter and first nine months of 2014 included costs of $14 million and $157 million, respectively, composed of the following -

•	Severance costs credits of $2 million associated with prior accruals for staff reductions and net severance costs of $74 million associated with staff reductions, respectively;

•	Net acquisition and restructuring costs of $20 million and $81 million, respectively; and

•	Credits to provisions for litigation exposure and other cost of $4 million in the third quarter of 2014.

•	Provisions for legal contingencies of $2 million in the first nine months of 2014.
Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses reflected in line-of-business results for 2015.

Investment Servicing

TABLE 16: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change	2015	2014	% Change
Servicing fees	$1,294	$1,302	(1)%	$3,892	$3,828	2%
Trading services	283	266	6	869	756	15
Securities finance	113	99	14	369	331	11
Processing fees and other	131	25	424	212	122	74
Total fee revenue	1,821	1,692	8	5,342	5,037	6
Net interest revenue	514	566	(9)	1,593	1,675	(5)
Gains (losses) related to investment securities, net	(2)	—	—	(6)	4	(250)
Total revenue	2,333	2,258	3	6,929	6,716	3
Provision for loan losses	5	2	150	11	6	83
Total expenses	1,673	1,642	2	5,389	4,907	10
Income before income tax expense	$655	$614	7	$1,529	$1,803	(15)
Pre-tax margin	28%	27%		22%	27%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total revenue in the third quarter and first nine months of 2015 for our Investment Servicing line of business, presented in Table 16: Investment Servicing Line of Business Results, both increased 3% compared to the same periods in 2014. Total fee revenue increased 8% and 6%, respectively, compared to the same periods in 2014.
Servicing fees decreased 1% in the third quarter of 2015 compared to the third quarter in 2014 due primarily to the impact of the stronger U.S. dollar partially offset by positive revenue impact of net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced). Servicing fees for the first nine months of 2015 increased 2% compared to the first nine months in 2014 primarily from the positive revenue impact of net new business partially offset by the impact of the stronger U.S. dollar.
Trading services revenue increased 6% and 15%, respectively, in the third quarter and first nine months of 2015, compared to the same periods in 2014. The increases primarily resulted from a continued trend of strong client volumes and higher market making revenues driven in part from higher foreign exchange volatility. The increase in the first nine months of 2015 compared to the first nine months of 2014 was also the result of higher volumes in the electronic FX platforms as FX volatility increased in 2015 from 2014.
Securities finance revenue increased 14% and 11%, respectively, in the third quarter and first nine months of 2015, compared to the same periods in 2014. The increase in these periods primarily resulted from new business in our enhanced custody business.
Processing fees and other revenue increased 424% and 74%, respectively, in the third quarter and first nine months of 2015, compared to the same periods in 2014, primarily resulting from an $83 million pre-tax gain on the sale of commercial real estate acquired as a result of the Lehman Brothers bankruptcy.

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
Net interest revenue decreased 9% and 5%, respectively, in the third quarter and first nine months of 2015, compared to the same periods in 2014. The decrease was generally the result of lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets and lower translation of revenue to U.S. dollars from foreign assets due to changes in foreign exchange rates, partially offset by the benefit of higher levels of interest-earning assets and lower rates on interest paid. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses increased 2% and 10%, respectively, in the third quarter and first nine months of 2015, compared to the same periods in 2014. The increase in the third quarter of 2015 compared to the third quarter of 2014 resulted from higher regulatory and compliance costs and increases in compensation and employee benefits due to additional staffing to support new business and regulatory initiatives. The increase in the first nine months of 2015 compared to the first nine months of 2014 primarily resulted from other expenses for a legal accrual recorded in connection with our indirect foreign exchange client activities, higher regulatory and compliance costs, increases in compensation and employee benefits due to additional staffing to support new business and regulatory initiatives, and transaction processing services. Both comparisons were partially offset by the impact of the strong U.S. dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

TABLE 17: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2015	2014	% Change	2015	2014	% Change
Management fees	$287	$316	(9)%	$892	$908	(2)%
Trading services	11	12	(8)	30	35	(14)
Processing fees and other	(11)	(8)	nm	(14)	(5)	nm
Total fee revenue	287	320	(10)	908	938	(3)
Net interest revenue	(1)	4	(125)	1	11	(91)
Total revenue	286	324	(12)	909	949	(4)
Total expenses	204	236	(14)	711	706	1
Income before income tax expense	$82	$88	(7)	$198	$243	(19)
Pre-tax margin	29%	27%		22%	26%

nm - not meaningful
Total revenue for our Investment Management line of business, presented in Table 17: Investment Management Line of Business Results, decreased 12% and 4%, respectively, in the third quarter and first nine months of 2015 compared to the same periods in 2014. Total fee revenue decreased 10% and 3%, respectively, compared to the same periods in 2014.
Management fees decreased 9% and 2%, respectively, in the third quarter and first nine months of 2015 compared to the same periods in 2014. The decrease in the third quarter of 2015 compared to the third quarter in 2014 resulted from weaker international equity markets, net outflows, lower performance fees and the impact of the stronger U.S. dollar. The decrease in the first nine months of 2015 compared to the first nine months of 2014 resulted from the impact of the strong U.S. dollar and lower performance fees partially offset by net new business and stronger domestic equity markets.
Trading services revenue declined 8% and 14%, respectively, in the third quarter and first nine months of 2015 compared to the same periods in 2014. The decreases in both periods were mainly related to favorable mark to market on seed capital in the second quarter of 2014, as well as lower distribution fees associated with the SPDR® Gold ETF, which resulted from net outflows and a lower average gold price during the period.
Management fees for the Investment Management business line are consistent with the respective consolidated results. Refer to “Management Fees” in “Total Revenue” in this Management's Discussion and Analysis for a more in-depth discussion. A discussion of trading services revenue is provided under “Trading Services” in “Total Revenue.”
Total expenses decreased 14% in the third quarter of 2015 compared to the third quarter of 2014 due primarily to recoveries associated with Lehman Brothers-related assets recorded in 2015 and impact of the strong U.S. dollar partially offset by higher regulatory and compliance costs. Total expenses increased 1% for the first nine months of 2015 compared to the first nine months in 2014 resulting from higher transaction processing services and increases in regulatory and compliance costs partially offset by recoveries associated with Lehman Brothers-related assets recorded in 2015 and the impact of the strong U.S. dollar.

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
Deposits and other liabilities resulting from client initiated transactions are invested in assets that generally have contractual maturities significantly longer than our liabilities; however, we evaluate the operational nature of our deposits and seek to maintain appropriate short-term liquidity of those liabilities that are not operational in nature and maintain longer-termed assets for our operational deposits. Our assets consist primarily of securities held in our available-for-sale or held-to-maturity

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

portfolios and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.
TABLE 18: AVERAGE STATEMENT OF CONDITION(1)

Nine Months Ended September 30,	2015	2014
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$74,830	$50,153
Securities purchased under resale agreements	3,325	4,717
Trading account assets	1,234	947
Investment securities	107,216	117,681
Loans and leases	17,711	15,227
Other interest-earning assets	22,731	15,138
Average total interest-earning assets	227,047	203,863
Cash and due from banks	2,577	4,719
Other noninterest-earning assets	28,343	24,049
Average total assets	$257,967	$232,631
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$31,479	$19,016
Non-U.S.	105,347	108,492
Total interest-bearing deposits	136,826	127,508
Securities sold under repurchase agreements	9,576	8,763
Federal funds purchased	21	19
Other short-term borrowings	4,211	4,096
Long-term debt	9,809	9,340
Other interest-bearing liabilities	6,835	7,237
Average total interest-bearing liabilities	167,278	156,963
Noninterest-bearing deposits	54,153	42,387
Other noninterest-bearing liabilities	15,080	12,031
Preferred shareholders’ equity	2,322	1,065
Common shareholders’ equity	19,134	20,185
Average total liabilities and shareholders’ equity	$257,967	$232,631

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2015	December 31, 2014
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$13,354	$10,655
Mortgage-backed securities	18,829	20,714
Asset-backed securities:
Student loans(1)	7,644	12,460
Credit cards	1,504	3,053
Sub-prime	458	951
Other	1,955	4,145
Total asset-backed securities	11,561	20,609
Non-U.S. debt securities:
Mortgage-backed securities	7,916	9,606
Asset-backed securities	3,198	3,226
Government securities	3,711	3,909
Other	5,002	5,428
Total non-U.S. debt securities	19,827	22,169
State and political subdivisions	9,974	10,820
Collateralized mortgage obligations	3,299	5,339
Other U.S. debt securities	2,907	4,109
U.S. equity securities	37	39
Non-U.S. equity securities	3	2
U.S. money-market mutual funds	298	449
Non-U.S. money-market mutual funds	8	8
Total	$80,097	$94,913

Held to Maturity:
U.S. Treasury and federal agencies:
Direct obligations	$7,931	$5,114
Mortgage-backed securities	46	62
Asset-backed securities:
Student loans(1)	1,642	1,814
Credit cards	897	897
Other	404	577
Total asset-backed securities	2,943	3,288
Non-U.S. debt securities:
Mortgage-backed securities	2,705	3,787
Asset-backed securities	1,747	2,868
Government securities	236	154
Other	67	72
Total non-U.S. debt securities	4,755	6,881
State and political subdivisions	2	9
Collateralized mortgage obligations	1,786	2,369
Total	$17,463	$17,723

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
Approximately 92% of the carrying value of the portfolio rated “AAA” or “AA” as of September 30, 2015 and 90% as of December 31, 2014.

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2015	December 31, 2014
AAA(1)	79%	73%
AA	13	17
A	5	6
BBB	2	2
Below BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2015, the investment portfolio of 14,316 securities was diversified with respect to asset class. Approximately 55% of the aggregate carrying value of the portfolio as of that date was composed of mortgage-backed and asset-backed securities, compared to 64% as of December 31, 2014. The asset-backed securities portfolio, of which approximately 93% and 96% of the carrying value as of September 30, 2015 and December 31, 2014, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of September 30, 2015, we held approximately $2.35 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $57 million, composed of gross unrealized gains of $59 million and gross unrealized losses of $2 million. Comparatively, as of December 31, 2014, we held approximately $4.54 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $97 million composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

effect on our consolidated results of operations in the period in which such a divestiture occurs or on our consolidated financial condition.
The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which complies with the final Volcker rule regulations as currently in effect. Such compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
Non-U.S. Debt Securities
Approximately 25% of the aggregate carrying value of our investment securities portfolio was composed of non-U.S. debt securities as of September 30, 2015 compared to approximately 26% as of December 31, 2014.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	September 30, 2015	December 31, 2014
Available for Sale:
United Kingdom	$6,129	$6,925
Australia	2,335	3,401
Canada	2,480	2,711
Netherlands	2,254	3,219
France	1,057	1,407
South Korea	846	920
Japan	859	860
Germany	1,006	810
Norway	555	438
Italy	384	464
Finland	281	513
Sweden	126	103
Belgium	111	120
Other(1)	322	278
Total	$18,745	$22,169
Held to Maturity:
United Kingdom	$1,383	$1,779
Australia	1,037	1,712
Germany	1,034	1,651
Netherlands	818	1,128
Singapore	—	154
Spain	113	155
Italy	64	79
Ireland	60	68
Other(2)	122	155
Total	$4,631	$6,881

(1) Included approximately $222 million and $66 million as of September 30, 2015 and December 31, 2014, respectively, related to Portugal, Ireland and Spain, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $32 million and $36 million as of September 30, 2015 and December 31, 2014, respectively, of securities related to Portugal, all of which were mortgage-backed securities.

Approximately 90% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2015 and December 31, 2014, respectively. The majority of these securities comprise senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2015 and December 31, 2014, approximately 72% and 74%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of September 30, 2015, these non-U.S. debt securities had an average market-to-book ratio of 100.8%, and an aggregate pre-tax net unrealized gain of approximately $205 million, composed of gross unrealized gains of $267 million and gross unrealized losses of $62 million. These unrealized amounts included a pre-tax net unrealized gain of $110 million, composed of gross unrealized gains of $138 million and gross unrealized losses of $28 million, associated with non-U.S. debt securities available for sale.
As of September 30, 2015, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of September 30, 2015 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Municipal Obligations
We carried approximately $9.97 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2015 as shown in Table 19: Carrying Values of Investment Securities. Substantially all of these securities were classified as available for sale, with the remainder classified as held to maturity. As of the same date, we also provided approximately $8.66 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2015
State of Issuer:
Texas	$1,262	$1,723	$2,985	16%
California	444	2,027	2,471	13
New York	816	1,147	1,963	11
Massachusetts	927	839	1,766	9
Illinois	324	551	875	5
Maryland	454	416	870	5
Total	$4,227	$6,703	$10,930

December 31, 2014
State of Issuer:
Texas	$1,326	$1,405	$2,731	15%
California	458	1,837	2,295	12
New York	920	996	1,916	10
Massachusetts	989	847	1,836	10
Maryland	446	416	862	5
Total	$4,139	$5,501	$9,640

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.64 billion and $18.44 billion across our businesses as of September 30, 2015 and December 31, 2014, respectively.
(2) Includes municipal loans which are also presented within table 24.

Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 88% of the obligors rated “AAA” or “AA” as of September 30, 2015. As of that date, approximately 56% and 41% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

The decrease in the net unrealized gain position as of September 30, 2015 from December 31, 2014, presented in Table 23: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to widening spreads.

TABLE 23: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	September 30, 2015			December 31, 2014
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$79,415	$682	$80,097	$94,108	$805	$94,913
Held to maturity(1)	17,463	73	17,536	17,723	119	17,842
Total investment securities	$96,878	$755	$97,633	$111,831	$924	$112,755
Net after-tax unrealized gain (loss)		$453			$554

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
In the aggregate, we recorded net losses from other-than-temporary impairment of $1 million in the first nine months of 2015 compared to losses of $11 million in the first nine months of 2014. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $571 million as of September 30, 2015 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to other-than-temporary impairments, net impairment losses and gross unrealized losses is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Given our U.S. mortgage-backed securities exposure, our assessment of other-than-temporary impairment relies, in part, on our estimates of trends in the U.S. housing market in addition to trends in unemployment rates, interest rates and the timing of defaults. Overall, our evaluation of other-than-temporary impairment as of September 30, 2015 continued to include an expectation of a U.S. housing recovery characterized by relatively modest growth in national housing prices over the next few years. The potential for other-than-temporary impairment of our investment securities portfolio continues to be sensitive to our estimates of future cumulative losses. However, given our positive outlook for U.S. national housing prices, our sensitivity analysis indicated, as of September 30, 2015, that our investment securities portfolio was less exposed to the U.S. housing market outlook relative to other factors, including unemployment rates, interest rates and timing of default. The timing of default may affect, among other things, the timing of cash flows or the credit quality associated with the mortgages collateralizing certain of our residential mortgage-backed securities which, accordingly, could result in the recognition of additional other-than-temporary impairment in future periods.
Our evaluation of potential other-than-temporary impairment of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 3% and 17%. Our evaluation of other-than-temporary impairment in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.
In addition, we perform stress testing and sensitivity analyses in order to assess the impact of more severe assumptions on potential other-than-temporary impairment. For example, based on our stress testing and sensitivity analyses, we estimate, using relevant information as of September 30, 2015 and assuming that all other factors remain constant, that in more stressful scenarios in which unemployment, gross domestic product and housing prices deteriorate over the relevant periods more than we expected for Spain, Italy, Ireland and Portugal as of September 30, 2015, other-than-temporary impairment could increase by a range of approximately zero to $20 million. This sensitivity estimate is based on a number of factors. To the extent that such factors differ significantly from management's current expectations, resulting loss estimates may differ materially from those stated. For information about the review of securities for impairment, refer to pages 73 to 75 in the 2014 Form 10-K.
Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	September 30, 2015	December 31, 2014
Institutional:
U.S.	$15,639	$14,908
Non-U.S.	3,377	3,263
Commercial real estate:
U.S.	51	28
Total loans and leases	$19,067	$18,199
The increase in loans in the institutional segment as of September 30, 2015 as compared to December 31, 2014 was primarily driven by higher levels of short-duration advances and increased investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans.
Short-duration advances to our clients included in the institutional segment were $4.56 billion and $3.54 billion as of September 30, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

support of their transaction flows associated with securities settlement activities.
As of September 30, 2015 and December 31, 2014, our investment in senior secured bank loans totaled approximately $2.93 billion and $2.07 billion, respectively. In addition, we had binding unfunded commitments as of September 30, 2015 and December 31, 2014 of $178 million and $337 million, respectively, to participate in such syndications.
These senior secured bank loans, which we have rated “speculative” under our internal risk-rating framework (refer to note 4 to the consolidated financial statements included this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 94% of the loans rated “BB” or “B” as of September 30, 2015, compared to 95% as of December 31, 2014. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of September 30, 2015 and December 31, 2014, our allowance for loan losses included approximately $37 million and $26 million, respectively, related to these senior secured bank loans. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.
As of September 30, 2015 and December 31, 2014, unearned income deducted from our investment in leveraged lease financing was $103 million and $109 million, respectively, for U.S. leases and $238 million and $261 million, respectively, for non-U.S. leases.
The commercial real estate, or CRE, loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
As of both September 30, 2015 and December 31, 2014 no CRE loans were modified in troubled debt restructurings. No loans were modified in troubled debt restructurings in 2015 or in 2014.

TABLE 25: ALLOWANCE FOR LOAN LOSSES
	Nine Months Ended September 30,
	2015	2014
(In millions)
Allowance for loan losses:
Beginning balance	$37	$28
Provision for loan losses:
Institutional	11	6
Ending balance	$48	$34
The provision of $11 million recorded in the first nine months of 2015 was associated with our exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market.
As of September 30, 2015, approximately $37 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial and financial loans in the institutional segment.
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
We place deposits with non-U.S. counterparties that have strong internal State Street risk ratings. Counterparties are approved and monitored by our Country Risk Committee. This process includes financial analysis of non-U.S. counterparties and the use of an internal risk-rating system. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. We also utilize risk mitigation and other facilities that may reduce our exposure through the use of cash collateral and/or balance sheet netting where we deem appropriate. In addition, the Country Risk Committee performs country-risk analyses and monitors limits on country exposure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The total cross-border outstandings presented in Table 26: Cross-Border Outstandings represented approximately 20% and 17% of our consolidated total assets as of September 30, 2015 and December 31, 2014, respectively.

TABLE 26: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2015
United Kingdom	$18,964	$2,137	$21,101
Germany	6,647	577	7,224
Japan	8,107	43	8,150
Australia	5,067	666	5,733
Canada	2,856	1,211	4,067
Netherlands	3,208	267	3,475
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2015 and December 31, 2014, we had no cross-border exposure to Greece and there were no countries, with the exception of France, whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated total assets.

TABLE 27: CROSS-BORDER OUTSTANDINGS (SPAIN, ITALY, IRELAND AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2015
Ireland	$376	$793	$1,169
Italy	721	1	722
Spain	280	41	321
Portugal	58	—	58
December 31, 2014
Ireland	$510	$1,253	$1,763
Italy	907	11	918
Spain	155	71	226
Portugal	69	—	69
The aggregate cross-border exposures presented in Table 27: Cross-Border Outstandings (Spain, Italy, Ireland and Portugal), consisted primarily of interest-bearing deposits, investment securities, loans, including short-duration advances, and foreign exchange contracts. We did not record any provisions for loan losses with respect to any of our exposure in these countries as of September 30, 2015 and December 31, 2014.
Our aggregate exposure to Spain, Italy, Ireland and Portugal as of September 30, 2015 did not include any direct sovereign debt exposure to any of these countries. Our indirect exposure to these countries totaled approximately $875 million of auto-loans, mortgage- and asset-backed securities composed of $280 million in Spain, $447 million in Italy, $89 million in Ireland and $59 million in Portugal as of September 30, 2015. These securities had an aggregate pre-tax net unrealized gain of approximately $80 million, composed of gross unrealized gains of $82 million and gross unrealized losses of $2 million as of September 30, 2015. We recorded no other-than-temporary impairment on these mortgage- and asset-backed securities in our consolidated statement of income in either the first nine months of 2015 or 2014.
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
Risk Management
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest-rate risk;

•	model risk; and

•	reputational, fiduciary and business conduct risk.
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in our 2014 Form 10-K.
The scope of our business requires that we balance these risks with a comprehensive and well-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

integrated risk management function. The identification, assessment, monitoring, mitigation and reporting of risks are essential to our financial performance and successful management of our businesses. These risks, if not effectively managed, can result in losses to State Street as well as erosion of our capital and damage to our reputation. Our approach, including board and senior management oversight and a system of policies, procedures, limits, risk measurement and monitoring and internal controls, allows for an assessment of risks within a framework for evaluating opportunities for the prudent use of capital that appropriately balances risk and return. For additional information on our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 78 to 83 in the 2014 Form 10-K.
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

On October 30, 2015, the Federal Reserve released its proposed total loss-absorbing capacity (TLAC) and external long term debt (ELTD) requirements for U.S. domiciled G-SIBs, like State Street. If adopted as proposed, the rule would, among other things (1) require us to hold qualifying equity and long-term debt in the amount equal to the greater of 21.5% of total risk-weighted assets (using the capital conservation buffer of 2.5% and an estimated GSIB method 1 surcharge of 1%) and 9.5% of total leverage exposure, as defined by the supplementary leverage ratio, or SLR, final rule and (2) require that we hold qualifying external long-term debt equal to the greater of 7.5% of risk weighted assets (using an estimated GSIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule. The risk-based requirements, if adopted as proposed, will be phased-in starting in 2019 through 2022.  The proposed leverage requirements would be effective in 2019.
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of September 30, 2015, the value of parent company's net liquid assets totaled $6.75 billion, compared with $6.03 billion as of December 31, 2014. As of September 30, 2015, our parent company and State Street Bank have approximately $1.0 billion and $601 million, respectively, of senior and subordinated notes outstanding that will mature in the next twelve months.
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
Beginning in January 2015, State Street was required to report its LCR to the Federal Reserve. As of September 30, 2015, our LCR was in excess of 100%.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, are estimated to be $104.84 billion and $115.58 billion as of September 30, 2015 and December 31, 2014, respectively.

TABLE 28: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	September 30, 2015	December 31, 2014
Excess Central Bank Balances	$60,583	$85,176
U.S. Treasuries	15,716	10,308
Other Investment securities	25,191	16,545
Foreign government	3,354	3,554
Total	$104,844	$115,583

With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of September 30, 2015, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $60.58 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $85.18 billion as of December 31, 2014. The increase in investment securities as of September 30, 2015 compared to December 31, 2014, presented in the table, was mainly associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2015 and December 31, 2014, we had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $30.15 billion as of September 30, 2015, compared to $60.10 billion as of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2014. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $22.28 billion and $24.43 billion as of September 30, 2015 and December 31, 2014, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2015, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

TABLE 29: CLIENT DEPOSITS
			Average Balance
	September 30,		Quarters Ended September 30,
(In millions)	2015	2014	2015	2014
Client deposits(1)	$168,757	$200,098	$178,313	$164,706

(1) Balance as of September 30, 2015 and September 30, 2014 excluded term wholesale certificates of deposit, or CDs, of $17.61 billion and $7.87 billion, respectively; average balances for the nine months ended September 30, 2015 and September 30, 2014 excluded average CDs of $12.67 billion and $5.19 billion, respectively.
Short-Term Funding
Our corporate commercial paper program, under which we can issue up to $3.0 billion of commercial paper with original maturities of up to 270 days from the date of issuance, had $1.06 billion and $2.48 billion of commercial paper outstanding as of September 30, 2015 and December 31, 2014, respectively. State Street plans to phase-out its commercial paper program by July 1, 2016, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $7.76 billion and $8.93 billion as of September 30, 2015 and December 31, 2014, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $800 million, or approximately $597 million as of September 30, 2015, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2015, there was no balance outstanding on this line of credit.
Long-Term Funding
As of September 30, 2015, State Street Bank had Board of Directors, or Board, authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of September 30, 2015, $5 billion was available for issuance pursuant to this authority. As of September 30, 2015, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called as of September 30, 2015 and December 31, 2014 by counterparties in the event of a one-notch or two-notch downgrade in our credit ratings was $10 million and $19 million, respectively. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
On November 2, 2015, Standard & Poor's Rating Service (S&P) placed the long-term credit ratings for the parent company and the non-deferrable subordinated debt credit rating for State Street Bank on CreditWatch with negative implications. This action followed the Federal Reserve's October 30, 2015 release of its proposed TLAC and ELTD requirements for U.S. domiciled G-SIBs, like State Street, and took similar actions with respect to other U.S. domiciled G-SIBs.
S&P's credit ratings and related determinations are assessments by a third party rating agency and are noted in this Form 10-Q solely for purposes of disclosing changes in such third party ratings and related determinations. Such ratings and related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

determinations are based on factors that are not transparent to State Street and consequently, State Street cannot assess the accuracy or predicative quality of the assumptions or evaluate methods employed by S&P.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2015, the notional amount of these derivative contracts was $1.39 trillion, of which $1.36 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We experienced one back-testing exception for the first nine months of 2015, which occurred in the third quarter. The trading P&L that day exceeded the VaR based on the prior days closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, which depreciation can be attributed to a decision and related statements by the Federal Reserve’s Federal Open Market Committee to hold interest rates at current levels. We experienced no back-testing exceptions for the full-year of 2014. For additional information on our validation and back-testing, see pages 99 to 101 in the 2014 Form 10-K.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the first nine months ended September 30, 2015 and the first nine months ended September 30, 2014, and as of September 30, 2015 and December 31, 2014, as measured by our VaR methodology. A covered position is generally defined by U.S. banking regulators as an on- or off-balance sheet position associated with the organization's trading activities that is free of any restrictions on its tradability, but does not include intangible assets, certain credit derivatives recognized as guarantees and certain equity positions not publicly traded. All FX and commodity positions are considered covered positions, regardless of the accounting treatment they receive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			As of September 30, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$5,439	$17,649	$3,245	$6,475	$12,327	$2,273	$3,864	$4,566
Global Treasury	1,789	5,273	842	47	62	12	857	4,759
Total VaR	$6,056	$16,700	$3,531	$6,455	$12,283	$2,262	$3,676	$8,281

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			As of September 30, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$38,224	$65,860	$20,601	$33,168	$64,510	$15,625	$41,468	$30,255
Global Treasury	30,518	47,929	20,711	162	572	41	20,711	39,050
Total Stressed VaR	$64,714	$95,692	$36,956	$33,112	$64,409	$15,495	$61,981	$58,945
The nine month average of our stressed VaR-based measure was approximately $65 million for the period ended September 30, 2015, compared to a nine month average of approximately $33 million for the period ended September 30, 2014.
The increase in the nine month average of our stressed VaR-based measure for the period ended September 30, 2015, compared to the period ended September 30, 2014, was primarily the result of an extension of the tenor of FX swaps used by Global Treasury designed to improve our liquidity position. Although the FX swaps are not considered part of our trading activity, all FX activity (trading or banking) generates market risk captured under Basel rules. The tenor extension gives rise to additional market risk in our stressed VaR calculation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2015 and December 31, 2014. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$2,894	$3,474	$74	$5,584	$3,230	$349
Global Treasury	323	927	—	—	4,759	—
Total VaR	$2,885	$2,959	$74	$5,584	$5,892	$349

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$11,985	$36,535	$99	$8,305	$39,220	$468
Global Treasury	500	20,634	—	—	39,050	—
Total Stressed VaR	$11,445	$54,050	$99	$8,305	$62,923	$468

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
The decline in the total 10-day VaR based measure at September 30, 2015, as compared to December 31, 2014, is the result of a small decline in exposure that arose from the tenor extension strategy initiated by Global Treasury late last year.
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
The following table presents the estimated exposure of our NIR for the next twelve months, calculated as of the dates indicated, due to an immediate and gradual +/-100-basis-point shift to our internal forecast of global interest rates. We manage our NIR sensitivity to limit declines to 15% or less from baseline NIR. Estimated exposures presented

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

below are dependent on management's assumptions, and do not reflect any additional actions management may undertake in order to mitigate some of the adverse effects of changes in interest rates on our financial performance.

TABLE 34: NIR ESTIMATED EXPOSURE
	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	September 30, 2015		December 31, 2014
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$574	26.9%	$384	16.6%
–100 bps shock	(211)	(9.9)	(328)	(14.2)
+100 bps ramp	263	12.3	149	6.5
–100 bps ramp	(110)	(5.2)	(192)	(8.3)
As of September 30, 2015, NIR sensitivity to an upward-100-basis-point shock to our internal forecast of global interest rates increased compared to such sensitivity as of December 31, 2014, on a dollar exposure basis as well as a percentage of twelve-month forecasted base NIR, reflecting slower client deposit repricing expectations in the twelve-month forecast horizon beyond September 30, 2015. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock to our internal forecast of global interest rates as of September 30, 2015 decreased compared to such sensitivity as of December 31, 2014 on a dollar and percentage basis, primarily due to higher expected deposit charges when rates decline. September 30, 2015 NIR-at-risk sensitivities incorporate additional charges on deposits as rates decline to their floors compared to December 31, 2014 NIR-at-risk. A downward-100-basis-point shock in global interest rates places pressure on NIR due to declining deposit rates, providing little funding relief on the liability side, while many assets continue to re-price in the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.
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
Economic Value of Equity
EVE sensitivity measures changes in the market value of equity to quantify potential losses to shareholders due to an immediate +/-200-basis-point rate shock compared to current interest-rate levels if the balance sheet were liquidated immediately. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements, to evaluate whether the magnitude of the exposure to interest rates is acceptable. Generally, a change resulting from a +/-200-basis-point rate shock that is less than 20% of aggregate tier 1 and tier 2 capital is an exposure that management deems acceptable. To the extent that we manage changes in EVE sensitivity within the 20% threshold, we would seek to take action to remain below the threshold if the magnitude of our exposure to interest rates approached that limit.
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

TABLE 35: ESTIMATED EVE EXPOSURES
	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	September 30, 2015		December 31, 2014
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(1,996)	(11.3)%	$(2,291)	(12.8)%
–200 bps shock	835	4.7	942	5.3
The dollar measure of EVE sensitivity to an upward-200-basis-point shock as of September 30, 2015 improved compared to December 31, 2014; and the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of September 30, 2015 declined compared to December 31, 2014, with the change in both EVE sensitivity measures driven by investment portfolio actions.
EVE sensitivity to an upward-200-basis-point shock as of September 30, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. EVE sensitivity to a downward-200-basis-point shock as of September 30, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, declined compared to December 31, 2014. These declines were primarily due to the above changes in the dollar measures of EVE sensitivity.
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
Our model risk management program has three principal components:

•
A model risk governance program that defines roles and responsibilities, including the authority to restrict model usage, provides policies and guidance, monitors compliance, and reports regularly to the Board on the overall degree of model risk across the corporation;

•	A model development process which focuses on sound design and computational accuracy, and includes activities designed to test for robustness, stability, and sensitivity to assumptions; and

•	A separate model validation function designed to verify that models are conceptually sound, computationally accurate, are performing as expected, and are in line with their design objectives.
Model Development and Usage
Models are developed under standards governing data sourcing, methodology selection and model integrity testing. Model development includes a statement of purpose to align development with intended use. It also includes a comparison of alternative approaches to promote a sound modeling approach.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Among other things, the U.S. Basel III final rule introduces a minimum common equity tier 1 risk-based capital ratio of 4.5% and raises the minimum tier 1 risk-based capital ratio from 4% to 6%. In addition, for advanced approaches banking organizations such as State Street, the U.S. Basel III final rule imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures, which are sometimes referred to collectively as total leverage exposures. The supplementary leverage ratio requirement was enhanced by the 2014 supplementary leverage ratio final rule which, upon implementation as of January 1, 2018, requires (1) State Street Bank to maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ prompt corrective action framework and (2) State Street to maintain an SLR of at least 5% to avoid limitations on distribution and discretionary bonus payments. In addition to the supplementary leverage ratio, we are subject to a minimum tier 1 leverage ratio of 4%, which differs from the supplementary leverage ratio primarily in that the denominator of the tier 1 leverage ratio is only quarterly average on-balance sheet assets and does not include any off-balance sheet exposures.
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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities are being phased out from tier 1 capital over a two-year period beginning on January 1, 2014 and ending on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $950 million outstanding as of September 30, 2015, $237 million included in tier 1 capital and the remaining $713 million included in tier 2 capital. For further information on our regulatory capital requirements, including the transitional provisions under the Basel III final rule, see pages 107 to 108 in the 2014 Form 10-K.
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

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1), (2)

	2015	2016	2017	2018	2019
Capital conservation buffer (Common Equity Tier 1)	—%	0.625%	1.250%	1.875%	2.500%
G-SIB surcharge (CET1)(1)	—	0.375	0.750	1.125	1.500

Minimum common equity tier 1(3)	4.5	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.0	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.0	9.000	10.000	11.000	12.000

(1) As part of the G-SIB Surcharge final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014 and the estimated resulting G-SIB surcharge for State Street is 1.5%. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements, as of January 1, 2019 would be 8.5% for common equity tier 1, 10% for tier 1 capital and 12.0% for total capital.
(2) Minimum ratios shown above do not reflect the countercyclical buffer, currently set at zero by U.S. banking regulators.
(3) Minimum common equity tier 1 capital, minimum tier 1 capital and minimum total capital presented include the transitional capital conservation buffer as well as the estimated transitional G-SIB surcharge.
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

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2015(1)	Basel III Standardized Approach September 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches September 30, 2015(1)	Basel III Standardized Approach September 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,246	$10,246	$10,295	$10,295	$10,924	$10,924	$10,867	$10,867
Retained earnings			15,795	15,795	14,882	14,882	10,886	10,886	9,416	9,416
Accumulated other comprehensive income (loss)			(1,177)	(1,177)	(641)	(641)	(1,011)	(1,011)	(535)	(535)
Treasury stock, at cost			(6,143)	(6,143)	(5,158)	(5,158)	—	—	—	—
Total			18,721	18,721	19,378	19,378	20,799	20,799	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,987)	(5,987)	(5,869)	(5,869)	(5,687)	(5,687)	(5,577)	(5,577)
Other adjustments			(62)	(62)	(36)	(36)	(92)	(92)	(128)	(128)
Common equity tier 1 capital			12,672	12,672	13,473	13,473	15,020	15,020	14,043	14,043
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(94)	(94)	(145)	(145)	—	—	—	—
Tier 1 capital			15,518	15,518	15,764	15,764	15,020	15,020	14,043	14,043
Qualifying subordinated long-term debt			1,438	1,438	1,618	1,618	1,452	1,452	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
ALLL and other			12	69	—	—	9	69	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$17,683	$17,740	$17,861	$17,861	$16,481	$16,541	$15,677	$15,677
Risk-weighted assets:
Credit risk			$55,914	$103,004	$66,874	$87,502	$50,936	$97,803	$59,836	$84,433
Operational risk			44,014	NA	35,866	NA	43,413	NA	35,449	NA
Market risk(5)			4,437	2,761	5,087	2,910	4,397	2,761	5,048	2,909
Total risk-weighted assets			$104,365	$105,765	$107,827	$90,412	$98,746	$100,564	$100,333	$87,342
Adjusted quarterly average assets			$244,553	$244,553	$247,740	$247,740	$239,610	$239,610	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.1%	12.0%	12.5%	14.9%	15.2%	14.9%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.9	14.7	14.6	17.4	15.2	14.9	14.0	16.1
Total capital	8.0	8.0	16.9	16.8	16.6	19.8	16.7	16.4	15.6	17.9
Tier 1 leverage	4.0	4.0	6.3	6.3	6.4	6.4	6.3	6.3	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of September 30, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2015. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The regulatory capital ratios for State Street and State Street Bank as of September 30, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, differ from such ratios as of December 31, 2014. These differences are independent of applicable changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile, and resulted from changes in the methodologies, required by applicable regulatory requirements, used to calculate capital and total risk-weighted assets. As a result, the ratios presented in the table for each period are not directly comparable. As of January 1, 2015 we used the standardized provisions of the Basel III final rule in addition to the advanced approaches provisions which were previously implemented in the second quarter of 2014, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the standardized approach are applied in the assessment of our capital adequacy for regulatory capital purposes. Beginning in the second quarter of 2014, until January 1, 2015, we used the advanced approaches provisions in the Basel III final rule, and transitional provisions of the Basel III final rule, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the transitional provisions were applied in the assessment of our capital adequacy for regulatory capital purposes. Prior to the second quarter of 2014, we used the provisions of Basel I to calculate our risk-weighted assets.
State Street's common equity tier 1 capital decreased $801 million as of September 30, 2015 compared to December 31, 2014, the result of purchases by us of our common stock of approximately $1.17 billion, the strengthening U.S. dollar's impact on accumulated other comprehensive income, declarations of common and preferred stock dividends of $502 million and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets, mostly offset by the positive effect of year-to-date net income. State Street's tier 1 capital decreased $246 million, total capital decreased $178 million under advanced approaches and total capital decreased $121 million under standardized approach. Our tier 1 capital and total capital decreased by less than the decrease to common equity tier 1 capital over the same period as the net decrease to common equity tier 1 capital was largely offset by the positive effects on tier 1 capital and total capital of the issuance of $750 million of preferred stock in the second quarter of 2015. State Street Bank's tier 1 capital increased $977 million, and total capital increased $804 million and $864 million under the advanced and standardized approaches, respectively, as of September 30, 2015, compared to December 31, 2014, the result of year-

to-date net income, partly offset by the previously-described impact to accumulated other comprehensive income and phase-in provisions of the Basel III final rule related to other intangible assets.
The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(Dollars in millions)	Basel III Advanced Approach September 30, 2015	Basel III Standardized Approach September 30, 2015	Twelve Months Ended December 31, 2014
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$13,473	$13,473	$12,454
Net income	1,416	1,416	2,037
Changes in treasury stock, at cost	(985)	(985)	(1,465)
Dividends declared	(502)	(502)	(551)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(118)	(118)	1,874
Effect of certain items in accumulated other comprehensive income (loss)	(536)	(536)	(857)
Other adjustments	(76)	(76)	(19)
Changes in common equity tier 1 capital	(801)	(801)	1,019
Common equity tier 1 capital balance, end of period	12,672	12,672	13,473
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,764	15,764	13,895
Change in common equity tier 1 capital	(801)	(801)	1,019
Net issuance of preferred stock	742	742	1,470
Trust preferred capital securities phased out of tier 1 capital	(238)	(238)	(475)
Other adjustments	51	51	(145)
Changes in tier 1 capital	(246)	(246)	1,869
Tier 1 capital balance, end of period	15,518	15,518	15,764
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,097	2,097	1,892
Net issuance and changes in long-term debt qualifying as tier 2	(180)	(180)	(300)
Trust preferred capital securities phased into tier 2 capital	238	238	475
Changes in ALLL and other	12	69	—
Change in other adjustments	(2)	(2)	30
Changes in tier 2 capital	68	125	205
Tier 2 capital balance, end of period	2,165	2,222	2,097
Total capital:
Total capital balance, beginning of period	17,861	17,861	15,787
Changes in tier 1 capital	(246)	(246)	1,869
Changes in tier 2 capital	68	125	205
Total capital balance, end of period	$17,683	$17,740	$17,861

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the nine months ended September 30, 2015 and six months ended December 31, 2014.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(Dollars in millions)	Nine Months Ended September 30, 2015	Six Months Ended December 31, 2014
Total risk-weighted assets, beginning of period	$107,827	$111,015
Changes in credit risk-weighted assets
Net increase (decrease) in investment securities-wholesale	687	(1,082)
Net increase (decrease) in loans and leases	(870)	1,381
Net increase (decrease) in securitization exposures	(8,126)	(5,949)
Net increase (decrease) in all other(1)	(2,651)	1,431
Net increase (decrease) in credit risk-weighted assets	(10,960)	(4,219)
Net increase (decrease) in credit valuation adjustment	(501)	(80)
Net increase (decrease) in market risk-weighted assets	(149)	1,230
Net increase (decrease) in operational risk-weighted assets	8,148	(119)
Total risk-weighted assets, end of period	$104,365	$107,827

(1) Includes assets not in a definable category, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with, banks, securities financing exposures, equity exposures, over-the-counter derivatives, and 6% credit risk supervisory charge.
As of September 30, 2015, total advanced approaches risk-weighted assets decreased $3.46 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of the securitized investment portfolio and the subsequent reinvestment in highly qualified liquid assets, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds, and a decline in over the counter foreign exchange derivatives mainly due to a decrease in market values. The decreases above were partly offset by an $8.15 billion increase in operational risk which reflects adjustments to the model inputs.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the nine months ended September 30, 2015.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
State Street
(Dollars in millions)	Nine Months Ended September 30, 2015
Total estimated risk-weighted assets, beginning of period (1)	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(1,849)
Net increase (decrease) in loans and leases	44
Net increase (decrease) in securitization exposures	(8,126)
Net increase (decrease) in all other(2)	(9,166)
Net increase (decrease) in credit risk-weighted assets	(19,097)
Net increase (decrease) in market risk-weighted assets	(149)
Total risk-weighted assets, end of period	$105,765

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
As of September 30, 2015, total standardized approach risk-weighted assets decreased $19.25 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of both securitized and wholesale investment portfolio and the subsequent reinvestment in highly qualified liquid assets, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds, a decline in over the counter foreign exchange derivatives mainly due to a decrease in market values, and a decrease in securities financing exposure.
The regulatory capital ratios as of September 30, 2015, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of September 30, 2015, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank present our capital ratios for State Street and State Street Bank as of September 30, 2015, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on an estimated, pro forma basis under the fully phased-in provisions of the Basel III final rule. Pro forma fully phased-in capital ratios calculated in accordance with both approaches as of September 30, 2015, are preliminary estimates, based on our present interpretations of the Basel III final rule as applied to our businesses and operations as of September 30, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
September 30, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$18,721	$77	$18,798	$18,721	$77	$18,798
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,987)	(836)	(6,823)	(5,987)	(836)	(6,823)
Other adjustments				(62)	(96)	(158)	(62)	(96)	(158)
Common equity tier 1 capital				12,672	(855)	11,817	12,672	(855)	11,817
Additional tier 1 capital:
Preferred stock				2,703	—	2,703	2,703	—	2,703
Trust preferred capital securities				237	(237)	—	237	(237)	—
Other adjustments				(94)	94	—	(94)	94	—
Additional tier 1 capital				2,846	(143)	2,703	2,846	(143)	2,703
Tier 1 capital				15,518	(998)	14,520	15,518	(998)	14,520
Tier 2 capital:
Qualifying subordinated long-term debt				1,438	—	1,438	1,438	—	1,438
Trust preferred capital securities				713	132	845	713	132	845
ALLL and other				12	—	12	69	—	69
Other				2	(2)	—	2	(2)	—
Tier 2 capital				2,165	130	2,295	2,222	130	2,352
Total capital				$17,683	$(868)	$16,815	$17,740	$(868)	$16,872
Risk weighted assets(2)				$104,365	$(478)	$103,887	$105,765	$(451)	$105,314
Adjusted average assets				244,553	(488)	244,065	244,553	(488)	244,065
Total assets for SLR				270,762	(488)	270,274	270,762	(488)	270,274
Capital ratios(3):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and GSIB 1.5% 2019
Common equity tier 1 capital(4)	4.5%	4.5%	8.5%	12.1%		11.4%	12.0%		11.2%
Tier 1 capital	6.0	6.0	10.0	14.9		14.0	14.7		13.8
Total capital	8.0	8.0	12.0	16.9		16.2	16.8		16.0
Tier 1 leverage	4.0	4.0	NA	6.3		5.9	6.3		5.9
Supplementary leverage	NA	5.0	NA	5.7		5.4	5.7		5.4

NA: Not applicable.
(1) As of September 30, 2015, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of September 30, 2015.
(2) As of September 30, 2015, State Street's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $1.4 billion ($105.8 billion minus $104.4 billion).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
September 30, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$20,799	$87	$20,886	$20,799	$87	$20,886
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,687)	(788)	(6,475)	(5,687)	(788)	(6,475)
Other adjustments				(92)	—	(92)	(92)	—	(92)
Common equity tier 1 capital				15,020	(701)	14,319	15,020	(701)	14,319
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,020	(701)	14,319	15,020	(701)	14,319
Tier 2 capital:
Qualifying subordinated long-term debt				1,452	—	1,452	1,452	—	1,452
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				9	—	9	69	—	69
Other				—	—	—	—	—	—
Tier 2 capital				1,461	—	1,461	1,521	—	1,521
Total capital				$16,481	$(701)	$15,780	$16,541	$(701)	$15,840
Risk weighted assets(2)				$98,746	$(915)	$97,831	$100,564	$(863)	$99,701
Adjusted average assets				239,610	(443)	239,167	239,610	(443)	239,167
Total assets for SLR				265,797	(443)	265,354	265,797	(443)	265,354
Capital ratios(3):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and GSIB 1.5% 2019
Common equity tier 1 capital(4)	4.5%	4.5%	8.5%	15.2%		14.6%	14.9%		14.4%
Tier 1 capital	6.0	6.0	10.0	15.2		14.6	14.9		14.4
Total capital	8.0	8.0	12.0	16.7		16.1	16.4		15.9
Tier 1 leverage	4.0	4.0	NA	6.3		6.0	6.3		6.0
Supplementary leverage	NA	5.0	NA	5.7		5.4	5.7		5.4

NA: Not applicable.
(1) As of September 30, 2015, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of September 30, 2015.
(2) As of September 30, 2015, State Street Bank's risk-weighted assets calculated in conformity with the standardized approach of the Basel III final rule exceeded risk-weighted assets calculated in conformity with the advanced approaches provisions of the Basel III final rule by $1.8 billion ($100.6 billion minus $98.7 billion).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fully phased-in pro-forma estimates of common shareholders' equity include 100% of accumulated other comprehensive income, including accumulated other comprehensive income attributable to available-for-sale securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of common equity tier 1 capital reflect 100% of applicable deductions, including but not limited to, intangible assets net of deferred tax liabilities. For the third quarter of 2015, tier 1 capital includes 25% of trust preferred capital securities and the remaining 75% is included in tier 2 capital. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.
Global Systemically Important Bank
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the Financial Stability Board, or FSB, and the Basel Committee on Banking Supervision, or BCBS, as G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators.
On August 14, 2015, the Federal Reserve published a final rule on the implementation of capital requirements for U.S. G-SIBs. The surcharge requirements within the final rule will be phased in beginning on January 1, 2016 and be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs are required to calculate the G-SIB surcharge according to two methods and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
As part of the final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014.

Method 2 is identified as the binding methodology for State Street and the Federal Reserve estimated the resulting G-SIB surcharge to be 1.5%. The actual surcharge applicable on January 1, 2016 will depend on the application of the final rule utilizing relevant data from 2014 to 2015 and may differ from the Federal Reserve's estimated charge of 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and an estimated G-SIB capital surcharge of 1.5%, would be 10.0% for tier 1 risk-based capital, 12.0% for total risk-based capital, and 8.5% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing a supplementary leverage ratio, or SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank. We refer to these final rules as the SLR final rule. Under the SLR final rule, upon implementation as of January 1, 2018, (i) State Street Bank must maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ Prompt Corrective Action framework and (ii) if State Street maintains an SLR of at least 5%, it is not subject to limitations on distribution and discretionary bonus payments under the SLR final rule. Beginning with reporting for September 30, 2015, State Street is required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.
Estimated pro forma fully phased-in supplementary leverage ratios as of September 30, 2015 are preliminary estimates by State Street, and are calculated based on our current interpretations of the SLR final rule and as applied to our businesses and operations as of September 30, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
September 30, 2015	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,518	$(998)	$14,520
On- and off-balance sheet leverage exposure	276,673	—	276,673
Less: regulatory deductions	(5,911)	(488)	(6,399)
Total assets for SLR	$270,762	$(488)	$270,274
Supplementary leverage ratio	5.7%	(0.3)%	5.4%

State Street Bank:
Tier 1 capital	$15,020	$(701)	$14,319
On- and off-balance sheet leverage exposure	271,347	—	271,347
Less: regulatory deductions	(5,550)	(443)	(5,993)
Total assets for SLR	$265,797	$(443)	$265,354
Supplementary leverage ratio	5.7%	(0.3)%	5.4%
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
In the first nine months ended September 30, 2015, we declared dividends on our Series F preferred stock of $1,663 per share, or approximately $16.63 per depositary share, totaling approximately $12 million. We did not declare a dividend on the Series F preferred stock in the first six months of 2015.
In the third quarter of 2015, we declared dividends on our Series E preferred stock of $1,500 per share, or approximately $0.38 per depositary share, totaling approximately $11 million. In the first nine months ended September 30, 2015, we declared dividends on our Series E preferred stock of $4,833 per share, or approximately $1.22 per depositary share, totaling approximately $36 million.
In the third quarter of 2015, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the first nine months ended September 30, 2015, we declared aggregate dividends on our Series D preferred stock of $4,425 per share, or approximately $1.11 per depositary share, totaling approximately $33 million.
In the third quarter of 2015, we declared dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the first nine months ended September 30, 2015, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.99 per depositary share, totaling approximately $20 million.
Common Stock
In the third quarter of 2015, we declared aggregate quarterly common stock dividends of $0.34 per share, totaling approximately $138 million, which were paid in July 2015. In the nine months ended September 30, 2015, we declared aggregate common stock dividends of $0.98 per share, totaling approximately $401 million, compared to aggregate common stock dividends of $0.86 per share, totaling approximately $366 million, declared in the first nine months of 2014.
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
In March 2015, we received the results of the Federal Reserve's review of our 2015 capital plan in connection with its annual CCAR 2015 process. The Federal Reserve did not object to the capital actions we proposed in our 2015 capital plan and, in March 2015, our Board approved a new common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. In the third quarter of 2015, we purchased approximately 4.8 million shares of our common stock at an average per-share cost of $72.43 and an aggregate cost of approximately $350 million under this program. In the nine months ended September 30, 2015, we purchased approximately 9.3 million shares of our common stock at an average per-share cost of $75.47 and an aggregate cost of approximately $700 million under this program.
In the first quarter of 2015, we completed the $1.7 billion common stock purchase program authorized by the Board in March 2014 with the purchase of approximately 6.3 million shares of our common stock at an average per-share cost of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

$74.88 and an aggregate cost of approximately $470 million.
Under both programs, in the nine months ended September 30, 2015, we purchased in the aggregate approximately 15.6 million shares of our common stock at an average per-share cost of $75.23 and an aggregate cost of approximately $1,170 million. Shares acquired in connection with our common stock purchase programs which remained unissued as of September 30, 2015 were recorded as treasury stock in our consolidated statement of condition as of September 30, 2015.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $330.82 billion as of September 30, 2015, compared to $349.77 billion as of December 31, 2014. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $341.79 billion and $364.41 billion as collateral for indemnified securities on loan as of September 30, 2015 and December 31, 2014, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $341.79 billion and $364.41 billion, referenced above, $78.41 billion and $85.31 billion was invested in indemnified repurchase agreements as of September 30, 2015 and December 31, 2014, respectively. We or our agents held $82.58 billion and $90.82 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2015 and December 31, 2014, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2015, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of September 30, 2015.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2015, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$1,294	$1,302	$3,892	$3,828
Management fees	287	316	892	908
Trading services	294	278	899	791
Securities finance	113	99	369	331
Processing fees and other	120	17	198	117
Total fee revenue	2,108	2,012	6,250	5,975
Net interest revenue:
Interest revenue	614	671	1,885	1,976
Interest expense	101	101	291	290
Net interest revenue	513	570	1,594	1,686
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	(2)	—	(5)	15
Losses from other-than-temporary impairment	—	—	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	—	—	(10)
Gains (losses) related to investment securities, net	(2)	—	(6)	4
Total revenue	2,619	2,582	7,838	7,665
Provision for loan losses	5	2	11	6
Expenses:
Compensation and employee benefits	1,051	953	3,122	3,088
Information systems and communications	265	242	761	730
Transaction processing services	201	199	599	583
Occupancy	110	119	332	348
Acquisition and restructuring costs	10	20	19	81
Professional services	136	97	368	318
Amortization of other intangible assets	48	54	147	162
Other	141	208	845	460
Total expenses	1,962	1,892	6,193	5,770
Income before income tax expense	652	688	1,634	1,889
Income tax expense	68	128	219	344
Net income from non-controlling interest	1	—	1	—
Net income	$585	$560	$1,416	$1,545
Net income available to common shareholders	$543	$542	$1,313	$1,500
Earnings per common share:
Basic	$1.34	$1.28	$3.20	$3.52
Diluted	1.32	1.26	3.16	3.45
Average common shares outstanding (in thousands):
Basic	406,612	421,974	409,816	426,775
Diluted	412,167	429,736	415,772	434,510
Cash dividends declared per common share	$.34	$.30	$.98	$.86

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2015	2014
Net income	$585	$560
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($51) and ($75), respectively	(145)	(591)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $27 and ($94), respectively	37	(140)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($10) and $10, respectively	(16)	14
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $2, respectively	4	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $17 and $37, respectively	26	117
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $3, respectively	4	—
Other comprehensive income (loss)	(90)	(596)
Total comprehensive income	$495	$(36)

	Nine Months Ended September 30,
(In millions)	2015	2014
Net income	$1,416	$1,545
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($76) and ($38), respectively	(555)	(518)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($48) and $261, respectively	(106)	425
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($5) and ($5), respectively	(9)	(9)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $6 and $10, respectively	11	16
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $39 and $34, respectively	46	56
Net unrealized gains on retirement plans, net of related taxes of $4 and ($2), respectively	19	18
Other comprehensive income (loss)	(594)	(12)
Total comprehensive income	$822	$1,533

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

	September 30, 2015	December 31, 2014
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,660	$1,855
Interest-bearing deposits with banks	68,361	93,523
Securities purchased under resale agreements	9,155	2,390
Trading account assets	1,223	924
Investment securities available for sale	80,097	94,913
Investment securities held to maturity (fair value of $17,536 and $17,842)	17,463	17,723
Loans and leases (less allowance for losses of $48 and $38)	19,019	18,161
Premises and equipment (net of accumulated depreciation of $4,768 and $4,599)	1,984	1,937
Accrued interest and fees receivable	2,271	2,242
Goodwill	5,716	5,826
Other intangible assets	1,820	2,025
Other assets	36,505	32,600
Total assets	$247,274	$274,119
Liabilities:
Deposits:
Noninterest-bearing	$58,426	$70,490
Interest-bearing—U.S.	30,407	33,012
Interest-bearing—non-U.S.	97,534	105,538
Total deposits	186,367	209,040
Securities sold under repurchase agreements	7,760	8,925
Federal funds purchased	25	21
Other short-term borrowings	3,761	4,381
Accrued expenses and other liabilities	15,804	20,237
Long-term debt	12,025	10,042
Total liabilities	225,742	252,646
Commitments, guarantees and contingencies (notes 7 and 8)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,880,120 shares issued	504	504
Surplus	9,742	9,791
Retained earnings	15,795	14,882
Accumulated other comprehensive income (loss)	(1,101)	(507)
Treasury stock, at cost (100,086,970 and 88,684,969 shares)	(6,143)	(5,158)
Total shareholders’ equity	21,500	21,473
Non-controlling interest-equity	32	—
Total equity	21,532	21,473
Total liabilities and equity	$247,274	$274,119
The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,395	$(95)	69,754	$(3,693)	$20,378
Net income					1,545				1,545
Other comprehensive income						(12)			(12)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.86 per share					(366)				(366)
Preferred stock					(43)				(43)
Common stock acquired							18,187	(1,240)	(1,240)
Common stock awards and options exercised, including income tax benefit of $54		(3)		4			(3,984)	148	152
Other							(8)		—
Balance as of September 30, 2014	$1,233	503,880	$504	$9,780	$14,531	$(107)	83,949	$(4,785)	$21,156
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,882	$(507)	88,685	$(5,158)	$21,473
Net income					1,416				1,416
Other comprehensive loss						(594)			(594)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.98 per share					(401)				(401)
Preferred stock					(101)				(101)
Common stock acquired							15,552	(1,170)	(1,170)
Common stock awards and options exercised, including income tax benefit of $57				(45)			(4,148)	185	140
Other				(4)	(1)		(2)		(5)
Balance as of September 30, 2015	$2,703	503,880	$504	$9,742	$15,795	$(1,101)	100,087	$(6,143)	$21,500

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
(In millions)
Operating Activities:
Net income	$1,416	$1,545
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	(12)	(17)
Amortization of other intangible assets	147	162
Other non-cash adjustments for depreciation, amortization and accretion, net	434	351
Losses (gains) related to investment securities, net	6	(4)
Change in trading account assets, net	(299)	(190)
Change in accrued interest and fees receivable, net	(29)	(195)
Change in collateral deposits, net	(8,077)	(3,533)
Change in unrealized losses (gains) on foreign exchange derivatives, net	434	(2,316)
Change in other assets, net	697	1,563
Change in accrued expenses and other liabilities, net	116	1,430
Other, net	385	240
Net cash provided by (used in) operating activities	(4,782)	(964)
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	25,162	(22,689)
Net (increase) decrease in securities purchased under resale agreements	(6,765)	3,627
Proceeds from sales of available-for-sale securities	12,417	8,205
Proceeds from maturities of available-for-sale securities	20,258	28,562
Purchases of available-for-sale securities	(19,494)	(35,393)
Proceeds from maturities of held-to-maturity securities	2,835	2,383
Purchases of held-to-maturity securities	(2,962)	(3,271)
Net increase in loans	(837)	(4,927)
Purchases of equity investments and other long-term assets	(353)	(169)
Purchases of premises and equipment	(543)	(298)
Other, net	75	63
Net cash used in investing activities	29,793	(23,907)
Financing Activities:
Net (increase) decrease in time deposits	(5,933)	6,266
Net (decrease) increase in all other deposits	(16,740)	19,434
Net (decrease) increase in short-term borrowings	(1,781)	1,957
Proceeds from issuance of long-term debt, net of issuance costs	2,995	—
Payments for long-term debt and obligations under capital leases	(914)	(779)
Proceeds from issuance of preferred stock	742	742
Proceeds from exercises of common stock options	4	10
Purchases of common stock	(961)	(1,240)
Excess tax benefit related to stock-based compensation	60	—
Repurchases of common stock for employee tax withholding	(189)	(197)
Payments for cash dividends	(489)	(396)
Net cash provided by financing activities	(23,206)	25,797
Net increase	1,805	926
Cash and due from banks at beginning of period	1,855	3,220
Cash and due from banks at end of period	$3,660	$4,146

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

Recent Accounting Developments:
In September 2015, the Financial Accounting Standards Board, or the FASB, issued an amendment that requires an acquirer to recognize purchase price adjustments to provisional amounts in the reporting period in which the adjustments are determined, as opposed to being applied retrospectively at the acquisition date. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. We do not have any significant acquisitions in 2015 that could have a material impact in our consolidated financial statements when this amendment becomes effective in 2016. We will assess its impact in conjunction with new transactions, as applicable.
In July 2015, the FASB issued an update to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for State Street beginning on January 1, 2018.
In May 2015, the FASB issued an amendment, which makes certain technical corrections to the FASB Accounting Standards Codification that affect a wide variety of topics to clarify the codification, correct unintended application of the guidance, or make minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments that require transition guidance are effective for State Street beginning on January 1, 2016 and all other amendments are effective immediately. Our adoption of this amendment does not have a material impact on our consolidated financial statements.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the FASB issued an amendment to GAAP that requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016.
Our debt issuance costs that are currently classified as deferred credits and have a balance of approximately $39 million as of September 30, 2015 will be reclassified as contra liabilities upon adoption.
In August 2015, the FASB issued a related amendment incorporating the SEC staff announcement in the accounting standards codification to clarify that debt issuance costs relating to line of credit arrangements may still be presented as an asset, notwithstanding the April 2015 amendment that requires debt issuance costs relating to recognized debt liabilities to be recognized as contra liabilities. We do not have significant line of credit arrangements or related debt issuance costs and do not expect this amendment to be significant to our consolidated financial statements.
In February 2015, the FASB issued an amendment to GAAP that updates the consolidation model used to evaluate whether a legal entity is required to be consolidated. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016, and may be applied retrospectively or via a modified retrospective approach. Based on our current assessment of the amendment, we do not expect our adoption of this amendment to have a material effect on our consolidated financial statements.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the nine months ended September 30, 2015 or the year ended December 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of September 30, 2015
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$71	$—	$—		$71
Non-U.S. government securities	666	—	—		666
Other	14	472	—		486
Total trading account assets	751	472	—		1,223
Investment securities available for sale:
U.S. Treasury and federal agencies:
Direct obligations	12,817	537	—		13,354
Mortgage-backed securities	—	18,829	—		18,829
Asset-backed securities:
Student loans	—	7,414	230		7,644
Credit cards	—	1,504	—		1,504
Sub-prime	—	458	—		458
Other(2)	—	12	1,943		1,955
Total asset-backed securities	—	9,388	2,173		11,561
Non-U.S. debt securities:
Mortgage-backed securities	—	7,916	—		7,916
Asset-backed securities	—	2,921	277		3,198
Government securities	—	3,711	—		3,711
Other(3)	—	4,739	263		5,002
Total non-U.S. debt securities	—	19,287	540		19,827
State and political subdivisions	—	9,939	35		9,974
Collateralized mortgage obligations	—	3,151	148		3,299
Other U.S. debt securities	—	2,898	9		2,907
U.S. equity securities	—	37	—		37
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	298	—		298
Non-U.S. money-market mutual funds	—	8	—		8
Total investment securities available for sale	12,817	64,375	2,905		80,097
Other assets:
Derivative instruments:
Foreign exchange contracts	—	10,713	21	$(5,364)	5,370
Interest-rate contracts	—	232	—	(217)	15
Other derivative contracts	—	5	—	(3)	2
Total derivative instruments	—	10,950	21	(5,584)	5,387
Total assets carried at fair value	$13,568	$75,797	$2,926	$(5,584)	$86,707
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Non-U.S. government securities	$94	$—	$—	$—	$94
Other	—	9	—	—	9
Derivative instruments:
Foreign exchange contracts	—	10,275	22	(6,451)	3,846
Interest-rate contracts	—	207	—	(39)	168
Other derivative contracts	—	105	—	(3)	102
Total derivative instruments	—	10,587	22	(6,493)	4,116
Total liabilities carried at fair value	$94	$10,596	$22	$(6,493)	$4,219

(1) Represents counterparty netting against level-2 financial assets and liabilities, where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $842 million and $1.75 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2015 the fair value of other asset-backed securities was primarily composed of $1.9 billion of collateralized loan obligations and approximately $12 million of automobile loan securities.
(3) As of September 30, 2015 the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $763 million of corporate bonds.

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and nine months ended September 30, 2015 and 2014, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. In the three and nine months ended September 30, 2015 and 2014, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2015
	Fair Value as of June 30, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2015 (1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
Asset-backed securities:
Student loans	$234	$—	$(3)	$—	$—	$(1)	$—	$230
Other	2,933	22	(19)	—	(686)	(307)	—	1,943
Total asset-backed securities	3,167	22	(22)	—	(686)	(308)	—	2,173
Non-U.S. debt securities:
Mortgage-backed securities	97	—	—	—	—	—	(97)	—
Asset-backed securities	193	—	(1)	168	—	(83)	—	277
Other	264	—	(1)	—	—	—	—	263
Total Non-U.S. equity securities	554	—	(2)	168	—	(83)	(97)	540
State and political subdivisions	36	—	(1)	—	—	—	—	35
Collateralized mortgage obligations	215	—	(1)	—	—	(17)	(49)	148
Other U.S. debt securities	9	—	—	—	—	—	—	9
Total investment securities available for sale	3,981	22	(26)	168	(686)	(408)	(146)	2,905
Other assets:
Derivative instruments:
Foreign exchange contracts	60	(5)	—	1	—	(35)	—	21	$—
Total derivative instruments	60	(5)	—	1	—	(35)	—	21	—
Other	—	—	—	—	—	—	—	—	—
Total assets carried at fair value	$4,041	$17	$(26)	$169	$(686)	$(443)	$(146)	$2,926	$—

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2015
	Fair Value as of June 30, 2015	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of September 30, 2015 (2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$50	$(3)	$1	$(26)	$22	$1
Total derivative instruments	50	(3)	1	(26)	22	1
Total liabilities carried at fair value	$50	$(3)	$1	$(26)	$22	$1

(1) There were no transfers of assets into level 3 during the three months ended September 30, 2015.
(2) There were no transfers of liabilities into or out of level 3 during the three months ended September 30, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
Asset-backed securities:
Student loans	$259	$—	$(2)	$—	—	$(6)	$—	$(21)	$230
Other	3,780	47	(37)	—	(1,106)	(741)	—	—	1,943
Total asset-backed securities	4,039	47	(39)	—	(1,106)	(747)	—	(21)	2,173
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(140)	—
Asset-backed securities	295	1	(1)	168	—	(169)	—	(17)	277
Other	371	—	—	111	—	(32)	—	(187)	263
Total non-U.S. debt securities	666	1	(1)	322	—	(201)	97	(344)	540
State and political subdivisions	38	—	(2)	—	—	(1)	—	—	35
Collateralized mortgage obligations	614	—	(2)	293	(88)	(82)	—	(587)	148
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available for sale	5,366	48	(44)	615	(1,194)	(1,031)	97	(952)	2,905
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	81	49	—	17	—	(126)	—	—	21	$—
Total derivative instruments	81	49	—	17	—	(126)	—	—	21	—
Total assets carried at fair value	$5,447	$97	$(44)	$632	$(1,194)	$(1,157)	$97	$(952)	$2,926	$—

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of September 30, 2015(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$24	$19	$(95)	$22	$(2)
Other	9	—	—	(9)	—	—
Total derivative instruments	83	24	19	(104)	22	(2)
Total liabilities carried at fair value	$83	$24	$19	$(104)	$22	$(2)

(1) There were no transfers of liabilities into or out of level 3 during the nine months ended September 30, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2014
	Fair Value as of June 30, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$96	$—	$—	$168	$—	$(4)	$—	$—	$260
Asset-backed securities:
Student loans	322		(1)	24	(74)	(5)	—	—	266
Other	4,061	18	(8)	275	—	(402)	—	—	3,944
Total asset-backed securities	4,383	18	(9)	299	(74)	(407)	—	—	4,210
Non-U.S. debt securities:
Asset-backed securities	506	2	(1)	—	—	(99)	76	(60)	424
Other	515	—	—	—	—	(25)	—	(192)	298
Total non-U.S. debt securities	1,021	2	(1)	—	—	(124)	76	(252)	722
State and political subdivisions	41	—	—	—	—	—	—	—	41
Collateralized mortgage obligations	196	—	—	125	—	(7)	—	(80)	234
Other U.S. debt securities	9	—	—	—	—	(1)	—	—	8
Total investment securities available for sale	5,746	20	(10)	592	(74)	(543)	76	(332)	5,475
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	10	44	—	22	—	(8)	—	—	68	$40
Total derivative instruments	10	44	—	22	—	(8)	—	—	68	40
Total assets carried at fair value	$5,756	$64	$(10)	$614	$(74)	$(551)	$76	$(332)	$5,543	$40

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2014
	Fair Value as of June 30, 2014	Total Realized and Unrealized Gains (Losses)	Issuances	Settlements	Fair Value as of September 30, 2014(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$10	$36	$18	$(5)	$59	$35
Other	9	—	—	—	9	—
Total derivative instruments	19	36	18	(5)	68	35
Total liabilities carried at fair value	$19	$36	$18	$(5)	$68	$35

(1) There were no transfers of liabilities into or out of level 3 in the three months ended September 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2014	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$168	$—	$—	$(14)	$—	$(610)	$260
Asset-backed securities:
Student loans	423	1	2	24	—	(74)	(31)	—	(79)	266
Credit cards	24	—	—	—	—	—	(24)	—	—	—
Other	4,532	46	(14)	282	—	—	(902)	—	—	3,944
Total asset-backed securities	4,979	47	(12)	306	—	(74)	(957)	—	(79)	4,210
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	5	—	—	—	—	(219)	76	(236)	424
Other	464	—	—	55	—	(1)	(28)	—	(192)	298
Total non-U.S. debt securities	1,637	5	—	55	—	(1)	(247)	76	(803)	722
State and political subdivisions	43	1	(1)	—	—	—	(2)	—	—	41
Collateralized mortgage obligations	162	—	1	205	—	(6)	(20)	—	(108)	234
Other U.S. debt securities	8	—	—	—	—	—	—	—	—	8
Total investment securities available for sale	7,545	53	(12)	734	—	(81)	(1,240)	76	(1,600)	5,475
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	19	26	—	32	—	—	(9)	—	—	68	$35
Total derivative instruments	19	26	—	32	—	—	(9)	—	—	68	35
Total assets carried at fair value	$7,564	$79	$(12)	$766	$—	$(81)	$(1,249)	$76	$(1,600)	$5,543	$35

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of September 30, 2014(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$17	$22	$28	$(8)	$59	$32
Other	9	—	—	—	9	—
Total derivative instruments	26	22	28	(8)	68	32
Total liabilities carried at fair value	$26	$22	$28	$(8)	$68	$32

(1) There were no transfers of liabilities into or out of level 3 in the nine months ended September 30, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial instruments Held as of September 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fee revenue:
Trading services	$(1)	$8	$(1)	$5	$25	$4	$2	$3
Total fee revenue	(1)	8	(1)	5	25	4	2	3
Net interest revenue	21	20	—	—	48	53	—	—
Total revenue	$20	$28	$(1)	$5	$73	$57	$2	$3
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2015	As of December 31, 2014	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2015	As of December 31, 2014
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$38	$59	Discounted cash flows	Credit spread	0.1%	0.2%
State and political subdivisions	35	38	Discounted cash flows	Credit spread	2.3	2.1
Derivative instruments, foreign exchange contracts	21	81	Option model	Volatility	10.9	9.1
Total	$94	$178
Liabilities:
Derivative instruments, foreign exchange contracts	$22	$74	Option model	Volatility	11.8	9.0
Derivative instruments, other(2)	—	9	Discounted cash flows	Participant redemptions	—	5.2
Total	$22	$83

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measure.
(2) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to note 7.
We use internally-developed pricing models to measure the fair value of certain level-3 financial assets and liabilities, which incorporate discounted cash flow and option modeling techniques. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the following table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

September 30, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$230	$230
Asset-backed securities, other	38	1,905	1,943
Non-U.S. debt securities, mortgage-backed securities	—	—	—
Non-U.S. debt securities, asset-backed securities	—	277	277
Non-U.S. debt securities, other	—	263	263
State and political subdivisions	35	—	35
Collateralized mortgage obligations	—	148	148
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	21	—	21
Total	$94	$2,832	$2,926
Liabilities:
Derivative instruments, foreign exchange contracts	$22	$—	$22
Total	$22	$—	$22

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$259	$259
Asset-backed securities, other	59	3,721	3,780
Non-U.S. debt securities, asset-backed securities	—	295	295
Non-U.S. debt securities, other	—	371	371
State and political subdivisions	38	—	38
Collateralized mortgage obligations	—	614	614
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	81	—	81
Total	$178	$5,269	$5,447
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$—	$74
Derivative instruments, other	9	—	9
Total	$83	$—	$83

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

			Fair-Value Hierarchy
September 30, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,660	$3,660	$3,660	$—	$—
Interest-bearing deposits with banks	68,361	68,361	—	68,361	—
Securities purchased under resale agreements	9,155	9,155	—	9,155	—
Investment securities held to maturity	17,463	17,536	—	17,536	—
Net loans (excluding leases)	18,108	18,081	—	17,925	156
Financial Liabilities:
Deposits:
Noninterest-bearing	$58,426	$58,426	$—	$58,426	$—
Interest-bearing - U.S.	30,407	30,407	—	30,407	—
Interest-bearing - non-U.S.	97,534	97,534	—	97,534	—
Securities sold under repurchase agreements	7,760	7,760	—	7,760	—
Federal funds purchased	25	25	—	25	—
Other short-term borrowings	3,761	3,761	—	3,761	—
Long-term debt	12,025	11,998	—	11,448	550

			Fair-Value Hierarchy
December 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,855	$1,855	$1,855	$—	$—
Interest-bearing deposits with banks	93,523	93,523	—	93,523	—
Securities purchased under resale agreements	2,390	2,390	—	2,390	—
Investment securities held to maturity	17,723	17,842	—	17,842	—
Net loans (excluding leases)	17,158	17,131	—	16,964	167
Financial Liabilities:
Deposits:
Noninterest-bearing	$70,490	$70,490	$—	$70,490	$—
Interest-bearing - U.S.	33,012	33,012	—	33,012	—
Interest-bearing - non-U.S.	105,538	105,538	—	105,538	—
Securities sold under repurchase agreements	8,925	8,925	—	8,925	—
Federal funds purchased	21	21	—	21	—
Other short-term borrowings	4,381	4,381	—	4,381	—
Long-term debt	10,042	10,229	—	9,382	847

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$13,156	$199	$1	$13,354	$10,573	$83	$1	$10,655
Mortgage-backed securities	18,636	254	61	18,829	20,648	193	127	20,714
Asset-backed securities:
Student loans(1)	7,816	20	192	7,644	12,478	106	124	12,460
Credit cards	1,527	4	27	1,504	3,077	10	34	3,053
Sub-prime	485	2	29	458	1,005	2	56	951
Other(2)	1,901	55	1	1,955	4,055	100	10	4,145
Total asset-backed securities	11,729	81	249	11,561	20,615	218	224	20,609
Non-U.S. debt securities:
Mortgage-backed securities	7,835	93	12	7,916	9,442	168	4	9,606
Asset-backed securities	3,200	3	5	3,198	3,215	11	—	3,226
Government securities	3,704	7	—	3,711	3,899	10	—	3,909
Other(3)	4,978	34	10	5,002	5,383	52	7	5,428
Total non-U.S. debt securities	19,717	137	27	19,827	21,939	241	11	22,169
State and political subdivisions	9,703	317	46	9,974	10,532	325	37	10,820
Collateralized mortgage obligations	3,267	43	11	3,299	5,280	71	12	5,339
Other U.S. debt securities	2,866	53	12	2,907	4,033	88	12	4,109
U.S. equity securities	32	7	2	37	29	10	—	39
Non-U.S. equity securities	3	—	—	3	2	—	—	2
U.S. money-market mutual funds	298	—	—	298	449	—	—	449
Non-U.S. money-market mutual funds	8	—	—	8	8	—	—	8
Total	$79,415	$1,091	$409	$80,097	$94,108	$1,229	$424	$94,913
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$7,931	$32	$71	$7,892	$5,114	$—	$147	$4,967
Mortgage-backed securities	46	3	—	49	62	4	—	66
Asset-backed securities:
Student loans(1)	1,642	—	36	1,606	1,814	2	4	1,812
Credit cards	897	1	—	898	897	2	—	899
Other	404	2	1	405	577	3	1	579
Total asset-backed securities	2,943	3	37	2,909	3,288	7	5	3,290
Non-U.S. debt securities:
Mortgage-backed securities	2,705	122	31	2,796	3,787	177	22	3,942
Asset-backed securities	1,747	5	3	1,749	2,868	14	1	2,881
Government securities	236	—	—	236	154	—	—	154
Other	67	—	—	67	72	—	—	72
Total non-U.S. debt securities	4,755	127	34	4,848	6,881	191	23	7,049
State and political subdivisions	2	—	—	2	9	—	—	9
Collateralized mortgage obligations	1,786	70	20	1,836	2,369	107	15	2,461
Total	$17,463	$235	$162	$17,536	$17,723	$309	$190	$17,842

(1) Substantially composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2015 and December 31, 2014, the fair value of other asset-backed securities was primarily composed of $1.9 billion and $3.8 billion, respectively, of collateralized loan obligations and approximately $12 million and approximately $315 million, respectively, of automobile loan securities.
(3) As of both September 30, 2015 and December 31, 2014, the fair value of other non-U.S. debt securities was primarily composed of $3.3 billion of covered bonds and $763 million and $1.2 billion, as of September 30, 2015 and December 31, 2014, respectively, of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $22.91 billion and $44.02 billion as of September 30, 2015 and December 31, 2014, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$125	$1	$125	$1
Mortgage-backed securities	1,411	9	3,331	52	4,742	61
Asset-backed securities:
Student loans	3,372	64	2,762	128	6,134	192
Credit cards	—	—	498	27	498	27
Sub-prime	—	—	419	29	419	29
Other	—	—	91	1	91	1
Total asset-backed securities	3,372	64	3,770	185	7,142	249
Non-U.S. debt securities:
Mortgage-backed securities	2,030	9	197	3	2,227	12
Asset-backed securities	2,016	5	—	—	2,016	5
Other	1,208	7	514	3	1,722	10
Total non-U.S. debt securities	5,254	21	711	6	5,965	27
State and political subdivisions	818	7	824	39	1,642	46
Collateralized mortgage obligations	667	5	188	6	855	11
Other U.S. debt securities	255	3	155	9	410	12
U.S. equity securities	5	2	—	—	5	2
Total	$11,782	$111	$9,104	$298	$20,886	$409
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,990	$14	$3,048	$57	$5,038	$71
Asset-backed securities:
Student loans	1,204	27	385	9	1,589	36
Other	—	—	34	1	34	1
Total asset-backed securities	1,204	27	419	10	1,623	37
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	613	3	480	28	1,093	31
Asset-backed securities	1,142	3	—	—	1,142	3
Total non-U.S. debt securities	1,755	6	480	28	2,235	34
Collateralized mortgage obligations	452	5	547	15	999	20
Total	$5,401	$52	$4,494	$110	$9,895	$162

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$167	$1	$167	$1
Mortgage-backed securities	2,569	9	6,466	118	9,035	127
Asset-backed securities:
Student loans	1,473	15	5,025	109	6,498	124
Credit cards	344	1	1,270	33	1,614	34
Sub-prime	—	—	896	56	896	56
Other	547	1	791	9	1,338	10
Total asset-backed securities	2,364	17	7,982	207	10,346	224
Non-U.S. debt securities:
Mortgage-backed securities	1,350	2	170	2	1,520	4
Other	581	4	328	3	909	7
Total non-U.S. debt securities	1,931	6	498	5	2,429	11
State and political subdivisions	610	3	1,315	34	1,925	37
Collateralized mortgage obligations	731	2	311	10	1,042	12
Other U.S. debt securities	327	2	244	10	571	12
Total	$8,532	$39	$16,983	$385	$25,515	$424
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$76	$1	$4,891	$146	$4,967	$147
Asset-backed securities:
Student Loans	780	3	192	1	972	4
Other	124	1	—	—	124	1
Total asset-backed securities	904	4	192	1	1,096	5
Non-U.S. debt securities:
Mortgage-backed securities	507	3	590	19	1,097	22
Asset-backed securities	699	1	—	—	699	1
Total non-U.S. debt securities	1,206	4	590	19	1,796	23
Collateralized mortgage obligations	422	4	547	11	969	15
Total	$2,608	$13	$6,220	$177	$8,828	$190

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities as of September 30, 2015:

(In millions)	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$1,403	$9,228	$2,245	$478
Mortgage-backed securities	135	2,268	3,784	12,642
Asset-backed securities:
Student loans	335	3,858	2,271	1,180
Credit cards	144	262	1,098	—
Sub-prime	6	5	4	443
Other	29	292	758	876
Total asset-backed securities	514	4,417	4,131	2,499
Non-U.S. debt securities:
Mortgage-backed securities	1,554	3,134	657	2,571
Asset-backed securities	391	2,475	136	196
Government securities	2,647	1,064	—	—
Other	1,407	2,927	668	—
Total non-U.S. debt securities	5,999	9,600	1,461	2,767
State and political subdivisions	616	2,372	5,075	1,911
Collateralized mortgage obligations	333	215	490	2,261
Other U.S. debt securities	983	1,716	174	34
Total	$9,983	$29,816	$17,360	$22,592
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$1,625	$6,197	$109
Mortgage-backed securities	2	6	7	31
Asset-backed securities:
Student loans	—	193	313	1,136
Credit cards	—	630	267	—
Other	60	232	109	3
Total asset-backed securities	60	1,055	689	1,139
Non-U.S. debt securities:
Mortgage-backed securities	362	815	100	1,428
Asset-backed securities	276	1,320	151	—
Government securities	123	—	113	—
Other	23	44	—	—
Total non-U.S. debt securities	784	2,179	364	1,428
State and political subdivisions	2	—	—	—
Collateralized mortgage obligations	350	143	494	799
Total	$1,198	$5,008	$7,751	$3,506
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present gross realized gains and losses from sales of available-for-sale securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the periods indicated:

	Three Months Ended September 30,
(In millions)	2015	2014
Gross realized gains from sales of available-for-sale securities	$15	$48
Gross realized losses from sales of available-for-sale securities	(17)	(48)
Net impairment losses:
Losses reclassified (from) to other comprehensive income	—	—
Net impairment losses(1)	—	—
Losses related to investment securities, net	$(2)	$—
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$—
Impairment associated with adverse changes in timing of expected future cash flows	—	—
Net impairment losses	$—	$—

	Nine Months Ended September 30,
(In millions)	2015	2014
Gross realized gains from sales of available-for-sale securities	$57	$64
Gross realized losses from sales of available-for-sale securities	(62)	(49)
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(1)
Losses reclassified (from) to other comprehensive income	—	(10)
Net impairment losses(1)	(1)	(11)
Gains (losses) related to investment securities, net	$(6)	$4
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(10)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)
Net impairment losses	$(1)	$(11)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated. The beginning balance represents the amount related to credit losses on debt securities held by us at the beginning of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. Additions represent increases to the amount related to the credit loss for which an other-than-temporary impairment was previously recognized. Deductions represent previously recognized losses related to securities sold or matured and losses related to securities intended or required to be sold.

	Nine Months Ended September 30,
(In millions)	2015	2014
Balance, beginning of period (December 31, 2014 and 2013, respectively)	$115	$122
Additions:
Losses for which other-than-temporary impairment was previously recognized	1	11
Reductions:
Previously recognized losses related to securities sold or matured	(22)	(11)
Losses related to securities intended or required to be sold	—	(6)
Balance, end of period	$94	$116
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In the three months ended September 30, 2015 and three months ended September 30, 2014, no other-than-temporary impairment was recorded. In the nine months ended September 30, 2015 we recorded $1 million of other-than-temporary impairment compared to $11 million in the nine months ended September 30, 2014:
Three and nine months ended September 30, 2015:

•	zero and $1 million (non-U.S. mortgage-backed securities), respectively, resulted from adverse changes in the timing of expected future cash flows from the securities.
Three and nine months ended September 30, 2014:

•	zero and $1 million in non-U.S. residential mortgage-backed securities resulted from adverse changes in the timing of expected future cash flows from the securities.

•	zero and $10 million (U.S. non-agency commercial mortgage-backed securities), respectively, were both associated with expected credit losses.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding other-than-temporary impairment recorded in the nine months ended September 30, 2015, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $571 million as of September 30, 2015, related to 1,150 securities, to be temporary, and not the result of any material changes in the credit characteristics of the securities.

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
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014
Institutional:
Investment funds:
U.S.	$11,875	$11,388
Non-U.S.	2,144	2,333
Commercial and financial:
U.S.	3,328	3,061
Non-U.S.	653	256
Purchased receivables:
U.S.	99	124
Non-U.S.	—	6
Lease financing:
U.S.	337	335
Non-U.S.	580	668
Total institutional	19,016	18,171
Commercial real estate:
U.S.	51	28
Total loans and leases	19,067	18,199
Allowance for loan losses	(48)	(38)
Loans and leases, net of allowance for loan losses	$19,019	$18,161
Short-duration advances to our clients included in the institutional segment were $4.56 billion and $3.54 billion as of September 30, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $2.93 billion and $2.07 billion of senior secured bank loans as of September 30, 2015 and December 31, 2014, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

tables presented below. As of September 30, 2015 and December 31, 2014, our allowance for loan losses included approximately $37 million and $26 million, respectively, related to these loans.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional				Commercial Real Estate
September 30, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,683	$1,001	$99	$890	$—	$28	$15,701
Speculative(2)	336	2,955	—	27	23	—	3,341
Special mention(3)	—	25	—	—	—	—	25
Total	$14,019	$3,981	$99	$917	$23	$28	$19,067

	Institutional				Commercial Real Estate
December 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Property Development	Other	Total Loans and Leases
(In millions)
Investment grade(1)	$13,304	$1,011	$130	$976	$—	$—	$15,421
Speculative(2)	417	2,306	—	27	—	28	2,778
Total	$13,721	$3,317	$130	$1,003	$—	$28	$18,199

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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	September 30, 2015			December 31, 2014
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Collectively evaluated for impairment(1)	$19,016	$51	$19,067	$18,171	$28	$18,199
Total	$19,016	$51	$19,067	$18,171	$28	$18,199

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of September 30, 2015 and December 31, 2014, all of the allowance for loan losses of $48 million and $38 million, respectively, related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents information related to our recorded investment in impaired loans and leases as of the dates indicated:

	September 30, 2015		December 31, 2014
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Recorded Investment	Unpaid Principal Balance(1)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$34
CRE—other—acquired credit-impaired	—	22	—	22
Total CRE	$—	$56	$—	$56

(1) As of September 30, 2015 and December 31, 2014, all of the allowance for loan losses of $48 million and $38 million, respectively, related to institutional and CRE loans collectively evaluated for impairment.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings in the nine months ended September 30, 2015 and the year ended December 31, 2014.
As of September 30, 2015 and December 31, 2014, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$43	$32
Provisions	5	2
Ending balance	$48	$34

	Nine Months Ended September 30,
	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$37	$28
Provisions	11	6
Ending balance	$48	$34

(1) As of September 30, 2015, approximately $37 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial-and-financial loans in the institutional segment.

The provision of $11 million recorded in the nine months ended September 30, 2015 included a provision of $5 million, recorded in the three months ended September 30, 2015, as a result of our exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Nine Months Ended September 30,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,793	$33	$5,826	$5,999	$37	$6,036
Foreign currency translation	(108)	(2)	(110)	(134)	(3)	(137)
Ending balance	$5,685	$31	$5,716	$5,865	$34	$5,899
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Nine Months Ended September 30,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,998	$27	$2,025	$2,321	$39	$2,360
Amortization	(141)	(6)	(147)	(155)	(7)	(162)
Foreign currency translation and other, net	(56)	(2)	(58)	(75)	(2)	(77)
Ending balance	$1,801	$19	$1,820	$2,091	$30	$2,121
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2015			December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,503	$(1,175)	$1,328	$2,569	$(1,088)	$1,481
Core deposits	672	(239)	433	688	(219)	469
Other	157	(98)	59	214	(139)	75
Total	$3,332	$(1,512)	$1,820	$3,471	$(1,446)	$2,025

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014
Collateral deposits, net	$23,041	$18,134
Unrealized gains on derivative financial instruments, net	5,387	7,934
Bank-owned life insurance	3,057	2,402
Investments in joint ventures and other unconsolidated entities	2,047	1,798
Accounts receivable	1,225	513
Receivable for securities settlement	414	218
Prepaid expenses	309	259
Income taxes receivable	199	396
Deferred tax assets, net of valuation allowance	187	214
Deposits with clearing organizations	135	197
Other(1)	504	535
Total	$36,505	$32,600

(1)	Includes other real estate owned of approximately zero and $62 million as of September 30, 2015 and December 31, 2014, respectively.
Note 7.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to note 10 on pages 159 to 160 of the 2014 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit totaling $22.28 billion and $24.43 billion as of September 30, 2015 and December 31, 2014, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of September 30, 2015, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Guarantees:
Off-balance sheet guarantees comprise indemnified securities financing, stable value protection, asset purchase agreements, and standby letters of credit. The following table, which presents the aggregate gross contractual amounts of our off-balance sheet guarantees as of the dates indicated, does not consider the value of any collateral, which may mitigate any potential loss. Amounts presented do not reflect participations to independent third parties.

(In millions)	September 30, 2015	December 31, 2014
Indemnified securities financing	$330,821	$349,766
Stable value protection	23,588	23,409
Asset purchase agreements	4,322	4,107
Standby letters of credit	4,769	4,720
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014
Fair value of indemnified securities financing	$330,821	$349,766
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	341,789	364,411
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	78,407	85,309
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	82,582	90,819
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2015 and December 31, 2014, we had approximately $21.21 billion and $15.94 billion, respectively, of collateral provided and approximately $3.35 billion and $6.48 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
Stable Value Protection
In the normal course of our business, we offer products that provide book-value protection, primarily

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of September 30, 2015, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $605 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
Securities Finance
Two related participants in our agency securities lending program have brought suit against us challenging actions taken by us in response to their withdrawal from the program. We believe that certain withdrawals by these participants were inconsistent with the redemption policy applicable to the agency lending collateral pools and, consequently, redeemed their remaining interests through an in-kind distribution that reflected the assets these participants would have received had they acted in accordance with the collateral pools' redemption policy. In taking these actions, we believe that we acted in the best interests of all participants in the collateral pools. The two participants have asserted damages of more than $125 million, plus prejudgment interest and other enhanced damages, an amount that plaintiffs attribute to alleged deficiencies in the methodology that State Street used to construct the in-kind distribution and alleged errors in the pricing of the securities that

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

plaintiffs received on or about August 2009. While management does not believe that such difference is an appropriate measure of damages, we have been informed that the participants liquidated these securities in June 2013, and we estimate the loss on those sales to be approximately $11 million. As of September 30, 2015, we had $10 million accrued in connection with this matter.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Nine Months Ended September 30, 2015	216

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of September 30, 2015, we have accrued a total of $585 million associated with indirect foreign exchange business. This accrual reflects the current status of our ongoing efforts to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and U.S. civil litigants with regard to our indirect foreign exchange business. Although we believe these recorded legal accruals will address the financial demands associated with these claims, significant non-financial terms remain outstanding. In addition, there can be no assurance that other claims will not be asserted in the future. Consequently, there can be no assurance that we will enter into these settlements, that the cost of any settlements or other resolutions of any such matters will not materially exceed our accruals or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us. An adverse outcome with respect to one or more claims, whether or not currently asserted, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of September 30, 2015, we had remaining accruals of approximately $2.5 million for indemnification costs associated with this matter.

Public Retirement Plans
On June 18, 2015, State Street announced that the enforcement staff of the U.S. Securities and Exchange Commission had provided it with a “Wells” notice. The notice relates to an SEC investigation into our solicitation of asset servicing business for public retirement plans during a period ending in 2011. The investigation includes our use of consultants and lobbyists and, in at least one instance, political contributions by one of our consultants during and after a public bidding process. The Wells notice informs State Street that the SEC staff intends to ask the Commission for permission to bring a civil enforcement action that would allege violations of the securities laws (i.e., Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder). State Street has submitted its response to the SEC staff’s position. We are also in discussions with the staff concerning possible bases for bringing this matter to a close.
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
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits have decreased from approximately $163 million as of December 31, 2014 to $52 million as of September 30, 2015 due to the approval of a tax refund.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of September 30, 2015 for tax exposures.
Note 9.    Variable Interest Entities
For additional information on our variable interest entities, or VIEs, refer to note 12 on pages 162 to 164 of the 2014 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as investment securities available for sale and other short-term borrowings. As of September 30, 2015 and December 31, 2014, we carried investment securities available for sale, composed of securities related to state and political subdivisions, with a fair value of $2.15 billion and $2.27 billion, respectively, and other short-term borrowings of $1.79 billion and $1.87 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 5.4 years as of September 30, 2015, compared to approximately 5.9 years as of December 31, 2014.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.79 billion and $598 million, respectively, as of September 30, 2015, none of which was utilized as of that date.

Interests in Sponsored Investment Funds:
As of September 30, 2015, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $497 million and $403 million, respectively. As of December 31, 2014, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $65 million and $13 million, respectively.
As of September 30, 2015, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $62 million and represented the value of our economic ownership interest in the fund.
As of September 30, 2015 and December 31, 2014, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $86 million and $45 million as of September 30, 2015 and December 31, 2014, respectively, and represented the carrying value of our seed capital investment, which is recorded in either investment securities available for sale or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

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
In the three months ended September 30, 2015, we declared dividends on our Series F preferred stock of $1,663 per share, or approximately $16.63 per depositary share, totaling approximately $12 million. We did not declare a dividend on the Series F preferred stock in the first six months of 2015.
Preferred Stock, Series E
In the three months ended September 30, 2015, we declared dividends on our Series E preferred stock of $1,500 per share, or approximately $0.38 per depositary share, totaling approximately $11 million. In the nine months ended September 30, 2015, we declared dividends on our Series E preferred stock of $4,833 per share, or approximately $1.22 per depositary share, totaling approximately $36 million. We did not declare a dividend on the Series E preferred stock in the first nine months of September 30, 2014.

Preferred Stock, Series D
In the three months ended September 30, 2015, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the nine months ended September 30, 2015, we declared aggregate dividends on our Series D preferred stock of $4,425 per share, or approximately $1.11 per depositary share, totaling approximately $33 million. In the three months ended September 30, 2014, we declared aggregate dividends on our Series D preferred stock of $1,475 per share, or approximately $0.37 per depositary share, totaling approximately $11 million. In the nine months ended September 30, 2014, we declared aggregate dividends on our Series D preferred stock of $3,130 per share, or approximately $0.78 per depositary share, totaling approximately $23 million.
Preferred Stock, Series C
In the three months ended September 30, 2015, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the nine months ended September 30, 2015, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.99 per depositary share, totaling approximately $20 million. In the three months ended September 30, 2014, we declared aggregate dividends on our Series C preferred stock of $1,313 per share, or approximately $0.33 per depositary share, totaling approximately $7 million. In the nine months ended September 30, 2014, we declared aggregate dividends on our Series C preferred stock of $3,939 per share, or approximately $0.99 per depositary share, totaling approximately $20 million.
Common Stock:
In March 2015 our Board of Directors, or Board, approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. In the three months ended September 30, 2015, we purchased approximately 4.8 million shares of our common stock at an average per-share cost of $72.43 and an aggregate cost of approximately $350 million under this program. In the nine months ended September 30, 2015, we purchased approximately 9.3 million shares of our common stock at an average per-share cost of $75.47 and an aggregate cost of approximately $700 million under this program.
In the three months ended March 31, 2015, we purchased approximately 6.3 million shares of our common stock at an average per-share cost of $74.88 and an aggregate cost of approximately $470

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

million under a previous program approved by the Board in March 2014. As of March 31, 2015, no shares remained available for purchases of our common stock under the program.
Under both programs, in the nine months ended September 30, 2015, we purchased in the aggregate approximately 15.6 million shares of our common stock at an average per-share cost of $75.23 and an aggregate cost of $1,170 million. Shares acquired under the programs which remained unissued as of September 30, 2015 were recorded as treasury stock in our consolidated statement of condition as of September 30, 2015.

In the three months ended September 30, 2015, we declared aggregate common stock dividends of $0.34 per share, totaling approximately $138 million. In the three months ended September 30, 2014, we declared aggregate common stock dividends of $0.30 per share, totaling approximately $126 million. In the nine months ended September 30, 2015, we declared aggregate common stock dividends of $0.98 per share, totaling approximately $401 million, compared to aggregate common stock dividends of $0.86 per share, totaling approximately $366 million, declared in the nine months ended September 30, 2014.

Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014
Net unrealized gains on cash flow hedges	$322	$276
Net unrealized gains (losses) on available-for-sale securities portfolio	180	273
Net unrealized gains (losses) related to reclassified available-for-sale securities	26	39
Net unrealized gains (losses) on available-for-sale securities	206	312
Net unrealized losses on available-for-sale securities designated in fair value hedges	(129)	(121)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	1
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(18)	(29)
Net unrealized losses on retirement plans	(253)	(272)
Foreign currency translation	(1,215)	(660)
Total	$(1,101)	$(507)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	44	(112)	—	12	—	(555)	(611)
Amounts reclassified into earnings	2	(3)	—	(1)	19	—	17
Other comprehensive income (loss)	46	(115)	—	11	19	(555)	(594)
Balance as of September 30, 2015	$322	$77	$(14)	$(18)	$(253)	$(1,215)	$(1,101)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2014
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	54	425	—	15	(1)	(518)	(25)
Amounts reclassified into earnings	2	(9)	—	1	19	—	13
Other comprehensive income (loss)	56	416	—	16	18	(518)	(12)
Balance as of September 30, 2014	$217	$195	$(14)	$(31)	$(185)	$(289)	$(107)
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$1	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities	(1)	—	Net gains (losses) from sales of available-for-sale securities
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($3) and tax benefit of $3, respectively	4	2	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$4	$3

	Nine Months Ended September 30,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $1 and $1, respectively	$2	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related tax benefit of $1 and related taxes of ($6), respectively	(3)	(9)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($4) and ($2), respectively	19	19	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$17	$13
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of September 30, 2015, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of September 30, 2015, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2015 that have changed the capital categorization of State Street Bank.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2015(1)	Basel III Standardized Approach September 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches September 30, 2015(1)	Basel III Standardized Approach September 30, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,246	$10,246	$10,295	$10,295	$10,924	$10,924	$10,867	$10,867
Retained earnings			15,795	15,795	14,882	14,882	10,886	10,886	9,416	9,416
Accumulated other comprehensive income (loss)			(1,177)	(1,177)	(641)	(641)	(1,011)	(1,011)	(535)	(535)
Treasury stock, at cost			(6,143)	(6,143)	(5,158)	(5,158)	—	—	—	—
Total			18,721	18,721	19,378	19,378	20,799	20,799	19,748	19,748
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,987)	(5,987)	(5,869)	(5,869)	(5,687)	(5,687)	(5,577)	(5,577)
Other adjustments			(62)	(62)	(36)	(36)	(92)	(92)	(128)	(128)
Common equity tier 1 capital			12,672	12,672	13,473	13,473	15,020	15,020	14,043	14,043
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(94)	(94)	(145)	(145)	—	—	—	—
Tier 1 capital			15,518	15,518	15,764	15,764	15,020	15,020	14,043	14,043
Qualifying subordinated long-term debt			1,438	1,438	1,618	1,618	1,452	1,452	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
ALLL and other			12	69	—	—	9	69	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$17,683	$17,740	$17,861	$17,861	$16,481	$16,541	$15,677	$15,677
Risk-weighted assets:
Credit risk			$55,914	$103,004	$66,874	$87,502	$50,936	$97,803	$59,836	$84,433
Operational risk			44,014	NA	35,866	NA	43,413	NA	35,449	NA
Market risk(5)			4,437	2,761	5,087	2,910	4,397	2,761	5,048	2,909
Total risk-weighted assets			$104,365	$105,765	$107,827	$90,412	$98,746	$100,564	$100,333	$87,342
Adjusted quarterly average assets			$244,553	$244,553	$247,740	$247,740	$239,610	$239,610	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.1%	12.0%	12.5%	14.9%	15.2%	14.9%	14.0%	16.1%
Tier 1 capital	6.0	5.5	14.9	14.7	14.6	17.4	15.2	14.9	14.0	16.1
Total capital	8.0	8.0	16.9	16.8	16.6	19.8	16.7	16.4	15.6	17.9
Tier 1 leverage	4.0	4.0	6.3	6.3	6.4	6.4	6.3	6.3	5.8	5.8

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of September 30, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2015.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. For information on our derivative instruments, including the related accounting policies, refer to note 16 on pages 173 to 179 in the 2014 Form 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2015 and December 31, 2014, we had recorded approximately $1.45 billion and $1.79 billion, respectively, of cash collateral received from counterparties and approximately $2.50 billion and $4.79 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of September 30, 2015 and December 31, 2014 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2015 totaled approximately $1.41 billion, against which we had $14 million underlying collateral, due to timing differences with respect to the market-to market valuation of the collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of September 30, 2015 was approximately $1.39 billion. Such accelerated settlement would not affect our consolidated results of operations.
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
 Fair Value Hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged trusts had a

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

weighted-average life of approximately 5.4 years as of September 30, 2015, compared to 5.9 years as of December 31, 2014.
We have entered into interest-rate swap agreements to modify our interest expense on seven senior notes and two subordinated notes from fixed rates to floating rates. The senior notes mature in 2017, 2018, 2020, 2021, 2023, 2024 and 2025 and pay fixed interest at annual rates of 5.38%, 1.35%, 2.55%, 4.38%, 3.70%, 3.30% and 3.55%, respectively. The subordinated notes mature in 2018 and 2023 and pay fixed interest at annual rates of 4.96% and 3.10%, respectively. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes.
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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$360	$645
Options and caps purchased	1	7
Options and caps written	1	7
Futures	16,078	3,939
Foreign exchange contracts:
Forward, swap and spot	1,345,774	1,231,344
Options purchased	989	2,767
Options written	938	2,404
Credit derivative contracts:
Credit swap agreements	37	191
Commodity and equity contracts:
Commodity(1)	138	26
Equity(1)	53	2
Other:
Stable value contracts	23,588	23,409
Deferred value awards(2)	351	210
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	9,407	6,077
Foreign exchange contracts:
Forward and swap	13,052	2,705

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

September 30, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$1,707
Long-term debt(2)	7,700
Total	$9,407

December 31, 2014
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,577
Long-term debt(2)	3,500
Total	$6,077

(1) As of September 30, 2015 there were no interest-rate contracts designated as cash flow hedges.
(2) As of September 30, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $217 million. As of December 31, 2014, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.59%	2.35%	3.44%	2.64%

	Nine Months Ended September 30,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.60%	2.51%	3.45%	2.66%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in note 2.

Derivative Assets(1)
	Fair Value
(In millions)	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,102	$14,626
Interest-rate contracts	3	15
Other derivative contracts	5	2
Total	$10,110	$14,643
Derivatives designated as hedging instruments:
Foreign exchange contracts	$632	$509
Interest-rate contracts	229	62
Total	$861	$571

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,269	$14,922
Other derivative contracts	105	70
Interest-rate contracts	2	16
Total	$10,376	$15,008
Derivatives designated as hedging instruments:
Interest-rate contracts	$205	$223
Foreign exchange contracts	28	3
Total	$233	$226

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$177	$163	$546	$441
Interest-rate contracts	Trading services revenue	—	1	(1)	—
Credit derivative contracts	Processing fees and other revenue	—	—	—	(1)
Other derivative contracts	Trading services revenue	(1)	1	1	1
Total		$176	$165	$546	$441

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$28	$18	$121	$89
Total		$28	$18	$121	$89

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015			Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(80)	$(132)	Investment securities	Processing fees and other revenue	$80	$132
Foreign exchange contracts	Processing fees and other revenue	(13)	102	FX deposit	Processing fees and other revenue	13	(102)
Interest-rate contracts	Processing fees and other revenue	(25)	(13)	Available-for-sale securities	Processing fees and other revenue(1)	26	14
Interest-rate contracts	Processing fees and other revenue	182	165	Long-term debt	Processing fees and other revenue	(176)	(159)
Total		$64	$122			$(57)	$(115)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
(In millions)		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(82)	$(22)	Investment securities	Processing fees and other revenue	$82	$22
Interest-rate contracts	Processing fees and other revenue	24	(17)	Available-for-sale securities	Processing fees and other revenue(1)	(23)	15
Interest-rate contracts	Processing fees and other revenue	(8)	88	Long-term debt	Processing fees and other revenue	9	(80)
Total		$(66)	$49			$68	$(43)

(1) Represents amounts reclassified out of or into other comprehensive income, or OCI. For the three and nine months ended September 30, 2015, $16 million and $9 million, respectively, of unrealized losses on available-for-sale securities designated in fair value hedges were recognized in OCI. For the three and nine months ended September 30, 2014, $14 million and $9 million, respectively, of unrealized gains and losses, respectively, on available-for-sale securities designated in fair value hedges were recognized in OCI.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$(1)	$(3)	Net interest revenue	$—	$—
Foreign exchange contracts	40	81	Net interest revenue	—	—	Net interest revenue	2	6
Total	$40	$81		$(1)	$(3)		$2	$6

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
(In millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$(3)	Net interest revenue	$(1)	$(3)	Net interest revenue	$1	$3
Foreign exchange contracts	92	28	Net interest revenue	—	—	Net interest revenue	2	4
Total	$91	$25		$(1)	$(3)		$3	$7

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
As of September 30, 2015 and December 31, 2014, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $8.56 billion and $2.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $6.54 billion and $125 million, respectively.

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$10,734	$(4,729)	$6,005	$15,135	$(6,275)	$8,860
Interest-rate contracts	232	(9)	223	77	(21)	56
Equity derivative contracts	1	(1)	—	—	—	—
Other derivative contracts	4	(3)	1	2	(1)	1
Cash collateral netting	—	(842)	(842)	—	(983)	(983)
Total derivatives	$10,971	$(5,584)	$5,387	$15,214	$(7,280)	$7,934
Other financial instruments:
Resale agreements and securities borrowing(3)	$67,065	$(36,705)	$30,360	$47,488	$(29,157)	$18,331
Total derivatives and other financial instruments	$78,036	$(42,289)	$35,747	$62,702	$(36,437)	$26,265

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $30,360 million as of September 30, 2015 were $9,155 million of resale agreements and $21,205 million of collateral provided related to securities borrowing. Included in the $18,331 million as of December 31, 2014 were $2,390 million of resale agreements and $15,941 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received	Net Amount(2)
Derivatives	$5,387	$—	$(410)	$4,977	$7,934	$—	$(1,490)	$6,444
Resale agreements and securities borrowing	30,360	(48)	(29,780)	532	18,331	(128)	(18,157)	46
Total	$35,747	$(48)	$(30,190)	$5,509	$26,265	$(128)	$(19,647)	$6,490

(1) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(2)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$10,297	$(4,729)	$5,568	$14,925	$(6,275)	$8,650
Interest-rate contracts	207	(9)	198	239	(20)	219
Equity derivative contracts	1	(1)	—	—	—	—
Other derivative contracts	104	(3)	101	70	(1)	69
Cash collateral netting	—	(1,751)	(1,751)	—	(2,630)	(2,630)
Total derivatives	$10,609	$(6,493)	$4,116	$15,234	$(8,926)	$6,308
Other financial instruments:
Repurchase agreements and securities lending(3)	$48,002	$(36,705)	$11,297	$44,562	$(29,157)	$15,405
Total derivatives and other financial instruments	$58,611	$(43,198)	$15,413	$59,796	$(38,083)	$21,713

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Amounts subject to netting arrangements which have been determined to be legally enforceable.
(3) Included in the $11,297 million as of September 30, 2015 were $7,760 million of repurchase agreements and $3,537 million of collateral received related to securities lending. Included in the $15,405 million as of December 31, 2014 were $8,925 million of repurchase agreements and $6,480 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to note 7 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	September 30, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition(1)				Gross Amounts Not Offset in Statement of Condition(1)
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided	Net Amount(2)
Derivatives	$4,116	$—	$(58)	$4,058	$6,308	$—	$(19)	$6,289
Repurchase agreements and securities lending	11,297	(48)	(9,053)	2,196	15,405	(128)	(13,872)	1,405
Total	$15,413	$(48)	$(9,111)	$6,254	$21,713	$(128)	$(13,891)	$7,694

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

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of September 30, 2015:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements
US Treasury and agency securities	$39,883	$—	$—	$39,883
Non-US sovereign debt	—	178	—	178
Total	$39,883	$178	$—	$40,061
Securities lending transactions
Equity securities	7,435	—	506	7,941
Total	$7,435	$—	$506	$7,941
Gross amount of recognized liabilities for repurchase agreements and securities lending	$47,318	$178	$506	$48,002

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest revenue:
Deposits with banks	$53	$53	$161	$138
Investment securities:
U.S. Treasury and federal agencies	178	165	537	493
State and political subdivisions	57	58	173	173
Other investments	227	320	733	957
Securities purchased under resale agreements	18	9	45	27
Loans and leases	79	64	229	183
Other interest-earning assets	2	2	7	5
Total interest revenue	614	671	1,885	1,976
Interest expense:
Deposits	28	33	67	66
Short-term borrowings	1	—	5	4
Long-term debt	62	60	185	186
Other interest-bearing liabilities	10	8	34	34
Total interest expense	101	101	291	290
Net interest revenue	$513	$570	$1,594	$1,686
Note 15.    Expenses
Acquisition and Restructuring Costs:
The following table presents net acquisition and restructuring costs recorded in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Acquisition costs	$7	$12	$15	$48
Restructuring charges, net	3	8	4	33
Total acquisition and restructuring costs	$10	$20	$19	$81
Acquisition Costs
Acquisition costs recorded in the three and nine months ended September 30, 2015 and 2014 were related to previously disclosed acquisitions.
Restructuring Charges
In the nine months ended September 30, 2015, we recorded net restructuring charges of $4 million compared to $33 million in the nine months ended September 30, 2014. The amounts recorded mainly related to our recently completed Business Operations and Information Technology Transformation program.
Aggregate Restructuring-Related Accrual Activity
The following table presents aggregate activity associated with accruals that resulted from the charges associated with the recently completed Business Operations and Information Technology Transformation program:

(In millions)	Employee- Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance as of December 31, 2014	$40	$24	$7	$71
Additional accruals for Business Operations and Information Technology Transformation program	(4)	(4)	—	(8)
Additional accruals for 2012 expense control measures	—	—	11	11
Payments and adjustments	(21)	(8)	(13)	(42)
Balance as of September 30, 2015	$15	$12	$5	$32
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014
Net income	$585	$560
Less:
Preferred stock dividends	(42)	(18)
Dividends and undistributed earnings allocated to participating securities(1)	—	—
Net income available to common shareholders	$543	$542
Average common shares outstanding (in thousands):
Basic average common shares	406,612	421,974
Effect of dilutive securities: common stock options and common stock awards	5,555	7,762
Diluted average common shares	412,167	429,736
Anti-dilutive securities(2)	619	876
Earnings per Common Share:
Basic	$1.34	$1.28
Diluted(3)	1.32	1.26

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014
Net income	$1,416	$1,545
Less:
Preferred stock dividends	(102)	(43)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(2)
Net income available to common shareholders	$1,313	$1,500
Average common shares outstanding (in thousands):
Basic average common shares	409,816	426,775
Effect of dilutive securities: common stock options and common stock awards	5,956	7,735
Diluted average common shares	415,772	434,510
Anti-dilutive securities(2)	675	1,502
Earnings per Common Share:
Basic	$3.20	$3.52
Diluted(3)	3.16	3.45

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
(Dollars in millions, except where otherwise noted)
Servicing fees	$1,294	$1,302	$—	$—	$—	$—	$1,294	$1,302
Management fees	—	—	287	316	—	—	287	316
Trading services	283	266	11	12	—	—	294	278
Securities finance	113	99	—	—	—	—	113	99
Processing fees and other	131	25	(11)	(8)	—	—	120	17
Total fee revenue	1,821	1,692	287	320	—	—	2,108	2,012
Net interest revenue	514	566	(1)	4	—	—	513	570
Gains (losses) related to investment securities, net	(2)	—	—	—	—	—	(2)	—
Total revenue	2,333	2,258	286	324	—	—	2,619	2,582
Provision for loan losses	5	2	—	—	—	—	5	2
Total expenses	1,673	1,642	204	236	85	14	1,962	1,892
Income before income tax expense	$655	$614	$82	$88	$(85)	$(14)	$652	$688
Pre-tax margin	28%	27%	29%	27%			25%	27%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
(Dollars in millions, except where otherwise noted)
Servicing fees	$3,892	$3,828	$—	$—	$—	$—	$3,892	$3,828
Management fees	—	—	892	908	—	—	892	908
Trading services	869	756	30	35	—	—	899	791
Securities finance	369	331	—	—	—	—	369	331
Processing fees and other	212	122	(14)	(5)	—	—	198	117
Total fee revenue	5,342	5,037	908	938	—	—	6,250	5,975
Net interest revenue	1,593	1,675	1	11	—	—	1,594	1,686
Gains (losses) related to investment securities, net	(6)	4	—	—	—	—	(6)	4
Total revenue	6,929	6,716	909	949	—	—	7,838	7,665
Provision for loan losses	11	6	—	—	—	—	11	6
Total expenses	5,389	4,907	711	706	93	157	6,193	5,770
Income before income tax expense	$1,529	$1,803	$198	$243	$(93)	$(157)	$1,634	$1,889
Pre-tax margin	22%	27%	22%	26%			21%	25%

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Non-U.S. Activities
We generally define our non-U.S. activities as those revenue-producing business activities that arise from clients domiciled outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates, assumptions and other judgments are applied to quantify the financial results and assets related to our non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Management periodically reviews and updates its processes for quantifying the financial results and assets related to our non-U.S. activities.

The following table presents our U.S. and non-U.S. financial results for the periods indicated.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,173	$1,446	$2,619	$1,181	$1,401	$2,582
Income before income taxes	341	311	652	385	303	688

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$3,470	$4,368	7,838	$3,454	$4,211	$7,665
Income before income taxes	1,033	601	1,634	987	902	1,889
Non-U.S assets were $63.3 billion and $57.9 billion as of September 30, 2015 and 2014, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, and changes in shareholders' equity, and cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 20, 2015. In our opinion, the information set forth in the accompanying consolidated statement of condition of the Corporation as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 6, 2015

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
The following table presents purchases of our common stock under this program and related information for each of the months in the quarter ended September 30, 2015. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2015	—	$—	$—	$1,450
August 1 - August 31, 2015	2,366	74.00	175	1,275
September 1 - September 30, 2015	2,467	70.91	175	1,100
Total	4,833	$72.43	$350	$1,100
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 6, 2015	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2015	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.2
By-Laws of State Street Corporation, as amended and restated through October 15, 2015 (filed as Exhibit 3.2 to State Street's current report on Form 8-K (File No. 001-07511) filed with the SEC on October 20, 2015 and incorporated herein by reference)

4.1
(Note: none of the instruments defining the rights of the holders of State Street's outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street agrees to furnish to the SEC upon request, a copy of any such instrument with respect to long-term debt of State Street and its subsidiaries.)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2015 and 2014, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2015 and 2014, (iii) consolidated statement of condition as of September 30, 2015 and December 31, 2014, (iv) consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2015 and 2014, (v) consolidated statement of cash flows for the nine months ended September 30, 2015 and 2014, and (vi) condensed notes to consolidated financial statements.