Form 10-K
period 2015-12-31
STATE STREET CORP
filed 2016-02-19
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
617-786-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/100th ownership interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, without par value per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ¨  No  x
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($77.00) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $31.21 billion
The number of shares of the registrant’s common stock outstanding as of January 31, 2016 was 400,017,186.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before April 29, 2016 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2015

ACRONYMS

ABS	Asset-backed securities	FSB	Financial Stability Board
AIFMD	Alternative Investment Fund Managers Directive	FSOC	Financial Stability Oversight Council
		FX	Foreign exchange
AFS	Available-for-sale	GAAP	Generally accepted accounting principals
ALCO	Asset-Liability Committee	GCR	Global credit review
ALLL	Allowance for loan and lease losses	G-SIB	Global systemically important banks
AML	Anti-money laundering	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUCA	Assets under custody and administration	IDI	Insured depository institution
AUM	Assets under management	ISDA	International Swaps and Derivatives Association
BCBS	Basel Committee on Banking Supervision	LCR(1)	Liquidity coverage ratio
BCRC	Business Conduct Risk Committee	LDA model	Loss distribution approach model
BOC	Basel Oversight Committee	LEDR	Loss Event Data Repository
CAP	Capital adequacy process	LTD	Long term debt
CCAR	Comprehensive Capital Analysis and Review	MiFID	Markets in Financial Instruments Directive
CD	Certificates of deposit	MRAC	Management Risk and Capital Committee
CEO	Chief Executive Officer	MRC	Model Risk Committee
CET1(1)	Common equity tier 1	MVG	Model Validation Group
CFO	Chief Financial Officer	NAV	Net asset value
CFP	Contingency funding plan	NIR	Net interest revenue
CFTC	Commodity Futures Trading Commission	NSFR(1)	Net stable funding ratio
CIS	Corporate Information Security	NYSE	New York Stock Exchange
CLO	Collateralized loan obligations	OCI	Other comprehensive income (loss)
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OFAC	Office of Foreign Assets Control
		ORM	Operational risk management
CRE	Commercial real estate	OTTI	Other-than-temporary-impairment
CRO	Chief Risk Officer	Parent Company	State Street Corporation
CRPC	Credit Risk & Policy Committee	PCA	Prompt corrective action
CVA	Credit valuation adjustment	PD(1)	Probability-of-default
DIF	Deposit Insurance Fund	PRA	Prudential Regulatory Authority (U.K.)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	P&L	Profit-and-loss
		RC	Risk Committee
E&A Committee	Examining and Audit Committee	RCSA	Risk and control self-assessment
EAD(1)	Exposure-at-default	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SEC	Securities and Exchange Commission
ECC	Executive Compensation Committee	SERP	Supplemental executive retirement plans
EMIR	European Market Infrastructure Resolution	SIFI	Systemically important financial institutions
EPS	Earnings per share	SLR(1)	Supplementary leverage ratio
ERISA	Employee Retirement Income Security Act	SOX	Sarbanes-Oxley Act of 2002
ERM	Enterprise Risk Management	SSGA	State Street Global Advisors
ETF	Exchange-Traded Fund	SSGA FM	State Street Global Advisors Funds Management, Inc.
EVE	Economic value of equity
FASB	Financial Accounting Standards Board	SSGA Ltd.	State Street Global Advisors Limited
FCA	Financial Conduct Authority	State Street Bank	State Street Bank and Trust Company
FDIC	Federal Deposit Insurance Corporation	TLAC(1)	Total loss-absorbing capacity
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	TMRC	Trading and Markets Risk Committee
		TORC	Technology and Operational Risk Committee
Federal Reserve	Board of Governors of the Federal Reserve System	UCITS	Undertakings for Collective Investments in Transferable Securities
FFELP	Federal Family Education Loan Program	UOM	Unit of measure
FHLB	Federal Home Loan Bank of Boston	VaR	Value-at-risk
FRB	Federal Reserve Bank of Boston	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.

PART I
ITEM 1.BUSINESS
GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $27.51 trillion of AUCA and $2.25 trillion of AUM as of December 31, 2015.
As of December 31, 2015, we had consolidated total assets of $245.19 billion, consolidated total deposits of $191.63 billion, consolidated total shareholders' equity of $21.10 billion and 32,356 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
On the “Investor Relations” section of our corporate website at www.investors.statestreet.com, we make available, free of charge, all reports we electronically file with, or furnish to, the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites is not part of this Form 10-K.
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

We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act and resolution plan disclosures required under the Dodd-Frank Act on the “Investor Relations” section of our website under "Filings and Reports."
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-K.
BUSINESS DESCRIPTION
Overview
We conduct our business primarily through State Street Bank, which traces its beginnings to the founding of the Union Bank in 1792. State Street Bank's current charter was authorized by a special Act of the Massachusetts Legislature in 1891, and its present name was adopted in 1960. State Street Bank operates as a specialized bank, referred to as a trust or custody bank, that services and manages assets on behalf of its institutional clients.
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
Investment Servicing
Our Investment Servicing line of business performs core custody and related value-added functions, such as providing institutional investors with clearing, settlement and payment services. Our financial services and products allow our large institutional investor clients to execute financial transactions on a daily basis in markets across the globe. As most institutional investors cannot economically or efficiently build their own technology and operational processes necessary to facilitate their global securities settlement needs, our role as a global trust and custody bank is generally to aid our clients to efficiently perform services associated with the clearing, settlement and execution of securities transactions and related payments.
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
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2015, we serviced approximately $1.50 trillion of offshore assets in funds located primarily in Luxembourg, Ireland and the Cayman Islands. As of December 31, 2015, we serviced $1.28 trillion of assets under custody and administration in the Asia/Pacific region, and in Japan, we serviced approximately 92% of the trust assets serviced by non-domestic trust banks.
We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2015, we serviced approximately $1.32 trillion of AUCA in such funds.

Investment Management
We provide our Investment Management services through SSGA. SSGA provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles including ETFs such as the SPDR® ETF brand.
Additional information about our lines of business is provided under “Line of Business Information” in Management's Discussion and Analysis included under Item 7, and in Note 24 to the consolidated financial statements included under Item 8 of this Form 10-K. Additional information about our non-U.S. activities is provided in Note 25 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
The parent company has elected to be treated as a financial holding company. A financial holding company and the entities under its control are permitted to engage both in activities closely related to banking and in activities considered “financial in nature” as defined by the Bank Holding Company Act and the Federal Reserve’s implementing rules and interpretations. As a financial holding company, State Street may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly in activities that are defined by the Federal Reserve to be financial in nature, either de novo or by acquisition, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our U.S. depository institution subsidiaries must be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
The Dodd-Frank Act, which became law in July 2010, has had, and will continue to have, a significant effect on the regulatory structure of the financial markets and supervision of bank holding companies, banks and other financial institutions. The Dodd-Frank Act, among other things: established the FSOC to monitor systemic risk posed by financial institutions; enacted new restrictions on proprietary trading and private-fund investment activities by banks and their affiliates, commonly known as the “Volcker rule” (refer to our discussion of the Volcker rule provided below under “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section); created a new framework for the regulation of derivatives and the entities that engage in derivatives trading; altered the regulatory capital treatment of trust preferred and other hybrid capital securities; revised the assessment base that is used by the FDIC to calculate deposit insurance premiums; adopted capital planning and stress test requirements for large bank holding companies, including us; and required large financial institutions to develop plans for their resolution under the U.S. Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure.
In addition, regulatory change is being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III final rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” below in this “Supervision and Regulation” section and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K for a discussion of Basel III) and the AIFMD, the EMIR, revisions to the UCITS directive, revisions to the MiFID, and ongoing review of European Union data protection regulation.
Many aspects of our business are subject to regulation by other U.S. federal and state governmental and regulatory agencies and self-regulatory organizations (including securities exchanges), and by non-U.S. governmental and regulatory agencies and self-regulatory organizations. Some aspects of our public disclosure, corporate governance principles and internal control systems are subject to SOX, the Dodd-Frank Act and regulations and rules of the SEC and the NYSE.
Regulatory Capital Adequacy and Liquidity Standards
Like other U.S. bank holding companies, we and our depository institution subsidiaries are subject to the current U.S. minimum risk-based capital and leverage ratio guidelines, referred to as Basel III. As noted above, the status of our parent company as a financial holding company also requires that we and our depository institution subsidiaries maintain specified regulatory capital ratio levels. As of December 31, 2015, our regulatory capital levels on a consolidated basis, and the regulatory capital levels of State Street Bank, our principal banking subsidiary, exceeded the currently applicable minimum capital requirements under Basel III and the requirements we must meet for the parent company to qualify as a financial holding company.
As an “advanced approaches” banking organization, State Street became subject to the U.S. Basel III final rule beginning on January 1, 2014. However, certain aspects of the U.S. Basel III final rule, including the new minimum risk-based and leverage capital ratios, capital buffers, regulatory adjustments and deductions and revisions to the calculation of risk-weighted assets under the so-called “standardized approach,” will commence at a later date or be phased in over several years.
Among other things, the U.S. Basel III final rule introduced a minimum common equity tier 1 risk-based capital ratio of 4.5% and raises the minimum tier 1 risk-based capital ratio from 4% to 6%. In addition, for advanced approaches banking organizations such as State Street, the U.S. Basel III final rule imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures.
The U.S. Basel III final rule also introduced a capital conservation buffer and a countercyclical capital buffer that add to the minimum risk-based capital ratios. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a common equity tier 1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a common equity tier 1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum common equity tier 1, and tier 1 and total risk-based capital ratios. Banking regulators have initially set the countercyclical capital buffer at zero.
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

In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. We had trust preferred capital securities of $237 million and $475 million included in tier 1 regulatory capital as of December 31, 2015 and 2014, respectively.
Under the U.S. Basel III final rule, certain new items are deducted from common equity tier 1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on AFS investment securities flow through to and affect State Street’s and State Street Bank's common equity tier 1 capital, subject to a phase-in schedule.
We are required to use the advanced approaches framework as provided in the Basel III final rule to determine our risk-based capital requirements. The Dodd-Frank Act applies a "capital floor" to advanced approaches banking organizations, such as State Street and State Street Bank. Since January 1, 2015, the Basel III standardized approach has acted as that capital floor, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy under the PCA framework.
In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for large bank holding companies, including State Street. On August 14, 2015, the Federal Reserve published a final rule on the implementation of capital requirements that impose a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in on January 1, 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
As part of the final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012 to 2014. Method 2 is identified as the binding methodology for State Street and the applicable surcharge on January 1, 2016 is calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and G-SIB surcharge of 1.5% in 2019, would be 10.0% for tier 1 risk-based capital, 12.0% for total risk-based capital, and 8.5% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Not all of our competitors have similarly been designated as systematically important, and therefore some of our competitors may not be subject to the same additional capital requirements.
In 2014 the FSB published a consultative document with a proposal to enhance the TLAC of G-SIBs in resolution. The proposal calls for G-SIBs to maintain TLAC in excess of prescribed minimum thresholds. TLAC would include regulatory capital and liabilities that can be written down or converted into equity during resolution.
On October 30, 2015, the Federal Reserve released its proposed TLAC and LTD requirements for U.S. domiciled G-SIBs, like State Street, that are intended to improve the resiliency and resolvability of certain U.S. banking organizations through new enhanced prudential standards. The proposed standards impose: (1) TLAC requirements (i.e., combined eligible Tier 1 regulatory capital and eligible LTD); (2) separate eligible LTD requirements; and (3) clean holding company requirements designed to make short-term unsecured debt (including deposits) and most other ineligible liabilities structurally senior to eligible LTD. The proposed rule would also require banking organizations subject to the Federal Reserve’s Basel III capital rules to deduct from regulatory capital any investments in unsecured debt issued by a G-SIB.
If adopted as proposed, the rule would, among other things, subject State Street to minimum requirements for external TLAC and external LTD, plus an external TLAC buffer. Specifically, State Street would be required to hold (1) qualifying equity and LTD in the amount equal to the greater of 21.5% of total risk-weighted assets (using the capital conservation buffer of 2.5% and an estimated G-SIB method 1 surcharge of 1%) and 9.5% of total leverage exposure, as defined by the SLR final rule and (2) qualifying external LTD equal to the greater of 7.5% of risk weighted assets (using an estimated G-SIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule. The risk-based requirements, if adopted as proposed, will be phased-in starting in 2019 through 2022.  The proposed leverage requirements would be effective in 2019.
On November 9, 2015, the FSB published its final principles on TLAC. The FSB final principles establish minimum levels of loss-absorbing capital that must be held as a percentage of a G-SIBs risk-weighted assets. Subject to certain conditions, the TLAC requirement can be partially met by tier 1 and tier 2 capital that meets the Basel III capital requirements. However, capital held for the following reasons cannot be counted towards a G-SIB’s TLAC requirements: (1) Basel III capital conservation buffer; (2) Basel III countercyclical capital buffer requirements; and (3) supplemental capital conservation buffer requirements. G-SIBs will be required to meet the minimum TLAC requirement of at least 16% of the risk-weighted assets minimum by January 1, 2019 and at least 18% by January 2022. Based on the FSB final principles on TLAC, State Street anticipates having to maintain a TLAC requirement of 21.5% of risk-weighted assets by January 2022.
Supplementary Leverage Ratio Framework
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. Upon implementation, the SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ PCA framework and (ii) State Street maintain an SLR of at least 5% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, State Street is subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures. Beginning with reporting for September 30, 2015, State Street was required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.

Liquidity Coverage Ratio and Net Stable Funding Ratio
In addition to capital standards, the Basel III final rule introduced two quantitative liquidity standards: the LCR and the NSFR.
In 2014, U.S. banking regulators issued a final rule to implement the BCBS' LCR in the United States. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk.
The LCR measures an institution’s HQLA against its net cash outflows. The LCR began being phased in on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.
In January 2015, State Street was required to begin reporting its LCR to the Federal Reserve on a monthly basis. Daily reporting of the LCR to the Federal Reserve began in July 2015. As of December 31, 2015, our LCR was in excess of 100%.
Compliance with the LCR has required that we maintain an investment portfolio that contains an adequate amount of HQLA. In general, HQLA investments generate a lower investment return than other types of investments, resulting in a negative impact on our net interest revenue and our net interest margin.  In addition, the level of HQLA we are required to maintain under the LCR is dependent upon our client relationships and the nature of services we provide, which may change over time.  For example, if the percentage of our operational deposits relative to deposits that are not maintained for operational purposes increases, we would expect to require less HQLA in order to maintain our LCR.  Conversely, if the percentage of our operational deposits relative to deposits that are not maintained for operational purposes decreases, we would expect to require additional HQLA in order to maintain our LCR.
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

U.S. banking regulators have not yet issued a proposal to implement the NSFR. We are reviewing the specifics of the final Basel guidance and will evaluate the U.S. implementation of this standard to analyze the impact and develop strategies for compliance as rules are proposed.
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of State Street Bank's deposit insurance by the FDIC, and to certain restrictions on our business, including those that are described above in this “Supervision and Regulation” section.
For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, and Note 16 to the consolidated financial statements included under Item 8 of this Form 10-K.
Capital Planning, Stress Tests and Dividends
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual CCAR framework. CCAR is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. Under the Federal Reserve’s capital plan final rule, we must conduct periodic stress testing of our business operations and submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by us and by the Federal Reserve.
The capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any issuance of debt or equity capital instruments, any capital distributions, such as payments of dividends on, or purchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the U.S. Basel III final rule that are phased in over the planning horizon, and serve as a source of strength to our U.S. depository institution subsidiaries under supervisory stress scenarios. The capital plan requirements mandate that we receive no objection to our plan from the Federal Reserve before making a capital distribution. These requirements could require us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as purchases of our stock, and may require resubmission of the capital plan to the Federal Reserve for its non-objection if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
For additional information regarding capital planning and stress test requirements and restrictions on dividends, refer to "Capital Planning, Stress Tests and Dividends” in this “Supervision and Regulation” section and Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” in Part II of this Form 10-K.
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
In March 2015, we received the results of the Federal Reserve’s review of our 2015 capital plan in connection with its 2015 annual CCAR process. The Federal Reserve did not object to the capital actions we proposed in our 2015 capital plan and, in March 2015, our Board approved a new common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016. As of December 31, 2015, we purchased approximately 14.2 million shares of our common stock at an average per-share cost of $73.72 and an aggregate cost of approximately $1.05 billion under this program. Our 2015 capital plan included an increase, subject to approval by our Board, to our quarterly stock dividend to $0.34 per share from $0.30 per share, beginning in the second quarter of 2015.
In 2012, the Federal Reserve issued a final rule to implement its capital stress-testing requirements under the Dodd-Frank Act that require us to conduct semi-annual State Street-run stress tests. Under this rule, we are required to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In July 2015, we provided summary results of our 2015 mid-cycle State Street-run stress tests on the “Investor Relations” section of our corporate website. The rule also subjects us to an annual supervisory stress test conducted by the Federal Reserve.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank must submit its 2016 annual State Street Bank-run stress test to the Federal Reserve by April 5, 2016.
The Volcker Rule
In December 2013, U.S. regulators issued final regulations to implement the Volcker rule. The Volcker rule prohibits banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the final Volcker rule regulations, subject to exemptions for market-making related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker rule will also require banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).
The Volcker rule became effective in July 2012, and the final implementing regulations became effective in April 2014. We were required to bring our activities and investments into conformance with the Volcker rule and its final regulations by July 21, 2015. In December 2014, the Federal Reserve issued an order, the 2016 conformance period extension, extending the Volcker rule’s general conformance period until July 21, 2016 for investments in and relationships with covered funds and certain foreign funds that were in place on or prior to December 31, 2013, referred to as legacy covered funds. Under the 2016 conformance period extension, all investments in and relationships with investments in a covered fund made or entered into after December 31, 2013 by a banking entity and its affiliates, and all proprietary trading activities of those entities, were required to be in conformance with the Volcker rule and its final implementing regulations by July 21, 2015. The Federal Reserve stated in the 2016 conformance period extension that it intends to grant a final one-year extension of the general conformance period, to July 21, 2017, for banking entities to conform ownership interests in and relationships with legacy covered funds.
Whether certain types of investment securities or structures such as CLOs constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures.

As of December 31, 2015, we held approximately $2.10 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. Comparatively, as of December 31, 2014, we held approximately $4.54 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $97 million composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated statement of income or on our consolidated statement of condition in the period in which such a divestiture occurs.
The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which we believe complies with the final Volcker rule regulations as currently in effect. Such compliance program restricts our ability in the future to service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
Enhanced Prudential Standards
The Dodd-Frank Act established a new regulatory framework to regulate banking organizations designated as SIFIs, and has subjected them to heightened prudential standards, including heightened capital, leverage, liquidity and risk management requirements, single-counterparty credit limits and early remediation requirements. Bank holding companies with $50 billion or more in consolidated assets, which includes us, became automatically subject to the systemic-risk regime in 2010.
The FSOC can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve for SIFIs, and must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The FSOC is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation, and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury, also established by the Dodd-Frank Act, can gather data and reports from financial institutions, including us.
In February 2014, the Federal Reserve approved a final rule implementing certain of the Dodd-Frank Act’s enhanced prudential standards for large bank holding companies such as State Street. Under the final rule, we will have to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when implemented, the NSFR. The final rule also establishes requirements and responsibilities for our risk committee and mandates risk management standards. We became subject to these new standards on January 1, 2015. Final rules on single counterparty credit limits and an early termination framework have not yet been promulgated. Refer to the risk factor titled “We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss” included under "Risk Factors" under Item 1A of this Form 10-K. In addition, the final rules create a new early-remediation regime to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level.
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

Resolution Planning
As required by the Dodd-Frank Act, the FDIC and the Federal Reserve jointly issued a final rule pursuant to which we are required to submit annually to the Federal Reserve and the FDIC a plan for our rapid and orderly resolution under the Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure, referred to as a resolution plan. The FDIC also issued a final rule pursuant to which State Street Bank is required to submit annually to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. We timely submitted our most recent annual resolution plan to the Federal Reserve and the FDIC on July 1, 2015 and State Street Bank timely submitted its most recent IDI plan to the FDIC on September 1, 2015. Through resolution planning, State Street seeks, in the event of the insolvency of State Street, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of State Street’s stakeholders. State Street has and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. As set out in its 2015 resolution plan, in the event of material financial distress or failure, State Street’s preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed to the parent company) prior to the parent company’s entry into bankruptcy proceedings. The recapitalization is intended to enable State Street Bank and its material subsidiaries to continue operating. Under this single point of entry strategy, State Street Bank and its material entity subsidiaries would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. In the event that such recapitalization actions occur and were unsuccessful in stabilizing State Street Bank, the parent company's financial condition would be adversely impacted and equity and debt holders of the parent company, may, as a consequence, be in a worse position than if the recapitalization did not occur.
In 2014, the Federal Reserve and the FDIC announced the completion of their reviews of resolution plans submitted in 2013 by 11 large, complex banking organizations, including State Street, under the requirements of the Dodd-Frank Act, and informed each of these organizations of specific shortcomings with their respective 2013 resolution plans. As of February 19, 2016, the Federal Reserve and the FDIC had not announced the outcomes of their reviews of plans submitted in 2015. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in the submission of our 2015 resolution plan, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.
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

Derivatives
Title VII of the Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. In addition, certain derivative activities are required to be pushed out of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have adopted and are still in the process of adopting regulations to implement Title VII. Through this rulemaking process, these regulators collectively have adopted or proposed, among other things, regulations relating to reporting and record-keeping obligations, margin and capital requirements, the scope of registration and the central clearing and exchange trading requirements for certain over-the-counter derivatives. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The CFTC, along with other regulators, including the Federal Reserve, are also in the process of proposing and finalizing additional rules, such as with respect to margin requirements for uncleared derivatives transactions.
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
Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch. Our other subsidiary trust companies are subject to supervision and examination by the Office of the Comptroller of the Currency, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they operate. As of December 31, 2015, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.
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
Our subsidiaries, SSGA FM and SSGA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSGA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. SSGA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSGA Ltd. is also authorized and regulated by the U.K. FCA and is an investment firm under the MiFID. SSGA FM and SSGA Ltd. each offer a variety of investment management solutions, including active, enhanced and passive equity, active and passive fixed-income, cash management, multi-asset class solutions and real estate. In addition, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities.
Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization. The U.K. broker/dealer business operates through our subsidiary, State Street Global Markets International Limited, which is registered in the U.K. as a regulated securities broker, is authorized and regulated by the FCA and is an investment firm under the MiFID. It is also a member of the London Stock Exchange. In accordance with the rules of the FCA, the U.K. broker/dealer publishes information on its risk management objectives and on policies associated with its regulatory capital requirements and resources. Many aspects of our investment management activities are subject to federal and state laws and regulations primarily intended to benefit the investment holder, rather than our shareholders.
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
These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our investment management activities in the event that we fail to comply with such laws and regulations, and examination authority. Our business related to investment management and trusteeship of collective trust funds and separate accounts offered to employee benefit plans is subject to ERISA, and is regulated by the U.S. Department of Labor.
Our businesses, including our investment management and securities and futures businesses, are also regulated extensively by non-U.S. governments, securities exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. For instance, among others, the FCA, the U.K. PRA and the Bank of England regulate our activities in the U.K.; the Central Bank of Ireland regulates our activities in Ireland; the German Federal Financial Supervisory Authority regulates our activities in Germany; the Commission de Surveillance du Secteur Financier regulates our activities in Luxembourg; our German banking group and the Luxembourg banks are also subject to direct supervision by the European Central Bank under the ECB Single Supervisory Mechanism; the Australian Prudential Regulation Authority and the Australian Securities and Investments Commission regulate our activities in Australia; and the Financial Services Agency and the Bank of Japan regulate our activities in Japan. We have established policies, procedures, and systems designed to comply with the requirements of these organizations. However, as a global financial services institution, we face complexity and costs related to regulation.
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
Anti-Money Laundering and Financial Transparency
We and certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which contains AML and financial transparency provisions and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the U.S. contain similar requirements. We have implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. Compliance with applicable AML and related requirements is a common area of review for financial regulators, and our level of compliance with these requirements could result in fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, restrictions on our business activities or harm to our reputation.
On June 1, 2015, State Street entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in State Street's compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, State Street is required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. If deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on our results of operations or financial condition.
Deposit Insurance
FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits.
The FDIC’s DIF is funded by assessments on insured depository institutions. The FDIC assesses DIF premiums based on an insured depository institution's average consolidated total assets, less the average tangible equity of the insured depository institution during the assessment period. For larger institutions, such as State Street Bank, assessments are determined based on regulatory ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base.
The Dodd-Frank Act also directed the FDIC to determine whether and to what extent adjustments to the assessment base are appropriate for “custody banks". The FDIC has concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks that satisfy specified institutional eligibility criteria. This has the effect of reducing the amount of DIF insurance premiums due from custody banks. State Street Bank is a custody bank for this purpose. The custody bank assessment adjustment may not exceed total transaction account deposits identified by the institution as being directly linked to a fiduciary or custody and safekeeping asset.
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
ECONOMIC CONDITIONS AND GOVERNMENT POLICIES
Economic policies of the U.S. government and its agencies influence our operating environment. Monetary policy conducted by the Federal Reserve directly affects the level of interest rates, which may affect overall credit conditions of the economy. Monetary policy is applied by the Federal Reserve through open market operations in U.S. government securities, changes in reserve requirements for depository institutions, and changes in the discount rate and availability of borrowing from the Federal Reserve. Government regulation of banks and bank holding companies is intended primarily for the protection of depositors of the banks, rather than for the shareholders of the institutions and therefore may, in some cases, be adverse to the interests of those shareholders. We are similarly affected by the economic policies of non-U.S. government agencies, such as the ECB.
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
“Loans and Leases” section included in Management’s Discussion and Analysis (Item 7) and Note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) - disclose distribution of loans, loan maturities and sensitivities of loans to changes in interest rates.
“Loans and Leases” and “Cross-Border Outstandings” sections of Management’s Discussion and Analysis (Item 7) - disclose information regarding cross-border outstandings and other loan concentrations of State Street.
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

•
our ability to develop and execute State Street Beacon, our multi-year program to create cost efficiencies through changes to our operations and to further digitize our service delivery to our clients, any failure of which, in whole or in part, may among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;

•	our ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meet our expectations and those of our clients and our regulators;

•
the results of our review of the manner in which we invoiced certain client expenses, including the amount of expenses determined to be reimbursable, as well as potential consequences of such review including with respect to our client relationships and potential investigations by regulators;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements in this Form 10-K should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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
Since mid-2007, a variety of economic, market and other factors have contributed to the perception of many financial institutions as being less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions in recent years. Also, credit downgrades to several sovereign issuers (including the U.S., Austria, France, Greece, Italy, the Netherlands, Portugal and Spain) and other issuers have stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereign or other issuers. Economic, political or market turmoil or other developments may lead to stress on sovereign issuers, and increase the potential for sovereign defaults or restructurings, additional credit-rating downgrades or the departure of sovereign issuers from common currencies or economic unions. These same factors may contribute to increased risk of default or downgrading for financial and corporate issuers or other market risks associated with reduced levels of liquidity. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
Additional selected areas where we experience exposure to credit risk include:

•
Short-term credit. The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.

•
Industry and country risks. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at an industry or country level. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other characteristics. These unrelated counterparties may concurrently experience adverse effects to their performance, liquidity or reputation due to events or other factors affecting such investment strategies. Though potentially not material individually (relative to any one such counterparty), our aggregated credit exposures to such a group of counterparties could expose us to a single market or political event or a correlated set of events.

•
Unavailability of netting. We are generally not able to net exposures across counterparties that are affiliated entities and may not be able in all circumstances to net exposures to the same legal entity across multiple products. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to an entity's affiliates or across product types is over-collateralized.

•
Subcustodian risks. Our use of unaffiliated subcustodians exposes us to credit risk, in addition to other risks, such as operational risk, dependencies on credit extensions and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which risks may be material. These risks are amplified due to changing regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return a client’s assets, including, in some cases, requirements that we be responsible for resulting losses suffered by our clients.

•
Settlement risks. We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to losses in the event of a counterparty breach, failure to provide credit extensions or an operational error. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market.

•
Securities lending and repurchase agreement indemnification. On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral recalled from the borrower in connection with such transaction. Borrowers are generally required to provide collateral equal to a contractually-agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.

•
Stable value arrangements. We provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts exceeded the market value of the underlying portfolio holdings. Concerns regarding the portfolio of investments protected by such contracts, or regarding the investment manager overseeing such an investment option, may result in redemption demands from stable value products covered by benefit-responsive contracts at a time when the portfolio's market value is less than its book value, potentially exposing us to risk of loss.

•
U.S. Municipal obligations remarketing credit facilities. We provide credit facilities in connection with the remarketing of U.S. municipal obligations, potentially exposing us to credit exposure to the municipalities issuing such bonds and to their increased liquidity demands. In the current economic environment, where municipalities are subject to increased investor concern, the risks associated with such businesses increase.

•
Senior secured bank loans. In recent years, we have increased our investment in senior secured bank loans. We invest in these loans to non-investment grade borrowers through participation in loan syndications in the non-investment grade lending market. We rate these loans as "speculative" under our internal risk-rating framework, and these loans have significant exposure to credit losses relative to higher-rated loans. We are therefore at a higher risk of default with respect to these investments relative to other of our investments activities. In addition, unlike other financial institutions that may have an active role in managing individual loan compliance, our investment in these loans is generally as a passive investor with limited control. As our investment in these loans has increased, we have also experienced increases in our provision for loan losses. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.

Under evolving regulatory restrictions on credit exposure, which are anticipated to include broader or more prescriptive measures of credit exposure, we may be required to limit our exposures to specific issuers or groups, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations may adversely affect our businesses, may require that we expand our credit exposure to a broader range of issuers, including issuers that represent increased credit risk and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition. The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the new ISDA 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, that, among other responsibilities, manages our investment portfolio, our currency trading business, our securities finance business, and our investment management business. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 41% of our consolidated total assets as of December 31, 2015. The gross interest revenue associated with our investment portfolio represented approximately 18% of our consolidated total gross revenue for the year ended December 31, 2015 and has represented as much as 30% of our consolidated gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, our access to liquidity, foreign exchange markets, mark-to-market valuations, and our ability to profitably reinvest repayments of principal with respect to these securities. Despite recent increases to interest rates in the United States, the continued low interest-rate environment that has persisted since the financial crisis began in mid-2007, and may continue in 2016 and beyond, limits our ability to achieve a net interest margin consistent with our historical averages. In addition, new and proposed regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of high quality liquid assets in our investment portfolio, which generally generate lower rates of return than other investment assets, resulting in a negative impact on our net interest revenue and our net interest margin. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” in Item 1, "Business" in this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign currency exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan and lease portfolios represent a smaller proportion (approximately 8% of our consolidated total assets as of December 31, 2015), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the U.S. Basel III final rule issued in July 2013, after-tax changes in the fair value of AFS investment securities are included in tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the U.S. Basel III final rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Additional selected risks associated with our investment portfolio include:

•
Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. mortgage-backed and asset-backed securities with exposures to European countries, whose sovereign-debt markets have experienced increased stress since

2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have a material adverse effect on our consolidated results of operations or financial condition".
Further, we hold a portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio are significant.

•
Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in liquidity and market value, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in other-than-temporary impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration our capital ratios as calculated pursuant to the Basel III final rule could be adversely affected. This risk is greater with portfolios of investment securities than with holdings of U.S. Treasury securities.

•
Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected, particularly by a quicker-than-anticipated increase in interest rates or by monetary policy that results in persistently low or negative rates of interest. This has been the case, for example, with respect to ECB monetary policy, including negative interest rates in some jurisdictions, with associated negative effects on our net interest revenue and net interest margin. The effect on our net interest revenue has been exacerbated by the effects of the strong U.S. dollar relative to other currencies, particularly the Euro. If ECB monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue likely will continue or increase.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our net interest revenue and net interest margin are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes, and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off-balance sheet exposures can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest revenue and net interest margin. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating-rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our net interest revenue. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk Management - Asset-and-Liability Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
If we are unable to effectively manage our liquidity, including by continuously attracting deposits and other short-term funding, our consolidated financial condition, including our regulatory capital ratios, our consolidated results of operations and our business prospects, could be adversely affected.
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
During 2015, we took action to better balance our clients’ cash management needs with our economic and regulatory objectives. These efforts contributed to a reduction of interest and non-interest bearing client deposits. While efforts of this nature may help to decrease the levels of excess deposits in the near-term, we continue to anticipate higher levels of client deposits irrespective of the interest rate environment, particularly during periods of market stress. In addition, our efforts to better balance our clients’ cash management needs with our economic and regulatory objectives could result in some clients altering their cash management strategies over time, which exposes us to the risk that those clients may in the medium or long term reduce their client deposit balances available to fund the pool of assets included in our investment securities portfolio. This could adversely affect our net interest revenue.
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit and commercial paper, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the relative interest rates that we are prepared to pay for these deposits, the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients' cash management needs with our economic and regulatory objectives.
The parent company is a non-operating holding company. To effectively manage our liquidity we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external factors, such as government regulations, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases, require us to seek external and potentially more costly capital and impact our liquidity position. In addition, we may be exposed to liquidity or other risks in managing asset pools for third parties that are funded on a short-term basis, or for which the clients participating in these products have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities at unfavorable prices, damaging our reputation as an asset manager and potentially exposing us to claims related to our management of the pools.
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
Basel III and Dodd-Frank
On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets for certain types of assets and exposures. The final rule also revised the Basel II-based advanced approaches capital rules to implement Basel III. As a so-called “advanced approaches” banking organization, State Street became subject to the U.S. Basel III final rule on January 1, 2014.
The U.S. Basel III final rule also implemented certain provisions of the Dodd-Frank Act. The Dodd-Frank Act applies a “capital floor” to advanced approaches banking organizations, such as State Street and State Street Bank. As of January 1, 2015, the Basel III standardized approach acts as that capital floor. As a result, we are required to calculate our risk-based capital ratios under both the Basel III advanced approaches and the Basel III standardized approach, and we are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy, including under the prompt corrective action framework.
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

Along with the U.S. Basel III final rule, banking regulators also introduced additional new requirements, such as the SLR and LCR. In addition, further capital and liquidity requirements are under consideration by U.S. and international banking regulators, such as an NSFR, each of which has the potential to have significant effects on our capital and liquidity planning and activities.
For example, the specification of the various elements of the U.S. LCR in the final rule, such as the eligibility of assets as high-quality liquid assets, the calculation of net outflows, including the treatment of operational deposits, and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of the Basel III final rule, and of other regulatory initiatives related to capital or liquidity, on State Street and State Street Bank are subject to further regulatory guidance, action or rule-making.
Systemic Importance
As a G-SIB, we generally expect to be held to the most stringent provisions under the U.S. Basel III final rule. For example, on August 14, 2015, the Federal Reserve published a final rule on the implementation of capital requirements for U.S. G-SIBs, and on October 30, 2015, the Federal Reserve released its proposed TLAC and LTD requirements for U.S. G-SIBs. For additional information on these requirements, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” in Item 1, "Business" of this Form 10-K.
Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors are not subject to the same additional capital requirements.
CCAR
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
Our implementation of the new capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect, and which may adversely affect our consolidated revenues. In the event that our implementation of new capital and liquidity requirements under the Basel III final rule, the Dodd-Frank Act or other regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including CCAR. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
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
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2015 total fee revenue represented approximately 80% of our total consolidated revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue.

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
In addition, our clients include institutional investors, such as mutual funds, collective investment funds, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue and have a material adverse effect on our consolidated results of operations. These clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management business lines.
Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition.
Since 2011, several European economies have experienced, and in the future may experience, difficulties in financing their deficits and servicing their outstanding debt. Instability and sovereign debt concerns, and the downgraded credit ratings of associated sovereign debt and European financial institutions, have contributed to volatility in the financial markets. Throughout 2015 the European Central Bank has further reduced interest rates below zero and continued with purchasing European sovereign debt and other quantitative easing measures to support economic growth and employment. The divergence between U.S. and European monetary policy has led to increased uncertainty around the strength of the European economies and strength of the Euro. Numerous European governments, have adopted austerity and other measures in an attempt to contain budget deficits. Current popular and political attitudes towards economic austerity programs in Europe appear to be diverging, creating the potential for an increasingly complex political environment in which actions to support European economies need to be resolved.
During the last two quarters of 2015 Europe has experienced an unprecedented mass-migration of refugees from the Middle East and Africa. This is placing significant pressures on governments, society and budget across Europe. The conflict between Ukraine and Russia has led to increased geopolitical pressure, with governments globally imposing trade restrictions which affect the global and European economy, the Russian currency and Russian financial markets and financial institutions. Finally, terrorist threat has increased significantly in Europe, as demonstrated by the Paris attacks, which adds to economic uncertainty.
The current geo-political and economic uncertainty create ongoing concern regarding deflationary pressures in Europe, persistent high levels of unemployment in certain countries and the stability of the Euro, European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, disruptions in the European financial markets, the failure to resolve fully and contain sovereign-debt concerns, continued recession in significant European economies, the possible attempt of a country to abandon the Euro, independence movements (e.g. Scotland, Catalonia and Britain) the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro and the consequences of prolonged negative interest rates, could have a material adverse impact on our consolidated results of operations or financial condition.
Recent geopolitical and economic conditions have adversely affected us, and they have increased the uncertainty and unpredictability we face in managing our businesses.
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
Numerous global financial services firms and the sovereign debt of some nations experienced credit downgrades and recessionary issues in 2015. The occurrence of additional disruptions in global markets, the worsening of economic conditions, continued economic or political uncertainty in Europe or in emerging markets, volatility in the price of oil or prolonged instability in China and other regions, could further adversely affect our businesses and the financial services industry in general, and also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions.
Market disruptions can adversely affect our consolidated results of operations if the value of assets under custody, administration or management decline, while the costs of providing the related services remain constant. These factors can reduce the profitability of our asset-based fee revenue and could also adversely affect our transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also increases our foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease our market risk but also decrease our foreign exchange revenue.
In addition, as our business grows globally and a significant percentage of our revenue is earned (and of our expenses paid) in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our consolidated expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. For example, throughout 2015 the effect of a stronger U.S. dollar, particularly relative to the Euro, reduced our servicing fee and management fee revenue and also reduced our expenses. The extent to which changes in the strength of the U.S. dollar relative to other currencies affects our consolidated results of operations, including the degree of any offset between increases or decreases to both revenue and expenses, will depend upon the nature and scope of our operations and activities in the relevant jurisdictions during the relevant periods, which may vary from period to period.

As our product offerings expand, in part as we seek to take advantage of perceived opportunities arising under various regulatory reforms and resulting market changes, the degree of our exposure to various market and credit risks will evolve, potentially resulting in greater revenue volatility. We also will need to make additional investments to develop the operational infrastructure and to enhance our compliance and risk management capabilities to support these businesses, which may increase the operating expenses of such businesses or, if our control environment fails to keep pace with product expansion, result in increased risk of loss from such businesses.
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
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will review our ratings regularly based on our consolidated results of operations and developments in our businesses. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. In December 2015, Standard & Poor’s downgraded the senior unsecured and subordinated debt of State Street Corporation and the subordinated debt of State Street Bank.
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
Dodd-Frank Act
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
A number of regulations implementing the Dodd-Frank Act that are not yet final are anticipated to be finalized in 2016 or 2017, with compliance dates soon thereafter, and, as a result of and together with regulatory change in Europe, the costs and impact on our operations of the post-financial crisis regulatory reform are accelerating. We may not anticipate completely all areas in which the Dodd-Frank Act or other regulatory initiatives could affect our business or influence our future activities or the full effects or extent of related operational, compliance, risk management or other costs.
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
Resolution Planning
State Street Corporation, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure--commonly referred to as a resolution plan or a living will--to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. We submitted our 2015 resolution plan to the Federal Reserve and the FDIC on July 1, 2015. Through resolution planning, we seek, in the event of the insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. As set out in its 2015 resolution plan, in the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed to the parent company) prior to the parent company’s entry into bankruptcy proceedings. The recapitalization is intended to enable State Street Bank and its material subsidiaries to continue operating. Under this single point of entry strategy, State Street Bank and its material entity subsidiaries would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. In the event that such recapitalization actions occur, the parent company's financial condition would be adversely impacted and equity and debt holders of the parent company, may, as a consequence, be in a worse position than if the recapitalization did not occur.
In 2014, the Federal Reserve and the FDIC announced the completion of their reviews of the resolution plans submitted in 2013 by 11 large, complex banking organizations, including State Street, under the requirements of the Dodd-Frank Act, and informed each of these organizations of specific shortcomings with their respective 2013 resolution plans. If the FDIC and the Federal Reserve should determine that one or more of our 2015 or any subsequent resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code, or we otherwise fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC with respect to one or more of such resolution plans, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or be required to divest certain of our assets or operations.
Volcker Rule
U.S. banking regulators have issued final regulations to implement the Volcker rule. The Volcker rule will, over time, prohibit banking entities, including us and our affiliates, from engaging in specified prohibited proprietary trading activities, subject to exemptions, including for market-making-related activities and risk-mitigating hedging. The Volcker rule will also require banking entities to either restructure or divest specified ownership interests in, and relationships with, covered funds, within the meaning of the final Volcker rule regulations.
Whether various investment securities or structures, such as CLOs constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures. We hold significant investments in CLOs. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which complies with the final Volcker rule regulations as currently in effect. Such compliance program restricts our ability in the future to service various types of funds, in particular covered funds for which SSGA acts as an advisor and specified types of trustee relationships. Consequently, Volcker rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
Systemic Importance
Our qualification under the Dodd-Frank Act in the U.S. as a SIFI, and our designation by the FSB as a G-SIB, to which certain regulatory capital surcharges may apply, will subject us to incrementally higher capital and prudential requirements, increased scrutiny of our activities and potential further regulatory requirements or increased regulatory expectations than those applicable to some of the financial institutions with which we compete as a custodian or asset manager. This qualification and designation also has significantly increased, and may continue to increase, our expenses associated with regulatory compliance, including personnel and systems, as well as implementation and related costs to enhance our programs.
Non-U.S. Regulatory Requirements
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
In addition to U.S. regulatory initiatives such as the Dodd-Frank Act and implementation of the Basel III final rule, including the Basel III SLR and the proposed NSFR, we are further affected by non-U.S. regulatory initiatives, including, but not limited to, the implemented AIFMD, the European Bank Recovery and Resolution Directive, the EMIR which is currently in an implementation phase, proposed revisions to the European Undertakings for the Collective Investment Fund in Transferable Securities Directive, or UCITS, proposed revisions to the MiFID and revisions to the European Union Data Protection Directive. Recent, proposed or potential regulations in the U.S. and Europe with respect to money market funds, short-term wholesale funding, such as repurchase agreements or securities lending, or other “shadow banking” activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In Europe, the AIFMD increases the responsibilities and potential liabilities of custodians to certain of their clients for asset losses, and proposed revisions to the regulations affecting UCITS are anticipated to incorporate similar, potentially more strict, standards.
EMIR requires the reporting of all derivatives to a trade repository, the mandatory clearing of certain derivatives trades via a central counterparty and risk mitigation techniques for derivatives not cleared via a central counterparty. EMIR will continue to impact our business activities, and increase costs, in various ways, some of which may be adverse. Further, the European Commission's proposal to introduce a proposed financial transaction tax or similar proposals elsewhere, if adopted, could materially affect the location and volume of financial transactions or otherwise alter the conduct of financial activities, any of which could have a material adverse effect on our business and on our consolidated results of operations or financial condition.

Consequences of Regulatory Environment and Compliance Risks
The Dodd-Frank Act and these other international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, otherwise adversely affect our business, our consolidated results of operations or financial condition and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
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
For additional information, see the risk factor below, “Our businesses may be adversely affected by regulatory enforcement and litigation.”
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
From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of our fiduciary or contractual responsibilities. Often, the announcement or other publication of such a claim or action, or of any related settlement, may spur the initiation of similar claims by other clients or governmental parties. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability, changes in our business practices or an adverse effect on our reputation or on client demand for our products and services. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In regulatory settlements since the financial crisis, the fines imposed by regulators have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach
In December 2015, we announced a review into the manner in which we invoiced certain expenses to certain of our asset servicing clients, primarily in the United States, during an 18-year period going back to 1998. As a result of this review, we determined that we had incorrectly invoiced clients in the aggregate amount of approximately $240 million for expenses within the specific categories under review. In addition to this amount, we will compensate clients for an aggregate of approximately $17 million in interest associated with the incorrect invoicing. There is the potential that as our review continues, our estimates of the amounts reimbursable to clients may increase or that clients or regulators may assert other legal theories of liability. Our billing arrangements capture multiple asset classes and transactions executed by our clients and therefore may be subject to operational error or disagreements with clients. We have notified certain governmental authorities about this review. We may become subject to regulatory proceedings and litigation in connection with this matter, and there can be no assurance as to the outcome of any proceedings that may be commenced against us.
In many cases, we are required to self-report inappropriate or non-compliant conduct to the authorities, and our failure to do so may represent an independent regulatory violation. Even when we promptly bring the matter to the attention of the appropriate authorities, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects in connection with self-reported matters. Moreover, our settlement or other resolution of any matter with any one or more regulators or other applicable party may not forestall other regulators or parties in the same or other jurisdictions from pursuing a claim or other action against us with respect to the same or a similar matter.
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
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, anti-money laundering (AML) regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, we are required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. If deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Further, we may become subject to regulatory scrutiny, inquiries or investigations associated with broad, industry-wide concerns, and potentially client-related inquiries or claims, whether or not we engaged in the relevant activities, and could experience associated increased costs or harm to our reputation.
In view of the inherent difficulty of predicting the outcome of legal and regulatory matters, we cannot provide assurance as to the outcome of any pending or potential matter or, if determined adversely against us, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. We may be unable to accurately estimate our exposure to litigation risk when we record reserves for probable and estimable loss contingencies. As a result, any reserves we establish to cover any settlements, judgments or regulatory fines may not be sufficient to cover our actual financial exposure. The resolution of certain pending or potential legal or regulatory matters could have a material adverse effect on our consolidated results of operations for the period in which the relevant matter is resolved or an accrual is determined to be required, on our consolidated financial condition or on our reputation
We face litigation and governmental and client inquiries in connection with our execution of indirect foreign exchange trades with custody clients; these issues have adversely affected our revenue from such trading and may cause our revenue from such trading to decline in the future.
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
As discussed more fully below, claims have been asserted on behalf of current and former custody clients, and future claims may be asserted, alleging that our indirect foreign exchange rates (including the differences between those rates and indicative interbank market rates at the time we executed the trades) were not adequately disclosed or were otherwise improper, and seeking to recover, among other things, the full amount of the revenue we obtained from our indirect foreign exchange trading with them. In addition, attorneys general and other governmental authorities from a number of jurisdictions, as well as U.S. Attorney's offices, the U.S. Department of Labor and the SEC, have requested information or issued subpoenas in connection with inquiries into the pricing of our indirect foreign exchange trading.
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

The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the years ended December 31:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
2014	246
2015	280
We believe that the amount of our revenue from indirect foreign exchange trading had been of a similar or lesser order of magnitude for many years prior to 2008. Our revenue calculations related to indirect foreign exchange trading reflect judgment concerning the relationship between the rates we charge for indirect foreign exchange execution and indicative interbank market rates near in time to execution. Our revenue from foreign exchange trading generally depends on the difference between the rates we set for those indirect trades and indicative interbank market rates at the time of execution of the trade.
As of December 31, 2015, we have accrued a total of $565 million associated with our indirect foreign exchange business. This accrual reflects the current status of our ongoing efforts to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and U.S. civil litigants with regard to our indirect foreign exchange business. Although we believe this recorded legal accrual will address the financial demands associated with these claims, significant non-financial terms remain outstanding. In addition, there can be no assurance that other claims will not be asserted in the future. Consequently, there can be no assurance that we will enter into any settlements, that the cost of any settlements or other resolutions of any such matters will not materially exceed our accrual or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us. An adverse outcome with respect to one or more claims, whether or not currently asserted, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.

The heightened regulatory and media scrutiny on indirect foreign exchange services has resulted in clients reducing the volume of indirect foreign exchange trades, which has had and is anticipated to continue to have an adverse impact on our revenue from, and the profitability of, our indirect foreign exchange trading. Some custody clients or their investment managers have elected to change the manner in which they execute foreign exchange with us or have decided not to use our foreign exchange execution methods. We do not expect the market, regulatory and other pressures on our indirect foreign exchange services to decrease in 2016. We intend to continue to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by execution option. We cannot provide assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange trading, or to use alternatives to our existing indirect foreign exchange trading, will choose the alternatives offered by us. Accordingly, our revenue earned from providing these foreign exchange trading services may decline further.
We may not be successful in implementing State Street Beacon, our multi-year program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients.
In order to maintain and grow our business, we must continuously make strategic decisions about our current and future business plans, including plans to target cost initiatives and enhance operational processes and efficiencies, plans to improve existing and to develop new service offerings and enhancements, plans for entering or exiting business lines or geographic markets, plans for acquiring or disposing of businesses, plans to build new systems, migrate from existing systems and other infrastructure and to address staffing needs. In October 2015, we announced State Street Beacon, a multi-year program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients.
Operational process transformations, including State Street Beacon, entail significant risks. The program, and any future strategic or business plan we implement, may prove to be inadequate to achieve its objectives, may result in increased or unanticipated costs, may result in earnings volatility, may take longer than anticipated to implement, may involve elements reliant on the performance of third parties and may not be successfully implemented. In addition, our efforts to manage expenses may be matched or exceeded by our competitors. Any failure to implement State Street Beacon in whole or in part may, among other things, reduce our competitive position, diminish the cost effectiveness of our systems and processes or provide an insufficient return on our associated investment. In particular, elements of the program include investment in systems integration and new technologies, including straight-through-processing, to increase global servicing capabilities, reduce expenses and enhance the client experience, and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the security of our data systems. The transition to new operating processes and technology infrastructure may cause disruptions in our relationships with clients and employees and may present other unanticipated technical or operational hurdles. As a result, we may not achieve some or all of the cost savings or other benefits anticipated through the program. In addition, other systems development initiatives, which are not included in State Street Beacon, may not have access to the same level of resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to permit us to optimize our use of capital or to reduce the risk of operating error. We may not have the resources to pursue all of these objectives, including State Street Beacon, simultaneously.
The success of the program and our other strategic plans could also be affected by market disruptions and unanticipated changes in the overall market for financial services and the global economy. We also may not be able to abandon or alter these plans without significant loss, as the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to generate any related revenues or cost expectations. Accordingly, our business, our consolidated results of operations and our consolidated financial condition may be adversely affected by any failure or delay in our strategic decisions, including the program or elements thereof. For additional information about the program, see the “Consolidated Results of Operations - Expenses” section of Management’s Discussion and Analysis, included under Item 7.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past several years we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, regulatory and reputational issues in our transition management business in the U.K. in 2010 and 2011 adversely affected our revenue from that business in subsequent years. Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.
We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external, including service provider, risks in our various businesses. Risks that individuals, either employees or contractors, consciously circumvent established control mechanisms to, for example, exceed trading or investment management limitations, or commit fraud, are particularly challenging to manage through a control framework. The financial and reputational impact of control failures can be significant. Persistent or repeated issues with respect to controls may raise concerns among regulators regarding our culture, governance and control environment. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
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
We use quantitative models to help manage many different aspects of our businesses. As an input to our overall assessment of capital adequacy, we use models to measure the amount of credit risk, market risk, operational risk, interest-rate risk and liquidity risk we face. During the preparation of our consolidated financial statements, we sometimes use models to measure the value of asset and liability positions for which reliable market prices are not available. We also use models to support many different types of business decisions including trading activities, hedging, asset-and-liability management and whether to change business strategy. Weaknesses in the underlying model, inadequate model assumptions, normal model limitations, inappropriate model use, weaknesses in model implementation or poor data quality, could result in unanticipated and adverse consequences, including material loss and material non-compliance with regulatory requirements or expectations. Because of our widespread usage of models, potential weaknesses in our model risk management practices pose an ongoing risk to us.
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

Cost shifting to non-U.S. jurisdictions and outsourcing may expose us to increased operational risk and reputational harm and may not result in expected cost savings.
We actively strive to achieve cost savings by shifting certain business processes and business support functions to lower-cost geographic locations, such as Poland, India and China, and by outsourcing. We may accomplish this shift by establishing operations in lower-cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these operations, to the risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concern exist with respect to maintaining a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by regulatory and client acceptance issues. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, that may offset or exceed the expected financial benefits of the relocation or outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcings may diminish over time.
We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through SSGA. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by GAAP, and if we are deemed to be the primary beneficiary of these funds, we may be required to consolidate these funds in our financial statements under GAAP. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
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
In instances where we are not deemed to be the primary beneficiary of the sponsored investment fund, we do not include the funds in our consolidated financial statements. Our risk of loss associated with investment in these unconsolidated funds primarily represents our seed capital investment, which could become realized as a result of poor investment performance. However, the amount of loss we may recognize during any period would be limited to the carrying amount of our investment.
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
In the case of SSGA funds that engage in securities lending, we implemented limitations, which were terminated in 2010, on the portion of an investor's interest in such fund that may be withdrawn during any month. We also elected to contribute significant amounts to these funds to negate the effect of the collateral pools on the funds’ net asset value.
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
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. In recent years, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been subjected to cyber-attack, and although we have not to our knowledge suffered a material breach of our systems, it is possible that we could suffer such a breach in the future. Cyber-threats are sophisticated and continually evolving. We may not implement effective systems and other measures to effectively prevent or mitigate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
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
In particular, we, like other financial services firms, will continue to face increasing cyber threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. Our status as a global systemically important financial institution may increase the risk that we are targeted by such cyber-security threats. In addition, some of our service offerings, such as data warehousing, may also increase the risk we are, and the consequences of being, so-targeted. We therefore could experience significant related costs and exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
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
Any theft, loss or other misappropriation or inadvertent disclosure of, or inappropriate access to, the confidential information we possess could have an adverse impact on our business and could subject us to regulatory actions, litigation and other adverse effects.
Our businesses and relationships with clients are dependent on our ability to maintain the confidentiality of our and our clients' trade secrets and confidential information (including client transactional data and personal data about our employees, our clients and our clients' clients). Unauthorized access, or failure of our controls with respect to granting access to our systems, may occur, resulting in theft, loss, or other misappropriation of such information. Any theft, loss, other misappropriation or inadvertent disclosure of confidential information could have a material adverse impact on our competitive position, our relationships with our clients and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
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
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. Our efforts to develop and market new products may position us in new markets with pre-existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses, particularly our custodial and investment management services. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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
As part of our business strategy, we acquire complementary businesses and technologies, enter into strategic alliances and joint ventures and divest portions of our business. We undertake transactions of varying sizes to, among other reasons, expand our geographic footprint, access new clients, technologies or services, develop closer or more collaborative relationships with our business partners, bolster existing servicing capabilities, efficiently deploy capital or leverage cost savings or other business or financial opportunities. We may not achieve the expected benefits of these transactions, which could result in increased costs, lowered revenues, ineffective deployment of capital, regulatory concerns, exit costs or diminished competitive position or reputation.
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
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals or non-objections from the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
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
We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services to clients, primarily for conversions, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. We also may enter into longer-term arrangements with respect to custody, fund administration and depository services. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
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
Changes in accounting standards may adversely affect our consolidated financial statements.
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the FASB, or their convergence efforts with the International Accounting Standards Board, as well as changes in the interpretation of existing accounting standards, by the FASB or the SEC or otherwise reflected in U.S. GAAP, potentially could affect our consolidated results of operations, cash flows and financial condition. These changes can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the revision of our consolidated financial statements for prior periods.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We occupy a total of approximately 7.3 million square feet of office space and related facilities worldwide, of which approximately 6.4 million square feet are leased. Of the total leased space, approximately 2.4 million square feet are located in eastern Massachusetts. An additional 1.3 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 2.0 million square feet in the U.K. and elsewhere in Europe, and approximately 700,000 square feet in the Asia/Pacific region.
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
We occupy four buildings located in Quincy, Massachusetts, one of which we own and three of which we lease. The buildings contain a total of approximately 1.2 million square feet (720,000 square feet owned and 470,000 square feet leased). These, along with the Channel Center, an office building located in Boston, of which we lease the entire 500,000 square feet, function as State Street Bank's principal operations facilities.

We occupy other principal properties located in Missouri, New Jersey, New York, and Ontario, composed of four leased buildings containing a total of approximately 680,000 square feet, under leases expiring from August 2022 to August 2025. Significant properties in the U.K. and Europe include nine buildings located in England, Scotland, Poland, Ireland, Luxembourg, Germany, and Italy, containing approximately 1.4 million square feet under leases expiring from January 2019 through August 2034. Principal properties located in China and Australia consist of three buildings containing approximately 379,000 square feet under leases expiring from September 2020 through May 2021.
We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in Note 20 to the consolidated financial statements included under Item 8 of this Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information with respect to each of our executive officers as of February 19, 2016.

Name	Age	Position
Joseph L. Hooley	58	Chairman and Chief Executive Officer
Michael W. Bell	52	Executive Vice President and Chief Financial Officer
Jeffrey N. Carp	59	Executive Vice President, Chief Legal Officer and Secretary
Jeffrey D. Conway	50	Executive Vice President
Gunjan Kedia	45	Executive Vice President
Andrew Kuritzkes	55	Executive Vice President and Chief Risk Officer
Sean P. Newth	40	Senior Vice President, Chief Accounting Officer and Controller
Ronald P. O'Hanley	59	Chief Executive Officer and President of State Street Global Advisors
James S. Phalen	65	Vice Chairman
Alison A. Quirk	54	Executive Vice President
Michael F. Rogers	58	President and Chief Operating Officer
Wai-Kwong Seck	60	Executive Vice President
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
Mr. Bell joined State Street in August 2013 as Executive Vice President and Chief Financial Officer. Prior to joining State Street, Mr. Bell served as senior executive vice president and chief financial officer of Manulife Financial Corporation, a leading Canada-based financial services group with principal operations in Asia, Canada and the U.S., from 2009 to June 2012. From 2002 to 2009, he served as executive vice president and chief financial officer at Cigna Corporation, a global health services organization where he had previously served in several senior management positions, including as President of Cigna Group Insurance.
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
Mr. Conway joined State Street more than 25 years ago and since March 2015 has served as Executive Vice President and Chief Executive Officer for Europe, the Middle East and Africa. Prior to that, Mr. Conway held several other management positions within the Company, including leading Global Exchange, State Street's data and analytics business from April 2013 to March 2015. From 2007 to April 2013 Mr. Conway served as the global head of State Street's Investment Management Services business.
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
Mr. Newth joined State Street in 2005 and has served as Senior Vice President, Chief Accounting

Officer and Corporate Controller since October 2014. Prior to that, he held several senior positions in State Street's Accounting Department, including Director of Accounting Policy from 2009 to 2014 and Deputy Controller from April 2014 to October 2014. Before joining State Street, Mr. Newth served in various transaction services, accounting advisory and assurance roles at KPMG, from 1997 to 2005.
Mr. O'Hanley joined State Street in April 2015 as Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation. Prior to that, Mr. O'Hanley was president of Asset Management & Corporate Services for Fidelity Investments, from 2010 to February 2014. From 1997 to 2010, Mr. O'Hanley served in various positions at Bank of New York Mellon, serving as President and Chief Executive Officer of BNY Asset Management in Boston from 2007 to 2010.
Mr. Phalen joined State Street in 1992 and in 2014 began serving as head of the Office of Regulatory Initiatives. He was appointed Vice Chairman in March 2014. Mr. Phalen served as Executive Vice President and head of Global Operations, Technology and Product Development from 2010 to 2014. Prior to that, starting in 2000 and until 2003, he served as Chairman and Chief Executive Officer of CitiStreet, a global benefits provider and retirement plan record keeper. In February 2005, he was appointed head of State Street's Investor Services division in North America. In 2006, he was appointed head of international operations for Investment Servicing and Investment Research and Trading, based in Europe. From January 2008 until May 2008, he served on an interim basis as President and Chief Executive Officer of SSGA, following which he returned to his role as head of international operations for Investment Servicing and Investment Research and Trading.
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
Mr. Seck joined State Street in September 2011 as Executive Vice President and head of Global Markets and Global Services across Asia Pacific. Prior to joining State Street, Mr. Seck was chief financial officer of the Singapore Exchange for eight years. Previously he held senior-level positions in the Monetary Authority of Singapore, the Government of Singapore Investment Corporation, Lehman Brothers and DBS Bank.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,897 shareholders of record as of January 31, 2016. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Summarized Financial Information (Unaudited)” included under Item 8 of this Form 10-K, and is incorporated herein by reference.
In March 2015, our Board approved a new common stock purchase program authorizing the purchase by us of up to $1.8 billion of our common stock from April 1, 2015 through June 30, 2016. As of December 31, 2015, we had approximately $780 million remaining under that program.

The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2015. All shares of our common stock purchased during the quarter ended December 31, 2015 were purchased under the above-described Board-approved program. Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions, our capital position, our financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
October 1 - October 31, 2015	666	$69.14	$46	$1,084
November 1 - November 30, 2015	2,355	71.80	169	915
December 1 - December 31, 2015	1,948	69.23	135	780
Total	4,969	$70.44	$350	$780
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, and in Note 15 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.
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
Under Federal Reserve regulations, the approval of the Federal Reserve would be required for the payment of dividends by State Street Bank if the total amount of all dividends declared by State Street Bank in any calendar year, including any proposed dividend, would exceed the total of its net income for such calendar year as reported in State Street Bank's Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices Only - FFIEC 031, commonly referred to as the “Call Report,” as submitted through the Federal Financial Institutions Examination Council and provided to the Federal Reserve, plus its “retained net income” for the preceding two calendar years. For these purposes, “retained net income,” as of any date of determination, is defined as an amount equal to State Street Bank's net income (as reported in its Call Reports for the calendar year in which retained net income is being determined) less any dividends declared during such year. In determining the amount of dividends that are payable, the total of State Street Bank's net income for the current year and its retained net income for the preceding two calendar years is reduced by any net losses incurred in the current or preceding two-year period and by any required transfers to surplus or to a fund for the retirement of preferred stock.
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
Under the PCA provisions adopted pursuant to the FDIC Improvement Act of 1991, State Street Bank may not pay a dividend when it is deemed, under the PCA framework, to be under-capitalized, or when the payment of the dividend would cause State Street Bank to be under-capitalized. If State Street Bank is under-capitalized for purposes of the PCA framework, it must cease paying dividends for so long as it is deemed to be under-capitalized. Once earnings have begun to improve and an adequate capital position has been restored, dividend payments may resume in accordance with federal and state statutory limitations and guidelines.
In 2015, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.32 per share, totaling approximately $536 million. In 2014, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.16 per share, totaling approximately $490 million. Currently, any payment of future common stock dividends by our parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its CCAR process. Information about dividends declared by our parent company and dividends from our subsidiary banks is provided under “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7, and in Note 15 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Business - Supervision and Regulation - Capital Planning, Stress Tests and Dividends” included under Item 1 of this Form 10-K and the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel III final rule, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” included under Item 1A of this Form 10-K.
Information about our equity compensation plans is included under Item 12, and in Note 18 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2010 at the closing price on the last trading day of 2010, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 88 of the Standard & Poor's 500 companies, representing 26 diversified financial services companies, 21 insurance companies, 25 real estate companies and 16 banking companies. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S., and is composed of 24 leading national money center and regional banks and thrifts.

	2010	2011	2012	2013	2014	2015
State Street Corporation	$100	$89	$106	$167	$182	$157
S&P 500 Index	100	102	118	157	178	181
S&P Financial Index	100	83	107	145	167	164
KBW Bank Index	100	77	101	139	152	153

ITEM 6.SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)

FOR THE YEARS ENDED DECEMBER 31:	2015	2014	2013	2012	2011
Total fee revenue(1)	$8,278	$8,010	$7,570	$7,069	$7,176
Net interest revenue	2,088	2,260	2,303	2,538	2,333
Gains (losses) related to investment securities, net(2)	(6)	4	(9)	23	67
Total revenue(1)	10,360	10,274	9,864	9,630	9,576
Provision for loan losses	12	10	6	(3)	—
Total expenses	8,050	7,827	7,192	6,886	7,058
Income before income tax expense(1)	2,298	2,437	2,666	2,747	2,518
Income tax expense(1)(3)	318	415	616	700	611
Net income(1)	$1,980	$2,022	$2,050	$2,047	$1,907
Adjustments to net income(4)	(132)	(64)	(34)	(42)	(38)
Net income available to common shareholders(1)	$1,848	$1,958	$2,016	$2,005	$1,869
PER COMMON SHARE:
Earnings per common share(1):
Basic	$4.53	$4.62	$4.52	$4.23	$3.79
Diluted	4.47	4.53	4.43	4.17	3.77
Cash dividends declared	1.32	1.16	1.04	.96	.72
Closing market price (at year end)	$66.36	$78.50	$73.39	$47.01	$40.31
AT YEAR END:
Investment securities	$100,022	$112,636	$116,914	$121,061	$109,153
Average total interest-earning assets	220,456	209,054	178,101	167,615	147,657
Total assets	245,192	274,119	243,291	222,582	216,827
Deposits	191,627	209,040	182,268	164,181	157,287
Long-term debt	11,534	10,042	9,699	7,429	8,131
Total shareholders' equity(1)	21,103	21,328	20,248	20,824	19,366
Assets under custody and administration (in billions)	27,508	28,188	27,427	24,371	21,807
Assets under management (in billions)	2,245	2,448	2,345	2,086	1,845
Number of employees	32,356	29,970	29,430	29,650	29,740
RATIOS:
Return on average common shareholders' equity(1)	9.8%	9.8%	10.2%	10.3%	9.9%
Return on average assets(1)	0.79	0.85	0.99	1.06	1.09
Common dividend payout(1)	28.99	25.03	22.89	22.57	18.96
Average common equity to average total assets(1)	7.5	8.4	9.6	9.7	11.2
Net interest margin, fully taxable-equivalent basis	1.03	1.16	1.37	1.59	1.67
Common equity tier 1 ratio(1)(5)	12.5	12.4	15.3	17.1	16.8
Tier 1 capital ratio(1)(5)	15.3	14.5	17.1	19.1	18.8
Total capital ratio(1)(5)	17.4	16.4	19.5	20.6	20.5
Tier 1 leverage ratio(1)(5)	6.9	6.3	6.8	7.1	7.3
Supplementary leverage ratio(1)(6)	6.2	5.6	N/A	N/A	N/A

(1) Amounts for 2011 through 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
(2) Amount for 2012 reflects a $46 million loss from the sale of our Greek investment securities.
(3) Amount for 2013 reflects the correction of an out-of-period adjustment to deferred taxes, as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K. Amounts for 2012 and 2011 reflect the net effects of certain tax matters ($7 million benefit and $55 million expense, respectively) associated with the 2010 Intesa acquisition. Amount for 2011 reflects discrete tax benefits of $103 million attributable to costs incurred in terminating former conduit asset structures.
(4) Amounts represent preferred stock dividends and the allocation of earnings to participating securities using the two-class method.
(5) Ratios for 2015 and 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Ratios for 2013, 2012 and 2011 were calculated in conformity with the provisions of Basel I. Ratios for 2015 and 2014 are not directly comparable to ratios for prior years. Refer to Note 16 to the consolidated financial statements included under Item 8 of this Form 10-K.
(6) The supplementary leverage ratio was calculated using the transitional tier 1 capital as calculated under the supplementary leverage ratio provisions of the Basel III final rule as of the date indicated.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2015, we had consolidated total assets of $245.19 billion, consolidated total deposits of $191.63 billion, consolidated total shareholders' equity of $21.10 billion and 32,356 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
We have two lines of business:
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance, including our enhanced custody product, which integrates securities lending and custody into a platform that offers clients the ability to borrow securities from us as principal and finance their borrowing activities in numerous ways, including by lending securities in our agency lending program; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
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

In addition, certain prior period amounts have been revised to correct for errors related to those prior periods. Refer to Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
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
Certain financial information provided in this Form 10-K, including this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable financial trends with respect to our normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends in addition to financial information prepared and reported in conformity with U.S. GAAP. We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding our capital position and is of interest to investors.
Operating-basis financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP, or operating-basis, financial information presented in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable U.S. GAAP-basis measure.
This Management's Discussion and Analysis contains statements that are considered "forward-looking statements" within the meaning of U.S. securities laws. Forward-looking statements include statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, expected outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in "Risk Factors" included under Item 1A of this Form 10-K.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market risk associated with our trading activities), summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
We have included our website address in this report as an inactive textual reference only. Information on our website is not incorporated by reference into this Form 10-K.
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-K.

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS

Years Ended December 31,	2015	2014	2013
(Dollars in millions, except per share amounts)
Total fee revenue(1)	$8,278	$8,010	$7,570
Net interest revenue	2,088	2,260	2,303
Gains (losses) related to investment securities, net	(6)	4	(9)
Total revenue(1)	10,360	10,274	9,864
Provision for loan losses	12	10	6
Total expenses	8,050	7,827	7,192
Income before income tax expense(1)	2,298	2,437	2,666
Income tax expense(1)	318	415	616
Net income(1)	$1,980	$2,022	$2,050
Adjustments to net income:
Dividends on preferred stock(2)	(130)	(61)	(26)
Earnings allocated to participating securities(3)	(2)	(3)	(8)
Net income available to common shareholders(1)	$1,848	$1,958	$2,016
Earnings per common share(1):
Basic	$4.53	$4.62	$4.52
Diluted	4.47	4.53	4.43
Average common shares outstanding (in thousands):
Basic	407,856	424,223	446,245
Diluted	413,638	432,007	455,155
Cash dividends declared per common share	$1.32	$1.16	$1.04
Return on average common equity(1)	9.8%	9.8%	10.2%

(1) Amounts for 2013 and 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
(2) Refer to Note 15 of the consolidated financial statements included under Item 8 of this Form 10-K for additional information regarding our preferred stock dividends.
(3) Refer to Note 23 of the consolidated financial statements included under Item 8 of this Form 10-K.
The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2015 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the year ended December 31, 2015 to those for the year ended December 31, 2014, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2014 period to the relevant 2015 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Highlights

•
In October 2015, we announced the next phase of our multi-year transformation program, which we refer to as State Street Beacon. We expect to deliver cost efficiencies through changes in our operational processes, and further digitize our processes and interfaces with clients. We expect State Street Beacon, which includes the targeted staff reductions that we announced with our third quarter 2015 results, to generate approximately $550 million in estimated annualized pre-tax expense savings over the next five years, including approximately $75 million in 2016. The full effect of the savings generated each year will be realized the following year. To implement State Street Beacon, we expect to incur aggregate pre-tax restructuring costs of approximately $300 million to $400 million over the five- year period ending December 31, 2020. Estimated pre-tax expense savings relate only to State Street Beacon, include the effects of the targeted staff reductions announced as part of our third quarter of 2015 financial results, and are based on projected improvement from our full-year 2015 operating-basis expenses, all else equal. Actual expenses may increase or decrease in the future due to other factors.

•
In 2015, we secured new asset servicing mandates of $797.5 billion; of that total, approximately $444.9 billion was installed prior to December 31, 2015, with the remaining balance expected to be installed in 2016 or later.

•	Net outflows of AUM totaled $151 billion, which does not include $13 billion of new asset management business which was awarded to SSGA but not installed as of December 31, 2015.

•
During 2015, we recorded legal charges of $415 million or $0.76 per share. Of that, $400 million was to increase our legal accrual associated with our indirect foreign exchange business prior to 2010. The total legal accrual associated with this matter as of the time of filing this Form 10-K is $565 million. The legal accrual is further discussed under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements included under Item 8 of this Form 10-K.

•	During 2015, we declared common stock dividends of $1.32 per share, totaling approximately $536 million.

•
During 2015, we purchased approximately 20.5 million shares of our common stock at an average per-share cost of $74.07 and an aggregate cost of approximately $1.52 billion. We have approximately $780 million remaining under our current $1.8 billion program approved by our Board in March 2015.

Additional information with respect to our common stock purchase program and stock dividends is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.

•
During the fourth quarter of 2015, we identified and corrected an error that originated in prior periods relating to certain expenses billed to certain of our asset servicing clients, which misstated our servicing revenue. This error misstated our servicing fee revenue. Based on the results of our analysis, we determined that the error was immaterial to each of the prior reporting periods affected. However, we concluded that correcting the error in the year ended December 31, 2015 would materially misstate the consolidated results of operations for that period. Accordingly, our financial results for all prior periods presented herein have been revised for the correction of this error. Refer to "Investment Servicing" under "Line of Business Information" within this Management's Discussion and Analysis, and Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

Financial Results

•	Total revenue in 2015 increased 1% compared to 2014, primarily due to a 3% increase in total fee revenue, partially offset by a decline in net interest revenue.

•
Total revenue in 2015 included a $165 million pre-tax gain from the sale of commercial real estate in the third-quarter of 2015 and final paydown in the fourth-quarter of a commercial real estate loan, both acquired as a result of the Lehman Brothers bankruptcy.

•	In 2015, we recorded a $61 million reduction to our income tax expense related to an Italian deferred tax liability as a consequence of our European legal entity restructuring activities.

•	Servicing fee revenue increased 1% in 2015 compared to 2014, primarily due to net new business, partially offset by $203 million due to the effect of the stronger U.S. dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Management fee revenue decreased 3% in 2015 compared to 2014, primarily due to $43 million from the effect of the stronger U.S. dollar, partially offset by net new business.

•
Total expenses in 2015 increased 3% compared to 2014, primarily driven by an increase in expenses due to $415 million in legal accruals, as well as higher information systems and communications costs to support new business and other expenses from professional services, partially offset by a $108 million decrease in acquisition and restructuring costs and $251 million from the effect of the stronger U.S. dollar.

•	Return on average common shareholders' equity remained flat at 9.8% in 2015 compared to 2014.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2015 compared to 2014, as well as 2014 compared to 2013, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this Form 10-K.

TOTAL REVENUE

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(Dollars in millions)	2015	2014	2013
Fee revenue:
Servicing fees(1)	$5,153	$5,108	$4,799	1%	6%
Management fees	1,174	1,207	1,106	(3)	9
Trading services:
Foreign exchange trading	690	607	589	14	3
Brokerage and other trading services	456	477	505	(4)	(6)
Total trading services	1,146	1,084	1,094	6	(1)
Securities finance	496	437	359	14	22
Processing fees and other	309	174	212	78	(18)
Total fee revenue(1)	8,278	8,010	7,570	3	6
Net interest revenue:
Interest revenue	2,488	2,652	2,714	(6)	(2)
Interest expense	400	392	411	2	(5)
Net interest revenue	2,088	2,260	2,303	(8)	(2)
Gains (losses) related to investment securities, net	(6)	4	(9)
Total revenue(1)	$10,360	$10,274	$9,864	1	4

(1) Amounts for 2013 and 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
FEE REVENUE
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2015, 2014 and 2013.
Servicing and management fees collectively made up approximately 76% of our total fee revenue in 2015 compared to approximately 79% and 78%, in 2014 and 2013, respectively. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Management fees are generally affected by changes in month-end valuations of assets under management. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of assets under management. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, as well as our relationship pricing for clients using multiple services.
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
In light of the above, we estimate, using relevant information as of December 31, 2015 and assuming that all other factors remain constant, that:

•
A 10% increase or decrease in worldwide equity valuations, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 2%; and

•
A 10% increase or decrease in worldwide fixed income security valuations, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total revenue of approximately 1%.

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
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis.

TABLE 3: DAILY, MONTH-END AND YEAR-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			As of December 31,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
S&P 500®	2,061	1,931	7%	2,052	1,944	6%	2,044	2,059	(1)%
NASDAQ®	4,946	4,375	13	4,933	4,415	12	5,007	4,736	6
MSCI EAFE®	1,809	1,888	(4)	1,806	1,891	(4)	1,716	1,775	(3)
MSCI Emerging	918	1,008	(9)	910	1,009	(10)	794	956	(17)
NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the years ended December 31, 2015, 2014 and 2013.
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

TABLE 4: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Years Ended December 31,
	2015			2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$69,753	$208.30%		$55,353	$196.35%		$28,946	$125.43%
Securities purchased under resale agreements	3,233	62	1.92	4,077	38.94		5,766	45.77
Trading account assets	1,194	1.08		959	1.13		748	—	—
Investment securities	105,611	2,069	1.96	116,809	2,317	1.98	117,696	2,429	2.06
Loans and leases	17,948	311	1.73	15,912	266	1.67	13,781	253	1.84
Other interest-earning assets	22,717	10.04		15,944	7.05		11,164	4.04
Average total interest-earning assets	$220,456	$2,661	1.21	$209,054	$2,825	1.36	$178,101	$2,856	1.60
Interest-bearing deposits:
U.S.	$30,819	$51.16%		$21,296	$21.10%		$8,862	$10.12%
Non-U.S.	102,491	46.05		109,003	78.07		100,391	83.08
Securities sold under repurchase agreements	8,875	1.01		8,817	—	—	8,436	1.01
Federal funds purchased	21	—	—	20	—	—	298	—	—
Other short-term borrowings	3,826	6.15		4,177	5.12		3,785	59	1.57
Long-term debt	10,333	250	2.42	9,309	245	2.63	8,415	232	2.75
Other interest-bearing liabilities	6,471	46.71		7,351	43.59		6,457	26.40
Average total interest-bearing liabilities	$162,836	$400.25		$159,973	$392.25		$136,644	$411.30
Interest-rate spread			0.96%			1.11%			1.30%
Net interest revenue—fully taxable-equivalent basis		$2,261			$2,433			$2,445
Net interest margin—fully taxable-equivalent basis			1.03%			1.16%			1.37%
Tax-equivalent adjustment		(173)			(173)			(142)
Net interest revenue—GAAP basis		$2,088			$2,260			$2,303
Net interest revenue decreased 7% on a fully taxable-equivalent basis in 2015 compared to 2014. The decrease was generally the result of efforts to optimize our capital position to comply with evolving regulatory requirements on liquidity, lower yields on interest earning assets, as lower global interest rates affected our revenue from floating-rate assets and the rate at which payments from the maturity or prepayment on portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar. The stronger U.S. dollar had the effect of reducing net interest revenue by approximately $54 million in 2015 compared to 2014, partially offset by the benefit of higher levels of interest-earning assets.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in Note 17 to the consolidated financial statements included under Item 8 of this Form 10-K.
Average total interest-earning assets were higher for 2015 compared to 2014 as a result of elevated levels of client deposits invested in interest-

bearing deposits with banks, higher average loans and leases and higher levels of cash collateral (included in other interest-earning assets in Table 4: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis) provided in connection with our enhanced custody business.
The higher level of investment in interest-bearing deposits with banks resulted from higher levels of client deposits and our efforts to optimize our capital position during 2015 compared to 2014, discussed further below, while the increase in average loans and leases resulted from growth in mutual fund lending and our continued investment in senior secured bank loans.
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
The deposits with central banks are also included in our total consolidated assets, and higher deposit levels impact our regulatory leverage ratios. During the year, we took action to better balance our clients' cash management needs with our economic and regulatory objectives. These efforts contributed to a reduction of interest and non-interest bearing client deposits of $17 billion, from $209 billion as of December 31, 2014 to $192 billion as of December 31, 2015. If global interest rates increase, we would expect to see decreases in client deposits; however, in general, we continue to anticipate higher levels of client deposits, irrespective of the interest rate environment, particularly during periods of market stress.
The effect of the stronger U.S. dollar relative to other currencies, particularly the Euro, also negatively impacted our net interest revenue, as we maintain a portion of our investment portfolio in Euro denominated securities.  If ECB monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue may continue or worsen.
We recorded aggregate discount accretion in interest revenue of $98 million in 2015 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue as follows:

TABLE 5: TOTAL DISCOUNT ACCRETION IN INTEREST REVENUE
(in millions)	Discount Accretion in Interest Revenue
Years Ending:
2009	$621
2010	712
2011	220
2012	215
2013	137
2014	119
2015	98
Total Discount Accretion	$2,122
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
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold the remaining former conduit securities to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2015 to generate aggregate discount accretion in future periods of approximately $209 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $69.75 billion for 2015 compared to $55.35 billion for 2014. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and due to the continued elevated levels of client deposits and our investment of the excess deposits with central banks.
We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.
Average investment securities decreased to $105.61 billion for 2015 compared to $116.81 billion for 2014, as we seek to optimize our capital position in light of the evolving regulatory environment. Detail with respect to our investment securities portfolio as of December 31, 2015 and December 31, 2014 is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Average loans and leases increased to $17.95 billion for 2015 compared to $15.91 billion for 2014. The increase was mainly related to mutual fund lending and our continued investment in senior secured bank loans. Mutual fund lending and senior secured bank loans averaged approximately $12.73 billion for 2015, compared to $10.52 billion for 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Years Ended December 31,
(In millions)	2015	2014	2013
Average U.S. short-duration advances	$2,351	$2,355	$2,356
Average non-U.S. short-duration advances	1,404	1,512	1,393
Average total short-duration advances	$3,755	$3,867	$3,749
Average short-duration advances to average loans and leases	21%	24%	27%
The decline in the proportion of average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets increased to $22.72 billion for 2015 from $15.94 billion for 2014. Growth in our enhanced custody business, which is our principal securities financing business for our custody clients, contributed to this increase. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 10% of our average total interest-earning assets for 2015, compared to approximately 8% of our average total interest-earning assets for 2014. The enhanced custody business supports our overall profitability by generating securities finance revenue. The net interest earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits increased to $133.31 billion for 2015 from $130.30 billion for 2014. The higher levels in 2015 were primarily the result of increases in both U.S. and time deposits, offset by decreases in non-U.S. transaction accounts. Future transaction account levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $3.83 billion for 2015 from $4.18 billion for 2014. The decrease was the result of State Street phasing-out its commercial paper program during 2015, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
Average long-term debt increased to $10.33 billion for 2015 from $9.31 billion for 2014. The increase primarily reflected the issuance of $1.0 billion of senior debt issued in December 2014 and $3.0 billion of senior debt issued in August 2015 which was offset by a $900 million extendible note called at the end of February 2015 and the maturities of $500 million of senior debt in May 2014, $250 million of senior debt in March 2014 and $200 million of subordinated debt in December 2015.
Average other interest-bearing liabilities decreased to $6.47 billion for 2015 from $7.35 billion for 2014, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business.
Average loans and leases also include short-duration advances. Although average short-duration advances remained relatively flat for 2015 compared to 2014, such average short-duration advances provided by us remained low relative to historical levels, primarily the result of higher levels of liquidity, including excess deposits, held by our clients.
Several factors could affect future levels of our net interest revenue and margin, including the volume and mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; the yields earned on securities purchased compared to the yields earned on securities sold or matured; and changes in our enhanced custody business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 7: INVESTMENT SECURITIES GAINS (LOSSES), NET
	Years Ended December 31,
(In millions)	2015	2014	2013
Net realized gains (losses) from sales of available-for-sale securities	$(5)	$15	$14
Net impairment losses:
Gross losses from other-than-temporary impairment	(1)	(1)	(21)
Losses reclassified (from) to other comprehensive income	—	(10)	(2)
Net impairment losses(1)	(1)	(11)	(23)
Gains (losses) related to investment securities, net	$(6)	$4	$(9)

(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(10)	$(11)
Impairment associated with management’s intent to sell impaired securities prior to recovery in value	—	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)	(6)
Net impairment losses	$(1)	$(11)	$(23)
From time to time, in connection with the ongoing management of our investment securities portfolio, we sell available-for-sale securities to manage risk, to take advantage of favorable market conditions, to optimize our balance sheet for regulatory changes, or for other reasons. In 2015, we sold approximately $12.31 billion of such investment securities, compared to approximately $9.77 billion in 2014. We recorded $5 million of net realized losses in 2015 and $15 million of net realized gains in 2014, as presented in the preceding table.
PROVISION FOR LOAN LOSSES
We recorded a provision for loan losses of $12 million in 2015 compared to $10 million in 2014 and $6 million in 2013. The provisions in all periods were recorded as a result of our exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market. Increases in the provisions in the year-to-date comparison reflected growth of our senior secured loan portfolio. Additional information about these senior secured bank loans is provided under “Financial Condition - Loans and Leases” in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.

EXPENSES

TABLE 8: EXPENSES
	Years Ended December 31,			% Change 2015 vs. 2014	% Change 2014 vs. 2013
(Dollars in millions)	2015	2014	2013
Compensation and employee benefits	$4,061	$4,060	$3,800	—%	7%
Information systems and communications	1,022	976	935	5	4
Transaction processing services	793	784	733	1	7
Occupancy	444	461	467	(4)	(1)
Acquisition costs	20	58	76	(66)	(24)
Restructuring charges, net	5	75	28	(93)	168
Other:
Professional services	490	440	392	11	12
Amortization of other intangible assets	197	222	214	(11)	4
Securities processing costs	79	68	52	16	31
Regulatory fees and assessments	115	74	72	55	3
Other	824	609	423	35	44
Total other	1,705	1,413	1,153	21	23
Total expenses	$8,050	$7,827	$7,192	3	9
Number of employees at year-end	32,356	29,970	29,430
Compensation and employee benefits expenses were flat in 2015 compared to 2014. Increases in costs for additional staffing to support new business, regulatory initiatives and $72.6 million in net severance costs related to targeted staff reductions were offset by the effect of the stronger U.S. dollar and decreases in incentive compensation and benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Compensation and employee benefits expenses increased 7% in 2014 compared to 2013. Compensation and employee benefits expenses in 2014 included approximately $53 million of costs related to our Business Operations and Information Technology Transformation program, which was completed at the end of 2014 and $84 million of net severance costs associated with staffing realignment.
Information systems and communications expenses increased 5% in 2015 compared to 2014.The increase was primarily related to $31 million in additional depreciation costs supporting investments associated with regulatory initiatives and costs to support new business.
Information systems and communications expenses increased 4% in 2014 compared to 2013. The increase was mainly associated with higher infrastructure costs related to the completion of our Business Operations and Information Technology Transformation program.
Other expenses increased 21% in 2015 compared to 2014. The increase was primarily due to legal accruals of approximately $400 million in 2015 compared to $185 million in 2014 in connection with our indirect FX client activities and higher levels of regulatory fees, which were partially offset by a decrease in amortization of intangible assets due to a write off of intangible assets in 2014. The legal accrual is further discussed under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Our compliance obligations have increased due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
INCOME TAX EXPENSE
Income tax expense was $318 million for 2015 compared to $415 million for 2014. The decrease in tax expense was primarily due to deductions for litigation expense recorded in 2015. Our effective tax rate for 2015 was 13.8% compared to 17.1% in 2014, and included effects of the approval of a tax refund for prior years and the reduction of $61 million for an Italian deferred tax liability, partially offset by a change in New York tax law.
Income tax expense was $415 million in 2014 compared to $616 million in 2013. Our effective tax rate for 2014 was 17.1% compared to 23.1% in 2013. The decline in the 2014 effective tax rate was primarily attributable to an expansion of our municipal securities portfolio, increased investments in alternative energy projects and greater benefits from our non-U.S. operations.
Additional information regarding income tax expense, including unrecognized tax benefits, and tax contingencies are provided in Notes 22 and 13, to the consolidated financial statements under Item 8 of this Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
				% Change 2015 vs. 2014	% Change 2014 vs. 2013
(Dollars in millions, except where otherwise noted)	2015	2014	2013
Servicing fees(1)	$5,153	$5,108	$4,799	1%	6%
Trading services	1,108	1,039	1,027	7	1
Securities finance	496	437	359	14	22
Processing fees and other	325	179	206	82	(13)
Total fee revenue(1)	7,082	6,763	6,391	5	6
Net interest revenue	2,086	2,245	2,278	(7)	(1)
Gains (losses) related to investment securities, net	(6)	4	(9)	nm	nm
Total revenue(1)	9,162	9,012	8,660	2	4
Provision for loan losses	12	10	6	20	67
Total expenses	6,990	6,648	6,190	5	7
Income before income tax expense(1)	$2,160	$2,354	$2,464	(8)	(4)
Pre-tax margin(1)	24%	26%	28%
Average assets (in billions)	$246.6	$234.2	$203.2

(1) Amounts for 2013 and 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
nm- Not meaningful
Total revenue in 2015 for our Investment Servicing line of business, presented in Table 9: Investment Servicing Line of Business Results, increased 2% compared to 2014. Total fee revenue increased 5% in 2015 compared to 2014.
Total revenue increased 4% in 2014 compared to 2013, presented in Table 9: Investment Servicing Line of Business Results. Total fee revenue increased 6% in 2014 compared to 2013.
Net interest revenue decreased 7% in 2015 compared to 2014. The decrease was generally the result of our efforts to optimize our capital position, lower yields on interest-earning assets, as lower global interest rates affected our revenue from floating-rate assets and the effect of the stronger U.S. dollar, partially offset by the benefit of higher levels of interest-earning assets. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue.”
Total expenses increased 5% in 2015 compared to 2014. The increase primarily resulted from expenses for a legal accrual recorded in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities, higher regulatory and compliance costs and increases in compensation and employee benefits due to additional staffing to support new business and regulatory initiatives. The expense increase was partially offset by the effect of the stronger U.S. dollar.
As a result of the previously disclosed review into the manner in which we invoiced certain expenses to certain asset servicing clients, we determined that we had incorrectly invoiced clients in the aggregate amount of approximately $240 million for expenses within the specific categories under review. This amount is reflected as a liability on our consolidated statement of condition as of December 31, 2015, with $223 million of this amount relating to periods prior to the 2015 fiscal year and reflected in the beginning retained earnings balance of our consolidated statement of changes in shareholders’ equity as of December 31, 2014. Our financial results for all prior periods presented in this Form 10-K have been revised to reflect the impact of the reimbursement liability on each prior period presented. In addition to this amount, we will compensate clients for an aggregate of approximately $17 million in interest associated with the incorrect invoicing. There is the potential that as our review continues, our estimates of the amounts reimbursable to clients may increase or that clients or regulators may assert other legal theories of liability. Our billing arrangements capture multiple asset classes and transactions executed by our clients and therefore may be subject to operational error or disagreements with clients. We have notified certain governmental authorities about this review. We may become subject to regulatory proceedings and litigation in connection with this matter, and there can be no assurance as to the outcome of any proceedings that may be commenced against us. Refer to Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
Servicing Fees
Servicing fees increased 1% in 2015 compared to 2014, primarily due to net new business (revenue added from new servicing business installed less revenue lost from the removal of assets serviced) and higher transaction volumes, partially offset by $203 million due to the effect of the stronger U.S. dollar.
Servicing fees increased 6% in 2014 compared to 2013 primarily as a result of stronger global equity markets and the positive revenue impact of net new business.
Servicing fees generated outside the U.S. were approximately 42% of total servicing fees for the years ended December 31, 2015, 2014 and 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 10: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
As of December 31,	2015	2014	2013	2012	2011	2014-2015 Annual Growth Rate	2011-2015 Compound Annual Growth Rate
(Dollars in billions)
Mutual funds	$6,768	$6,992	$6,811	$5,852	$5,265	(3)%	6%
Collective funds	7,088	6,949	6,428	5,363	4,437	2	12
Pension products	5,510	5,746	5,851	5,339	4,837	(4)	3
Insurance and other products	8,142	8,501	8,337	7,817	7,268	(4)	3
Total	$27,508	$28,188	$27,427	$24,371	$21,807	(2)	6

TABLE 11: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
As of December 31,	2015	2014	2013	2012	2011	2014-2015 Annual Growth Rate	2011-2015 Compound Annual Growth Rate
(Dollars in billions)
Equities	$14,888	$15,876	$15,050	$12,276	$10,849	(6)%	8%
Fixed-income	9,264	8,739	9,072	8,885	8,317	6	3
Short-term and other investments	3,356	3,573	3,305	3,210	2,641	(6)	6
Total	$27,508	$28,188	$27,427	$24,371	$21,807	(2)	6

TABLE 12: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(Dollars in billions)	2015	2014	2013	2012	2011
North America	$20,842	$21,217	$20,764	$18,463	$16,368
Europe/Middle East/Africa	5,387	5,633	5,511	4,801	4,400
Asia/Pacific	1,279	1,338	1,152	1,107	1,039
Total	$27,508	$28,188	$27,427	$24,371	$21,807

(1) Geographic mix is based on the location in which the assets are serviced.
The decrease in total assets under custody and administration for year-end 2015 compared to year-end 2014 primarily resulted from weaker global equity markets, partially offset by net new business. Asset levels as of December 31, 2015 did not reflect the estimated $352.6 billion of new business in assets to be serviced awarded to us in 2015 and prior periods but not installed prior to December 31, 2015. This new business will be reflected in assets under custody and administration in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

Trading Services

TABLE 13: TRADING SERVICES REVENUE
Years Ended December 31,	2015	2014	2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
(Dollars in millions)
Foreign exchange trading:
Direct sales and trading	$410	$361	$304	14%	19%
Indirect foreign exchange trading	280	246	285	14	(14)
Total foreign exchange trading	690	607	589	14	3
Brokerage and other trading services:
Electronic foreign exchange services	175	181	218	(3)	(17)
Other trading, transition management and brokerage	243	251	220	(3)	14
Total brokerage and other trading services	418	432	438	(3)	(1)
Total trading services revenue	$1,108	$1,039	$1,027	7	1
Trading services revenue increased 7% in 2015 compared to 2014, primarily due to stronger market-making revenue and higher client volumes. Trading services revenue increased 1% in 2014 compared to 2013, primarily the result of higher client volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services. We primarily earn FX trading revenue by acting as a principal market-maker. We offer a range of FX products, services and execution models. Most of our FX products and execution services can be grouped into three broad categories, which are further explained below: “direct sales and trading,” “indirect FX trading” and “electronic FX services.” With respect to electronic FX services, we provide an execution venue, but do not act as agent or principal.
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
Total FX trading revenue increased 14% in 2015 compared to 2014, primarily the result of stronger market-making revenue and higher client volumes. Total FX trading revenue increased 3% in 2014 compared to 2013, primarily the result of higher client volumes.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 59% of total foreign exchange trading revenue in 2015 compared to 59% and 52% in 2014 and 2013, respectively.
Alternatively, clients or their investment managers may elect to route FX transactions to our

FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 41% of total foreign exchange trading revenue for the year ended December 31, 2015 as compared to 41% and 48% in 2014 and 2013, respectively. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service, or to one of our electronic trading platforms. Street FX, in which we continue to act as a principal market-maker, enables our clients to define their FX execution strategy and automate the FX trade execution process, both for funds under custody with us as well as those under custody at another bank.
Our direct sales and trading revenue increased 14% in 2015 as compared to 2014. The increase primarily resulted from higher market-making activities and client volumes. Our estimated indirect FX trading revenue increased 14% in 2015 compared to 2014. The increase mainly resulted from higher spreads.
Our direct sales and trading revenue increased 19% in 2014 as compared to 2013. The increase primarily resulted from higher client volumes, partially offset by lower currency volatility and spreads. Our estimated indirect FX trading revenue decreased 14% in 2014 compared to 2013. The decline mainly resulted from lower client volumes and spreads.
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
Total brokerage and other trading services revenue decreased 3% in 2015 compared to 2014, and decreased 1% in 2014 compared to 2013. Decreases in both periods were primarily due a decline in volumes and lower transition management revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 3% in 2015 compared to 2014 and decreased 17% in 2014 compared to 2013, mainly due to declines in client volumes.
Other trading, transition management and brokerage revenue decreased 3% in 2015 compared to 2014, primarily due to a decrease in transition management revenue, partially offset by an increase in other trading revenue.
Other trading, transition management and brokerage revenue increased 14% in 2014 compared to 2013, primarily due to an increase in currency management revenue.
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
See Table 9: Investment Servicing Line of Business Results for the comparison of securities finance revenue for the years ended December 31, 2015, 2014 and 2013.
Securities finance revenue earned from our agency lending activities, which is composed of our split of both the spreads related to cash collateral and the fees related to non-cash collateral, is principally a function of the volume of securities on loan, the interest-rate spreads and fees earned on the underlying collateral, and our share of the fee split.
As principal, our enhanced custody business borrows securities from the lending client and then lends such securities to the subsequent borrower, either a State Street client or a broker/dealer. We act as principal when the lending client is unable to, or elects not to, transact directly with the market and execute the transaction and furnish the securities. In our role as principal, we provide support to the transaction through our credit rating. While we source a significant proportion of the securities furnished by us in our role as principal from third parties, we have the ability to source securities through our assets under custody and administration from clients who have designated State Street as an eligible borrower.
Securities finance revenue increased 14% in 2015 compared to 2014. The increase was primarily the result of growth in our enhanced custody business.
Securities finance revenue increased 22% in 2014 compared to 2013. The increase was mainly the result of growth in our enhanced custody business and the impact of higher lending volumes associated with our agency lending program.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment may affect the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, and amortization of our tax-advantaged investments.
Processing fees and other revenue increased 82% in 2015 compared to 2014, as presented in Table 9: Investment Servicing Line of Business Results. The increase was primarily due to a gain from the sale of commercial real estate in the third-quarter of 2015 and final paydown in the fourth-quarter of 2015 of a commercial real estate loan, both acquired as a result of the Lehman Brothers bankruptcy.
Processing fees and other revenue declined 13% in 2014 compared to 2013 as presented in Table 9: Investment Servicing Line of Business Results. The decrease was mainly due to higher amortization of tax-advantaged investments, partially offset by higher revenue from our investment in bank-owned life insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	2015	2014	2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013

Management fees	$1,174	$1,207	$1,106	(3)%	9%
Trading services	38	45	67	(16)	(33)
Processing fees and other	(16)	(5)	6	nm	nm
Total fee revenue	1,196	1,247	1,179	(4)	6
Net interest revenue	2	15	25	(87)	(40)
Total revenue	1,198	1,262	1,204	(5)	5
Total expenses	962	960	822	—	17
Income before income tax expense	$236	$302	$382	(22)	(21)
Pre-tax margin	20%	24%	32%
Average assets (in billions)	$3.9	$3.9	$3.8

nm Not meaningful
Total revenue for our Investment Management line of business, presented in Table 14: Investment Management Line of Business Results, decreased 5% in 2015 compared to 2014. Total fee revenue decreased 4% compared to 2014.
Total revenue increased 5% and total fee revenue increased 6% in 2014 compared to 2013.
Total expenses were flat in 2015 compared to 2014 resulting from higher transaction processing services and increases in regulatory and compliance costs, offset by recoveries associated with Lehman

Brothers-related assets recorded in 2015 and the effect of the stronger U.S. dollar.
Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services and other financial services for corporations, public funds, and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.
Management fees decreased $33 million, or 3%, in 2015 compared to 2014, primarily due to a $43 million effect of the stronger U.S. dollar, offset by net new business.
Management fees increased 9% in 2014 compared to 2013 primarily as a result of stronger global equity markets, net inflows and the positive revenue impact of the excess of revenue added from newly installed assets to be managed over the revenue lost from liquidations of managed assets.
Management fees generated outside the U.S. were approximately 35% of total management fees for 2015, compared to 37% in 2014 and 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 15: ASSETS UNDER MANAGMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)
As of December 31,	2015	2014	2013	2012	2011	2014-2015 Annual Growth Rate	2011-2015 Compound Annual Growth Rate
(Dollars in billions)
Equity:
Active	$32	$39	$42	$45	$46	(18)%	(9)%
Passive	1,293	1,436	1,334	1,047	893	(10)	10
Total Equity	1,325	1,475	1,376	1,092	939	(10)	9
Fixed-Income:
Active	18	17	16	17	16	6	3
Passive	294	302	311	325	271	(3)	2
Total Fixed-Income	312	319	327	342	287	(2)	2
Cash(1)	369	399	385	369	380	(8)	(1)
Multi-Asset-Class Solutions:
Active	17	30	23	23	15	(43)	3
Passive	86	97	110	94	70	(11)	5
Total Multi-Asset-Class Solutions	103	127	133	117	85	(19)	5
Alternative Investments(2):
Active	17	17	14	18	17	—	—
Passive	119	111	110	148	137	7	(3)
Total Alternative Investments	136	128	124	166	154	6	(3)
Total	$2,245	$2,448	$2,345	$2,086	$1,845	(8)	5

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
As of December 31,	2015	2014	2013	2012	2011	2014-2015 Annual Growth Rate	2011-2015 Compound Annual Growth Rate
(Dollars in billions)
Alternative Investments(2)	$34	$38	$39	79	68	(11)%	(16)%
Cash	3	1	1	1	2	200	11
Equity	350	388	325	227	184	(10)	17
Fixed-income	41	39	34	30	20	5	20
Total Exchange-Traded Funds	$428	$466	$399	$337	$274	(8)	12

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
As of December 31,	2015	2014	2013	2012	2011
(Dollars in billions)
North America	$1,452	$1,568	$1,456	$1,288	$1,190
Europe/Middle East/Africa	489	559	560	480	428
Asia/Pacific	304	321	329	318	227
Total	$2,245	$2,448	$2,345	$2,086	$1,845

(1) Geographic mix is based on client location or fund management location.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of December 31, 2012	$1,092	$342	$369	$117	$166	$2,086
Long-term institutional inflows(1)	256	70	—	32	13	371
Long-term institutional outflows(1)	(283)	(71)	—	(28)	(21)	(403)
Long-term institutional flows, net	(27)	(1)	—	4	(8)	(32)
ETF flows, net	33	4	—	—	(25)	12
Cash fund flows, net	—	—	17	—	—	17
Total flows, net	6	3	17	4	(33)	(3)
Market appreciation(2)	291	(4)	(1)	12	(5)	293
Foreign exchange impact(2)	(13)	(14)	—	—	(4)	(31)
Total market/foreign exchange impact	278	(18)	(1)	12	(9)	262
Balance as of December 31, 2013	1,376	327	385	133	124	2,345
Long-term institutional inflows(1)	285	80	—	43	13	421
Long-term institutional outflows(1)	(297)	(103)	—	(35)	(11)	(446)
Long-term institutional flows, net	(12)	(23)	—	8	2	(25)
ETF flows, net	31	5	—	—	(2)	34
Cash fund flows, net	—	—	19	—	—	19
Total flows, net	19	(18)	19	8	—	28
Market appreciation	113	27	—	(9)	11	142
Foreign exchange impact	(33)	(17)	(5)	(5)	(7)	(67)
Total market/foreign exchange impact	80	10	(5)	(14)	4	75
Balance as of December 31, 2014	1,475	319	399	127	128	2,448
Long-term institutional inflows(1)	277	62	—	51	33	423
Long-term institutional outflows(1)	(363)	(70)	—	(59)	(31)	(523)
Long-term institutional flows, net	(86)	(8)	—	(8)	2	(100)
ETF flows, net	(29)	5	1	—	(1)	(24)
Cash fund flows, net	—	—	(27)	—	—	(27)
Total flows, net	(115)	(3)	(26)	(8)	1	(151)
Market appreciation	(13)	3	—	(12)	16	(6)
Foreign exchange impact	(21)	(7)	(5)	(4)	(9)	(46)
Total market/foreign exchange impact	(34)	(4)	(5)	(16)	7	(52)
Balance as of December 31, 2015	$1,326	$312	$368	$103	$136	$2,245

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
The decrease in total AUM in 2015 compared to 2014 resulted from net outflows of approximately $151 billion. Net outflows were driven by approximately $100 billion from long-term institutional portfolios attributable to institutional equity product asset allocation shifts, approximately $27 billion from cash products and approximately $24 billion from ETFs which include SPY, our S&P 500 ETF. Net outflows include an expected redemption by one sub-advisory client that is in-sourcing their business. Further redemptions by this client, totaling approximately $35 billion, are expected to continue through the remainder of 2016 and are not expected to have a significant impact on revenue.

AUM did not include approximately $13 billion of new asset management business, which was awarded to SSGA but not installed as of December 31, 2015. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.
Total assets under management as of December 31, 2015 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

Years Ended December 31,	2015	2014
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$69,753	$55,353
Securities purchased under resale agreements	3,233	4,077
Trading account assets	1,194	959
Investment securities	105,611	116,809
Loans and leases	17,948	15,912
Other interest-earning assets	22,717	15,944
Average total interest-earning assets	220,456	209,054
Cash and due from banks	2,460	4,139
Other noninterest-earning assets	27,548	24,935
Average total assets	$250,464	$238,128
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$30,819	$21,296
Non-U.S.	102,491	109,003
Total interest-bearing deposits	133,310	130,299
Securities sold under repurchase agreements	8,875	8,817
Federal funds purchased	21	20
Other short-term borrowings	3,826	4,177
Long-term debt	10,333	9,309
Other interest-bearing liabilities	6,471	7,351
Average total interest-bearing liabilities	162,836	159,973
Noninterest-bearing deposits	51,675	44,041
Other noninterest-bearing liabilities(2)	14,626	12,935
Preferred shareholders’ equity	2,418	1,181
Common shareholders’ equity(2)	18,909	19,998
Average total liabilities and shareholders’ equity(2)	$250,464	$238,128

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.
(2) Amounts for 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2015	2014	2013
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,718	$10,655	$709
Mortgage-backed securities	18,165	20,714	23,563
Asset-backed securities:
Student loans(1)	7,176	12,460	14,542
Credit cards	1,341	3,053	8,210
Sub-prime	419	951	1,203
Other	1,764	4,145	5,064
Total asset-backed securities	10,700	20,609	29,019
Non-U.S. debt securities:
Mortgage-backed securities	7,071	9,606	11,029
Asset-backed securities	3,267	3,226	5,390
Government securities	4,355	3,909	3,761
Other	4,834	5,428	4,727
Total non-U.S. debt securities	19,527	22,169	24,907
State and political subdivisions	9,746	10,820	10,263
Collateralized mortgage obligations	2,987	5,339	5,269
Other U.S. debt securities	2,624	4,109	4,980
U.S. equity securities	39	39	34
Non-U.S. equity securities	3	2	1
U.S. money-market mutual funds	542	449	422
Non-U.S. money-market mutual funds	19	8	7
Total	$70,070	$94,913	$99,174

Held to maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$20,878	$5,114	$5,041
Mortgage-backed securities	610	62	91
Asset-backed securities:
Student loans(1)	1,592	1,814	1,627
Credit cards	897	897	762
Other	366	577	782
Total asset-backed securities	2,855	3,288	3,171
Non-U.S. debt securities:
Mortgage-backed securities	2,202	3,787	4,211
Asset-backed securities	1,415	2,868	2,202
Government securities	239	154	2
Other	65	72	192
Total non-U.S. debt securities	3,921	6,881	6,607
State and political subdivisions	1	9	24
Collateralized mortgage obligations	1,687	2,369	2,806
Total	$29,952	$17,723	$17,740

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) At amortized cost or fair value on the date of transfer from available for sale.

Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
We manage our investment securities portfolio to align with the interest-rate and duration characteristics of our client liabilities that we consider to be operational deposits and in the context of the overall structure of our consolidated statement of condition, in consideration of the global interest-rate environment. We consider a well-diversified, high-credit quality investment securities portfolio to be an important element in the management of our consolidated statement of condition.
In the fourth quarter of 2015, $7.1 billion of U.S. Treasuries previously classified as AFS were transferred to HTM, reflecting our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $89 million within accumulated other comprehensive loss which will be accreted into interest income over the life of the transferred security.
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of December 31, 2015 and 90% as of December 31, 2014.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2015	December 31, 2014
AAA(1)	80%	73%
AA	12	17
A	5	6
BBB	2	2
Below BBB	1	2
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of December 31, 2015, the investment portfolio of 13,520 securities was diversified with respect to asset class. Approximately 51% of the aggregate carrying value of the portfolio as of December 31, 2015 was composed of mortgage-backed and asset-backed securities, compared to 64% as of December 31, 2014. The asset-backed securities portfolio, of which approximately 92% and 96% of the carrying value as of December 31, 2015 and 2014, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

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
Whether certain types of investment securities or structures, such as CLOs, constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures.
Refer to the "Supervision and Regulation" section, included under Item 1 of this Form 10-K for information regarding the Volcker rule and related regulations.
As of December 31, 2015, we held approximately $2.10 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. Comparatively, as of December 31, 2014, we held approximately $4.54 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $97 million, composed of gross unrealized gains of $105 million and gross unrealized losses of $8 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.

Non-U.S. Debt Securities
Approximately 23% of the aggregate carrying value of our investment securities portfolio has non-U.S. debt securities as of December 31, 2015 compared to approximately 26% as of December 31, 2014.

TABLE 22: NON-U.S. DEBT SECURITIES
	As of December 31,
(In millions)	2015	2014
Available for sale:
United Kingdom	$5,754	$6,925
Australia	3,316	3,401
Canada	2,400	2,711
Netherlands	1,839	3,219
Japan	1,348	860
South Korea	1,052	920
Germany	990	810
France	954	1,407
Norway	524	438
Italy	389	464
Finland	319	513
Belgium	234	120
Sweden	123	103
Other(1)	285	278
Total	$19,527	$22,169
Held to maturity:
United Kingdom	$1,067	$1,779
Australia	917	1,712
Germany	832	1,651
Netherlands	684	1,128
Singapore	129	154
Spain	108	155
Italy	59	79
Ireland	10	68
Other(2)	115	155
Total	$3,921	$6,881

(1) Included approximately $205 million and $66 million as of December 31, 2015 and December 31, 2014, respectively, related to Portugal, Ireland and Spain, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $31 million and $36 million as of December 31, 2015 and December 31, 2014, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 89% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2015 and 2014, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2015 and 2014, approximately 70% and 74%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2015, our non-U.S. debt securities had an average market-to-book ratio of 100.7%, and an aggregate pre-tax net unrealized gain of approximately $162 million, composed of gross unrealized gains of $222 million and gross unrealized losses of $60 million. These unrealized amounts included a pre-tax net unrealized gain of $78 million, composed of gross unrealized gains of $109 million and gross unrealized losses of $31 million, associated with non-U.S. debt securities available for sale.
As of December 31, 2015, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of December 31, 2015 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Obligations
We carried approximately $9.75 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2015 as shown in Table 20: Carrying Values of Investment Securities. Substantially all of these securities were classified as AFS, with the remainder classified as HTM. As of the same date, we also provided approximately $8.75 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS (1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
December 31, 2015
State of Issuer:
Texas	$1,250	$1,962	$3,212	17%
California	444	2,220	2,664	14
New York	817	1,259	2,076	11
Massachusetts	927	731	1,658	9
Maryland	454	413	867	5
Total	$3,892	$6,585	$10,477

December 31, 2014
State of Issuer:
Texas	$1,326	$1,405	$2,731	15%
California	458	1,837	2,295	12
New York	920	996	1,916	10
Massachusetts	989	847	1,836	10
Maryland	446	416	862	5
Total	$4,139	$5,501	$9,640

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.50 billion and $18.44 billion across our businesses as of December 31, 2015 and December 31, 2014, respectively.
(2) Includes municipal loans which are also presented within Table 26.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 90% of the obligors rated “AAA” or “AA” as of December 31, 2015. As of that date, approximately 56% and 39% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of other-than-temporary impairment of our municipal securities is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 24: CONTRACTUAL MATURITIES AND YIELDS
As of December 31, 2015	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(In millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$2,000	0.63%	$3,223	0.88%	$40	3.05%	$455	2.05%
Mortgage-backed securities	78	4.04	2,501	2.65	3,858	3.42	11,728	3.00
Asset-backed securities:
Student loans	339	0.66	3,702	0.88	2,054	0.83	1,081	1.08
Credit cards	2	0.93	259	1.37	1,080	1.68	—	—
Sub-prime	1	2.69	5	1.59	3	1.48	410	1.15
Other	19	1.73	220	0.51	1,260	1.63	265	1.85
Total asset-backed securities	361		4,186		4,397		1,756
Non-U.S. debt securities:
Mortgage-backed securities	1,103	1.74	3,375	1.67	648	1.22	1,945	2.87
Asset-backed securities	485	0.61	2,394	0.72	220	0.63	168	0.54
Government securities	2,736	2.99	1,619	0.46	—	—	—	—
Other	1,410	5.81	2,886	1.36	538	0.53	—	—
Total non-U.S. debt securities	5,734		10,274		1,406		2,113
State and political subdivisions(2)	542	9.69	2,450	9.61	5,001	10.83	1,753	9.06
Collateralized mortgage obligations	350	3.89	80	2.75	472	3.21	2,085	3.08
Other U.S. debt securities	948	3.73	1,500	4.24	142	3.63	34	0.89
Total	$10,013		$24,214		$15,316		$19,924
Held to maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$—	—%	$11,348	1.89%	$9,440	2.30%	$90	0.57%
Mortgage-backed securities	1	5.00	12	5.00	—	—	597	3.02
Asset-backed securities:
Student loans	—	—	193	1.05	304	1.16	1,095	0.97
Credit cards	—	—	680	0.77	217	0.74	—	—
Other	60	0.68	227	0.70	76	0.56	3	0.91
Total asset-backed securities	60		1,100		597		1,098
Non-U.S. debt securities:
Mortgage-backed securities	435	0.99	507	0.89	95	3.18	1,165	1.22
Asset-backed securities	201	0.97	1,067	0.58	147	1.00	—	—
Government securities	129	0.72	110	0.25	—	—	—	—
Other	22	0.88	43	0.10	—	—	—	—
Total non-U.S. debt securities	787		1,727		242		1,165
State and political subdivisions(2)	1	6.73	—	—	—	—	—	—
Collateralized mortgage obligations	251	3.94	142	2.81	489	1.52	805	1.99
Total	$1,100		$14,329		$10,768		$3,755

(1) The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.
(2) Yields were calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.
Impairment
Impairment exists when the fair value of an individual security is below its amortized cost basis. Impairment of a security is further assessed to determine whether such impairment is other-than-temporary. When the impairment is deemed to be other-than-temporary, we record the loss in our consolidated statement of income. In addition, for

AFS and HTM debt securities, we record impairment in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decrease in the net unrealized gain position as of December 31, 2015 as compared to December 31, 2014, presented in Table 25: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to the decrease in the balance of our AFS portfolio and widening spreads.

TABLE 25: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	December 31, 2015			December 31, 2014
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$69,843	$227	$70,070	$94,108	$805	$94,913
Held to maturity(1)	29,952	(154)	29,798	17,723	119	17,842
Total investment securities	$99,795	$73	$99,868	$111,831	$924	$112,755
Net after-tax unrealized gain (loss)		$44			$554

(1) AFS securities are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. HTM securities are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
We conduct periodic reviews of individual securities to assess whether OTTI exists. Our assessment of OTTI involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations, OTTI could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
In the aggregate, we recorded net losses from OTTI of $1 million and $11 million in 2015 and 2014, respectively. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $841 million as of December 31, 2015 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Our evaluation of potential OTTI of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 3% and 17%. Our evaluation of OTTI in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.

Excluding OTTI recorded in 2015, management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of December 31, 2015 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Loans and Leases

TABLE 26: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2015	2014	2013	2012	2011
Institutional:
U.S.	$16,237	$14,908	$10,623	$9,645	$7,115
Non-U.S.	2,534	3,263	2,654	2,251	2,478
Commercial real estate:
U.S.	28	28	209	411	460
Total loans and leases	$18,799	$18,199	$13,486	$12,307	$10,053
Average loans and leases	$17,948	$15,912	$13,781	$11,610	$12,180
The increase in loans in the institutional segment as of December 31, 2015 as compared to December 31, 2014 was primarily driven by increased investment in the non-investment-grade lending market through participations in loan syndications, specifically senior secured bank loans, partially offset by lower levels of short-duration advances.
Short-duration advances to our clients included in the institutional segment were $2.62 billion and $3.54 billion as of December 31, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

support of their transaction flows associated with securities settlement activities.
As of December 31, 2015 and December 31, 2014, our investment in senior secured bank loans totaled approximately $3.14 billion and $2.07 billion, respectively. In addition, we had binding unfunded commitments as of December 31, 2015 and December 31, 2014 of $186 million and $337 million, respectively, to participate in such syndications.
These senior secured bank loans, which we have rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included under Item 8 of this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 93% of the loans rated “BB” or “B” as of December 31, 2015, compared to 95% as of December 31, 2014. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans. As of

December 31, 2015 and December 31, 2014, our allowance for loan losses included approximately $35 million and $26 million, respectively, related to these senior secured bank loans. As this portfolio grows and becomes more seasoned, our allowance for loan losses related to these loans may increase through additional provisions for credit losses.
As of December 31, 2015 and December 31, 2014, unearned income deducted from our investment in leveraged lease financing was $102 million and $109 million, respectively, for U.S. leases and $231 million and $261 million, respectively, for non-U.S. leases.
The CRE loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
No loans, including CRE loans, were modified in troubled debt restructurings in 2015 or in 2014.

TABLE 27: CONTRACTUAL MATURITIES FOR LOANS AND LEASES
	As of December 31, 2015
(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Institutional:
Investment funds:
U.S.	$11,136	$9,395	$1,726	$15
Non-U.S.	1,678	1,139	539	—
Commercial and financial:
U.S.	4,671	559	2,180	1,932
Non-U.S.	278	61	42	175
Purchased receivables:
U.S.	93	—	71	22
Non-U.S.	—	—	—	—
Lease financing:
U.S.	337	—	—	337
Non-U.S.	578	96	194	288
Total institutional	18,771	11,250	4,752	2,769
Commercial real estate:
U.S.	28	—	28	—
Total loans and leases	$18,799	$11,250	$4,780	$2,769

TABLE 28: CLASSIFICATION OF LOAN AND LEASE BALANCES DUE AFTER ONE YEAR
As of December 31, 2015
(In millions)
Loans and leases with predetermined interest rates	$2,652
Loans and leases with floating or adjustable interest rates	4,897
Total	$7,549

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 29: ALLOWANCE FOR LOAN LOSSES
	Years Ended December 31,
	2015	2014	2013	2012	2011
(In millions)
Allowance for loan losses:
Beginning balance	$38	$28	$22	$22	$100
Provision for loan losses(1)	12	10	6	(3)	—
Charge-offs(2)	(4)	—	—	—	(78)
Recoveries(3)	—	—	—	3	—
Ending balance	$46	$38	$28	$22	$22
(1) Includes $12 million, $10 million and $6 million of provision related to institutional loans for the years ended December 31, 2015, 2014 and 2013, respectively, and $(3) million related to CRE loans for the year ended December 31, 2012.
(2) Includes $4 million in charge-offs related to institutional loans for the year ended December 31, 2015 and $78 million related to CRE loans for the year ended December 31, 2011.
(3) Includes $3 million in recoveries related to CRE loans for the year ended December 31, 2012.
The provision of $12 million and the charge-offs of $4 million recorded in 2015 were associated with our exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market.
As of December 31, 2015, approximately $35 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial and financial loans in the institutional segment.
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
The total cross-border outstandings presented in Table 30: Cross-Border Outstandings represented approximately 25%, 17% and 19% of our consolidated total assets as of December 31, 2015, 2014 and 2013, respectively.

TABLE 30: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867
December 31, 2013
United Kingdom	$15,422	$1,697	$17,119
Australia	7,309	672	7,981
Netherlands	4,542	277	4,819
Canada	3,675	620	4,295
Germany	4,062	147	4,209
France	2,887	735	3,622
Japan	2,445	605	3,050

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2015, aggregate cross-border outstandings in countries which amounted to 0.75% and 1% of our total consolidated assets totaled approximately $2.20 billion to Netherlands. As of December 31, 2014, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our total consolidated assets. As of December 31, 2013, aggregate cross-border outstandings in countries which amounted to 0.75% and 1% of our total consolidated assets totaled approximately $1.85 billion to China.

TABLE 31: CROSS-BORDER OUTSTANDINGS (IRELAND, ITALY, SPAIN AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2015
Ireland	$326	$678	$1,004
Italy	460	—	460
Spain	150	12	162
Portugal	26	—	26
December 31, 2014
Ireland	$510	$1,253	$1,763
Italy	907	11	918
Spain	155	71	226
Portugal	69	—	69
December 31, 2013
Italy	$763	$2	$765
Ireland	369	304	673
Spain	271	11	282
Portugal	78	—	78
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
Risk Management
General
In the normal course of our global business activities, we are exposed to a variety of risks, some inherent in the financial services industry, others more specific to our business activities. Our risk management framework focuses on material risks, which include the following:

•	credit and counterparty risk;

•	liquidity risk, funding and management;

•	operational risk;

•	information technology risk;

•	market risk associated with our trading activities;

•	market risk associated with our non-trading activities, which we refer to as asset-and-liability management, and which consists primarily of interest-rate risk;

•	strategic risk;

•	model risk; and

•	reputational, fiduciary and business conduct risk.
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
Our risk management is based on the following major goals:

▪	A culture of risk awareness that extends across all of our business activities;

▪	The identification, classification and quantification of State Street's material risks;

▪	The establishment of our risk appetite and associated limits and policies, and our compliance with these limits;

▪	The establishment of a risk management structure at the “top of the house” that enables the control and coordination of risk-taking across the business lines;

▪	The implementation of stress testing practices and a dynamic risk-assessment capability;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

▪	A direct link between risk and strategic-decision making processes and incentive compensation practices; and

▪	The overall flexibility to adapt to the ever-changing business and market conditions.
Our risk appetite framework outlines the quantitative limits and qualitative goals that define our risk appetite, as well as the responsibilities for measuring and monitoring risk against limits, and for reporting, escalating, approving and addressing exceptions. Our risk appetite framework is established by ERM, a corporate risk oversight group, in conjunction with the MRAC and the RC of the Board. The Board formally reviews and approves our risk appetite statement annually, or more frequently as required.
The risk appetite framework describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our risk appetite framework, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” in Management's Discussion and Analysis.
Disclosures about our management of significant risks can be found on the following pages within this Form 10-K.

Governance and Structure
We have an approach to risk management that involves all levels of management, from the Board and its committees, including its E&A Committee, RC, the ECC, as well as the Technology Committee, to each business unit and each employee. We allocate responsibility for risk oversight so that risk/return decisions are made at an appropriate level, and are subject to robust and effective review and challenge. Risk management is the responsibility of each employee, and is implemented through three lines of defense: the business units, which own and manage the risks inherent in their business, are considered the first line of defense; ERM and other support functions, such as Compliance, Finance and Vendor Management, provide the second line of defense; and Corporate Audit, which assesses the effectiveness of the first two lines of defense.
The responsibilities for effective review and challenge reside with senior managers, management oversight committees, Corporate Audit and, ultimately, the Board and its committees. While we believe that our risk management program is effective in managing the risks in our businesses, internal and external factors may create risks that cannot always be identified or anticipated.
Corporate-level risk committees provide focused oversight, and establish corporate standards and policies for specific risks, including credit, sovereign exposure, market, liquidity, operational, information technology as well as new business products, regulatory compliance and ethics, vendor risk and model risks. These committees have been delegated the responsibility to develop recommendations and remediation strategies to address issues that affect or have the potential to affect State Street.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Risk Committee (BCRC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit Risk and Policy Committee (CRPC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Governance Committee

Trading and Market Risk Committee (TMRC)	Basel Oversight Committee (BOC)	New Business and Product Approval Committee	Executive Continuity Steering Committee	Executive Information Security Committee

Recovery and Resolution Planning Executive Committee	Model Risk Committee (MRC)	Compliance and Ethics Committee	Third Party Risk Management Steering Committee	Access Control Board

CCAR Steering Committee	SSGA Risk Committee	Legal Entity Oversight Committee

Country Risk Committee
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
The CRO is responsible for State Street’s risk management globally, leads ERM and has a dual reporting line to State Street’s CEO and the Board’s RC. ERM manages its responsibilities globally through a three-dimensional organization structure:

•	“Vertical” business unit-aligned risk groups that support business managers with risk management, measurement and monitoring activities;

•	“Horizontal” risk groups that monitor the risks that cross all of our business units (for example, credit and operational risk); and

•
Risk oversight for international activities, which combines intersecting “Verticals” and “Horizontals” through a hub and spoke model to provide important regional and legal entity perspectives to the global risk framework.

Sitting on top of this three-dimensional organization structure is a centralized group responsible for the aggregation of risk exposures across the vertical, horizontal and regional dimensions, for consolidated reporting, for setting the corporate-level risk appetite framework and associated limits and policies, and for dynamic risk assessment across State Street.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Board Committees
The Board has four committees which assist it in discharging its responsibilities with respect to risk management: the RC, the E&A Committee, the ECC, and the Technology Committee.
The RC is responsible for oversight related to the operation of our global risk management framework, including policies and procedures establishing risk management governance and processes and risk control infrastructure for our global operations. The RC is responsible for reviewing and discussing with management our assessment and management of all risks applicable to our operations, including credit, market, interest rate, liquidity, operational and business risks, as well as compliance and reputational risk and related policies.
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
The ECC has direct responsibility for the oversight of all compensation plans, policies, and programs of State Street in which executive officers participate and incentive, retirement, welfare as well as equity plans in which certain other employees of State Street participate. In addition, the ECC oversees the alignment of our incentive compensation arrangements with our safety and soundness, including the integration of risk management objectives, and related policies, arrangements and control processes consistent with applicable related regulatory rules and guidance.
The Technology Committee leads and assists in the Board’s oversight of the role of technology in executing State Street’s strategy and supporting State Street’s global business and operational requirements. The Technology Committee reviews the use of technology in our activities and operations, as well as significant technology and technology-

related strategies, investments and policies. In addition, the Technology Committee reviews and approves technology and technology-related risk matters, including information and cyber security.
Executive Management Committees
MRAC is the senior management decision-making body for risk and capital issues, and oversees our financial risks, our consolidated statement of condition, and our capital adequacy, liquidity and recovery and resolution planning. Its responsibilities include:

•	The approval of the policies of our global risk, capital and liquidity management frameworks, including our risk appetite framework;

•	The monitoring and assessment of our capital adequacy based on internal policies and regulatory requirements;

•	The oversight of our firm-wide risk identification, model risk governance, stress testing and Recovery and Resolution Plan programs; and

•	The ongoing monitoring and review of risks undertaken within the businesses, and our senior management oversight and approval of risk strategies and tactics.
MRAC, which is co-chaired by our CRO and the CFO, regularly presents a report to the RC outlining developments in the risk environment and performance trends in our key business areas.
BCRC provides additional risk governance and leadership, by overseeing our business practices in terms of our compliance with laws, regulations and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CRO and our Chief Legal Officer.
TORC oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by our CRO and our Vice Chairman & Head of the Office of Regulatory Initiatives.
Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

MRAC

•
ALCO oversees the management of our consolidated statement of condition and the management of our global liquidity, our interest-rate risk, and our non-traded market risk positions, as well as the business activities of our Global Treasury group and the risks associated with the generation of net interest revenue and overall balance sheet management. ALCO’s roles and responsibilities are designed to work complementary to, and be coordinated with, MRAC, which approves our corporate risk appetite and associated balance sheet strategy;

•
CRPC has primary responsibility for the oversight and review of credit and counterparty risk across business units, as well as oversight, review and approval of the credit risk policies and guidelines; the Committee consists of senior executives within ERM, and reviews policies and guidelines related to all aspects of our business which give rise to credit risk; our business units are also represented on the CRPC; credit risk policies and guidelines are reviewed periodically, but at least annually;

•
TMRC reviews the effectiveness of, and approves, the market risk framework at least annually; it is the senior oversight and decision-making committee for risk management within our global markets businesses; the TMRC is responsible for the formulation of guidelines, strategies and workflows with respect to the measurement, monitoring and control of our trading market risk, and also approves market risk tolerance limits, collateral and margin policies, and trading authorities; the TMRC meets regularly to monitor the management of our trading market risk activities;

•
BOC provides oversight and governance over Basel related regulatory requirements, assesses compliance with respect to Basel regulations and approves all material methodologies and changes, policies and reporting;

•	The Recovery and Resolution Planning Executive Committee oversees the development of recovery and resolution plans as required by banking regulators;

•
MRC monitors the overall level of model risk and provides oversight of the model governance process pertaining to financial models, including the validation of key models and the ongoing monitoring of model performance. The MRC may also, as appropriate, mandate remedial actions and compensating controls to be applied to models to address modeling deficiencies as well as other issues identified;

•
The CCAR Steering Committee provides primary supervision of the stress tests performed in conformity with the Federal Reserve's CCAR process and the Dodd-Frank Act, and is responsible for the overall management, review, and approval of all material assumptions, methodologies, and results of each stress scenario;

•
The SSGA Risk Committee is the most senior oversight and decision making committee for risk management within SSGA; the committee is responsible for overseeing the alignment of SSGA's strategy, budget, and risk appetite, as well as alignment with State Street corporate-wide strategies and risk management standards; and

•	The Country Risk Committee oversees the identification, assessment, monitoring, reporting and mitigation, where necessary, of country risks.
BCRC

•	The Fiduciary Review Committee reviews and assesses the fiduciary risk management programs of those units in which we serve in a fiduciary capacity;

•
The New Business and Product Approval Committee provides oversight of the evaluation of the risk inherent in proposed new products or services and new business, and extensions of existing products or services, evaluations including economic justification, material risk, compliance, regulatory and legal considerations, and capital and liquidity analyses;

•	The Compliance and Ethics Committee provides review and oversight of our compliance programs, including its culture of compliance and high standards of ethical behavior; and

•
The Legal Entity Oversight Committee establishes standards with respect to the governance of State Street legal entities, monitors adherence to those standards, and oversees the ongoing evaluation of our legal entity structure, including the formation, maintenance and dissolution of legal entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	TORC

•	The Technology Risk Governance Committee provides regular reporting to TORC and escalates technology risk issues to TORC, as appropriate;

•
The Executive Continuity Steering Committee reviews overall business continuity program performance, provides for executive accountability for compliance with the business continuity program and standards, and reviews and approves major changes or exceptions to program policy and standards;

•
The Executive Information Security Committee is responsible for managing the Enterprise Information Security posture and program, including cyber security protections, provides enterprise-wide oversight of the Information Security Program to provide that controls are measured and managed, and serves as an escalation point for issues identified during the execution of information technology activities and risk mitigation;

•	The Third Party Risk Management Steering Committee provides oversight over the vendor management program, approves policies, and serves as an escalation path for program compliance exceptions;

•	The Access Control Board establishes and provides appropriate governance and controls over our access control security framework; and

•
The Operational Risk Committee, along with the support of regional business or entity-specific working groups and committees, is responsible for oversight of our operational risk programs, including determining that the implementation of those programs is designed to identify, manage, and control operational risk in an effective and consistent manner across the firm.

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
The acceptance of credit risk by State Street is governed by corporate policies and guidelines, which include standardized procedures applied across the entire organization. These policies and guidelines include specific requirements related to each counterparty's risk profile; the markets served; counterparty, industry and country concentrations; and regulatory compliance. These policies and procedures also implement a number of core principles, which include the following:

•	We measure and consolidate credit risks to each counterparty, or group of counterparties, in accordance with a “one-obligor” principle that aggregates risks across our business units;

•
ERM reviews and approves all extensions of credit, or material changes to extensions of credit (such as changes in term, collateral structure or covenants), in accordance with assigned credit-approval authorities;

•
Credit-approval authorities are assigned to individuals according to their qualifications, experience and training, and these authorities are periodically reviewed. Our largest exposures require approval by the Credit Committee, a sub-committee of the CRPC. With respect to small and low-risk extensions of credit to certain types of counterparties, approval authority is granted to individuals outside of ERM;

•	We seek to avoid or limit undue concentrations of risk. Counterparty (or groups of counterparties), industry, country and product-specific concentrations of risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

are subject to frequent review and approval in accordance with our risk appetite;

•	We determine the creditworthiness of counterparties through a detailed risk assessment, including the use of comprehensive internal risk-rating methodologies;

•
We review all extensions of credit and the creditworthiness of counterparties at least annually. The nature and extent of these reviews are determined by the size, nature and term of the extensions of credit and the creditworthiness of the counterparty; and

•	We subject all corporate policies and guidelines to annual review as an integral part of our periodic assessment of our risk appetite.
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
Structure and Organization
The Credit Risk group within ERM is responsible for the assessment, approval and monitoring of credit risk across State Street. The group is managed centrally, has dedicated teams in a number of locations worldwide across our businesses, and is responsible for related policies and procedures, and for our internal credit-rating systems and methodologies. In addition, the group, in conjunction with the business units, establishes appropriate measurements and limits to control the amount of credit risk accepted across its various business activities, both at the portfolio level and for each individual counterparty or group of counterparties, to individual industries, and also to counterparties by product and country of risk. These measurements and limits are reviewed periodically, but at least annually.
In conjunction with other groups in ERM, the Credit Risk group is jointly responsible for the design, implementation and oversight of our credit risk measurement and management systems, including data and assessment systems, quantification systems and the reporting framework.
Various key committees within State Street are responsible for the oversight of credit risk and associated credit risk policies, systems and models. All credit-related activities are governed by our risk appetite framework and our credit risk guidelines, which define our general philosophy with respect to credit risk and the manner in which we control, manage and monitor such risks.
The previously described CRPC (refer to "Risk Committees") has primary responsibility for the oversight, review and approval of the credit risk guidelines and policies. Credit risk guidelines and policies are reviewed periodically, but at least annually.
The Credit Committee, a sub-committee of the CRPC, has responsibility for assigning credit authority and approving the largest and higher-risk extensions of credit to individual counterparties or groups of counterparties.
CRPC provides periodic updates to MRAC and the Board's RC.
Credit Ratings
We perform initial and ongoing reviews to exercise due diligence on the creditworthiness of our counterparties when conducting any business with them or approving any credit limits.
This due diligence process generally includes the assignment of an internal credit rating, which is determined by the use of internally developed and validated methodologies, scorecards and a 15-grade rating scale. This risk-rating process incorporates the use of risk-rating tools in conjunction with management judgment; qualitative and quantitative inputs are captured in a replicable manner and, following a formal review and approval process, an internal credit rating based on our rating scale is assigned. Credit ratings are reviewed and approved by the Credit Risk group or designees within ERM. To facilitate comparability across the portfolio, counterparties within a given sector are rated using a risk-rating tool developed for that sector.
Our risk-rating methodologies are approved by the CRPC, after completion of internal model validation processes, and are subject to an annual review, including re-validation.
We generally rate our counterparties individually, although certain portfolios defined by us as low-risk are rated on a pooled basis. We evaluate and rate the credit risk of our counterparties on an ongoing basis.
Risk Parameter Estimates
Our internal risk-rating system promotes a clear and consistent approach to the determination of appropriate credit risk classifications for our credit counterparties and exposures, tracking the changes in risk associated with these counterparties and exposures over time. This capability enhances our ability to more accurately calculate both risk exposures and capital, enabling better strategic decision making across the organization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We use credit risk parameter estimates for the following purposes:

•
The assessment of the creditworthiness of new counterparties and, in conjunction with our risk appetite statement, the development of appropriate credit limits for our products and services, including loans, foreign exchange, securities finance, placements and repurchase agreements;

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

•	The analysis of risk concentration trends using historical PD and exposure-at-default, or EAD, data;

•	The standardization of rating integrity testing by GCR using rating parameters;

•
The determination of the level of management review of short-duration advances depending on PD; riskier counterparties with higher rating class values generally trigger higher levels of management escalation for comparable short-duration advances compared to less risky counterparties with lower rating-class values;

•	The monitoring of credit facility utilization levels using EAD values and the identification of instances where counterparties have exceeded limits;

•	The aggregation and comparison of counterparty exposures with risk appetite levels to determine if businesses are maintaining appropriate risk levels; and

•	The determination of our regulatory capital requirements for the AIRB provided in the Basel framework.
Credit Risk Mitigation
We seek to limit our credit exposure and reduce our potential credit losses through various types of risk mitigation. In our day-to-day management of credit risks, we utilize and recognize the following types of risk mitigation.

•
Collateral. In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, this collateral is typically in the form of cash and high-grade securities (government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. Collateral serves to reduce the risk of loss inherent in an exposure by improving the prospect of recovery in the event of a counterparty default. While collateral is often an alternative source of repayment, it generally does not replace the requirement within our policies and guidelines for high-quality underwriting standards.

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
All types of collateral are assessed regularly by ERM, as is the basis on which the collateral is valued. Our assessment of collateral, including the ability to liquidate collateral in the event of a counterparty default, and also with regard to market values of collateral under a variety of hypothetical market conditions, is an integral component of our assessment of risk and approval of credit limits. We also seek to identify, limit and monitor instances of "wrong-way" risk, where a counterparty’s risk of default is positively correlated with the risk of our collateral eroding in value.
We maintain policies and procedures requiring that documentation used to collateralize a transaction is legal, valid, binding and enforceable in the relevant jurisdictions. We also conduct legal reviews to assess whether our documentation meets these standards on an ongoing basis.

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

•
Guarantees. A guarantee is a financial instrument that results in credit support being provided by a third party, (i.e., the protection provider) to the underlying obligor (the beneficiary of the provided protection) on account of an exposure owing by the obligor. The protection provider may support the underlying exposure either in whole or in part. Support of this kind may take different forms. Typical forms of guarantees provided to State Street include financial guarantees, letters of credit, bankers’ acceptances, PUA contracts and insurance.

ERM and Legal teams have established a review process to evaluate guarantees under the applicable requirements of State Street policies and Basel III requirements. Governance for this evaluation is covered under policies and procedures that require regular reviews of documentation, jurisdictions, and credit quality of protection providers.
Pursuant to the Basel III final rule, we are permitted to reflect the application of credit risk mitigation which may include, for example, guarantees, collateral, netting, secured interests in non-financial assets and credit default swaps. State Street does not actively use credit default swaps as a risk mitigation tool, although it increasingly applies the recognition of guarantees, collateral and security over non-financial assets to mitigate overall risk within its counterparty credit portfolio.
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
The analysis and approval of credit limits is undertaken in a consistent manner across our businesses, although the nature and extent of the analysis may vary, based on the type, term and magnitude of the risk being assumed. Credit limits and underlying exposures are assessed and measured on both a gross and net basis where appropriate, with net exposure determined by deducting the value of any collateral held. For certain types of risk being assumed, we will also assess and measure exposures under a variety of hypothetical market conditions. Credit limit approvals across State Street are undertaken by the Credit Risk group, by individuals to whom credit authority has been delegated, or by the Credit Committee.
Credit limits are re-evaluated annually, or more frequently as needed, and are revised periodically on prevailing and anticipated market conditions, changes in counterparty or country-specific credit ratings and outlook, changes in State Street's risk appetite for certain counterparties, sectors or countries, and enhancements to the measurement of credit utilization.
Reporting
Ongoing active monitoring and management of our credit risk is an integral part of our credit risk management framework. We maintain management information systems to identify, measure, monitor and report credit risk across businesses and legal entities, enabling ERM and our businesses to have timely access to accurate information on credit limits and exposures. Monitoring is performed along the dimensions of counterparty, industry, country and product-specific risks to facilitate the identification of concentrations of risk and emerging trends.
Key aspects of this credit risk reporting structure include governance and oversight groups, policies that define standards for the reporting of credit risk, data aggregation and sourcing systems, and separate testing of relevant risk reporting functions by Corporate Audit.
The Credit Portfolio Management group routinely assesses the composition of our overall credit risk portfolio for alignment with our stated risk appetite. This assessment includes routine analysis and reporting of the portfolio, monitoring of market-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

based indicators, the assessment of industry trends and developments, and regular reviews of concentrated risks. The Credit Portfolio Management group is also responsible, in conjunction with the business units, for defining the appetite for credit risk in the major sectors in which we have a concentration of business activities. These sector-level risk appetite statements, which include counterparty selection criteria and granular underwriting guidelines, are reviewed periodically and approved by the CRPC.
Monitoring
Regular surveillance of credit and counterparty risks is undertaken by our business units, the Credit Risk group and designees with ERM, allowing for frequent and extensive oversight. This surveillance process includes, but is not limited to, the following components:

•
Annual Reviews. A formal review of counterparties is conducted at least annually and includes a thorough review of operating performance, primary risk factors and our internal credit risk rating. This annual review also includes a review of current and proposed credit limits, an assessment of our ongoing risk appetite and verification that supporting legal documentation remains effective.

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

We maintain an active "watch list" for all counterparties where we have identified a concern that the actual or potential risk of default has increased. The watch list status denotes a concern with some aspect of a counterparty's risk profile that warrants closer monitoring of the counterparty's financial performance and related risk factors. Our ongoing monitoring processes are designed to facilitate the early identification of counterparties whose creditworthiness is deteriorating; any counterparty may be placed on the watch list by ERM at its sole discretion.
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
The Credit Risk group maintains primary responsibility for our watch list processes, and generates a monthly report of all watch list counterparties. The watch list is formally reviewed at least on a quarterly basis, with participation from senior ERM staff, and representatives from the business units and our corporate finance and legal groups as appropriate. These meetings include a review of individual watch list counterparties, together with credit limits and prevailing exposures, and are focused on actions to contain, reduce or eliminate the risk of loss to State Street. Identified actions are documented and monitored.
Controls
GCR provides a separate level of surveillance and oversight over the integrity of our credit risk management processes, including the internal risk-rating system. GCR reviews counterparty credit ratings for all identified sectors on an ongoing basis. GCR is subject to oversight by the CRPC, and provides periodic updates to the Board’s RC.
Specific activities of GCR include the following:

•	Separate and objective assessments of our credit and counterparty exposures to determine the nature and extent of risk undertaken by the business units;

•
Periodic credit process and credit product reviews, focusing on and assessing credit analysis, policy compliance, prudent transaction structure and underwriting standards, administration and documentation, risk-rating integrity, and relevant trends;

•	Identification and monitoring of developing counterparty, market and/or industry sector trends to limit risk of loss and protect capital;

•	Regular and formal reporting of reviews, including findings and requisite actions to remedy identified deficiencies;

•	Allocation of resources for specialized risk assessments (on an as-needed basis);

•	Assessment of the level of the allowance for loan and lease losses and OTTI; and

•	Liaison with auditors and regulatory personnel on matters relating to risk rating, reporting, and measurement.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of December 31, 2015, the value of our parent company's net liquid assets totaled $5.73 billion, compared with $6.03 billion as of December 31, 2014. As of December 31, 2015, our parent company and State Street Bank have approximately $1.0 billion and $400 million, respectively, of senior and subordinated notes outstanding that will mature in the next twelve months.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers our overall liquidity as of December 31, 2015 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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

CFPs are designed to assist senior management with decision-making associated with any contingency funding response to a possible or actual crisis scenario. The CFPs define roles, responsibilities and management actions to be taken in the event of deterioration of our liquidity profile caused by either a State Street-specific event or a broader disruption in the capital markets. Specific actions are linked to the level of stress indicated by these measures or by management judgment of market conditions.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $109.39 billion and $115.58 billion as of December 31, 2015 and December 31, 2014, respectively.

TABLE 32: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	December 31, 2015	December 31, 2014
Excess Central Bank Balances	$66,063	$85,176
U.S. Treasuries	22,518	10,308
Other Investment securities	16,952	16,545
Foreign government	3,861	3,554
Total	$109,394	$115,583

With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of December 31, 2015, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $66.06 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $85.18 billion as of December 31, 2014. The increase in investment securities as of December 31, 2015 compared to December 31, 2014, presented in the table, was mainly associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
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
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2015 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

December 31, 2014, we had no outstanding primary credit borrowings from the FRB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $41.00 billion as of December 31, 2015, compared to $60.06 billion as of December 31, 2014. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Measures of liquidity include LCR, NSFR and TLAC which are described in "Supervision and Regulation" included under Item 1, "Business" of this Form 10-K.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $22.58 billion and $24.25 billion as of December 31, 2015 and December 31, 2014, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2015, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

TABLE 33: CLIENT DEPOSITS
			Average Balance
	December 31,		Year Ended December 31,
(In millions)	2015	2014	2015	2014
Client deposits(1)	$177,907	$195,276	$171,425	$167,470

(1) Balance as of December 31, 2015 and December 31, 2014 excluded term wholesale CDs of $13.72 billion and $13.76 billion, respectively; average balances for the years ended December 31, 2015 and December 31, 2014 excluded average CDs of $13.56 billion and $6.87 billion, respectively.
Short-Term Funding
Our corporate commercial paper program had zero and $2.48 billion of commercial paper outstanding as of December 31, 2015 and December 31, 2014, respectively. State Street phased-out its commercial paper program prior to December 31, 2015, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.50 billion and $8.93 billion as of December 31, 2015 and December 31, 2014, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD $1.40 billion, or approximately $1.09 billion as of December 31, 2015, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2015, there was no balance outstanding on this line of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Long-Term Funding
As of December 31, 2015, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2015, $5 billion was available for issuance pursuant to this authority. As of December 31, 2015, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is disclosed in Note 10 to the consolidated financial statements included under Item 8 of this Form 10-K. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

TABLE 34: CREDIT RATINGS
As of December 31, 2015
	Standard & Poor’s	Moody’s Investors Service	Fitch	Dominion Bond Rating Service
State Street:
Short-term commercial paper	A-1	P-1	F1+	R-1 (Middle)
Senior debt	A	A2	AA-	AA (Low)
Subordinated debt	A-	A2	A+	A (High)
Trust preferred capital securities	BBB	A3	BBB+	A (High)
Preferred stock	BBB	Baa1	BBB	A (Low)
Outlook	Stable	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (High)
Long-term deposits	AA-	Aa2	AA+	AA
Senior debt	AA-	A1	AA	AA
Long-term counterparty/issuer	AA-	A1	AA	-
Subordinated debt	A	A1	A+	AA (Low)
Outlook	Stable	Stable	Stable	Stable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 35: Long-Term Contractual Cash Obligations, and other commercial commitments included in Table 36: Other Commercial Commitments, were recorded in our consolidated statement of condition as of December 31, 2015, except for operating leases and the interest portions of long-term debt and capital leases.

TABLE 35: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
	PAYMENTS DUE BY PERIOD
As of December 31, 2015 (In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1) (2)	$13,408	$1,729	$2,480	$2,172	$7,027
Operating leases	1,300	198	362	242	498
Capital lease obligations(2)	384	58	110	91	125
Total contractual cash obligations	$15,092	$1,985	$2,952	$2,505	$7,650

(1) Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2015.
(2) Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in Notes 9 and 20 to the consolidated financial statements included under Item 8 of this Form 10-K. Our consolidated statement of cash flows, also included under Item 8 of this Form 10-K, provides additional liquidity information.
Total contractual cash obligations shown in Table 35: Long-Term Contractual Cash Obligations, do not include:

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

•
Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2015 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements included under Item 8 of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in Note 19 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in Table 35: Long-Term Contractual Cash Obligations.

TABLE 36: OTHER COMMERCIAL COMMITMENTS
	DURATION OF COMMITMENT
As of December 31, 2015 (In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$320,436	$320,436	$—	$—	$—
Unfunded commitments to extend credit	22,580	17,225	2,528	2,665	162
Asset purchase agreements	3,990	1,271	1,922	797	—
Standby letters of credit	4,700	1,276	2,548	876	—
Purchase obligations(2)	304	53	89	68	94
Total commercial commitments	$352,010	$340,261	$7,087	$4,406	$256

(1) Total amounts committed reflect participations to independent third parties, if any.
(2) Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.

Additional information about the commitments presented in Table 36: Other Commercial Commitments, except for purchase obligations, is provided in Note 12 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Operational Risk Management
Overview
We consider operational risk to be the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that State Street fails to properly exercise its fiduciary duties in its provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of the State Street’s activities.
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
Executive management actively manages and oversees our operational risk framework through membership on various risk management committees, including MRAC, the BCRC, TORC, the Operational Risk Committee, the Executive Information Security Committee, and the Fiduciary Review Committee, all of which ultimately report to the appropriate committee of the board.
The Operational Risk Committee, chaired by the global head of Operational Risk, provides cross-

business oversight of operational risk and reviews and approves operational risk guidelines intended to maintain a consistent implementation of our corporate operational risk policy and framework.
Ownership and Accountability
We have implemented our operational risk framework to support the broad mandate established by our operational risk policy. This framework represents an integrated set of processes and tools that assists us in the management and measurement of operational risk, including our calculation of required capital and RWA.
The framework takes a comprehensive view and integrates the methods and tools used to manage and measure operational risk. The framework utilizes aspects of the COSO framework and other industry leading practices, and is designed foremost to address State Street's risk management needs while complying with regulatory requirements. The operational risk framework is intended to provide a number of important benefits, including:

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

•
The global head of Operational Risk, a member of the CRO’s executive management team, leads ERM’s corporate ORM group. ORM is responsible for the strategy, evolution and consistent implementation of our operational risk guidelines, framework and supporting tools across State Street. ORM reviews and analyzes operational key risk information, events, metrics and indicators at the business unit and corporate level for purposes of risk management, reporting and escalation to the CRO, senior management and governance committees;

•	ERM’s Corporate Risk Analytics group develops and maintains operational risk capital estimation models, and ERM's Operations group calculates State Street's required capital for operational risk;

•	ERM’s MVG independently validates the quantitative models used to measure operational risk, and ORM performs validation checks on the output of the model;

•	CIS establishes the framework, policies and related programs to measure, monitor and report on information security risks, including the effectiveness of cyber security program protections.
CIS defines and manages the enterprise-wide information security program. CIS coordinates with Information Technology, control functions and business units to support the confidentiality, integrity and availability of corporate information assets. CIS identifies and employs a risk-based methodology consistent with applicable regulatory cyber security requirements and monitors the compliance of our systems with information security policies; and

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

•
The RCSA program seeks to understand the risks associated with day-to-day activities, and the effectiveness of controls intended to manage potential exposures arising from these activities. These risks are typically frequent in nature but generally not severe in terms of exposure;

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
The primary measurement tool used is an internally developed loss distribution approach model, referred to as the LDA model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $43.88 billion as of December 31, 2015; refer to the "Capital" section of this Management's Discussion and Analysis.
The LDA model incorporates the four required operational risk elements described below:

•
Internal loss event data is collected from across State Street in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events. We categorize the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a UOM which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, which stores the data in a Loss Event Data Repository, referred to as the LEDR, to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides State Street-specific frequency and severity information to our capital calculation process for historical loss events experienced by State Street.

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

•
Scenario analysis workshops are conducted annually across State Street to inform management of the less frequent but most severe, or “tail,” risks that the organization faces. The workshops are attended by senior business unit managers, other support and control partners and business-aligned risk management staff. The workshops are designed to capture information about the significant risks and to estimate potential exposures for individual risks should a loss event occur. Workshops are aligned with specific UOMs and business units where appropriate. The results of these workshops are used to benchmark our LDA model results to determine that our calculation of required capital considers relevant risk-related information.

•	Business environment and internal control factors are gathered as part of our scenario analysis program to inform the scenario analysis workshop participants of internal loss event data and business-relevant metrics, such as RCSA results, along with industry loss event data and case studies where appropriate. Business environment and internal control factors are those characteristics of a bank’s internal and external operating environment that bear an exposure to operational risk. The use of this information indirectly influences our calculation of required capital by providing additional relevant data to workshop participants when reviewing specific UOM risks.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2015, the notional amount of these derivative contracts was $1.29 trillion, of which $1.28 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
Governance
Our assumption of market risk in our trading activities is an integral part of our corporate risk appetite. Our Board reviews and oversees our management of market risk, including the approval of key market risk policies and the receipt and review of regular market risk reporting, as well as periodic updates on selected market risk topics.
The previously described TMRC (refer to "Risk Committees") oversees all market risk-taking activities across State Street associated with trading. The TMRC, which reports to MRAC, is composed of members of ERM, our global markets business and our Global Treasury group, as well as our senior executives who manage our trading businesses and other members of management who possess specialized knowledge and expertise. The TMRC meets regularly to monitor the management of our trading market risk activities.
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
The ERM market risk management group is responsible for the management of corporate-wide market risk, the monitoring of key market risks and the development and maintenance of market risk management policies, guidelines, and standards aligned with our corporate risk appetite. This group also establishes and approves market risk tolerance limits and trading authorities based on, but not limited to, measures of notional amounts, sensitivity, VaR and stress. Such limits and authorities are specified in our trading and market risk guidelines which govern our management of trading market risk.
Corporate Audit separately assesses the design and operating effectiveness of the market risk controls within our business units and ERM. Other related responsibilities of Corporate Audit include the periodic review of ERM and business unit compliance with market risk policies, guidelines, and corporate standards, as well as relevant regulatory requirements. We are subject to regular monitoring, reviews and supervisory exams of our market risk function by the Federal Reserve. In addition, we are regulated by, among others, the SEC, the Financial Industry Regulatory Authority and the U.S. Commodities Futures Trading Commission.
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

•	Use of back-testing as a diagnostic tool to assess the accuracy of VaR models and other risk management techniques; and

•	A new product approval process that requires market risk teams to assess trading-related market risks and apply risk tolerance limits to proposed new products and business activities.
We use our CAP to assess our overall capital and liquidity in relation to our risk profile and provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. With respect to market risk associated with trading activities, our risk management and our calculations of regulatory and economic capital are based primarily on our internal VaR models and stress testing analysis. As discussed in detail under “Value-at-Risk” below, VaR is measured daily by ERM.
The TMRC oversees our market risk exposure in relation to limits established within our risk appetite framework. These limits define threshold levels for VaR- and stressed VaR-based measures and are applicable to all trading positions subject to regulatory capital requirements. These limits are designed to prevent any undue concentration of market risk exposure, in light of the primarily non-proprietary nature of our trading activities. The risk appetite framework and associated limits are reviewed and approved by the Board's RC.

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
We use spot rates, forward points, yield curves and discount factors imported from third-party sources to measure the value of our covered positions, and we use such values to mark our covered positions to market on a daily basis. These values are subject to separate validation by us in order to evaluate reasonableness and consistency with market experience. The mark-to-market gain or loss on spot transactions is calculated by applying the spot rate to the foreign currency principal and comparing the resultant base currency amount to the original transaction principal. The mark-to-market gain or loss on a forward foreign exchange contract or forward cash flow contract is determined as the difference between the life-to-date (historical) value of the cash flow and the value of the cash flow at the inception of the transaction. The mark-to-market gain or loss on interest-rate swaps is determined by discounting the future cash flows from each leg of the swap transaction.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
All VaR measures are subject to limitations and must be interpreted accordingly. Some, but not all, of the limitations of our VaR methodology include the following:

•
Compared to a shorter observation period, a two-year observation period is slower to reflect increases in market volatility (although temporary increases in market volatility will affect the calculation of VaR for a longer period); consequently, in periods of sudden increases in volatility or increasing volatility, in each case relative to the prior two-year period, the calculation of VaR may understate current risk;

•
Compared to a longer observation period, a two-year observation period may not reflect as many past periods of volatility in the markets, because such past volatility is no longer in the observation period; consequently, historical market scenarios of high volatility, even if similar to current or likely future market circumstances, may fall outside the two-year observation period, resulting in a potential understatement of current risk;

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
Stress Testing and Stressed VaR
We have a corporate-wide stress testing program in place that incorporates an array of techniques to measure the potential loss we could suffer in a hypothetical scenario of adverse economic and financial conditions. We also monitor concentrations of risk such as concentration by branch, risk component, and currency pairs. We conduct stress testing on a daily basis based on selected historical stress events that are relevant to our positions in order to estimate the potential impact to our current portfolio should similar market conditions recur, and we also perform stress testing as part of the Federal Reserve's CCAR process. Stress testing is conducted, analyzed and reported at the corporate, trading desk, division and risk-factor level (for example, exchange risk, interest-rate risk and volatility risk).
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
Stress testing results and limits are actively monitored on a daily basis by ERM and reported to the TMRC. Limit breaches are addressed by ERM risk managers in conjunction with the business units, escalated as appropriate, and reviewed by the TMRC if material. In addition, we have established several action triggers that prompt immediate review by management and the implementation of a remediation plan.
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual profit-and-loss outcomes, or P&L, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest revenue, as well as estimated revenue from intra-day trading. Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We experienced one back-testing exception in 2015, which occurred in the third quarter. The trading P&L that day exceeded the VaR based on the prior day’s closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, which depreciation can be attributed to a decision and related statements by the Federal Reserve’s Federal Open Market Committee to hold interest rates at current levels. We experienced no back-testing exceptions for the full-year of 2014.
Our market risk models are governed by our model risk governance guidelines, in conformity with our model risk governance policy. Our market risk models are subject to regular review and validation by MVG within ERM and overseen by the MRC. Additional information about the MRC and MVG is provided under “Model Risk Management” in this Disclosure.
As part of its responsibilities, the MRC evaluates model soundness by assessing the quality of the model design and construction, as well as reviewing documentation and empirical evidence supporting the methods used for the model based on the recommendations of MVG. In addition, the MRC considers technical modeling issues for our market risk models, including the selection of an appropriate modeling approach, the setting of key model input assumptions, the deployment of substantive model changes, the deployment of new models as needed, and the monitoring of ongoing model performance.
Consistent with regulatory requirements, our market risk regulatory capital models are subject to an annual review process and a validation schedule with frequency based on the model tier. MVG conducts the periodic reviews and validations of our market risk models, and their process identifies the areas of model risk for the three model components (input, processing and output), model implementation, and ongoing monitoring. Model testing is concentrated in the areas of model risk identified by MVG. MVG is responsible for the results of this annual review or validation, and for determining whether a model should be approved for a desired use. MVG communicates their result as one of the following three outcomes: “Approved”, “Approved with conditions”, or “Not Approved”.
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. Such outcome analysis includes back-testing, which compares the VaR model's predictions to actual outcomes using out-of-sample information. MVG examined back testing results for the market risk regulatory capital model used for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2012. Consistent with regulatory guidance, the back-testing compared “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.
Market Risk Reporting
Our ERM market risk management group is responsible for market risk monitoring and reporting. We use a variety of systems and controlled market feeds from third-party services to compile data for several daily, weekly, and monthly management reports.

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
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the years ended December 31, 2015 and 2014, and as of December 31, 2015 and December 31, 2014, as measured by our VaR methodology.

TABLE 37: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2015			Year Ended December 31, 2014			As of December 31, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$5,279	$17,649	$2,977	$6,365	$12,327	$2,273	$4,269	$4,566
Global Treasury	1,517	5,273	333	4,027	6,467	683	368	4,759
Total VaR	$5,733	$16,700	$2,912	$8,100	$12,278	$3,244	$4,052	$8,281

TABLE 38: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Year Ended December 31, 2015			Year Ended December 31, 2014			As of December 31, 2015	As of December 31, 2014
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$39,524	$65,860	$20,601	$32,639	$64,510	$15,625	$36,757	$30,255
Global Treasury	27,626	47,929	8,028	36,344	59,253	10,454	8,080	39,050
Total Stressed VaR	$63,149	$95,692	$35,557	$61,874	$89,053	$29,689	$43,293	$58,945
The twelve month average of our stressed VaR-based measure was approximately $63 million for the period ended December 31, 2015, compared to a twelve month average of approximately $62 million for the period ended December 31, 2014.
The increase in the twelve month average of our stressed VaR-based measure for the period ended December 31, 2015, compared to the period ended December 31, 2014, was primarily the result of an extension of the tenor of FX swaps used by Global Treasury designed to improve our liquidity position. Although the FX swaps are not considered part of our trading activity, all FX activity (trading or banking) generates market risk captured under Basel rules. The tenor extension gives rise to additional market risk in our stressed VaR calculation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of December 31, 2015 and December 31, 2014. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 39: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$2,817	$3,582	$4	$5,584	$3,230	$349
Global Treasury	148	345	—	—	4,759	—
Total VaR	$2,831	$3,472	$4	$5,584	$5,892	$349

TABLE 40: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2015			As of December 31, 2014
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$13,199	$40,928	$7	$8,305	$39,220	$468
Global Treasury	176	7,963	—	—	39,050	—
Total Stressed VaR	$12,939	$47,658	$7	$8,305	$62,923	$468

(1) For purposes of risk attribution by component, in both Tables 39 and 40, foreign exchange refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these foreign exchange instruments is included in the interest-rate risk component.
The decline in the total ten-day VaR based measure as of December 31, 2015, as compared to December 31, 2014, is the result of a decline in exposure that arose from the tenor extension strategy initiated by Global Treasury late last year.
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable NIR, under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities, but we manage our overall interest-rate risk position in the context of current and anticipated market conditions and within internally-approved risk guidelines.
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
The economic value of our consolidated statement of condition is a metric designed to estimate the fair value of assets and liabilities which could be garnered if those assets and liabilities were sold immediately. The economic values represent discounted cash flows from all financial instruments; therefore, changes in the yield curves, which are used to discount the cash flows, affect the values of these instruments.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
To measure, monitor, and report on our interest-rate risk position, we use NIR simulation, referred to as NIR-at-risk, and EVE sensitivity. NIR-at-risk measures the impact on NIR over the next twelve months to immediate, or “rate shock,” and gradual, or “rate ramp,” changes in market interest rates. EVE sensitivity is a total return view of interest-rate risk, which measures the impact on the present value of all NIR-related principal and interest cash flows of an immediate change in interest rates. Although NIR-at-risk and EVE sensitivity measure interest-rate risk over different time horizons, both utilize consistent assumptions when modeling the positions currently held by State Street; however, NIR-at-risk also incorporates future actions planned by management over the time horizons being modeled.
In estimating our NIR-at-risk, we start with a base amount of NIR that is projected over the next twelve months, assuming our forecast yield curve over the period. Our existing balance sheet assets and liabilities are adjusted by the amount and timing of transactions that are forecast to occur over the next twelve months. That yield curve is then “shocked,” or moved immediately, +/-100 basis points in a parallel fashion at all points along the yield curve. Two new twelve-month NIR projections are then developed using the same balance sheet and forecast transactions, but with the new yield curves, and compared to the base scenario. We also perform the calculations using interest-rate ramps, which are +/-100-basis-point changes in interest rates that are assumed to occur gradually over the next twelve months, rather than immediately as we do with interest-rate shocks.
EVE is based on the change in the present value of all NIR-related principal and interest cash flows for changes in market interest rates. The present value of existing cash flows with a then-current yield curve serves as the base case. We then apply an immediate parallel shock to that yield curve of +/-200 basis points and recalculate the cash flows and related present values. A large shock is used to better capture the embedded option risk in our mortgage-backed securities that results from borrowers' prepayment opportunities.
Key assumptions used in the models, described in more detail below, along with changes in market conditions, are inherently uncertain. Actual results necessarily differ from model results as market conditions differ from assumptions. As such, management performs back-testing, stress testing, and model integrity analyses to validate that the modeled results produce predictive NIR-at-risk and EVE sensitivity estimates which can be used in our management of interest-rate risk. Primary factors affecting the actual results include changes in our balance sheet size and mix, the timing, magnitude and frequency of changes in interest rates (including the slope and the relationship between the interest-rate level of U.S. dollar and non-U.S. dollar yield curves), changes in market conditions and management actions taken in response to the preceding conditions.
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
Although NIR in both NIR-at-risk and EVE sensitivity is higher in response to increased interest rates, the future principal flows from fixed-rate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

investments are discounted for EVE, which results in lower asset values and a corresponding reduction or loss in EVE. As noted above, NIR-at-risk does not analyze changes in the value of principal cash flows and therefore does not experience the same reduction experienced by EVE sensitivity associated with discounting principal cash flows at higher rates.
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

TABLE 41: NIR ESTIMATED EXPOSURE
	Estimated Exposure to Net Interest Revenue
(Dollars in millions)	December 31, 2015		December 31, 2014
Rate change:	Exposure	% of Base NIR	Exposure	% of Base NIR
+100 bps shock	$471	20.8%	$384	16.6%
–100 bps shock	(181)	(8.0)	(328)	(14.2)
+100 bps ramp	198	8.8	149	6.5
–100 bps ramp	(96)	(4.2)	(192)	(8.3)
As of December 31, 2015, NIR sensitivity to an upward-100-basis-point shock to our internal forecast of global interest rates, increased compared to such sensitivity as of December 31, 2014, on a dollar exposure basis as well as a percentage of twelve-month forecasted base NIR, reflecting slower client deposit repricing expectations in the twelve-month forecast horizon beyond December 31, 2015. The benefit to NIR of an upward-100-basis-point ramp is less significant than a shock, since interest rates are assumed to increase gradually.
NIR sensitivity to a downward-100-basis-point shock to our internal forecast of global interest rates as of December 31, 2015 decreased compared to such sensitivity as of December 31, 2014 on a dollar and percentage basis, primarily due to higher expected deposit charges when rates decline. December 31, 2015 NIR-at-risk sensitivities incorporate additional charges on deposits as rates decline to their floors compared to December 31, 2014 NIR-at-risk. A downward-100-basis-point shock in global interest rates places pressure on NIR due to declining deposit rates, providing limited funding relief on the liability side, while many assets continue to re-price in the lower-rate environment. The adverse impact on projected NIR due to a downward-100-basis-point ramp is less significant than a shock since interest rates are assumed to decrease gradually, thereby reducing the level of projected spread compression experienced between assets and liabilities over a twelve-month horizon.
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

TABLE 42: ESTIMATED EVE EXPOSURES
	Estimated Sensitivity of Economic Value of Equity
(Dollars in millions)	December 31, 2015		December 31, 2014
Rate change:	Exposure	% of Tier 1/Tier 2 Capital	Exposure	% of Tier 1/Tier 2 Capital
+200 bps shock	$(2,355)	(13.4)%	$(2,291)	(12.8)%
–200 bps shock	1,655	9.4	942	5.3
The dollar measure of EVE sensitivity exposure to an upward-200-basis-point shock as of December 31, 2015 increased compared to December 31, 2014 while the dollar measure of EVE sensitivity to a downward-200-basis-point shock as of December 31, 2015 improved compared to December 31, 2014. The change in both EVE sensitivity measures was primarily driven by investment portfolio activity.
EVE sensitivity exposure to an upward-200-basis-point shock as of December 31, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, increased compared to December 31, 2014. EVE sensitivity to a downward-200-basis-point shock as of December 31, 2015, as a percentage of the total of tier 1 and tier 2 regulatory capital, improved compared to December 31, 2014. These shifts were primarily due to the previously mentioned changes in the dollar measures of EVE sensitivity.
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

•	A model development process that focuses on sound design and computational accuracy, and includes activities designed to test for robustness, stability, and sensitivity to assumptions; and

•	An independent model validation function designed to verify that models are conceptually sound, computationally accurate, are performing as expected, and are in line with their design objectives.
Governance
Models used in the regulatory capital calculation can only be deployed for use after receiving a satisfactory validation review and approval decision from Model Risk Management.
ERM’s Model Risk Management group is responsible for defining the corporate-wide model risk governance framework, and maintains policies that achieve the framework’s objectives. The team is responsible for overall model risk governance capabilities, with particular emphasis in the areas of model validation, model risk reporting, model performance monitoring, tracking of new model development status, and committee-level review and challenge.
MRC, which is composed of senior staff with technical expertise, reports to MRAC, and provides guidance and oversight to the Model Risk Management function.
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
Model Validation
MVG is part of Model Risk Management within ERM and performs model validations. MVG is independent, as contemplated by applicable bank regulatory requirements, of both the developers and users of the models. MVG validates models through a review process that assesses the appropriateness, accuracy, and suitability of data inputs, methodologies, assumptions, and processing code. Model validation also encompasses an assessment of model performance, sensitivity, and robustness, as well as a model’s potential limitations given its particular assumptions or deficiencies. Based on the results of its review, MVG issues a model use decision and may require remedial actions and compensating controls on model use. MVG also maintains a model risk-rating system, which assigns a risk rating to each model based on an assessment of a model's inherent and residual risks. These ratings aid in the understanding and reporting of model risk across the model portfolio, and enable the triaging of needs for remediation.
Although model validation is the primary method of subjecting models to independent review and challenge, in practice, a multi-step governance process provides the opportunity for challenge by multiple parties. First, MVG conducts model validation and issues a model use decision that may be accompanied by mandatory remedial actions and compensating controls. Second, these decisions are reviewed, challenged, and confirmed by the MRC. Finally, model use decisions, risk ratings, and overall levels of model risk are reported to and reviewed by MRAC. MRM also reports regularly on model risk issues to the Board.
Strategic Risk Management
We define strategic risk as the current or prospective impact on earnings or capital arising from adverse business decisions, improper implementation of strategic initiatives, or lack of responsiveness to industry-wide changes. Strategic risks are influenced by changes in the competitive environment; decline in market performance or changes in our business activities; and the potential secondary impacts of reputational risks, not already captured as market, interest rate, credit, operational, model or liquidity risks. We incorporate strategic risk into our assessment of our business plans and risk and capital management processes. Active management of strategic risk is an integral component of all aspects of our business.
Separating the effects of a potential material adverse event into operational and strategic risk is sometimes difficult. For instance, the direct financial impact of an unfavorable event in the form of fines or penalties would be classified as an operational risk loss, while the impact on our reputation and consequently the potential loss of clients and corresponding decline in revenue would be classified as a strategic risk loss. An additional example of strategic risk is the integration of a major acquisition. Failure to successfully integrate the operations of an acquired business, and the resultant inability to retain clients and the associated revenue, would be classified as a loss due to strategic risk.
Strategic risk is managed with a long-term focus. Techniques for its assessment and management include the development of business plans, which are subject to robust review and challenge from senior management and the Board of Directors, as well as a formal review and approval process for all new business and product proposals. The potential impact of the various elements of strategic risk is difficult to quantify with any degree of precision. We use a combination of historical earnings volatility, scenario analysis, stress-testing and management judgment to help assess the potential effect on State Street attributable to strategic risk. Management and control of strategic risks are generally the responsibility of the business units, with oversight from the control functions, as part of their overall strategic planning and internal risk management processes.
Capital
Managing our capital involves evaluating whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements, and are sufficient to provide us with the financial flexibility to undertake future strategic business initiatives. We assess capital adequacy based on relevant regulatory capital requirements, as well as our own internal capital goals, targets and other relevant metrics.
Framework
Our objective with respect to management of our capital is to maintain a strong capital base in order to provide financial flexibility for our business needs, including funding corporate growth and supporting clients’ cash management needs, and to provide protection against loss to depositors and creditors. We strive to maintain an appropriate level of capital, commensurate with our risk profile, on which an attractive return to shareholders is expected to be realized over both the short and long term, while

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

protecting our obligations to depositors and creditors and complying with regulatory capital requirements.
Our capital management focuses on our risk exposures, the regulatory requirements applicable to us with respect to multiple capital measures, the evaluations and resulting credit ratings of the major independent rating agencies, our return on capital at both the consolidated and line-of-business level, and our capital position relative to our peers.
Assessment of our overall capital adequacy includes the comparison of capital sources with capital uses, as well as the consideration of the quality and quantity of the various components of capital. The assessment seeks to determine the optimal level of capital and composition of capital instruments to satisfy all constituents of capital, with the lowest overall cost to shareholders. Other factors considered in our assessment of capital adequacy are strategic and contingency planning, stress testing and planned capital actions.
Capital Adequacy Process
Our primary federal banking regulator is the Federal Reserve. Both State Street and State Street Bank are subject to the minimum regulatory capital requirements established by the Federal Reserve and defined in FDICIA. State Street Bank must exceed the regulatory capital thresholds for “well capitalized” in order for our parent company to maintain its status as a financial holding company. Accordingly, one of our primary goals with respect to capital management is to exceed all applicable minimum regulatory capital requirements and to be “well-capitalized” under the PCA guidelines established by the FDIC. Our capital management activities are conducted as part of our corporate-wide CAP and associated Capital Policy and guidelines.
We consider capital adequacy to be a key element of our financial well-being, which affects our ability to attract and maintain client relationships; operate effectively in the global capital markets; and satisfy regulatory, security holder and shareholder needs. Capital is one of several elements that affect our credit ratings and the ratings of our principal subsidiaries.
In conformity with our Capital Policy and guidelines, we strive to achieve and maintain specific internal capital levels, not just at a point in time, but over time and during periods of stress, to account for changes in our strategic direction, evolving economic conditions, and financial and market volatility. We have developed and implemented a corporate-wide CAP to assess our overall capital in relation to our risk profile and to provide a comprehensive strategy for maintaining appropriate capital levels. The CAP considers material risks under multiple scenarios, with an emphasis on stress scenarios, and encompasses existing processes and systems used to measure our capital adequacy.
Capital Contingency Planning
Contingency planning is an integral component of capital management. The objective of contingency planning is to monitor current and forecast levels of select capital, liquidity and other measures that serve as early indicators of a potentially adverse capital or liquidity adequacy situation. These measures are one of the inputs used to set our internal capital adequacy level. We review these measures annually for appropriateness and relevance in relation to our financial budget and capital plan.
Stress Testing
We administer a robust State Street-wide stress-testing program that executes multiple stress tests each year to assess the institution’s capital adequacy and/or future performance under adverse conditions. Our stress testing program is structured around what we determine to be the key risks incurred by State Street, as assessed through a recurring material risk identification process. The material risk identification process represents a bottom-up approach to identifying the institution’s most significant risk exposures across all on- and off-balance sheet risk-taking activities, including credit, market, liquidity, interest rate, operational, fiduciary, business, reputation, and regulatory risks. These key risks serve as an organizing principle for much of our risk management framework, as well as reporting, including the “risk dashboard” provided to the Board. Over the past few years, stress scenarios have included a deep recession in the U.S., a break-up of the Eurozone, a severe recession in China and an oil shock precipitated by turmoil in the Middle East/North Africa region.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Governance
In order to support integrated decision making, we have identified three management elements to aid in the compatibility and coordination of our CAP:

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
MRAC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved annually by the Board's RC.
Regulatory Capital
We and our depository institution subsidiaries are subject to the current U.S. Basel III minimum risk-based capital and leverage ratio guidelines. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for common equity tier 1 capital, tier 1 capital and total capital. The transition period started in January 2014 and will be completed by January 1, 2019 which is concurrent with the full implementation of the Basel III final rule in the U.S. See "Supervision and Regulation" included under Item 1, "Business" of this Form 10-K for discussion of our capital and liquidity ratios, including minimum ratios we are required to maintain.

The following table sets forth the transition to full implementation and the minimum risk-based capital ratio requirements under the Basel III final rule. This does not include the potential imposition of an additional countercyclical capital buffer.

TABLE 43: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1),(2)

	2015	2016	2017	2018	2019
Capital conservation buffer (Common Equity Tier 1)	—%	0.625%	1.250%	1.875%	2.500%
G-SIB surcharge (CET1)(1)	—	0.375	0.750	1.125	1.500

Minimum common equity tier 1(3)	4.5	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.0	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.0	9.000	10.000	11.000	12.000

(1) As part of the G-SIB Surcharge final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014 and the estimated resulting G-SIB surcharge for State Street is 1.5%. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements, as of January 1, 2019 would be 8.5% for common equity tier 1, 10.0% for tier 1 capital and 12.0% for total capital.
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

TABLE 44: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,250	$10,250	$10,295	$10,295	$10,938	$10,938	$10,867	$10,867
Retained earnings(8)			16,049	16,049	14,737	14,737	10,655	10,655	9,270	9,270
Accumulated other comprehensive income (loss)			(1,422)	(1,422)	(642)	(642)	(1,230)	(1,230)	(536)	(536)
Treasury stock, at cost			(6,457)	(6,457)	(5,158)	(5,158)	—	—	—	—
Total(8)			18,420	18,420	19,232	19,232	20,363	20,363	19,601	19,601
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,927)	(5,927)	(5,869)	(5,869)	(5,631)	(5,631)	(5,577)	(5,577)
Other adjustments			(60)	(60)	(36)	(36)	(85)	(85)	(128)	(128)
Common equity tier 1 capital(8)			12,433	12,433	13,327	13,327	14,647	14,647	13,896	13,896
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(109)	(109)	(145)	(145)	—	—	—	—
Tier 1 capital(8)			15,264	15,264	15,618	15,618	14,647	14,647	13,896	13,896
Qualifying subordinated long-term debt			1,358	1,358	1,618	1,618	1,371	1,371	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
ALLL and other			12	66	—	—	8	66	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital(8)			$17,349	$17,403	$17,715	$17,715	$16,026	$16,084	$15,530	$15,530
Risk-weighted assets:
Credit risk			$51,733	$93,515	$66,874	$87,502	$47,677	$89,164	$59,836	$84,433
Operational risk			43,882	NA	35,866	NA	43,324	NA	35,449	NA
Market risk(5)			3,937	2,378	5,087	2,910	3,939	2,378	5,048	2,909
Total risk-weighted assets			$99,552	$95,893	$107,827	$90,412	$94,940	$91,542	$100,333	$87,342
Adjusted quarterly average assets			$221,880	$221,880	$247,740	$247,740	$217,358	$217,358	$243,549	$243,549
Capital Ratios:(8)	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.5%	13.0%	12.4%	14.7%	15.4%	16.0%	13.8%	15.9%
Tier 1 capital	6.0	5.5	15.3	15.9	14.5	17.3	15.4	16.0	13.8	15.9
Total capital	8.0	8.0	17.4	18.1	16.4	19.6	16.9	17.6	15.5	17.8
Tier 1 leverage	4.0	4.0	6.9	6.9	6.3	6.3	6.7	6.7	5.7	5.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015. See Table 43: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014. See Table 43: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(8) Amounts for 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The regulatory capital ratios for State Street and State Street Bank as of December 31, 2015, presented in Table 44: Regulatory Capital Structure and Related Regulatory Capital Ratios, differ from such ratios as of December 31, 2014 for reasons beyond changes to our capital base, our asset composition, our off-balance sheet exposures or our risk profile. The December 31, 2015 ratios reflect a different set of methodologies required by applicable regulators to calculate capital and total risk-weighted assets from those utilized to calculate the December 31, 2014 ratios. As a result, the ratios presented in the table for each period are not directly comparable.
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
State Street's common equity tier 1 capital decreased $894 million as of December 31, 2015 compared to December 31, 2014, as a result of purchases by us of our common stock of approximately $1.52 billion, declarations of common and preferred stock dividends of $666 million, the strengthening U.S. dollar's effect on accumulated other comprehensive income, and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets, partially offset by the positive effect of year-to-date net income. Over the same period, State Street's tier 1 capital decreased $354 million, total capital decreased $366 million under advanced approaches and total capital decreased $312 million under standardized approach. Our tier 1 capital and total capital decreased by less than common equity tier 1 capital over the same period, as the net decrease to common equity tier 1 capital was largely offset by the positive effects on tier 1 capital and total capital of the issuance of $750 million of preferred stock in the second quarter of 2015. State Street Bank's tier 1 capital increased $750 million, and total capital increased $495 million and $553 million under the advanced and standardized approaches, respectively, as of December 31, 2015, compared to December 31, 2014, the result of year-to-date net income, partially offset by the previously-described impact to accumulated other comprehensive income and phase-in provisions of the Basel III final rule related to other intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the years ended December 31, 2015 and 2014.

TABLE 45: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches December 31, 2015	Basel III Standardized Approach December 31, 2015	Twelve Months Ended December 31, 2014
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period(1)	$13,327	$13,327	$12,252
Net income(1)	1,980	1,980	2,022
Changes in treasury stock, at cost	(1,299)	(1,299)	(1,465)
Dividends declared	(666)	(666)	(551)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(58)	(58)	1,874
Effect of certain items in accumulated other comprehensive income (loss)	(780)	(780)	(857)
Other adjustments	(71)	(71)	52
Changes in common equity tier 1 capital	(894)	(894)	1,075
Common equity tier 1 capital balance, end of period(1)	12,433	12,433	13,327
Additional tier 1 capital:
Tier 1 capital balance, beginning of period(1)	15,618	15,618	13,693
Change in common equity tier 1 capital	(894)	(894)	1,075
Net issuance of preferred stock	742	742	1,470
Trust preferred capital securities phased out of tier 1 capital	(238)	(238)	(475)
Other adjustments	36	36	(145)
Changes in tier 1 capital	(354)	(354)	1,925
Tier 1 capital balance, end of period(1)	15,264	15,264	15,618
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,097	2,097	1,892
Net issuance and changes in long-term debt qualifying as tier 2	(260)	(260)	(300)
Trust preferred capital securities phased into tier 2 capital	238	238	475
Changes in ALLL and other	12	66	—
Change in other adjustments	(2)	(2)	30
Changes in tier 2 capital	(12)	42	205
Tier 2 capital balance, end of period	2,085	2,139	2,097
Total capital:
Total capital balance, beginning of period(1)	17,715	17,715	15,585
Changes in tier 1 capital	(354)	(354)	1,925
Changes in tier 2 capital	(12)	42	205
Total capital balance, end of period(1)	$17,349	$17,403	$17,715
(1)Amounts for 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the year ended December 31, 2015 and six months ended December 31, 2014.

TABLE 46: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	December 31, 2015	December 31, 2014
Total risk-weighted assets, beginning of period	$107,827	$111,015
Changes in credit risk-weighted assets
Net increase (decrease) in investment securities-wholesale	597	(1,082)
Net increase (decrease) in loans and leases	(944)	1,381
Net increase (decrease) in securitization exposures	(9,569)	(5,949)
Net increase (decrease) in repo-style transaction exposures	842	99
Net increase (decrease) in OTC derivatives exposures	(1,317)	444
Net increase (decrease) in all other(1)	(4,750)	888
Net increase (decrease) in credit risk-weighted assets	(15,141)	(4,219)
Net increase (decrease) in credit valuation adjustment	(618)	(80)
Net increase (decrease) in market risk-weighted assets	(532)	1,230
Net increase (decrease) in operational risk-weighted assets	8,016	(119)
Total risk-weighted assets, end of period	$99,552	$107,827

(1) Includes assets not in a definable category, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, securities financing exposures, equity exposures, over-the-counter derivatives, and 6% credit risk supervisory charge.
As of December 31, 2015, total advanced approaches risk-weighted assets decreased $8.28 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of the securitized investment portfolio and the subsequent reinvestment in HQLA, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds, and a decline in over the counter foreign exchange derivatives mainly due to a decrease in volumes and the addition of new netting agreements. The decreases were partially offset by an $8.02 billion increase in operational risk which reflects adjustments to the model inputs.
As of December 31, 2014, total risk-weighted assets decreased from June 30, 2014 balances primarily due to lower credit risk-weighted assets, partially offset by an increase in market risk-equivalent risk-weighted assets. The increase in market risk-equivalent risk weighted assets resulted from the increase in the sixty-day moving average of our stressed VaR-based measure. Our stressed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

VaR-based measure was impacted by the extension of the tenor of FX swaps by Global Treasury designed to improve our liquidity position. The decrease in credit risk-weighted assets primarily related to sales, maturities and pay-downs of both wholesale and securitized investments, partially offset by an increase in loan activity.
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the year ended December 31, 2015.

TABLE 47: STANDARDIZED APPROACH RWA ROLL-FORWARD
State Street
(In millions)	Twelve Months Ended December 31, 2015
Total estimated risk-weighted assets, beginning of period (1)	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(2,579)
Net increase (decrease) in loans and leases	(539)
Net increase (decrease) in securitization exposures	(9,569)
Net increase (decrease) in repo-style transaction exposures	(7,535)
Net increase (decrease) in OTC derivatives exposures	(4,007)
Net increase (decrease) in all other(2)	(4,357)
Net increase (decrease) in credit risk-weighted assets	(28,586)
Net increase (decrease) in market risk-weighted assets	(532)
Total risk-weighted assets, end of period	$95,893

(1) Standardized approach risk-weighted assets as of December 31, 2014 were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of December 31, 2015, total standardized approach risk-weighted assets decreased $29.12 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of both securitized and wholesale investment portfolio and the subsequent reinvestment in HQLA, a decrease in securities financing exposure, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds and a decline in over the counter foreign exchange derivatives primarily due to a decrease in volumes and the addition of new netting agreements.
The regulatory capital ratios as of December 31, 2015, presented in Table 44: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios

(actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of December 31, 2015, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Fully Phased-in Capital Ratios
Table 48: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street and Table 49: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank present our capital ratios for State Street and State Street Bank as of December 31, 2015, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on an estimated, pro forma basis under the fully phased-in provisions of the Basel III final rule. Pro forma fully phased-in capital ratios calculated in accordance with both approaches as of December 31, 2015, are preliminary estimates, based on our present interpretations of the Basel III final rule as applied to our businesses and operations as of December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 48: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
December 31, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$18,420	$(21)	$18,399	$18,420	$(21)	$18,399
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,927)	(818)	(6,745)	(5,927)	(818)	(6,745)
Other adjustments				(60)	(90)	(150)	(60)	(90)	(150)
Common equity tier 1 capital				12,433	(929)	11,504	12,433	(929)	11,504
Additional tier 1 capital:
Preferred stock				2,703	—	2,703	2,703	—	2,703
Trust preferred capital securities				237	(237)	—	237	(237)	—
Other adjustments				(109)	90	(19)	(109)	90	(19)
Additional tier 1 capital				2,831	(147)	2,684	2,831	(147)	2,684
Tier 1 capital				15,264	(1,076)	14,188	15,264	(1,076)	14,188
Tier 2 capital:
Qualifying subordinated long-term debt				1,358	—	1,358	1,358	—	1,358
Trust preferred capital securities				713	132	845	713	132	845
ALLL and other				12	—	12	66	—	66
Other				2	(2)	—	2	(2)	—
Tier 2 capital				2,085	130	2,215	2,139	130	2,269
Total capital				$17,349	$(946)	$16,403	$17,403	$(946)	$16,457
Risk weighted assets				$99,552	$(406)	$99,146	$95,893	$(382)	$95,511
Adjusted average assets				221,880	(545)	221,335	221,880	(545)	221,335
Total assets for SLR				246,857	(545)	246,312	246,857	(545)	246,312
Capital ratios(2):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and G-SIB 1.5% 2019
Common equity tier 1 capital(3)	4.5%	4.5%	8.5%	12.5%		11.6%	13.0%		12.0%
Tier 1 capital	6.0	6.0	10.0	15.3		14.3	15.9		14.9
Total capital	8.0	8.0	12.0	17.4		16.5	18.1		17.2
Tier 1 leverage	4.0	4.0	NA	6.9		6.4	6.9		6.4
Supplementary leverage	NA	5.0	NA	6.2		5.8	6.2		5.8

NA: Not applicable.
(1) As of December 31, 2015, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of December 31, 2015.
(2) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio, or SLR, is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(3) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 44: Regulatory Capital Structure and Related Regulatory Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 49: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
December 31, 2015 (Dollars in millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$20,363	$(9)	$20,354	$20,363	$(9)	$20,354
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,631)	(769)	(6,400)	(5,631)	(769)	(6,400)
Other adjustments				(85)	—	(85)	(85)	—	(85)
Common equity tier 1 capital				14,647	(778)	13,869	14,647	(778)	13,869
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				14,647	(778)	13,869	14,647	(778)	13,869
Tier 2 capital:
Qualifying subordinated long-term debt				1,371	—	1,371	1,371	—	1,371
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				8	—	8	66	—	66
Other				—	—	—	—	—	—
Tier 2 capital				1,379	—	1,379	1,437	—	1,437
Total capital				$16,026	$(778)	$15,248	$16,084	$(778)	$15,306
Risk weighted assets				$94,940	$(860)	$94,080	$91,542	$(812)	$90,730
Adjusted average assets				217,358	(500)	216,858	217,358	(500)	216,858
Total assets for SLR				242,200	(500)	241,700	242,200	(500)	241,700
Capital ratios(2):	Minimum Requirement 2015	Minimum Requirement 2019	Minimum Requirement Including Capital Conservation Buffer of 2.5% and G-SIB 1.5% 2019
Common equity tier 1 capital(3)	4.5%	4.5%	8.5%	15.4%		14.7%	16.0%		15.3%
Tier 1 capital	6.0	6.0	10.0	15.4		14.7	16.0		15.3
Total capital	8.0	8.0	12.0	16.9		16.2	17.6		16.9
Tier 1 leverage	4.0	4.0	NA	6.7		6.4	6.7		6.4
Supplementary leverage	NA	6.0	NA	6.0		5.7	6.0		5.7

NA: Not applicable.
(1) As of December 31, 2015, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of December 31, 2015.
(2) Common equity tier 1 capital ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(3) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 44: Regulatory Capital Structure and Related Regulatory Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Fully phased-in pro-forma estimates of common shareholders' equity include 100% of accumulated other comprehensive income, including accumulated other comprehensive income attributable to available-for-sale securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of common equity tier 1 capital reflect 100% of applicable deductions, including but not limited to, intangible assets net of deferred tax liabilities. As of December 31, 2015, tier 1 capital includes 25% of trust preferred capital securities and the remaining 75% is included in tier 2 capital. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.
Global Systemically Important Bank
We are designated as a large bank holding company subject to enhanced supervision and prudential standards, commonly referred to as a “systemically important financial institution,” or SIFI, and we are one among a group of 30 institutions worldwide that have been identified by the FSB and the BCBS as G-SIBs. Our designation as a G-SIB will require us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators. See further discussion of the G-SIB surcharge within "Supervision and Regulation" included under Item 1, "Business" of this Form 10-K.

Supplementary Leverage Ratio
Estimated pro forma fully phased-in supplementary leverage ratios as of December 31, 2015 are preliminary estimates by State Street, and are calculated based on our current interpretations of the SLR final rule and as applied to our businesses and operations as of December 31, 2015.
Refer to "Supervision and Regulation" included under Item 1, "Business" of this Form 10-K for additional details regarding the SLR.

TABLE 50: SUPPLEMENTARY LEVERAGE RATIO
December 31, 2015	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,264	$(1,076)	$14,188
On- and off-balance sheet leverage exposure	252,752	—	252,752
Less: regulatory deductions	(5,895)	(545)	(6,440)
Total assets for SLR	$246,857	$(545)	$246,312
Supplementary leverage ratio	6.2%	(0.4)%	5.8%

State Street Bank:
Tier 1 capital	$14,647	$(778)	$13,869
On- and off-balance sheet leverage exposure	247,737	—	247,737
Less: regulatory deductions	(5,537)	(500)	(6,037)
Total assets for SLR	$242,200	$(500)	$241,700
Supplementary leverage ratio	6.0%	(0.3)%	5.7%

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding:

TABLE 51: PREFERRED STOCK ISSUED AND OUTSTANDING
	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (in millions)	Redemption Date(1)
Preferred Stock:(2)
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020

(1) On the redemption date, or any dividend declaration date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(2) The preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to the redemption date upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation, at a redemption price equal to the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicted:

TABLE 52: PREFERRED STOCK DIVIDENDS
	Years Ended December 31,
	2015			2014
	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,252	$1.32	$26
Series D	5,900	1.48	44	4,605	1.15	35
Series E	6,333	1.60	48	—	—	—
Series F	1,663	16.63	12	—	—	—
Total			$130			$61

In January 2016, we declared dividends on our Series C, D, E, and F preferred stock of approximately $1,313, $1,475, $1,500 and $2,625, respectively, per share, or approximately $0.33, $0.37, $0.38 and $26.5, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million and $20 million on our Series C, D, E, and F preferred stock, respectively, which will be paid in March 2016.
Common Stock
In March 2015, we received the results of the Federal Reserve's review of our 2015 capital plan in connection with its 2015 annual CCAR process. The Federal Reserve did not object to the capital actions we proposed in our 2015 capital plan and in March 2015 our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). In March 2014, the Board approved the previous program (the 2014 Program) that authorized stock purchases through March 2015. The table below presents the activities under each program during the year ended December 31, 2015.

TABLE 53: SHARES REPURCHASED
	Year Ended December 31, 2015
	Amount Authorized (in billions)	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)	Amount Remaining Under the Program (in millions)
2015 Program	$1.8	14.2	$73.72	$1,050	$780
2014 Program	1.7	6.3	74.88	470	—
Total		20.5	$74.07	$1,520
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 54: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2015		2014
Common Stock	$1.32	$536	$1.16	$490
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. Information concerning limitations on dividends from our subsidiary banks is provided in “Related Stockholder Matters” included under Item 5, and in

Note 15 to the consolidated financial statements, included under Item 8 of this Form 10-K.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $320.44 billion as of December 31, 2015, compared to $349.77 billion as of December 31, 2014. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $335.42 billion and $364.41 billion as collateral for indemnified securities on loan as of December 31, 2015 and December 31, 2014, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $335.42 billion and $364.41 billion, referenced above, $63.06 billion and $85.31 billion was invested in indemnified repurchase agreements as of December 31, 2015 and December 31, 2014, respectively. We or our agents held $67.02 billion and $90.82 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2015 and December 31, 2014, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 10 and 12 to the consolidated financial statements included under Item 8 of this Form 10-K.

SIGNIFICANT ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with U.S. GAAP, and we apply accounting policies that affect the determination of amounts reported in the consolidated financial statements. Additional information on our significant accounting policies, including references to applicable footnotes, is provided in Note 1 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the more significant accounting policies applied by State Street have been identified by management as those associated with recurring fair-value measurements, OTTI of investment securities, impairment of goodwill and other intangible assets, and contingencies. These accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be most subject to revision as new information becomes available. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported consolidated results of operations and financial condition.
The following is a discussion of the above-mentioned significant accounting estimates. Management has discussed these significant accounting estimates with the E&A Committee of the Board.
Fair-Value Measurements
We carry certain of our financial assets and liabilities at fair value in our consolidated financial statements on a recurring basis, including trading account assets, AFS investment securities and derivative instruments.
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
As of December 31, 2015, approximately $75.70 billion of our financial assets and approximately $4.23 billion of our financial liabilities were carried at fair value on a recurring basis, compared to $103.77 billion and $6.31 billion, respectively, as of December 31, 2014. The amounts as of December 31, 2015 represented approximately 31% of our consolidated total assets and approximately 2% of our consolidated total liabilities, compared to 38% and 2%, respectively, as of December 31, 2014. The decrease in the relative percentage of consolidated total assets as of December 31, 2015 compared to 2014 mainly reflects a decline in the investment securities portfolio, associated with a lower level of purchases in 2015 compared to 2014, and an increase in interest-bearing deposits with banks, the result of the continued elevated level of client deposits. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in Note 2 to the consolidated financial statements included under Item 8 of this Form 10-K.
U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. When we measure fair value for our financial assets and liabilities, we consider the principal or the most advantageous market in which we would transact; we also consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to measure the fair value of identical, or similar, financial assets and liabilities. When identical financial assets and liabilities are not traded in active markets, we look to market-observable data for similar assets and liabilities. In some instances, certain assets and liabilities are not actively traded in observable markets; as a result, we use alternate valuation techniques to measure their fair value.
We categorize the financial assets and liabilities that we carry at fair value in our consolidated statement of condition on a recurring basis based on

U.S. GAAP's prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to valuation methods using significant unobservable inputs (level 3).
As of December 31, 2015, including the effect of netting, we categorized approximately 8% of our financial assets carried at fair value in level 1, approximately 89% of our financial assets carried at fair value in level 2, and approximately 3% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2014, including the effect of netting, we categorized less than 10% of our financial assets carried at fair value in level 1, approximately 85% of our financial assets carried at fair value in level 2, and approximately 5% of our financial assets carried at fair value in level 3 of the fair value hierarchy.
As of December 31, 2015, on the same basis, we categorized approximately 2% of our financial liabilities carried at fair value in level 1, approximately 98% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2014, on the same basis, we had no financial liabilities carried at fair value in level 1, we categorized approximately 99% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
The assets categorized in level 1 were primarily trading account assets. Fair value for these securities was measured by management using unadjusted quoted prices in active markets for identical securities.
The assets categorized in level 2 were primarily AFS investment securities and derivative instruments. Fair value for the investment securities was measured by management primarily using information obtained from independent third parties. Information obtained from third parties is subject to review by management as part of a validation process. Management utilizes a process to verify the information provided, including an understanding of underlying assumptions and the level of market-participant information used to support those assumptions. In addition, management compares significant assumptions used by third parties to available market information. Such information may include known trades or, to the extent that trading activity is limited, comparisons to market research information pertaining to credit expectations,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

execution prices and the timing of cash flows and, where information is available, back-testing.
The derivative instruments categorized in level 2 primarily comprised of foreign exchange and interest-rate contracts used in our trading activities, for which fair value was measured by management using discounted cash flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest rate curves.
The substantial majority of our financial assets categorized in level 3 were asset-backed and mortgage-backed AFS securities. Level-3 assets also included foreign exchange derivative contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2015 decreased approximately 55% compared to 2014, primarily the result of transfers out of level 3 and paydowns of asset-backed and non-U.S. debt securities.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial performance in 2015, 2014 or 2013.
Other-Than-Temporary Impairment of Investment Securities
Our portfolio of fixed-income investment securities constitutes a significant portion of the assets carried in our consolidated statement of condition. U.S. GAAP requires the use of expected future cash flows to evaluate OTTI of these investment securities. The amount and timing of these expected future cash flows are significant estimates used in our evaluation of OTTI. An OTTI is triggered if the intent is to sell the security or the security will more likely than not have to be sold before the amortized cost basis is recovered. Additional information with respect to management's assessment of OTTI is provided in Note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Expectations of defaults and prepayments are the most significant assumptions underlying our estimates of future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest-rate curves, industry standard asset-

class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash-flow expectations and resulting estimates. Management reviews its underlying assumptions and develops expected future cash-flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided under “Financial Condition - Investment Securities” in Management's Discussion and Analysis.
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
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2015, 2014 or 2013. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2015 totaled approximately $5.67 billion and $1.77 billion, respectively, compared to $5.83 billion and $2.03 billion, respectively, as of December 31, 2014.
Contingencies
The significant estimates and judgments related with establishing litigation reserves are discussed in Note 13 of the consolidated financial statements included under Item 8 of this Form 10-K.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided in "Related Stockholder Matters" included under Item 5, and in “Financial Condition - Capital” in Management’s Discussion and Analysis included under Item 7 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
State Street Corporation
We have audited the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 19, 2016

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2015	2014	2013
(Dollars in millions, except per share amounts)
Fee revenue:
Servicing fees	$5,153	$5,108	$4,799
Management fees	1,174	1,207	1,106
Trading services	1,146	1,084	1,094
Securities finance	496	437	359
Processing fees and other	309	174	212
Total fee revenue	8,278	8,010	7,570
Net interest revenue:
Interest revenue	2,488	2,652	2,714
Interest expense	400	392	411
Net interest revenue	2,088	2,260	2,303
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	(5)	15	14
Losses from other-than-temporary impairment	(1)	(1)	(21)
Losses reclassified (from) to other comprehensive income	—	(10)	(2)
Gains (losses) related to investment securities, net	(6)	4	(9)
Total revenue	10,360	10,274	9,864
Provision for loan losses	12	10	6
Expenses:
Compensation and employee benefits	4,061	4,060	3,800
Information systems and communications	1,022	976	935
Transaction processing services	793	784	733
Occupancy	444	461	467
Acquisition and restructuring costs	25	133	104
Professional services	490	440	392
Amortization of other intangible assets	197	222	214
Other	1,018	751	547
Total expenses	8,050	7,827	7,192
Income before income tax expense	2,298	2,437	2,666
Income tax expense	318	415	616
Net income	$1,980	$2,022	$2,050
Net income available to common shareholders	$1,848	$1,958	$2,016
Earnings per common share:
Basic	$4.53	$4.62	$4.52
Diluted	4.47	4.53	4.43
Average common shares outstanding (in thousands):
Basic	407,856	424,223	446,245
Diluted	413,638	432,007	455,155
Cash dividends declared per common share	$1.32	$1.16	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
(In millions)
Net income	$1,980	$2,022	$2,050
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($101), ($94) and ($20), respectively	(735)	(889)	95
Net unrealized gains (losses) on available-for-sale securities, net of related taxes of ($195), ($269) and ($521), respectively	(331)	437	(826)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $5, ($15) and $56, respectively	12	(24)	86
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $8, $12 and $11, respectively	13	18	18
Net unrealized gains (losses) on cash flow hedges, net of related taxes of $24, $74 and $62, respectively	17	115	92
Net unrealized gains on retirement plans, net of related taxes of $51, ($50) and $71, respectively	89	(69)	80
Other comprehensive income (loss)	(935)	(412)	(455)
Total comprehensive income	$1,045	$1,610	$1,595

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31,
	2015	2014
(Dollars in millions, except per share amounts)
Assets:
Cash and due from banks	$1,207	$1,855
Interest-bearing deposits with banks	75,338	93,523
Securities purchased under resale agreements	3,404	2,390
Trading account assets	849	924
Investment securities available for sale	70,070	94,913
Investment securities held to maturity (fair value of $29,798 and $17,842)	29,952	17,723
Loans and leases (less allowance for losses of $46 and $38)	18,753	18,161
Premises and equipment (net of accumulated depreciation of $4,820 and $4,599)	1,894	1,937
Accrued interest and fees receivable	2,346	2,242
Goodwill	5,671	5,826
Other intangible assets	1,768	2,025
Other assets	33,940	32,600
Total assets	$245,192	$274,119
Liabilities:
Deposits:
Noninterest-bearing	$65,800	$70,490
Interest-bearing—U.S.	29,958	33,012
Interest-bearing—non-U.S.	95,869	105,538
Total deposits	191,627	209,040
Securities sold under repurchase agreements	4,499	8,925
Federal funds purchased	6	21
Other short-term borrowings	1,748	4,381
Accrued expenses and other liabilities	14,643	20,382
Long-term debt	11,534	10,042
Total liabilities	224,057	252,791
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,880,120 shares issued	504	504
Surplus	9,746	9,791
Retained earnings	16,049	14,737
Accumulated other comprehensive income (loss)	(1,442)	(507)
Treasury stock, at cost (104,227,647 and 88,684,969 shares)	(6,457)	(5,158)
Total shareholders’ equity	21,103	21,328
Non-controlling interest-equity	32	—
Total equity	21,135	21,328
Total liabilities and equity	$245,192	$274,119

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2012	$489	503,900	$504	$9,667	$11,707	$360	45,238	$(1,902)	$20,825
Net income					2,050				2,050
Other comprehensive loss						(455)			(455)
Accretion of issuance costs	2				(2)				—
Cash dividends declared:
Common stock - $1.04 per share					(463)				(463)
Preferred stock					(26)
Common stock acquired							31,237	(2,040)	(2,040)
Common stock awards and options exercised, including income tax benefit of $51		(17)		113			(6,709)	249	362
Other				(4)	(1)		(12)		(5)
Balance as of December 31, 2013	491	503,883	504	9,776	13,265	(95)	69,754	(3,693)	20,248
Net income					2,022				2,022
Other comprehensive loss						(412)			(412)
Preferred stock issued	1,470								1,470
Cash dividends declared:
Common stock - $1.16 per share					(490)				(490)
Preferred stock					(61)				(61)
Common stock acquired							23,749	(1,650)	(1,650)
Common stock awards and options exercised, including income tax benefit of $72		(3)		17			(4,805)	185	202
Other				(2)	1		(13)		(1)
Balance as of December 31, 2014	$1,961	503,880	504	9,791	14,737	(507)	88,685	(5,158)	21,328
Net income					1,980				1,980
Other comprehensive loss						(935)			(935)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $1.32 per share					(536)				(536)
Preferred stock					(130)				(130)
Common stock acquired							20,521	(1,520)	(1,520)
Common stock awards and options exercised, including income tax benefit of $70				(41)			(4,976)	221	180
Other				(4)	(2)		(2)		(6)
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103

The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
(In millions)
Operating Activities:
Net income	$1,980	$2,022	$2,050
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax (benefit) expense	(168)	60	128
Amortization of other intangible assets	197	222	214
Other non-cash adjustments for depreciation, amortization and accretion, net	596	477	461
Losses (gains) related to investment securities, net	6	(4)	9
Change in trading account assets, net	75	(81)	(206)
Change in accrued interest and fees receivable, net	(104)	(119)	(153)
Change in collateral deposits, net	(6,662)	(4,362)	(4,046)
Change in unrealized losses (gains) on foreign exchange derivatives, net	982	(2,042)	(128)
Change in other assets, net	1,164	3,612	(819)
Change in accrued expenses and other liabilities, net	(48)	(635)	133
Other, net	579	289	333
Net cash used in operating activities	(1,403)	(561)	(2,024)
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	18,185	(29,266)	(13,494)
Net (increase) decrease in securities purchased under resale agreements	(1,014)	3,840	(1,214)
Proceeds from sales of available for sale securities	12,309	9,766	10,261
Proceeds from maturities of available for sale securities	28,025	36,120	37,529
Purchases of available for sale securities	(25,397)	(43,146)	(39,097)
Proceeds from maturities of held to maturity securities	3,842	3,217	2,080
Purchases of held to maturity securities	(9,398)	(3,778)	(8,415)
Net increase in loans	(561)	(4,785)	(1,214)
Purchases of equity investments and other long-term assets	(366)	(182)	(272)
Purchases of premises and equipment, net	(703)	(427)	(388)
Other, net	73	149	139
Net cash provided by (used in) investing activities	24,995	(28,492)	(14,085)
Financing Activities:
Net (decrease) increase in time deposits	(9,878)	54,404	(14,507)
Net (decrease) increase in all other deposits	(7,535)	(27,632)	32,594
Net (decrease) increase in other short-term borrowings	(7,074)	1,575	(1,155)
Proceeds from issuance of long-term debt, net of issuance costs	2,983	994	2,485
Payments for long-term debt and obligations under capital leases	(1,155)	(788)	(134)
Proceeds from issuance of preferred stock	742	1,470	—
Proceeds from exercises of common stock options	4	14	121
Purchases of common stock	(1,520)	(1,650)	(2,040)
Excess tax benefit related to stock-based compensation	70	72	50
Repurchases of common stock for employee tax withholding	(222)	(232)	(189)
Payments for cash dividends	(655)	(539)	(486)
Net cash (used in) provided by financing activities	(24,240)	27,688	16,739
Net (decrease) increase	(648)	(1,365)	630
Cash and due from banks at beginning of period	1,855	3,220	2,590
Cash and due from banks at end of period	$1,207	$1,855	$3,220

Supplemental disclosure:
Interest paid	$385	$398	$416
Income taxes paid, net	211	358	406
        The accompanying notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Basis of Presentation:
The accounting and financial reporting policies of State Street Corporation conform to U.S. GAAP. State Street Corporation, the parent company, is a financial holding company headquartered in Boston, Massachusetts. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “State Street,” “we,” “us,” “our” or similar references mean State Street Corporation and its subsidiaries on a consolidated basis. Our principal banking subsidiary is State Street Bank.
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
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
Consolidation:
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
Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the application of certain of our significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue, and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates.
Foreign Currency Translation:
The assets and liabilities of our operations with functional currencies other than the U.S. dollar are translated at month-end exchange rates, and revenue and expenses are translated at rates that approximate average monthly exchange rates. Gains or losses from the translation of the net assets of subsidiaries with functional currencies other than the U.S. dollar, net of related taxes, are recorded in AOCI, a component of shareholders’ equity.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value	Note	2	Page	132
Investment Securities	Note	3	Page	143
Loans and Leases	Note	4	Page	152
Goodwill and Other Intangible Assets	Note	5	Page	156
Derivative Financial Instruments	Note	10	Page	162
Offsetting Arrangements	Note	11	Page	169
Contingencies	Note	13	Page	174
Variable Interest Entities	Note	14	Page	176
Regulatory Capital	Note	16	Page	180
Equity-Based Compensation	Note	18	Page	182
Income Taxes	Note	22	Page	186
Earnings Per Common Share	Note	23	Page	187
Recent Accounting Developments:
In January 2016, the FASB issued an amendment that changes the accounting for equity securities. Under the revised standard, all equity securities will be measured at fair value through earnings with certain exceptions, including investments accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on available-for-sale debt securities. The amendments are effective for State Street beginning January 1, 2018. We are currently assessing the potential impact of these amendments on our consolidated financial statements.
In September 2015 the FASB issued an amendment that requires an acquirer to recognize purchase price adjustments to provisional amounts in the reporting period in which the adjustments are determined, as opposed to being applied retrospectively at the acquisition date. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. We did not have any significant acquisitions in 2015 that could have a material impact on future consolidated financial statements. We will assess the amendment's impact in conjunction with new transactions, as applicable.
In July 2015, the FASB issued an update to delay the effective date of the new revenue standard by one year. The deferral relates to the FASB standard issued in May 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goods or services to customers. The standard permits the use of either retrospective or cumulative effect transition method. The deferral results in the new revenue standard being effective for State Street beginning on January 1, 2018. We are evaluating the effect on the consolidated financial statements and related disclosures.
In May 2015, the FASB issued an amendment that makes certain technical corrections to the FASB Accounting Standards Codification that affect a wide variety of topics to clarify the codification, correct unintended application of the guidance, or make minor improvements that are not expected to have a significant effect on current accounting practice. The amendments that require transition guidance are effective for State Street beginning on January 1, 2016 and all other amendments are effective immediately. Our adoption of this amendment will not have a material impact on our consolidated financial statements.
In May 2015, the FASB issued an amendment to U.S. GAAP which removes from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at NAV. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. The amendment is effective for State Street beginning on January 1, 2016 and is required to be applied retrospectively. The adoption of this amendment will have no impact on our consolidated financial statements.
In April 2015, the FASB issued an amendment to U.S. GAAP which will assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued an amendment to U.S. GAAP that requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our debt issuance costs that are currently classified as deferred credits have a balance of approximately $37 million as of December 31, 2015 and will be reclassified as contra liabilities upon adoption.
In August 2015, the FASB issued a related amendment to clarify that debt issuance costs relating to line of credit arrangements may still be presented as an asset, notwithstanding the April 2015 amendment that requires debt issuance costs relating to recognized debt liabilities to be recognized as contra liabilities. Our adoption of this amendment will not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued an amendment to U.S. GAAP that updates the consolidation model used to evaluate whether a legal entity is required to be consolidated. The amendment is effective for State Street beginning on January 1, 2016, and may be applied retrospectively or via a modified retrospective approach. The amendment eliminated the indefinite deferral of Accounting Standard Update 2010-10 “Amendments for Certain Investment Funds” for asset management funds with characteristics of an investment company and also eliminated the presumption that a general partner should consolidate a limited partnership. The amendment also changed the consolidation analysis for fee arrangements that meet certain requirements and for related party relationships. Certain money market funds are excluded from the scope of the amendment. Based on our assessment of the amendment, our adoption of this amendment will not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued an amendment to U.S. GAAP to remove the concept of "extraordinary items," which are defined as items that are unusual and infrequent in nature. The amendment, which allows for early adoption, is effective for State Street beginning on January 1, 2016. Our adoption of this amendment will not have a material effect on our consolidated financial statements.
Revisions of Previously-Issued Financial Statements:
During the fourth quarter of fiscal year 2015, we identified and corrected errors reported in prior periods and assessed the materiality of the errors. The errors arose from a review into the manner in which we invoiced certain expenses to certain of our asset servicing clients, primarily in the U.S., during an 18-year period going back to 1998. As a result of this review, we determined that we had incorrectly invoiced clients in the aggregate amount of approximately $240 million.
We determined that the errors were immaterial to each of the prior reporting periods affected, however we concluded that correcting the errors cumulatively in fiscal year 2015 would materially misstate our consolidated statement of income for the year ended December 31, 2015. Accordingly, our

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial results for all prior periods presented herein have been revised to correct the errors. Additionally, we have corrected for a previously disclosed an immaterial out-of-period adjustment that had been included in our 2013 tax expense and related to prior periods. The cumulative effect of the errors has been reflected in the beginning retained earnings balance as of January 1, 2013 in the amount of $44 million in the consolidated statement of changes in shareholders' equity. The table below shows the effect of the errors on our consolidated statement of income and our consolidated statement of condition for the periods presented.

	Year Ended December 31, 2014			Year Ended December 31, 2013
(In millions, except per share amounts)	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
Servicing fee revenue	$5,129	$(21)	$5,108	$4,819	$(20)	$4,799
Total revenue	10,295	(21)	10,274	9,884	(20)	9,864
Income before income tax expense	2,458	(21)	2,437	2,686	(20)	2,666
Income tax expense	421	(6)	415	550	66	616
Net income	2,037	(15)	2,022	2,136	(86)	2,050
Earnings per share:
Basic	$4.65	$(0.03)	$4.62	$4.71	$(0.19)	$4.52
Diluted	4.57	(0.04)	4.53	4.62	(0.19)	4.43

	December 31, 2014
(In millions, except per share amounts)	Previously Reported	Correction	Revised
Total assets	$274,119	$—	$274,119
Total liabilities	252,646	145	252,791
Retained earnings	14,882	(145)	14,737
Total equity	21,473	(145)	21,328
Total liabilities and shareholders' equity	274,119	—	274,119
Note 2.    Fair Value
Fair-Value Measurements:
We carry trading account assets, AFS investment securities and various types of derivative financial instruments at fair value in our consolidated statement of condition on a recurring basis. Changes in the fair values of these financial assets and liabilities are recorded either as components of our consolidated statement of income or as components of AOCI within shareholders' equity in our consolidated statement of condition.
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level

1) and the lowest priority to valuation methods using significant unobservable inputs (level 3). If the inputs used to measure a financial asset or liability cross different levels of the hierarchy, categorization is based on the lowest-level input that is significant to the fair-value measurement. Management's assessment of the significance of a particular input to the overall fair-value measurement of a financial asset or liability requires judgment, and considers factors specific to that asset or liability. The three levels of the valuation hierarchy are described below.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2015, 2014 and 2013.

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

Our level-3 financial assets and liabilities are similar in structure and profile to our level-1 and level-2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult. As of December 31, 2015, on a gross basis, we categorized in level 3 approximately 3% of our financial assets carried at fair value on a recurring basis. As of the same date and on the same basis, the percentage of our financial liabilities categorized in level 3 to our financial liabilities carried at fair value on a recurring basis was de minimis. The fair value of investment securities categorized in level 3 that was measured using non-binding quotes and internally-developed pricing-model inputs was approximately 98% and 2%, respectively, of the total fair value of our investment securities categorized in level 3 as of December 31, 2015.
The process used to measure the fair value of our level-3 financial assets and liabilities is overseen by a valuation group within Corporate Finance, separate from the business units that manage the assets and liabilities. This function, which develops and manages the valuation process, reports to State Street's Valuation Committee. The Valuation Committee comprises senior management from

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

separate business units, Enterprise Risk Management, a corporate risk oversight group, and Corporate Finance, and oversees adherence to State Street's valuation policies.
The valuation group performs validation of the pricing information obtained from third-party sources in order to evaluate reasonableness and consistency with market experience in similar asset classes. Monthly analyses include a review of price changes relative to overall trends, credit analysis and other relevant procedures (discussed below). In addition, prices for level-3 securities carried in our investment portfolio are tested on a sample basis based on unexpected pricing movements. These sample prices are then corroborated through price recalculations, when applicable, using available market information, which is obtained separately from third-party pricing sources. The recalculated prices are compared to market-research information pertaining to credit expectations, execution prices and the timing of cash flows, and where information is available, back-testing. If a difference is identified and it is determined that there is a significant impact requiring an adjustment, the adjustment is presented to the Valuation Committee for review and consideration.
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2015 or 2014.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2015
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$32	$—	$—		$32
Non-U.S. government securities	479	—	—		479
Other	10	328	—		338
Total trading account assets	521	328	—		849
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	5,206	512	—		5,718
Mortgage-backed securities	—	18,165	—		18,165
Asset-backed securities:
Student loans	—	6,987	189		7,176
Credit cards	—	1,341	—		1,341
Sub-prime	—	419	—		419
Other(2)	—	—	1,764		1,764
Total asset-backed securities	—	8,747	1,953		10,700
Non-U.S. debt securities:
Mortgage-backed securities	—	7,071	—		7,071
Asset-backed securities	—	3,093	174		3,267
Government securities	—	4,355	—		4,355
Other(3)	—	4,579	255		4,834
Total non-U.S. debt securities	—	19,098	429		19,527
State and political subdivisions	—	9,713	33		9,746
Collateralized mortgage obligations	—	2,948	39		2,987
Other U.S. debt securities	—	2,614	10		2,624
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	542	—		542
Non-U.S. money-market mutual funds	—	19	—		19
Total investment securities available for sale	5,206	62,400	2,464		70,070
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,311	5	$(6,562)	4,754
Interest-rate contracts	—	135	—	(115)	20
Other derivative contracts	—	5	—	(2)	3
Total derivative instruments	—	11,451	5	(6,679)	4,777
Other	2	—	—	—	2
Total assets carried at fair value	$5,729	$74,179	$2,469	$(6,679)	$75,698
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$5	$—	$—	$—	$5
Non-U.S. government securities	76	—	—	—	76
Other	5	13	—	—	18
Derivative instruments:
Foreign exchange contracts	—	10,863	5	(6,995)	3,873
Interest-rate contracts	—	182	—	(24)	158
Other derivative contracts	—	103	—	(2)	101
Total derivative instruments	—	11,148	5	(7,021)	4,132
Other	2	—	—	—	2
Total liabilities carried at fair value	$88	$11,161	$5	$(7,021)	$4,233

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $776 million and $1.12 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2015 the fair value of other asset-backed securities was primarily composed of $1.76 billion of collateralized loan obligations.
(3) As of December 31, 2015 the fair value of other non-U.S. debt securities was primarily composed of $3.18 billion of covered bonds and $613 million of corporate bonds.

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
AFS Investment securities:
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

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $983 million and $2.63 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to our level-3 financial assets and liabilities during the years ended December 31, 2015 and 2014, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2015 and 2014, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$259	$1	$(4)	$—	—	$(6)	$—	$(61)	$189
Other	3,780	53	(50)	—	(1,105)	(914)	—	—	1,764
Total asset-backed securities	4,039	54	(54)	—	(1,105)	(920)	—	(61)	1,953
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(140)	—
Asset-backed securities	295	2	(1)	249	—	(190)	4	(185)	174
Other	371	—	(1)	111	—	(39)	—	(187)	255
Total non-U.S. debt securities	666	2	(2)	403	—	(229)	101	(512)	429
State and political subdivisions	38	1	(3)	—	—	(3)	—	—	33
Collateralized mortgage obligations	614	(1)	(2)	294	(88)	(105)	—	(673)	39
Other U.S. debt securities	9	—	—	—	—	—	10	(9)	10
Total investment securities available for sale	5,366	56	(61)	697	(1,193)	(1,257)	111	(1,255)	2,464
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts	81	48	—	9	—	(133)	—	—	5	$(4)
Total derivative instruments	81	48	—	9	—	(133)	—	—	5	(4)
Total assets carried at fair value	$5,447	$104	$(61)	$706	$(1,193)	$(1,390)	$111	$(1,255)	$2,469	$(4)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of December 31, 2015(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$23	$12	$(104)	$5	$(7)
Other	9	—	—	(9)	—	—
Total derivative instruments	83	23	12	(113)	5	(7)
Total liabilities carried at fair value	$83	$23	$12	$(113)	$5	$(7)

(1) There were no transfers of liabilities into or out of level 3 during the year ended December 31, 2015.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Twelve Months Ended December 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2014	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2014
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available for sale:
U.S. Treasury and federal agencies, mortgage-backed securities	$716	$—	$—	$168	$—	$(14)	$—	$(870)	$—
Asset-backed securities:
Student loans	423	2	1	24	(75)	(37)	—	(79)	259
Credit cards	24	—	—	—	—	(24)	—	—	—
Other	4,532	65	(28)	282	—	(1,071)	—	—	3,780
Total asset-backed securities	4,979	67	(27)	306	(75)	(1,132)	—	(79)	4,039
Non-U.S. debt securities:
Mortgage-backed securities	375	—	—	—	—	—	—	(375)	—
Asset-backed securities	798	6	(1)	—	—	(272)	76	(312)	295
Other	464	—	1	55	(1)	(41)	85	(192)	371
Total non-U.S. debt securities	1,637	6	—	55	(1)	(313)	161	(879)	666
State and political subdivisions	43	1	(3)	—	—	(3)	—	—	38
Collateralized mortgage obligations	162	—	1	633	(6)	(32)	—	(144)	614
Other U.S. debt securities	8	—	1	—	—	—	—	—	9
Total investment securities available for sale	7,545	74	(28)	1,162	(82)	(1,494)	161	(1,972)	5,366
Other assets:
Derivative instruments:
Derivative instruments, Foreign exchange contracts(1)	19	36	—	36	—	(10)	—	—	81	$44
Total derivative instruments	19	36	—	36	—	(10)	—	—	81	44
Total assets carried at fair value	$7,564	$110	$(28)	$1,198	$(82)	$(1,504)	$161	$(1,972)	$5,447	$44

	Fair-Value Measurements Using Significant Unobservable Inputs
	Twelve Months Ended December 31, 2014
	Fair Value as of December 31, 2013	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of December 31, 2014(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of December 31, 2014
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts(2)	$17	$25	$39	$(7)	$74	$35
Other	9	—	—	—	9	—
Total derivative instruments	26	25	39	(7)	83	35
Total liabilities carried at fair value	$26	$25	$39	$(7)	$83	$35

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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the years indicated:

	Twelve Months Ended December 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue			Change in Unrealized Gains (Losses) Related to Financial instruments Held as of December 31,
(In millions)	2015	2014	2013	2015	2014	2013
Fee revenue:
Trading services	$25	$11	$63	$3	$9	$(1)
Total fee revenue	25	11	63	3	9	(1)
Net interest revenue	56	74	62	—	—	—
Total revenue	$81	$85	$125	$3	$9	$(1)
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2015	As of December 31, 2014	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2015	As of December 31, 2014
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$28	$59	Discounted cash flows	Credit spread	0.1%	0.2%
State and political subdivisions	33	38	Discounted cash flows	Credit spread	2.2	2.1
Derivative instruments, foreign exchange contracts	5	81	Option model	Volatility	9.3	9.1
Total	$66	$178
Liabilities:
Derivative instruments, foreign exchange contracts	$5	$74	Option model	Volatility	9.2	9.0
Derivative instruments, other(2)	—	9	Discounted cash flows	Participant redemptions	—	5.2
Total	$5	$83

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measure.
(2) Relates to stable value wrap contracts; refer to the sensitivity discussion following the tables presented below, and to Note 12.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

December 31, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$189	$189
Asset-backed securities, other	28	1,736	1,764
Non-U.S. debt securities, asset-backed securities	—	174	174
Non-U.S. debt securities, other	—	255	255
State and political subdivisions	33	—	33
Collateralized mortgage obligations	—	39	39
Other U.S. debt securities	—	10	10
Derivative instruments, foreign exchange contracts	5	—	5
Total	$66	$2,403	$2,469
Liabilities:
Derivative instruments, foreign exchange contracts	$5	$—	$5
Total	$5	$—	$5

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2014	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$259	$259
Asset-backed securities, other	59	3,721	3,780
Non-U.S. debt securities, asset-backed securities	—	295	295
Non-U.S. debt securities, other	—	371	371
State and political subdivisions	38	—	38
Collateralized mortgage obligations	—	614	614
Other U.S. debt securities	—	9	9
Derivative instruments, foreign exchange contracts	81	—	81
Total	$178	$5,269	$5,447
Liabilities:
Derivative instruments, foreign exchange contracts	$74	$—	$74
Derivative instruments, other	9	—	9
Total	$83	$—	$83

(1) Information with respect to these model-priced financial assets and liabilities is provided above in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.
We use internally-developed pricing models that incorporate discounted cash flow and option model techniques to measure the fair value of certain level-3 financial assets and liabilities. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

another), which may counteract or magnify the fair-value impact.
Fair Value Estimates:
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Disclosure of fair-value estimates is not required by U.S. GAAP for certain items, such as lease financing, equity-method investments, obligations for pension and other post-retirement plans, premises and equipment, other intangible assets and income-tax assets and liabilities. Accordingly, aggregate fair-value estimates presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of potential differences in methodologies and assumptions used to estimate fair values, our estimates of fair value should not be compared to those of other financial institutions.
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

			Fair-Value Hierarchy
December 31, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,207	$1,207	$1,207	$—	$—
Interest-bearing deposits with banks	75,338	75,338	—	75,338	—
Securities purchased under resale agreements	3,404	3,404	—	3,404	—
Investment securities held to maturity	29,952	29,798	—	29,798	—
Net loans (excluding leases)(1)	17,838	17,792	—	17,667	125
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,800	$65,800	$—	$65,800	$—
Interest-bearing - U.S.	29,958	29,958	—	29,958	—
Interest-bearing - non-U.S.	95,869	95,869	—	95,869	—
Securities sold under repurchase agreements	4,499	4,499	—	4,499	—
Federal funds purchased	6	6	—	6	—
Other short-term borrowings	1,748	1,748	—	1,748	—
Long-term debt	11,534	11,604	—	11,215	389

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2015.

			Fair-Value Hierarchy
December 31, 2014	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,855	$1,855	$1,855	$—	$—
Interest-bearing deposits with banks	93,523	93,523	—	93,523	—
Securities purchased under resale agreements	2,390	2,390	—	2,390	—
Investment securities held to maturity	17,723	17,842	—	17,842	—
Net loans (excluding leases)	17,158	17,131	—	16,964	167
Financial Liabilities:
Deposits:
Noninterest-bearing	$70,490	$70,490	$—	$70,490	$—
Interest-bearing - U.S.	33,012	33,012	—	33,012	—
Interest-bearing - non-U.S.	105,538	105,538	—	105,538	—
Securities sold under repurchase agreements	8,925	8,925	—	8,925	—
Federal funds purchased	21	21	—	21	—
Other short-term borrowings	4,381	4,381	—	4,381	—
Long-term debt	10,042	10,229	—	9,382	847

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Investment Securities
Investment securities held by us are classified as either trading, AFS, or HTM at the time of purchase and reassessed periodically, based on management’s intent.
Generally, trading assets are debt and equity securities purchased in connection with our trading activities and, as such, are expected to be sold in the near term. Our trading activities typically involve active and frequent buying and selling with the objective of generating profits on short-term movements. AFS investment securities are those securities that we intend to hold for an indefinite period of time. AFS investment securities include securities utilized as part of our asset-and-liability management activities that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. HTM securities are debt securities that management has the intent and the ability to hold to maturity.

Trading assets are carried at fair value. Both realized and unrealized gains and losses on trading assets are recorded in trading services revenue in our consolidated statement of income. Debt and marketable equity securities classified as AFS are carried at fair value, and after-tax net unrealized gains and losses are recorded in AOCI. Gains or losses realized on sales of AFS investment securities are computed using the specific identification method and are recorded in gains (losses) related to investment securities, net, in our consolidated statement of income. HTM investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,717	$6	$5	$5,718	$10,573	$83	$1	$10,655
Mortgage-backed securities	18,168	131	134	18,165	20,648	193	127	20,714
Asset-backed securities:
Student loans(1)	7,358	16	198	7,176	12,478	106	124	12,460
Credit cards	1,378	—	37	1,341	3,077	10	34	3,053
Sub-prime	448	2	31	419	1,005	2	56	951
Other(2)	1,724	43	3	1,764	4,055	100	10	4,145
Total asset-backed securities	10,908	61	269	10,700	20,615	218	224	20,609
Non-U.S. debt securities:
Mortgage-backed securities	7,010	72	11	7,071	9,442	168	4	9,606
Asset-backed securities	3,272	2	7	3,267	3,215	11	—	3,226
Government securities	4,348	7	—	4,355	3,899	10	—	3,909
Other(3)	4,817	29	12	4,834	5,383	52	7	5,428
Total non-U.S. debt securities	19,447	110	30	19,527	21,939	241	11	22,169
State and political subdivisions	9,402	371	27	9,746	10,532	325	37	10,820
Collateralized mortgage obligations	2,993	16	22	2,987	5,280	71	12	5,339
Other U.S. debt securities	2,611	31	18	2,624	4,033	88	12	4,109
U.S. equity securities	33	9	3	39	29	10	—	39
Non-U.S. equity securities	3	—	—	3	2	—	—	2
U.S. money-market mutual funds	542	—	—	542	449	—	—	449
Non-U.S. money-market mutual funds	19	—	—	19	8	—	—	8
Total	$69,843	$735	$508	$70,070	$94,108	$1,229	$424	$94,913
Held to maturity(4):
U.S. Treasury and federal agencies:
Direct obligations	$20,878	$2	$217	$20,663	$5,114	$—	$147	$4,967
Mortgage-backed securities	610	2	8	604	62	4	—	66
Asset-backed securities:
Student loans(1)	1,592	—	47	1,545	1,814	2	4	1,812
Credit cards	897	—	1	896	897	2	—	899
Other	366	2	1	367	577	3	1	579
Total asset-backed securities	2,855	2	49	2,808	3,288	7	5	3,290
Non-U.S. debt securities:
Mortgage-backed securities	2,202	109	26	2,285	3,787	177	22	3,942
Asset-backed securities	1,415	4	3	1,416	2,868	14	1	2,881
Government securities	239	—	1	238	154	—	—	154
Other	65	—	—	65	72	—	—	72
Total non-U.S. debt securities	3,921	113	30	4,004	6,881	191	23	7,049
State and political subdivisions	1	—	—	1	9	—	—	9
Collateralized mortgage obligations	1,687	60	29	1,718	2,369	107	15	2,461
Total	$29,952	$179	$333	$29,798	$17,723	$309	$190	$17,842

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2015 and 2014, the fair value of other ABS was primarily composed of $1.76 billion and $3.8 billion, respectively, of collateralized loan obligations and approximately zero and $315 million, respectively, of automobile loan securities.
(3) As of December 31, 2015 and December 31, 2014, the fair value of other non-U.S. debt securities was primarily composed of $3.18 billion and $3.3 billion of covered bonds and $613 million and $1.2 billion, as of December 31, 2015 and December 31, 2014, respectively, of corporate bonds.
(4) At amortized cost or fair value on the date of transfer from AFS.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate investment securities with carrying values of $34.18 billion and $44.02 billion as of December 31, 2015 and 2014, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the fourth quarter of 2015, $7.1 billion of U.S. Treasuries previously classified as AFS were transferred to HTM, reflecting our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $89 million within accumulated other comprehensive loss which will be accreted into interest income over the life of the transferred security.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,123	$4	$121	$1	$3,244	$5
Mortgage-backed securities	5,729	48	3,166	86	8,895	134
Asset-backed securities:
Student loans	2,841	54	3,217	144	6,058	198
Credit cards	838	7	490	30	1,328	37
Sub-prime	7	—	387	31	394	31
Other	720	3	43	—	763	3
Total asset-backed securities	4,406	64	4,137	205	8,543	269
Non-U.S. debt securities:
Mortgage-backed securities	1,457	7	437	4	1,894	11
Asset-backed securities	2,190	7	22	—	2,212	7
Government securities	1,691	—	—	—	1,691	—
Other	1,548	5	527	7	2,075	12
Total non-U.S. debt securities	6,886	19	986	11	7,872	30
State and political subdivisions	206	1	658	26	864	27
Collateralized mortgage obligations	1,511	14	217	8	1,728	22
Other U.S. debt securities	475	9	178	9	653	18
U.S. equity securities	—	—	5	3	5	3
Total	$22,336	$159	$9,468	$349	$31,804	$508
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$16,370	$120	$3,005	$97	$19,375	$217
Mortgage-backed	560	8	—	—	560	8
Asset-backed securities:
Student loans	896	25	615	22	1,511	47
Credit cards	636	1	—	—	636	1
Other	102	—	31	1	133	1
Total asset-backed securities	1,634	26	646	23	2,280	49
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	338	2	524	24	862	26
Asset-backed securities	1,015	3	69	—	1,084	3
Government securities	128	1	—	—	128	1
Other	—	—	43	—	43	—
Total non-U.S. debt securities	1,481	6	636	24	2,117	30
Collateralized mortgage obligations	634	9	537	20	1,171	29
Total	$20,679	$169	$4,824	$164	$25,503	$333

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$167	$1	$167	$1
Mortgage-backed securities	2,569	9	6,466	118	9,035	127
Asset-backed securities:
Student loans	1,473	15	5,025	109	6,498	124
Credit cards	344	1	1,270	33	1,614	34
Sub-prime	—	—	896	56	896	56
Other	547	1	791	9	1,338	10
Total asset-backed securities	2,364	17	7,982	207	10,346	224
Non-U.S. debt securities:
Mortgage-backed securities	1,350	2	170	2	1,520	4
Other	581	4	328	3	909	7
Total non-U.S. debt securities	1,931	6	498	5	2,429	11
State and political subdivisions	610	3	1,315	34	1,925	37
Collateralized mortgage obligations	731	2	311	10	1,042	12
Other U.S. debt securities	327	2	244	10	571	12
Total	$8,532	$39	$16,983	$385	$25,515	$424
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$76	$1	$4,891	$146	$4,967	$147
Asset-backed securities:
Student Loans	780	3	192	1	972	4
Other	124	1	—	—	124	1
Total asset-backed securities	904	4	192	1	1,096	5
Non-U.S. debt securities:
Mortgage-backed securities	507	3	590	19	1,097	22
Asset-backed securities	699	1	—	—	699	1
Total non-U.S. debt securities	1,206	4	590	19	1,796	23
Collateralized mortgage obligations	422	4	547	11	969	15
Total	$2,608	$13	$6,220	$177	$8,828	$190

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of debt investment securities by carrying amount as of December 31, 2015:

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,000	$3,223	$40	$455	$5,718
Mortgage-backed securities	78	2,501	3,858	11,728	18,165
Asset-backed securities:
Student loans	339	3,702	2,054	1,081	7,176
Credit cards	2	259	1,080	—	1,341
Sub-prime	1	5	3	410	419
Other	19	220	1,260	265	1,764
Total asset-backed securities	361	4,186	4,397	1,756	10,700
Non-U.S. debt securities:
Mortgage-backed securities	1,103	3,375	648	1,945	7,071
Asset-backed securities	485	2,394	220	168	3,267
Government securities	2,736	1,619	—	—	4,355
Other	1,410	2,886	538	—	4,834
Total non-U.S. debt securities	5,734	10,274	1,406	2,113	19,527
State and political subdivisions	542	2,450	5,001	1,753	9,746
Collateralized mortgage obligations	350	80	472	2,085	2,987
Other U.S. debt securities	948	1,500	142	34	2,624
Total	$10,013	$24,214	$15,316	$19,924	$69,467
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$11,348	$9,440	$90	$20,878
Mortgage-backed securities	1	12	—	597	610
Asset-backed securities:
Student loans	—	193	304	1,095	1,592
Credit cards	—	680	217	—	897
Other	60	227	76	3	366
Total asset-backed securities	60	1,100	597	1,098	2,855
Non-U.S. debt securities:
Mortgage-backed securities	435	507	95	1,165	2,202
Asset-backed securities	201	1,067	147	—	1,415
Government securities	129	110	—	—	239
Other	22	43	—	—	65
Total non-U.S. debt securities	787	1,727	242	1,165	3,921
State and political subdivisions	1	—	—	—	1
Collateralized mortgage obligations	251	142	489	805	1,687
Total	$1,100	$14,329	$10,768	$3,755	$29,952
The maturities of asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present gross realized gains and losses from sales of AFS investment securities, and the components of net impairment losses included in net gains and losses related to investment securities, for the years ended December 31:

(In millions)	2015	2014	2013
Gross realized gains from sales of AFS investment securities	$57	$64	$104
Gross realized losses from sales of AFS investment securities	(62)	(49)	(90)
Net impairment losses:
Gross losses from OTTI	(1)	(1)	(21)
Losses reclassified (from) to other comprehensive income	—	(10)	(2)
Net impairment losses(1)	(1)	(11)	(23)
Gains (losses) related to investment securities, net	$(6)	$4	$(9)
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$—	$(10)	$(11)
Impairment associated with management's intent to sell impaired securities prior to recovery in value	—	—	(6)
Impairment associated with adverse changes in timing of expected future cash flows	(1)	(1)	(6)
Net impairment losses	$(1)	$(11)	$(23)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Twelve Months Ended December 31,
(In millions)	2015	2014	2013
Balance, beginning of period	$115	$122	$124
Additions:
Losses for which OTTI was not previously recognized	1	—	14
Losses for which OTTI was previously recognized	—	11	9
Deductions:
Previously recognized losses related to securities sold or matured	(24)	(12)	(25)
Losses related to securities intended or required to be sold	—	(6)	—
Balance, end of period	$92	$115	$122
Interest revenue related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any nonrefundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.
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
Impairment:
We conduct periodic reviews of individual securities to assess whether OTTI exists. Impairment exists when the current fair value of an individual security is below its amortized cost basis. When the decline in the security's fair value is deemed to be other than temporary, the loss is recorded in our consolidated statement of income. In addition, for AFS and HTM debt securities, impairment is recorded in our consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value, or when management expects the present value of cash flows expected to be collected from the securities to be less than the amortized cost of the impaired security (a credit loss).
 Our review of impaired securities generally includes:

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	the identification and evaluation of securities that have indications of potential OTTI, such as issuer-specific concerns, including deteriorating financial condition or bankruptcy;

•	the analysis of expected future cash flows of securities, based on quantitative and qualitative factors;

•	the analysis of the collectability of those future cash flows, including information about past events, current conditions, and reasonable and supportable forecasts;

•	the analysis of the underlying collateral for mortgage- and asset-backed securities;

•
the analysis of individual impaired securities, including consideration of the length of time the security has been in an unrealized loss position, the anticipated recovery period, and the magnitude of the overall price decline;

•	evaluation of factors or triggers that could cause individual securities to be deemed OTTI and those that would not support OTTI; and

•	documentation of the results of these analyses.
Factors considered in determining whether impairment is other than temporary include:

•	certain macroeconomic drivers;

•	certain industry-specific drivers;

•	the length of time the security has been impaired;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market with respect to the issuer's securities, which may indicate adverse credit conditions; and

•	our intention not to sell, and the likelihood that we will not be required to sell, the security for a period of time sufficient to allow for its recovery in value.
Substantially all of our investment securities portfolio is composed of debt securities. A critical component of our assessment of OTTI of these debt securities is the identification of credit-impaired securities for which management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.
Debt securities that are not deemed to be credit-impaired are subject to additional management analysis to assess whether management intends to sell, or, more likely than not, would be required to sell, the security before the expected recovery of its amortized cost basis.
The following provides a description of our process for the identification and assessment of OTTI, as well as information about OTTI recorded in 2015 and 2014 and changes in period-end unrealized losses, for major security types as of December 31, 2015.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no OTTI on these securities in 2015, 2014 or 2013. The overall increase in the unrealized losses on these securities as of December 31, 2015 was primarily attributable to interest rate increases in 2015.
Asset-Backed Securities - Student Loans
Asset-backed securities collateralized by student loans are primarily composed of securities collateralized by FFELP loans. FFELP loans benefit from a federal government guarantee of at least 97% of defaulted principal and accrued interest, with additional credit support provided in the form of over-collateralization, subordination and excess spread, which collectively total in excess of 100%. Accordingly, the vast majority of FFELP loan-backed securities are protected from traditional consumer credit risk.
We recorded no OTTI on these securities in 2015, 2014 or 2013. The gross unrealized losses in our FFELP loan-backed securities portfolio as of December 31, 2015 were primarily attributable to the widening FFELP spreads during the year as some rating agencies are reviewing the FFELP market for bonds with cash flows that might extend past their legal final maturities.
Our assessment of OTTI of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.3 years as of December 31, 2015.
Our total exposure to private student loan-backed securities was less than $300 million as of December 31, 2015. Our assessment of OTTI of private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no OTTI on these securities in 2015, 2014 or 2013.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-U.S. Mortgage- and Asset-Backed Securities
Non-U.S. mortgage- and asset-backed securities are primarily composed of U.K., Australian and Dutch securities collateralized by residential mortgages and German securities collateralized by automobile loans and leases. Our assessment of impairment with respect to these securities considers the location of the underlying collateral, collateral enhancement and structural features, expected credit losses under base-case and stressed conditions and the macroeconomic outlook for the country in which the collateral is located, including housing prices and unemployment. Where appropriate, any potential loss after consideration of the above-referenced factors is further evaluated to determine whether any OTTI exists.
We recorded OTTI of $1 million, $1 million, and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively, on non-U.S. residential mortgage-backed securities in our consolidated statement of income associated with adverse changes in the timing of expected future cash flows from the securities.
In addition, in the year ended December 31, 2013, we recorded OTTI of $6 million on these securities in our consolidated statement of income associated with management's intent to sell the impaired security prior to its recovery in value.
Our assessment of OTTI of these securities takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 3% and 17% across these four countries. Our evaluation of OTTI in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential OTTI.
State and Political Subdivisions and Other U.S. Debt Securities
Our municipal securities portfolio primarily includes securities issued by U.S. states and their municipalities. A portion of this portfolio is held in connection with our tax-exempt investment program, more fully described in Note 14. Our portfolio of other U.S. debt securities is primarily composed of securities issued by U.S. corporations.
Our assessment of OTTI of these portfolios considers, among other factors, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer; the structure of the security, including collateral, if any, and payment schedule; rating agency changes to the security's credit rating; the volatility of the fair value changes; and our intent and ability to hold the security until its recovery in value.  If the impairment of the security is credit-related, we estimate the future cash flows from the security, tailored to the security and considering the above-described factors, and any resulting impairment deemed to be other-than-temporary is recorded in our consolidated statement of income.
We recorded no OTTI on these securities in 2015, 2014 or 2013. The decline in the unrealized losses on these securities as of December 31, 2015 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in 2015.
U.S. Non-Agency Residential Mortgage-Backed Securities
We assess OTTI of our portfolio of U.S. non-agency residential mortgage-backed securities using cash flow models, tailored for each security, that estimate the future cash flows from the underlying mortgages, using the security-specific collateral and transaction structure. Estimates of future cash flows are subject to management judgment. The future cash flows and performance of our portfolio of U.S. non-agency residential mortgage-backed securities are a function of a number of factors, including, but not limited to, the condition of the U.S. economy, the condition of the U.S. residential mortgage markets, and the level of loan defaults, prepayments and loss severities. Management's estimates of future losses for each security also consider the underwriting and historical performance of each specific security, the underlying collateral type, vintage, borrower profile, third-party guarantees, current levels of subordination, geography and other factors.
We recorded no OTTI on these securities in 2015, 2014 or 2013.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, OTTI is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. We recorded no OTTI on

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these securities in 2015. In 2014 and 2013 , we recorded $10 million and $11 million, respectively, of OTTI on these securities, all associated with expected credit losses.
The estimates, assumptions and other risk factors utilized in our assessment of impairment as described above are used by management to identify securities which are subject to further analysis of potential credit losses. Additional analyses are performed using more stressful assumptions to further evaluate the sensitivity of losses relative to the above-described factors. However, since the assumptions are based on the unique characteristics of each security, management uses a range of estimates for prepayment speeds, default, and loss severity forecasts that reflect the collateral profile of the securities within each asset class. In addition, in measuring expected credit losses, the individual characteristics of each security are examined to determine whether any additional factors would increase or mitigate the expected loss. Once losses are determined, the timing of the loss will also affect the ultimate OTTI, since the loss is ultimately subject to a discount commensurate with the purchase yield of the security.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding OTTI recorded in 2015, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $841 million related to 1,289 securities as of December 31, 2015 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
Loans are generally recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans have been initially recorded at fair value based on management’s expectation with respect to future principal and interest collection as of the date of acquisition. Acquired loans are held for investment, and as such their initial fair value is not adjusted subsequent to acquisition. Loans that are classified as held-for-sale are measured at lower of cost or fair value on an individual basis.
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
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	December 31, 2015	December 31, 2014
Institutional:
Investment funds:
U.S.	$11,136	$11,388
Non-U.S.	1,678	2,333
Commercial and financial:
U.S.	4,671	3,061
Non-U.S.	278	256
Purchased receivables:
U.S.	93	124
Non-U.S.	—	6
Lease financing:
U.S.	337	335
Non-U.S.	578	668
Total institutional	18,771	18,171
Commercial real estate:
U.S.	28	28
Total loans and leases	18,799	18,199
Allowance for loan losses	(46)	(38)
Loans and leases, net of allowance for loan losses	$18,753	$18,161

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net investment in leveraged lease financing, included in the institutional segment in the preceding table, were as follows as of December 31:

(In millions)	2015	2014
Net rental income receivable	$1,159	$1,284
Estimated residual values	89	89
Unearned income	(333)	(370)
Investment in leveraged lease financing	915	1,003
Less: related deferred income tax liabilities	(334)	(326)
Net investment in leveraged lease financing	$581	$677
We segregate our loans and leases into two segments: institutional and CRE. Within the institutional and CRE segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
The institutional segment is composed of the following classes: investment funds, commercial-and- financial, purchased receivables and lease financing. The investment funds class includes lending to mutual and other collective investment funds. The commercial-and-financial class includes lending to corporate borrowers, including broker/dealers, as well as purchased senior secured bank loans. These senior secured bank loans, which are more fully described below, are carried in connection with our participation in loan syndications in the non-investment-grade lending market. The purchased receivables class represents undivided interests in securitized pools of underlying third-party receivables added in connection with the commercial paper conduit consolidation in 2009. The lease financing class includes our investment in leveraged lease financing.
Short-duration advances to our clients included in the institutional segment were $2.62 billion and $3.54 billion as of December 31, 2015 and December 31, 2014, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $3.14 billion and $2.07 billion of senior secured bank loans as of December 31, 2015 and 2014, respectively. These senior secured bank loans are included in the “speculative” category in the credit-quality-indicator tables presented below. As of December 31, 2015 and December 31, 2014, our allowance for loan losses included approximately $35 million and $26 million, respectively, related to these loans.
The CRE segment comprises the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. The CRE loans, primarily collateralized by direct and indirect interests in commercial real estate, were recorded at their then-current fair value based on management’s expectations with respect to future cash flows from the loans using appropriate market discount rates as of the date of acquisition. These cash flow estimates are updated quarterly to reflect changes in management’s expectations, which consider market conditions and other factors.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional
December 31, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$12,415	$1,780	$93	$888	$28	$15,204
Speculative(2)	399	3,138	—	27	—	3,564
Special mention(3)	—	31	—	—	—	31
Total	$12,814	$4,949	$93	$915	$28	$18,799

	Institutional
December 31, 2014	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$13,304	$1,011	$130	$976	$—	$15,421
Speculative(2)	417	2,306	—	27	28	2,778
Total	$13,721	$3,317	$130	$1,003	$28	$18,199

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
In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and sources of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2015.

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	December 31, 2015			December 31, 2014
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases:
Collectively evaluated for impairment(1)	$18,771	$28	$18,799	$18,171	$28	$18,199
Total	$18,771	$28	$18,799	$18,171	$28	$18,199

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of December 31, 2015 and December 31, 2014, all of the allowance for loan losses of $46 million and $38 million, respectively, related to institutional loans collectively evaluated for impairment.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information related to our recorded investment in impaired loans and leases as of the dates indicated:

	December 31, 2015		December 31, 2014
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Recorded Investment	Unpaid Principal Balance(1)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$34
CRE—other—acquired credit-impaired	—	22	—	22
Total CRE	$—	$56	$—	$56

(1) As of December 31, 2015 and December 31, 2014, all of the allowance for loan losses of $46 million and $38 million, respectively, related to institutional and CRE loans collectively evaluated for impairment.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the years ended December 31, 2015 and 2014.
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
As of December 31, 2015 and December 31, 2014, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
(In millions)	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1)(2):
Beginning balance	$38	$28	$22
Provision for loan losses	12	10	6
Charge-offs	(4)	—	—
Ending balance	$46	$38	$28

(1) As of December 31, 2015, approximately $35 million of our allowance for loan losses was related to senior secured bank loans included in the institutional segment; the remaining $11 million was related to other commercial-and-financial loans in the institutional segment.
(2) There were no recoveries in any of the years ended December 31, 2015, 2014 or 2013.
The provision of $12 million and the charge-offs of $4 million recorded in the year ended December 31, 2015 were a result of exposure to certain senior secured bank loans to non-investment grade borrowers, which we purchased in connection with our participation in loan syndications in the non-investment-grade lending market.
The provision of $10 million recorded in the year ended December 31, 2014 and $6 million recorded in the year ended December 31, 2013 primarily resulted from our estimate of credit losses incurred on our portfolio of senior secured bank loans.
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

The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Years Ended December 31,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,793	$33	$5,826	$5,999	$37	$6,036
Foreign currency translation	(152)	(3)	(155)	(206)	(4)	(210)
Ending balance	$5,641	$30	$5,671	$5,793	$33	$5,826

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Years Ended December 31,
	2015			2014
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,998	$27	$2,025	$2,321	$39	$2,360
Acquisitions	16	—	16	—	—	—
Amortization	(187)	(10)	(197)	(213)	(9)	(222)
Foreign currency translation and other, net	(74)	(2)	(76)	(110)	(3)	(113)
Ending balance	$1,753	$15	$1,768	$1,998	$27	$2,025
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	Years Ended December 31,
	2015			2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,486	$(1,198)	$1,288	$2,569	$(1,088)	$1,481
Core deposits	667	(246)	421	688	(219)	469
Other	147	(88)	59	214	(139)	75
Total	$3,300	$(1,532)	$1,768	$3,471	$(1,446)	$2,025
Amortization expense related to other intangible assets was $197 million, $222 million and $214 million for the years ended December 31, 2015, 2014 and 2013, respectively. An impairment of approximately $9 million associated with intangible assets was included in amortization expense in 2014.
Expected future amortization expense for other intangible assets recorded as of December 31, 2015 is as follows:

Year Ending December 31, (In millions)
2016	$193
2017	186
2018	162
2019	148
2020	145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2015	December 31, 2014
Collateral deposits, net	$21,465	$18,134
Derivative instruments, net	4,777	7,934
Bank-owned life insurance	3,078	2,402
Investments in joint ventures and other unconsolidated entities	2,034	1,798
Accounts receivable	1,018	513
Receivable for securities settlement	311	218
Prepaid expenses	284	259
Deferred tax assets, net of valuation allowance(1)	182	214
Income taxes receivable	154	396
Deposits with clearing organizations	127	197
Other	510	535
Total	$33,940	$32,600

(1) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction. Gross deferred tax assets and liabilities are presented in Note 22.

Note 7. Deposits
As of December 31, 2015, we had $46.55 billion of time deposits outstanding, of which $127 million were non-U.S. and all of which are scheduled to mature in 2016. As of December 31, 2014, we had $56.42 billion of time deposits outstanding, of which $660 million were non-U.S. As of December 31, 2015 and 2014, substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in Note 14. State Street phased-out its commercial paper program prior to December 31, 2015 consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
Collectively, short-term borrowings had weighted-average interest rates of 0.05% and 0.04% for the years ended December 31, 2015 and 2014, respectively.

The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Balance as of December 31	$4,499	$8,925	$7,953	$6	$21	$19
Maximum outstanding as of any month-end	10,977	10,955	11,538	29	29	570
Average outstanding during the year	8,875	8,817	8,436	21	20	298
Weighted-average interest rate as of year-end	.020%	.005%	.003%	.03%	.01%	.13%
Weighted-average interest rate for the year	.01	.00	.01	.01	.00	.00

	Tax-Exempt Investment Program			Corporate Commercial Paper Program
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Balance as of December 31	$1,748	$1,870	$1,948	$—	$2,485	$1,819
Maximum outstanding as of any month-end	1,865	1,938	2,135	2,919	2,485	2,535
Average outstanding during the year	1,807	1,903	2,030	1,897	2,136	1,632
Weighted-average interest rate as of year-end	.03%	.06%	.09%	.00%	.16%	.14%
Weighted-average interest rate for the year	.06	.08	.13	.26	.17	.18

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of securities sold under repurchase agreements by underlying collateral as of December 31, 2015:

(In millions)
Collateralized by securities purchased under resale agreements	$202
Collateralized by investment securities	4,195
Collateralized by trading account assets	102
Total	$4,499
Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $4.28 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2015.
The following table presents information about these U.S. government securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2015. The table excludes repurchase agreements collateralized by securities purchased under resale agreements and collateralized by trading account assets.

	U.S. Government Securities Sold		Repurchase Agreements
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$4,348	$4,284	$4,195

We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $30.30 billion for 2015 and $28.82 billion for 2014.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.09 billion as of December 31, 2015, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2015 and 2014, there was no balance outstanding on this line of credit.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Long-Term Debt

As of December 31,	2015	2014
(In millions)
Statutory business trusts:
Floating-rate subordinated notes due to State Street Capital Trust IV in 2037	$800	$800
Floating-rate subordinated notes due to State Street Capital Trust I in 2028	155	155
Parent company and non-banking subsidiary issuances:
3.55% notes due 2025 (1)	1,307	—
2.55% notes due 2020(1)	1,199	—
3.70% notes due in 2023(1)	1,050	1,043
3.30% notes due 2024(1)	1,013	999
2.875% notes due 2016	1,001	1,005
3.10% subordinated notes due 2023(1)	997	983
4.375% notes due 2021(1)	740	730
4.956% junior subordinated debentures due 2018(1)	519	528
Floating-rate notes due 2020	500	—
1.35% notes due 2018(1)	496	492
5.375% notes due 2017(1)	449	450
Long-term capital leases	334	769
7.35% notes due 2026	150	150
State Street Bank issuances:
Floating-rate extendible notes due 2016	—	900
5.25% subordinated notes due 2018	424	433
5.30% subordinated notes due 2016	400	405
Floating-rate subordinated notes due 2015	—	200
Total long-term debt	$11,534	$10,042

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2015, the carrying value of long-term debt associated with these fair value hedges increased $105 million. As of December 31, 2014, the carrying value of long-term debt associated with these fair value hedges increased $76 million. Refer to Note 10 for additional information about fair value hedges.

We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.
As of December 31, 2015, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2015, $5 billion was available for issuance pursuant to this authority. As of December 31, 2015, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
In February 2015 State Street Bank called all $900 million of floating-rate extendible notes.

Statutory Business Trusts:
As of December 31, 2015, we had two statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2015 had collectively issued $955 million of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances are invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures are the sole assets of Capital Trusts I and IV. Each of the trusts is wholly-owned by us; however, in conformity with U.S. GAAP, we do not record the trusts in our consolidated financial statements.
Payments made by the trusts to holders of the capital securities are dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments has the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the capital securities. While the capital securities issued by the trusts are not recorded in our consolidated statement of condition, a portion of the junior subordinated debentures qualify for inclusion in tier 1 regulatory capital with the remainder qualifying for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in Note 16.
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
In August 2015, we issued $1.2 billion of 2.55% senior notes due August 18, 2020, $1.3 billion of 3.55% senior notes due August 18, 2025 and $500 million of floating-rate notes due August 18, 2020. Interest on the 2.55% and 3.55% senior notes is payable semi-annually in arrears on February 18 and August 18 of each year beginning February 18, 2016. Interest on the floating-rate notes is payable quarterly in arrears on February 18, May 18, August 18 and November 18 of each year beginning November 18, 2015.
Interest on the 3.30% senior notes is payable semi-annually in arrears on June 16 and December 16 of each year.
Interest on the 3.70% senior notes is payable semi-annually in arrears on May 20 and November 20 of each year.
Interest on the 3.10% subordinated notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.10% subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.
As of December 31, 2015 and 2014, long-term capital leases included $308 million and $336 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage. Long-term capital leases as of December 31 2014 also included $241 million, related to an office building in the U.K.; and $191 million, related to obligations associated with the completed construction of the Channel Center, a build-to-suit office building located in Boston, and other premises and equipment. During 2015, we entered into amended lease agreements for our Channel Center property located in Boston, MA and our Churchill Place property located in the U.K. As a result of such amendments, these properties no longer qualify as capital leases and are classified and accounted for as operating leases. Refer to Note 20 for additional information.
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
State Street Bank is required to make semi-annual interest payments on the outstanding principal balance of the 5.30% subordinated notes on January 15 and July 15 of each year, and the subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.

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
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. Our derivative positions include derivative contracts held by a consolidated sponsored investment fund (refer to Note 14). We record derivatives in our consolidated statement of condition at their fair value on a recurring basis.
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
Derivative financial instruments are also subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle a transaction in accordance with the underlying contractual terms. We manage credit and counterparty risk by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Collateral requirements are determined after a review of the creditworthiness of each counterparty, and these requirements are monitored and adjusted daily. Collateral is generally held in the form of cash or highly liquid U.S. government securities. We may be required to provide collateral to the counterparty in connection with our entry into derivative financial instruments. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2015 and 2014, we had recorded approximately $1.40 billion and $1.79 billion, respectively, of cash collateral received from counterparties and approximately $1.65 billion and $4.79 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of December 31, 2015 and 2014 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2015 and 2014 totaled approximately $1.05 billion and $2.54 billion, respectively, against which we provided $32 million and $105 million, respectively, of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features as of December 31, 2015 and 2014 was approximately $1.02 billion and $2.43 billion, respectively. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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
At both the inception of the hedge and on an ongoing basis, we formally assess and document the effectiveness of a derivative designated in a hedging relationship and the likelihood that the derivative will be an effective hedge in future periods. We discontinue hedge accounting prospectively when we determine that the derivative is no longer highly effective in offsetting changes in fair value or cash flows of the underlying risk being hedged, the derivative expires, terminates or is sold, or management discontinues the hedge designation.
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
We offer products that provide book-value protection primarily to plan participants in stable value funds managed by non-affiliated investment managers of post-retirement defined contribution benefit plans, particularly 401(k) plans. We account for the associated contingencies, more fully described in Note 12, individually as derivative financial instruments. These contracts are valued quarterly and unrealized losses, if any, are recorded in other expenses in our consolidated statement of income.
In 2014 and 2015, we granted deferred cash awards to certain of our employees as part of our employee incentive compensation plans. We account for these awards as derivative financial instruments, as the underlying referenced shares are not equity instruments of State Street. The fair value of these derivatives is referenced to the value of units in State Street-sponsored investment funds or funds sponsored by other unrelated entities. We re-measure these derivatives to fair value quarterly, and

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

record the change in value in compensation and employee benefits expenses in our consolidated statement of income.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk and foreign currency risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges.
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
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 5.4 years as of December 31, 2015, compared to 5.9 years as of December 31, 2014. These trusts are hedged with interest-rate swap contracts of similar maturity, repricing frequency and fixed-rate coupons. The interest-rate swap contracts convert the interest revenue from a fixed rate to a floating rate indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair value of the securities attributable to changes in the benchmark interest rate.
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
We have entered into foreign exchange swap contracts to hedge the change in fair value attributable to foreign exchange movements in our foreign currency denominated investment securities and deposits. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities and deposits attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities and deposits. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in net interest revenue.
Cash Flow Hedges
Derivatives categorized as cash flow hedges are utilized to offset the variability of cash flows to be received from or paid on a floating-rate asset or liability. Ineffectiveness of cash flow hedges is defined as the extent to which the changes in fair value of the derivative exceed the changes in the present value of the forecasted cash flows attributable to the forecasted transaction.
We have entered into foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in foreign

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the critical terms of the hedging instruments and the hedged securities are aligned.
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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$336	$645
Options and caps purchased	—	7
Options and caps written	—	7
Futures	2,621	3,939
Foreign exchange contracts:
Forward, swap and spot	1,274,277	1,231,344
Options purchased	403	2,767
Options written	404	2,404
Credit derivative contracts:
Credit swap agreements	141	191
Commodity and equity contracts:
Commodity(1)	113	26
Equity(1)	87	2
Other:
Stable value contracts	24,583	23,409
Deferred value awards(2)	320	210
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	9,398	6,077
Foreign exchange contracts:
Forward and swap	4,515	2,705

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 14.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following table presents the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

December 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$1,698
Long-term debt(2)	7,700
Total	$9,398

December 31, 2014(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$2,577
Long-term debt(2)	3,500
Total	$6,077

(1) As of December 31, 2015 and December 31, 2014 there were no interest-rate contracts designated as cash flow hedges.
(2) As of December 31, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $105 million. As of December 31, 2014, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $76 million.
Notional amounts of derivative financial instruments are not recorded in the consolidated statement of condition. They are provided here as an indication of the volume of our derivative activity and do not represent a measure of our potential gains or losses. The notional amounts are not required to be exchanged for most of our derivative contracts and they generally serve as a reference to calculate the fair values of the derivatives.
The following tables present the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2015		2014
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.57%	2.42%	3.44%	2.63%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in Note 2.

Derivative Assets(1)
	Fair Value
(In millions)	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,799	$14,626
Interest-rate contracts	2	15
Other derivative contracts	5	2
Total	$10,806	$14,643
Derivatives designated as hedging instruments:
Foreign exchange contracts	$517	$509
Interest-rate contracts	133	62
Total	$650	$571

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$10,795	$14,922
Other derivative contracts	103	70
Interest-rate contracts	2	16
Total	$10,900	$15,008
Derivatives designated as hedging instruments:
Interest-rate contracts	$180	$223
Foreign exchange contracts	73	3
Total	$253	$226

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2015	2014	2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$686	$612	$586
Interest-rate contracts	Trading services revenue	(2)	1	2
Credit derivative contracts	Trading services revenue	(1)	1	—
Credit derivative contracts	Processing fees and other revenue	—	(1)	1
Other derivative contracts	Trading services revenue	8	(2)	—
Total		$691	$611	$589

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2015	2014	2013
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$149	$106	14
Total		$149	$106	$14

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Years Ended December 31,					Years Ended December 31,
(In millions)		2015	2014	2013			2015	2014	2013
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(101)	$(92)	(183)	Investment securities	Processing fees and other revenue	$101	$92	$183
Foreign exchange contracts	Processing fees and other revenue	(241)	—	—	FX deposit	Processing fees and other revenue	241	—	—
Interest-rate contracts	Processing fees and other revenue	16	(44)	32	Available-for-sale securities	Processing fees and other revenue(1)	(17)	39	(30)
Interest-rate contracts	Processing fees and other revenue	61	150	(192)	Long-term debt	Processing fees and other revenue	(54)	(138)	175
Total		$(265)	$14	$(343)			$271	$(7)	$328

(1) Represents amounts reclassified out of or into OCI. For the year ended December 31, 2015, $12 million of unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI. For the years ended December 31, 2014 and 2013, $24 million and $86 million, respectively, of unrealized losses and gains, respectively, on AFS investment securities designated in fair value hedges were recognized in OCI.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
(In millions)	2015	2014	2013		2015	2014	2013		2015	2014	2013
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$(2)	$9	Net interest revenue	$(4)	$(4)	$(4)	Net interest revenue	$—	$3	$3
Foreign exchange contracts	55	126	153	Net interest revenue	—	—	—	Net interest revenue	10	6	6
Total	$55	$124	$162		$(4)	$(4)	$(4)		$10	$9	$9

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of December 31, 2015 and December 31, 2014, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $3.05 billion and $2.60 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $262 million and $125 million, respectively.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$11,316	$(5,896)	$5,420	$15,135	$(6,275)	$8,860
Interest-rate contracts	135	(5)	130	77	(21)	56
Equity derivative contracts	1	—	1	—	—	—
Other derivative contracts	4	(2)	2	2	(1)	1
Cash collateral netting	—	(776)	(776)	—	(983)	(983)
Total derivatives	$11,456	$(6,679)	$4,777	$15,214	$(7,280)	$7,934
Other financial instruments:
Resale agreements and securities borrowing(4)	$62,522	$(38,997)	$23,525	$47,488	$(29,157)	$18,331
Total derivatives and other financial instruments	$73,978	$(45,676)	$28,302	$62,702	$(36,437)	$26,265

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which are also carried at fair value. Refer to Note 1 and Note 2 for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $23,525 million as of December 31, 2015 were $3,404 million of resale agreements and $20,121 million of collateral provided related to securities borrowing. Included in the $18,331 million as of December 31, 2014 were $2,390 million of resale agreements and $15,941 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.

	December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Cash and Securities Received(1)	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received(1)	Net Amount(2)
Derivatives	$4,777	$—	$(405)	$4,372	$7,934	$—	$(1,490)	$6,444
Resale agreements and securities borrowing	23,525	(63)	(22,812)	650	18,331	(128)	(18,157)	46
Total	$28,302	$(63)	$(23,217)	$5,022	$26,265	$(128)	$(19,647)	$6,490

(1) Includes securities in connection with our securities borrowing transactions.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2015			December 31, 2014
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$10,868	$(5,896)	$4,972	$14,925	$(6,275)	$8,650
Interest-rate contracts	182	(5)	177	239	(20)	219
Other derivative contracts	103	(2)	101	70	(1)	69
Cash collateral netting	—	(1,118)	(1,118)	—	(2,630)	(2,630)
Total derivatives	$11,153	$(7,021)	$4,132	$15,234	$(8,926)	$6,308
Other financial instruments:
Repurchase agreements and securities lending(4)	$46,766	$(38,997)	$7,769	$44,562	$(29,157)	$15,405
Total derivatives and other financial instruments	$57,919	$(46,018)	$11,901	$59,796	$(38,083)	$21,713

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which are also carried at fair value. Refer to Note 1 and Note 2 for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $7,769 million as of December 31, 2015 were $4,499 million of repurchase agreements and $3,270 million of collateral received related to securities lending. Included in the $15,405 million as of December 31, 2014 were $8,925 million of repurchase agreements and $6,480 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.

	December 31, 2015				December 31, 2014
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Cash and Securities Provided(1)	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided(1)	Net Amount(2)
Derivatives	$4,132	$—	$(64)	$4,068	$6,308	$—	$(19)	$6,289
Repurchase agreements and securities lending	7,769	(63)	(5,287)	2,419	15,405	(128)	(13,872)	1,405
Total	$11,901	$(63)	$(5,351)	$6,487	$21,713	$(128)	$(13,891)	$7,694

(1) Includes securities provided in connection with our securities lending transactions.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
The securities transferred under resale and repurchase agreements typically are U.S. Treasury, agency and agency mortgage-backed securities. In our principal securities borrowing and lending arrangements, the securities transferred in exchange for the collateral are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes the Company with counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of December 31, 2015:

	Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$37,157	$5	$—	$37,162
Non-U.S. sovereign debt	—	97	—	97
Total	37,157	102	—	37,259
Securities lending transactions:
Corporate debt securities	1	—	—	1
Equity securities	8,502	—	1,002	9,504
Non-U.S. sovereign debt	2	—	—	2
Total	8,505	—	1,002	9,507
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,662	$102	$1,002	$46,766

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Commitments and Guarantees
Commitments:
We had unfunded off-balance sheet commitments to extend credit generally through lines of credit and short-duration advance facilities totaling $22.58 billion and $24.25 billion as of December 31, 2015 and December 31, 2014, respectively. The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral. As of December 31, 2015, approximately 76% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

(In millions)	December 31, 2015	December 31, 2014
Indemnified securities financing	$320,436	$349,766
Stable value protection	24,583	23,409
Asset purchase agreements	3,990	4,107
Standby letters of credit	4,700	4,720
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2015	December 31, 2014
Fair value of indemnified securities financing	$320,436	$349,766
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	335,420	364,411
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	63,055	85,309
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	67,016	90,819
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2015 and December 31, 2014, we had approximately $20.12 billion and $15.94 billion, respectively, of collateral provided and approximately $3.27 billion and $6.48 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 13.    Contingencies
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
As of December 31, 2015, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $612 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the years ended December 31:

(In millions)	Revenue from indirect foreign exchange trading
2008	$462
2009	369
2010	336
2011	331
2012	248
2013	285
2014	246
2015	$280
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
As of December 31, 2015, we have accrued a total of $565 million associated with our indirect foreign exchange business. This accrual reflects the current status of our ongoing efforts to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and U.S. civil litigants with regard to our indirect foreign exchange business. Although we believe this recorded legal accrual will address the financial demands associated with these claims, significant non-financial terms remain outstanding. In addition, there can be no assurance that other claims will not be asserted in the future. Consequently, there can be no assurance that we will enter into these settlements, that the cost of any settlements or other resolutions of any such matters will not materially exceed our accruals or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us. An adverse outcome with respect to one or more claims, whether or not currently asserted, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.
Transition Management
In January 2014, we entered into a settlement with the U.K. Financial Conduct Authority, or FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. As of December 31, 2015, we had remaining accruals of approximately $2.0 million for indemnification costs associated with this matter.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, State Street entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in its compliance programs with the requirements of the Bank Secrecy Act, anti-money laundering (AML) regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, State Street is required to, among other things, implement improvements to our compliance programs and to

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. If deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
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
The Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2012 and 2013. We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of December 31, 2015 for tax exposures.
Note 14.    Variable Interest Entities
We are involved, in the normal course of our business, with various types of special purpose entities, some of which meet the definition of VIEs. We are required by U.S. GAAP to consolidate a VIE when we are deemed to be the primary beneficiary. This determination is evaluated periodically as facts and circumstances change.
Asset-Backed Investment Securities:
We invest in various forms of asset-backed securities, which we carry in our investment securities portfolio. These asset-backed securities meet the U.S. GAAP definition of asset securitization entities, which are considered to be VIEs. We are not considered to be the primary beneficiary of these VIEs since we do not have control over their activities. Additional information about our asset-

backed securities is provided in Note 3.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of December 31, 2015 and 2014, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $2.10 billion and $2.27 billion, respectively, and other short-term borrowings of $1.75 billion and $1.87 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 5.4 years as of December 31, 2015, compared to approximately 5.9 years as of December 31, 2014.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.75 billion and $569 million, respectively, as of December 31, 2015, none of which was utilized as of that date. In the event that our obligations under these agreements are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition. In addition, neither creditors nor third-party investors in the trusts have any recourse to State Street’s general credit.
Interests in Sponsored Investment Funds:
In the normal course of business, we manage various types of sponsored investment funds through SSGA. The services we provide to these sponsored investment funds generate management fee revenue. From time to time, we may invest cash in the funds,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2015, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $321 million and $228 million, respectively. As of December 31, 2014, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $65 million and $13 million, respectively.
As of December 31, 2015, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $61 million and represented the value of our economic ownership interest in the fund. We expect any financial losses that we realize over time from these seed investments to be limited to the actual fair value of the amount invested in the consolidated fund, which is based on the fair value of the underlying investment securities held by the funds. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.

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
As of December 31, 2015 and 2014, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $75 million and $45 million as of December 31, 2015 and 2014, respectively, and represented the carrying value of our seed capital investment, which is recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Shareholders' Equity

Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding:

	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (in millions)	Redemption Date(1)
Preferred Stock:(2)
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020

(1) On the redemption date, or any dividend declaration date thereafter, the preferred stock and corresponding depositary shares may be redeemed by us, in whole or in part, at the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
(2) The preferred stock and corresponding depositary shares may be redeemed at our option in whole, but not in part, prior to the redemption date upon the occurrence of a regulatory capital treatment event, as defined in the certificate of designation, at a redemption price equal to the liquidation price per share and liquidation price per depositary share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicted:

	Years Ended December 31,
	2015			2014
	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,252	$1.32	$26
Series D	5,900	1.48	44	4,605	1.15	35
Series E	6,333	1.60	48	—	—	—
Series F	1,663	16.63	12	—	—	—
Total			$130			$61
In January 2016, we declared dividends on our Series C, D, E, and F preferred stock of approximately $1,313, $1,475, $1,500 and $2,625, respectively, per share, or approximately $0.33, $0.37, $0.38 and $26.5, respectively, per depositary share. These dividends total approximately $7 million, $11 million, $11 million and $20 million on our Series C, D, E, and F preferred stock, respectively, which will be paid in March 2016.
Common Stock:
In March 2015 our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016, (the 2015 Program). In March 2014, the Board approved the previous program (the 2014 Program) that authorized stock purchases through March 2015. The table below presents the activities under each program during the year ended December 31, 2015.

	Year Ended December 31, 2015
	Amount Authorized (in billions)	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)	Amount Remaining Under the Program (in millions)
2015 Program	$1.8	14.2	$73.72	$1,050	$780
2014 Program	1.7	6.3	74.88	470	—
Total		20.5	$74.07	$1,520

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2015		2014
Common Stock	$1.32	$536	$1.16	$490
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of December 31:

(In millions)	2015	2014	2013
Net unrealized gains on cash flow hedges	$293	$276	$161
Net unrealized gains (losses) on available-for-sale securities portfolio	9	273	(56)
Net unrealized gains (losses) related to reclassified available-for-sale securities	(28)	39	(72)
Net unrealized gains (losses) on available-for-sale securities	(19)	312	(128)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(109)	(121)	(97)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	1	4
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(16)	(29)	(47)
Net unrealized losses on retirement plans	(183)	(272)	(203)
Foreign currency translation	(1,394)	(660)	229
Total	$(1,442)	$(507)	$(95)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2013	$161	$(221)	$(14)	$(47)	$(203)	$229	$(95)
Other comprehensive income (loss) before reclassifications	112	422	—	17	—	(889)	(338)
Amounts reclassified into (out of) earnings	3	(9)	—	1	(69)	—	(74)
Other comprehensive income (loss)	115	413	—	18	(69)	(889)	(412)
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	20	(314)	—	15	1	(734)	(1,012)
Amounts reclassified into (out of) earnings	(3)	(6)	—	(2)	88	—	77
Other comprehensive income (loss)	17	(320)	—	13	89	(734)	(935)
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Twelve Months Ended December 31,
	2015	2014
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related tax benefit of $2 and $2, respectively	$(3)	$3	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related tax benefit of $1 and related taxes of ($6), respectively	(6)	(9)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(2)	1	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($51) and ($50), respectively	88	(69)	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$77	$(74)
Note 16.    Regulatory Capital
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
As required by the Dodd-Frank Act, State Street and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor" in the calculation and assessment of their regulatory capital adequacy by U.S. banking regulators. Beginning on January 1, 2015, we were required to calculate our risk-based capital ratios using both the advanced approaches and the standardized approach. As a result, from January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.

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
As of December 31, 2015, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of December 31, 2015, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2014(1)	Basel III Transitional Approach December 31, 2014(3)
Common shareholders' equity:
Common stock and related surplus			$10,250	$10,250	$10,295	$10,295	$10,938	$10,938	$10,867	$10,867
Retained earnings			16,049	16,049	14,737	14,737	10,655	10,655	9,270	9,270
Accumulated other comprehensive income (loss)			(1,422)	(1,422)	(642)	(642)	(1,230)	(1,230)	(536)	(536)
Treasury stock, at cost			(6,457)	(6,457)	(5,158)	(5,158)	—	—	—	—
Total			18,420	18,420	19,232	19,232	20,363	20,363	19,601	19,601
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(4)			(5,927)	(5,927)	(5,869)	(5,869)	(5,631)	(5,631)	(5,577)	(5,577)
Other adjustments			(60)	(60)	(36)	(36)	(85)	(85)	(128)	(128)
Common equity tier 1 capital			12,433	12,433	13,327	13,327	14,647	14,647	13,896	13,896
Preferred stock			2,703	2,703	1,961	1,961	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			237	237	475	475	—	—	—	—
Other adjustments			(109)	(109)	(145)	(145)	—	—	—	—
Tier 1 capital			15,264	15,264	15,618	15,618	14,647	14,647	13,896	13,896
Qualifying subordinated long-term debt			1,358	1,358	1,618	1,618	1,371	1,371	1,634	1,634
Trust preferred capital securities phased out of tier 1 capital			713	713	475	475	—	—	—	—
ALLL and other			12	66	—	—	8	66	—	—
Other adjustments			2	2	4	4	—	—	—	—
Total capital			$17,349	$17,403	$17,715	$17,715	$16,026	$16,084	$15,530	$15,530
Risk-weighted assets:
Credit risk			$51,733	$93,515	$66,874	$87,502	$47,677	$89,164	$59,836	$84,433
Operational risk			43,882	NA	35,866	NA	43,324	NA	35,449	NA
Market risk(5)			3,937	2,378	5,087	2,910	3,939	2,378	5,048	2,909
Total risk-weighted assets			$99,552	$95,893	$107,827	$90,412	$94,940	$91,542	$100,333	$87,342
Adjusted quarterly average assets			$221,880	$221,880	$247,740	$247,740	$217,358	$217,358	$243,549	$243,549
Capital Ratios:	Minimum Requirements(6) 2015	Minimum Requirements(7) 2014
Common equity tier 1 capital	4.5%	4.0%	12.5%	13.0%	12.4%	14.7%	15.4%	16.0%	13.8%	15.9%
Tier 1 capital	6.0	5.5	15.3	15.9	14.5	17.3	15.4	16.0	13.8	15.9
Total capital	8.0	8.0	17.4	18.1	16.4	19.6	16.9	17.6	15.5	17.8
Tier 1 leverage	4.0	4.0	6.9	6.9	6.3	6.3	6.7	6.7	5.7	5.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2015 and December 31, 2014 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2015 and December 31, 2014 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2015 was calculated in conformity with the Basel III final rule.
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
(4) Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of associated deferred tax liabilities, and 40% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2014 consisted of goodwill, net of deferred tax liabilities and 20% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2014.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Twelve Months Ended December 31,
(In millions)	2015	2014	2013
Interest revenue:
Deposits with banks	$208	$196	$125
Investment securities:
U.S. Treasury and federal agencies	735	672	707
State and political subdivisions	227	231	249
Other investments	934	1,241	1,331
Securities purchased under resale agreements	62	38	45
Loans and leases	311	266	253
Other interest-earning assets	11	8	4
Total interest revenue	2,488	2,652	2,714
Interest expense:
Deposits	97	99	93
Short-term borrowings	7	5	60
Long-term debt	250	245	232
Other interest-bearing liabilities	46	43	26
Total interest expense	400	392	411
Net interest revenue	$2,088	$2,260	$2,303
Note 18.     Equity-Based Compensation
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
As of December 31, 2015, a cumulative total of 60.9 million shares had been awarded under the 2006 Equity Incentive Plan, or 2006 Plan, compared with cumulative totals of 56.9 million shares and 52.4 million shares as of December 31, 2014 and 2013, respectively. The 2006 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under options awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for awards. As of December 31, 2015, 21.1 million shares had been awarded under the 2006 Plan but not delivered, and have become available for reissue. A total of 20.8 million shares is available for issuance under the 2006 Plan.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 Equity Incentive Plan, or 1997 Plan, and the 2006 Plan, collectively the Plans, generally vest over four years and expire no later than ten years from the date of grant. No common stock options or stock appreciation rights have been granted since 2009. For restricted stock awards granted under the Plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. As of December 31, 2015 there are no outstanding stock options or restricted stock awards.
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

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a material risk-taker made risk-based decisions that exposed State Street to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $319 million, $329 million and $355 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such expense for 2015, 2014 and 2013 excluded $10 million, $20 million and $3 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year.

The following table presents information about the Plans as of December 31, 2015, and related activity during the years indicated:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Stock Options and Stock Appreciation Rights:
Outstanding as of December 31, 2013	2,664	$68.45
Exercised	(801)	55.33
Forfeited or expired	(2)	52.78
Outstanding as of December 31, 2014	1,861	74.12
Exercised	(398)	62.63
Forfeited or expired	(257)	81.71
Outstanding and exercisable as of December 31, 2015 (1)	1,206	$76.29	1.6

(1) Consists of zero shares subject to stock options and 1,206 stock appreciation rights.
The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2015, 2014 and 2013 was $5 million, $14 million and $42 million, respectively. As of December 31, 2015, there was no unrecognized compensation cost related to stock options and stock appreciation rights.
The following tables present activity related to other common stock awards during the years indicated:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding as of December 31, 2013	1,245	$44.47
Vested	(1,211)	44.56
Forfeited	(3)	42.57
Outstanding as of December 31, 2014	31	41.27
Vested	(31)	41.22
Forfeited	—	—
Outstanding as of December 31, 2015	—	$—

The total fair value of restricted stock awards vested for the years ended December 31, 2015, 2014 and 2013, based on the weighted average grant date fair value in each respective year, was $1 million, $54 million, and $57 million, respectively. As of December 31, 2015, all awards had vested.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2013	15,094	$45.07
Granted	4,282	65.40
Vested	(6,730)	46.03
Forfeited	(215)	49.87
Outstanding as of December 31, 2014	12,431	51.47
Granted	3,461	72.98
Vested	(6,910)	49.17
Forfeited	(246)	59.22
Outstanding as of December 31, 2015	8,736	$61.59
The total fair value of deferred stock awards vested for the years ended December 31, 2015, 2014

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2013, based on the weighted average grant date fair value in each respective year, was $340 million, $310 million and $259 million, respectively. As of December 31, 2015, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $301 million, which is expected to be recognized over a weighted-average period of 2.4 years.

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2013	2,224	$43.24
Granted	437	64.56
Forfeited	(1)	53.16
Paid out	(1,033)	42.48
Outstanding as of December 31, 2014	1,627	49.46
Granted	400	72.24
Forfeited	(1)	41.02
Paid out	(861)	45.09
Outstanding as of December 31, 2015	1,165	$60.45
The total fair value of performance awards paid out for the years ended December 31, 2015, 2014 and 2013, based on the weighted average grant date fair value in each respective year, was $39 million, $44 million and $34 million, respectively. As of December 31, 2015, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
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

Note 19.    Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans:
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. State Street has agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee’s retirement. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care and insurance benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $46 million, $32 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.18 billion, $155 million and $30 million, respectively, as of December 31, 2015 and $1.26 billion, $168 million and $120 million, respectively, as of December 31, 2014. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were underfunded by $16 million and $50 million as of December 31, 2015 and 2014, respectively. The non-qualified supplemental retirement plans were underfunded by $155 million and $168 million as of December 31, 2015 and 2014,

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The other post-retirement benefit plans were underfunded by $30 million and $120 million as of December 31, 2015 and 2014, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans:
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $130 million for 2015, $147 million for 2014 and $134 million for 2013.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, and furniture and fixtures. Total depreciation expense for 2015, 2014 and 2013 was $443 million, $417 million and $401 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 127,000 square feet of the building. As of December 31, 2015 and 2014, an aggregate net book value of $231 million and $624 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt, in our consolidated statement of condition.

During 2015, we entered into amended lease agreements for our Channel Center property located in Boston, MA and our Churchill Place property located in the U.K. As a result of such amendments, these properties no longer qualify as capital leases and are classified and accounted for as operating leases.
Capital lease asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. For the years ended December 31, 2015, 2014 and 2013, interest expense related to these capital lease obligations, reflected in net interest revenue, was $32 million, $38 million and $40 million, respectively. As of December 31, 2015 and 2014, accumulated amortization of capital lease assets was $334 million and $426 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense. Both are recorded on a straight-line basis.
Total rental expense net of sublease revenue for the years ended December 31, 2015, 2014 and 2013 amounted to $190 million, $204 million and $224 million, respectively. Total rental expense was reduced by sublease revenue of $4 million in 2015, and $6 million in both 2014 and 2013.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2015. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $48 million for capital leases and $20 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2016	$58	$198	$256
2017	57	199	256
2018	53	163	216
2019	46	128	174
2020	45	114	159
Thereafter	125	498	623
Total minimum lease payments	384	$1,300	$1,684
Less amount representing interest payments	(98)
Present value of minimum lease payments	$286

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Expenses
The following table presents the components of other expenses for the years ended December 31:

(In millions)	2015	2014	2013
Litigation	$422	$173	$(17)
Insurance	126	80	80
Regulatory fees and assessments	115	74	72
Securities processing	79	68	52
Other	276	356	360
Total Other expenses	$1,018	$751	$547
Note 22.    Income Taxes
We use an asset-and-liability approach to account for income taxes. Our objective is to recognize the amount of taxes payable or refundable for the current year through charges or credits to the current tax provision, and to recognize deferred tax assets and liabilities for future tax consequences of temporary differences between amounts reported in our consolidated financial statements and their respective tax bases. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates. The effects of a tax position on our consolidated financial statements are recognized when we believe it is more likely than not that the position will be sustained. A valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
The following table presents the components of income tax expense for the years ended December 31:

(In millions)	2015	2014	2013
Current:
Federal	$52	$59	$193
State	92	39	47
Non-U.S.	342	257	248
Total current expense	486	355	488
Deferred:
Federal	(39)	38	95
State	40	10	31
Non-U.S.	(169)	12	2
Total deferred (benefit) expense	(168)	60	128
Total income tax expense	$318	$415	$616

In 2015 we recognized benefits associated with the reduction of an Italian deferred tax liability and the approval of a tax refund for prior years, partially offset by a change in New York tax law.
In 2014 we expanded our municipal securities portfolio, increased our investments in alternative energy projects and realized greater benefits from our non-U.S. operations.
The amount of income tax expense (benefit) related to net gains (losses) from sales of investment securities was $(3) million, $5 million and $6 million in 2015, 2014 and 2013, respectively. Pre-tax income attributable to our operations located outside the U.S. was approximately $1.30 billion, $1.33 billion and $1.25 billion for 2015, 2014 and 2013, respectively.
Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2015, we have chosen to indefinitely reinvest approximately $4.9 billion of earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation. As of December 31, 2015, if such earnings had been repatriated to the U.S., we would have provided for approximately $1.1 billion of additional income tax expense.
The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of December 31:

(In millions)	2015	2014
Deferred tax assets:
Unrealized losses on investment securities, net	$57	$—
Deferred compensation	167	168
Defined benefit pension plan	143	193
Restructuring charges and other reserves	363	237
Foreign currency translation	155	56
Real estate	20	9
Other	32	68
Total deferred tax assets	937	731
Valuation allowance for deferred tax assets	(27)	(54)
Deferred tax assets, net of valuation allowance	$910	$677
Deferred tax liabilities:
Unrealized gains on securities, net	$—	$5
Leveraged lease financing	334	326
Fixed and intangible assets	804	1,006
Non-U.S. earnings	265	167
Other	121	83
Total deferred tax liabilities	$1,524	$1,587

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2015 and 2014, we had deferred tax assets associated with tax credit carryforwards of $2 million in each year. The tax credit carryforwards do not expire. As of December 31, 2015 and 2014, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $26 million and $53 million, respectively, included in “other” in the table above. Of the total loss carryforwards of $26 million as of December 31, 2015, $19 million do not expire, and the remaining $7 million expire through 2034. The loss carryforwards have a valuation allowance of $22 million and $45 million for 2015 and 2014.
The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the years ended December 31:

	2015	2014	2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	4.2	1.5	1.6
Tax-exempt income	(5.6)	(5.1)	(3.7)
Tax credits	(9.4)	(6.8)	(3.6)
Foreign tax differential	(9.6)	(8.5)	(5.9)
Tax Refund	(2.8)	—	—
Litigation Expense	2.7	1.3	—
Other, net	(0.7)	(0.3)	(0.3)
Effective tax rate	13.8%	17.1%	23.1%
The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2015	2014
Beginning balance	$163	$158
Decrease related to agreements with tax authorities	(122)	(9)
Increase related to tax positions taken during current year	8	8
Increase related to tax positions taken during prior year	14	6
Ending balance	$63	$163
The amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and our effective tax rate was $55 million as of December 31, 2015. Unrecognized tax benefits do not include accrued interest of approximately $3 million and $9 million as of December 31, 2015 and 2014.
It is reasonably possible that the unrecognized tax benefits could decrease by up to $7 million within the next 12 months due to the resolution of an audit, which would not reduce our income tax expense and our effective tax rate. Management believes that we have sufficient accrued liabilities as of December 31, 2015 for tax exposures and related interest expense.
We recorded interest and penalties related to income taxes as a component of income tax expense. Income tax expense included related interest and penalties of approximately $5 million and $3 million for 2015 and 2014, respectively.
Note 23.    Earnings Per Common Share
Basic EPS is calculated pursuant to the “two-class” method, by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the total weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of common stock options and other equity-based awards. The effect of common stock options and other equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.
The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested restricted stock, unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the computation of basic and diluted earnings per common share for the years ended December 31:

(Dollars in millions, except per share amounts)	2015	2014	2013
Net income	$1,980	$2,022	$2,050
Less:
Preferred stock dividends	(130)	(61)	(26)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(3)	(8)
Net income available to common shareholders	$1,848	$1,958	$2,016
Average common shares outstanding (in thousands):
Basic average common shares	407,856	424,223	446,245
Effect of dilutive securities: common stock options and common stock awards	5,782	7,784	8,910
Diluted average common shares	413,638	432,007	455,155
Anti-dilutive securities(2)	661	1,498	1,855
Earnings per Common Share:
Basic	$4.53	$4.62	$4.52
Diluted(3)	4.47	4.53	4.43

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock, unvested and fully vested SERP shares and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
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
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers active and passive asset management strategies across equity, fixed-income and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs such as the SPDR® ETF brand.
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
Generally, approximately 75% of our consolidated total revenue (fee revenue from investment servicing and investment management, as well as trading services and securities finance activities) is generated by these two business lines. The remaining 25% is composed of processing fees and other revenue, net interest revenue, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
Revenue and expenses are directly charged or allocated to our lines of business through management information systems. Assets and liabilities are allocated according to policies that support management’s strategic and tactical goals. Capital is allocated based on the relative risks and capital requirements inherent in each business line, along with management judgment. Capital

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocations may not be representative of the capital that might be required if these lines of business were separate business entities.
The following is a summary of our line-of-business results for the periods indicated.
The “Other” column for the year ended December 31, 2015 included net costs $98 million composed of the following -

•	Net acquisition and restructuring costs of $25 million; and

•	Net severance costs associated with staffing realignment of $73 million.
The “Other” column for the year ended December 31, 2014 included net costs $219 million composed of the following -

•	Net acquisition and restructuring costs of $133 million;

•	Net severance costs associated with staffing realignment of $84 million; and

•	Net provisions for litigation exposure and other costs of $2 million.

The “Other” column for the year ended December 31, 2013 included net costs of $180 million composed of the following -

•	Net acquisition and restructuring costs of $104 million;

•	Net provisions for litigation exposure and other costs of $65 million; and

•	Net severance costs associated with staffing realignment of $11 million.
The amounts in the “Other” columns were not allocated to State Street's business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines-of-business in 2015.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
(Dollars in millions, except where otherwise noted)
Servicing fees	$5,153	$5,108	$4,799	$—	$—	$—	$—	$—	$—	$5,153	$5,108	$4,799
Management fees	—	—	—	1,174	1,207	1,106	—	—	—	1,174	1,207	1,106
Trading services	1,108	1,039	1,027	38	45	67	—	—	—	1,146	1,084	1,094
Securities finance	496	437	359	—	—	—	—	—	—	496	437	359
Processing fees and other	325	179	206	(16)	(5)	6	—	—	—	309	174	212
Total fee revenue	7,082	6,763	6,391	1,196	1,247	1,179	—	—	—	8,278	8,010	7,570
Net interest revenue	2,086	2,245	2,278	2	15	25	—	—	—	2,088	2,260	2,303
Gains (losses) related to investment securities, net	(6)	4	(9)	—	—	—	—	—	—	(6)	4	(9)
Total revenue	9,162	9,012	8,660	1,198	1,262	1,204	—	—	—	10,360	10,274	9,864
Provision for loan losses	12	10	6	—	—	—	—	—	—	12	10	6
Total expenses	6,990	6,648	6,190	962	960	822	98	219	180	8,050	7,827	7,192
Income before income tax expense	$2,160	$2,354	$2,464	$236	$302	$382	$(98)	$(219)	$(180)	$2,298	$2,437	$2,666
Pre-tax margin	24%	26%	28%	20%	24%	32%				22%	24%	27%

Average assets (in billions)	$246.6	$234.2	$203.2	$3.9	$3.9	$3.8				$250.5	$238.1	$207.0

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2015, management updated its processes for quantifying the financial results related to our non-U.S. activities. Results for the years ended December 31, 2014 and 2013 have not been revised to reflect the change due to a lack of comparable underlying data.
Non-U.S. revenue for the years ended December 31, 2015, 2014 and 2013 included $938 million, $1.02 billion and $903 million, respectively, in the U.K., primarily from our London operations.

The following table presents our U.S. and non-U.S. financial results for the years ended December 31:

	2015			2014			2013
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$4,428	$5,932	$10,360	$4,644	$5,630	$10,274	$4,299	$5,565	$9,864
Income before income taxes	1,193	1,105	2,298	1,343	1,094	2,437	1,169	1,497	2,666
Non-U.S. assets were $78.1 billion and $60.0 billion as of December 31, 2015 and 2014, respectively.
Note 26.    Parent Company Financial Statements
The following tables present the financial statements of the parent company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
STATEMENT OF INCOME - PARENT COMPANY

Years Ended December 31,	2015	2014	2013
(In millions)
Cash dividends from consolidated banking subsidiary	$585	$1,470	$1,694
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	171	138	250
Other, net	73	63	35
Total revenue	829	1,671	1,979
Interest expense	209	193	169
Other expenses	310	55	88
Total expenses	519	248	257
Income tax benefit	(186)	(83)	(84)
Income (loss) before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	496	1,506	1,806
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,384	360	151
Consolidated non-banking subsidiaries and unconsolidated entities	100	156	93
Net income	$1,980	$2,022	$2,050

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CONDITION - PARENT COMPANY

As of December 31,	2015	2014
(In millions)
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$5,735	$6,030
Trading account assets	308	279
Investment securities available for sale	35	35
Investments in subsidiaries:
Consolidated banking subsidiary	20,584	19,978
Consolidated non-banking subsidiaries	2,816	2,739
Unconsolidated entities	315	288
Notes and other receivables from:
Consolidated banking subsidiary	1,558	1,526
Consolidated non-banking subsidiaries and unconsolidated entities	275	331
Other assets	515	447
Total assets	$32,141	$31,653

Liabilities:
Commercial paper	$—	$2,485
Accrued expenses and other liabilities	643	514
Long-term debt	10,363	7,326
Total liabilities	11,006	10,325
Shareholders’ equity	21,135	21,328
Total liabilities and shareholders’ equity	$32,141	$31,653

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS - PARENT COMPANY

Years Ended December 31,	2015	2014	2013
(In millions)
Net cash provided by operating activities	$926	$1,767	$2,296
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	295	(1,610)	(620)
Investments in consolidated banking and non-banking subsidiaries	(7,959)	(1,142)	(1,100)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	7,891	1,011	32
Net cash provided by (used in) investing activities	227	(1,741)	(1,688)
Financing Activities:
Net increase (decrease) in commercial paper	(2,485)	667	(499)
Proceeds from issuance of long-term debt, net of issuance costs	2,983	994	2,485
Payments for long-term debt	—	(750)	—
Proceeds from issuance of preferred stock, net of issuance costs	742	1,470	—
Proceeds from exercises of common stock options	4	14	121
Purchases of common stock	(1,520)	(1,650)	(2,040)
Repurchases of common stock for employee tax withholding	(222)	(232)	(189)
Payments for cash dividends	(655)	(539)	(486)
Net cash used in financing activities	(1,153)	(26)	(608)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and net interest revenue for the years indicated.

Years Ended December 31,	2015			2014			2013
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$52,135	$136.26%		$45,158	$115.25%		$15,858	$40.25%
Interest-bearing deposits with non-U.S. banks	17,618	72.41		10,195	81.80		13,088	85.65
Securities purchased under resale agreements	3,233	62	1.92	4,077	38.94		5,766	45.77
Trading account assets	1,194	1.08		959	1.13		748	—	—
Investment securities:
U.S. Treasury and federal agencies(1)	40,056	735	1.84	32,481	672	2.07	33,003	707	2.14
State and political subdivisions(1)	10,481	399	3.81	10,619	404	3.81	8,637	391	4.53
Other investments	55,074	935	1.70	73,709	1,241	1.68	76,056	1,331	1.75
Loans	17,007	276	1.62	14,838	231	1.56	12,660	215	1.70
Lease financing(1)	941	35	3.74	1,074	35	3.26	1,121	38	3.43
Other interest-earning assets	22,717	10.04		15,944	7.05		11,164	4.04
Total interest-earning assets(1)	220,456	2,661	1.21	209,054	2,825	1.36	178,101	2,856	1.60
Cash and due from banks	2,460			4,139			3,747
Other assets	27,548			24,935			25,182
Total assets	$250,464			$238,128			$207,030
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$20,758	$44.21%		$7,254	$15.20%		$2,504	$6.23%
Savings	10,061	7.07		14,042	6.04		6,358	4.07
Non-U.S.	102,491	46.05		109,003	78.07		100,391	83.08
Total interest-bearing deposits	133,310	97.07		130,299	99.08		109,253	93.14
Securities sold under repurchase agreements	8,875	1.01		8,817	—	—	8,436	1.01
Federal funds purchased	21	—	—	20	—	—	298	—	—
Other short-term borrowings	3,826	6.15		4,177	5.12		3,785	59	1.57
Long-term debt	10,333	250	2.42	9,309	245	2.63	8,415	232	2.75
Other interest-bearing liabilities	6,471	46.71		7,351	43.59		6,457	26.40
Total interest-bearing liabilities	162,836	400.25		159,973	392.25		136,644	411.30
Noninterest-bearing deposits:
Special time	34,774			5,862			769
Demand	16,746			37,900			34,725
Non-U.S.(2)	155			279			800
Other liabilities(3)	14,626			12,935			13,683
Shareholders’ equity(3)	21,327			21,179			20,409
Total liabilities and shareholders’ equity(3)	$250,464			$238,128			$207,030
Net interest revenue		$2,261			$2,433			$2,445
Excess of rate earned over rate paid			.96%			1.11%			1.30%
Net interest margin(4)			1.03			1.16			1.37

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $173 million, $173 million and $142 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. noninterest-bearing deposits were $95 million, $180 million and $714 million as of December 31, 2015, 2014 and 2013, respectively.

(3)	Amounts for 2013 and 2014 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements.

(4)	Net interest margin is calculated by dividing fully taxable-equivalent net interest revenue by average total interest-earning assets.

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2015 Compared to 2014			2014 Compared to 2013
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with U.S. banks	$17	$4	$21	$73	$2	$75
Interest-bearing deposits with non-U.S. banks	59	(68)	(9)	(19)	15	(4)
Securities purchased under resale agreements	(8)	32	24	(13)	6	(7)
Trading account assets	—	—	—	—	1	1
Investment securities:
U.S. Treasury and federal agencies	157	(94)	63	(11)	(24)	(35)
State and political subdivisions	(5)	—	(5)	90	(77)	13
Other investments	(313)	7	(306)	(41)	(49)	(90)
Loans	34	11	45	37	(21)	16
Lease financing	(4)	4	—	(2)	(1)	(3)
Other interest-earning assets	3	—	3	2	1	3
Total interest-earning assets	(60)	(104)	(164)	116	(147)	(31)
Interest expense related to:
Deposits:
Time	27	2	29	11	(2)	9
Savings	(2)	3	1	5	(3)	2
Non-U.S.	(5)	(27)	(32)	7	(12)	(5)
Securities sold under repurchase agreements	—	1	1	—	(1)	(1)
Federal funds purchased	—	—	—	—	—	—
Other short-term borrowings	—	1	1	6	(60)	(54)
Long-term debt	27	(22)	5	25	(12)	13
Other interest-bearing liabilities	(5)	8	3	4	13	17
Total interest-bearing liabilities	42	(34)	8	58	(77)	(19)
Net interest revenue	$(102)	$(70)	$(172)	$58	$(70)	$(12)

Quarterly Summarized Financial Information (Unaudited)

	2015 Quarters				2014 Quarters
(Dollars and shares in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue(1)	$2,044	$2,103	$2,076	$2,055	$2,051	$2,006	$2,034	$1,919
Interest revenue	603	614	629	642	676	671	650	655
Interest expense	109	101	94	96	102	101	89	100
Net interest revenue	494	513	535	546	574	570	561	555
Gains (losses) related to investment securities, net	—	(2)	(3)	(1)	—	—	(2)	6
Total revenue(1)	2,538	2,614	2,608	2,600	2,625	2,576	2,593	2,480
Provision for loan losses	1	5	2	4	4	2	2	2
Total expenses	1,857	1,962	2,134	2,097	2,057	1,892	1,850	2,028
Income before income tax expense(1)	680	647	472	499	564	682	741	450
Income tax expense(1)	103	67	54	94	76	126	122	91
Net income (loss) from minority interest	(1)	1	—	—	—	—	—	—
Net income(1)	$576	$581	$418	$405	$488	$556	$619	$359
Net income available to common shareholders(1)	$547	$539	$389	$373	$469	$538	$599	$352
Earnings per common share(1)(2):
Basic	$1.36	$1.33	$.95	$.90	$1.13	$1.28	$1.40	$.82
Diluted	1.34	1.31	.93	.89	1.11	1.25	1.38	.80
Average common shares outstanding:
Basic	402	407	411	412	417	422	428	431
Diluted	407	412	417	419	424	430	435	439
Dividends per common share	$.34	$.34	$.34	$.30	$.30	$.30	$.30	$.26
Common stock price:
High	$75.40	$81.26	$81.20	$79.31	$80.92	$76.78	$70.20	$76.24
Low	63.97	65.76	72.56	70.50	64.21	66.42	62.67	64.21
Closing	66.36	67.21	77.00	73.53	78.50	73.61	67.26	69.55

(1)
Amounts for all quarters of 2014 and the first three quarters of 2015 reflect adjustments related to certain expenses billed to our asset servicing clients as more fully described in Note 1 to the consolidated financial statements. See "Reconciliation of Previously Reported and Revised FInancial Information" on the following pages.

(2)	Basic and diluted earnings per common share for full-year 2015 and 2014 do not equal the sum of the four quarters for the year.

RECONCILIATION OF PREVIOUSLY REPORTED AND REVISED FINANCIAL INFORMATION

The following reconciliations for Q1 through Q3 of 2015 and all quarters for 2014 reflect adjustments related to certain expenses billed to certain of our asset servicing clients as more fully described in Note 1 to the consolidated financial statements.

	1Q15			2Q15			3Q15
(Dollars in millions, except per share amounts or where otherwise noted)	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Consolidated Results of Operations
Fee revenue:
Servicing fees	$1,273	$(5)	$1,268	$1,325	$(6)	$1,319	$1,294	$(5)	$1,289
Total fee revenue	2,060	(5)	2,055	2,082	(6)	2,076	2,108	(5)	2,103
Total revenue	2,605	(5)	2,600	2,614	(6)	2,608	2,619	(5)	2,614
Income before income tax expense	504	(5)	499	478	(6)	472	652	(5)	647
Income tax expense	95	(1)	94	56	(2)	54	68	(1)	67
Net income	409	(4)	405	422	(4)	418	585	(4)	581
Net income available to common shareholders	377	(4)	373	393	(4)	389	543	(4)	539
Consolidated Statement of Condition
Liabilities:
Accrued expenses and other liabilities	23,610	149	23,759	17,646	153	17,799	15,804	157	15,961
Total liabilities	258,657	149	258,806	273,071	153	273,224	225,742	157	225,899
Shareholders' Equity:
Retained earnings	15,135	(149)	14,986	15,390	(153)	15,237	15,795	(157)	15,638
Total shareholders' equity	20,819	(149)	20,670	21,500	(153)	21,347	21,500	(157)	21,343
Non-controlling interest-equity	—	—	—	—	—	—	32	—	32
Total equity	20,819	(149)	20,670	21,500	(153)	21,347	21,532	(157)	21,375
Total liabilities and equity	$279,476	$—	$279,476	$294,571	$—	$294,571	$247,274	$—	$247,274
Ratios:
Diluted earnings per common share	$0.90	$(0.01)	$0.89	$0.94	$(0.01)	$0.93	$1.32	$(0.01)	$1.31
Return on average common equity	7.9%	—%	7.9%	8.3%	(0.1)%	8.2%	11.3%	—%	11.3%
Pre-tax operating margin	19.3	(0.1)	19.2	18.3	(0.2)	18.1	24.9	(0.1)	24.8
After-tax margin	15.7	(0.1)	15.6	16.2	(0.2)	16.0	22.3	(0.1)	22.2
Common equity tier 1 risk-based capital[1]	12.2	(0.2)	12.0	12.2	(0.2)	12.0	12.1	(0.1)	12.0
Tier 1 risk-based capital[1]	14.2	(0.2)	14.0	14.9	(0.2)	14.7	14.9	(0.2)	14.7
Total risk-based capital[1]	16.3	(0.2)	16.1	16.9	(0.1)	16.8	16.9	(0.1)	16.8
Tier 1 leverage[1]	5.8	—	5.8	6.0	—	6.0	6.3	—	6.3
Tangible common equity	6.0	—	6.0	6.6	(0.1)	6.5	6.6	—	6.6
Internal capital generation rate	5.3	—	5.3	5.3	—	5.3	8.5	(0.2)	8.3
Common dividend payout ratio	32.8	0.3	33.1	35.3	0.3	35.6	25.3	0.2	25.5

(1) CET1, tier 1 capital, total capital and tier 1 leverage ratios as of June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule.

RECONCILIATION OF PREVIOUSLY REPORTED AND REVISED FINANCIAL INFORMATION (Continued)

The following reconciliations for Q1 through Q3 of 2015 and all quarters for 2014 reflect adjustments related to certain expenses billed to certain of our asset servicing clients as more fully described in Note 1 to the consolidated financial statements.

	1Q14			2Q14			3Q14			4Q14
(Dollars in millions, except per share amounts or where otherwise noted)	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised

Consolidated Results of Operations
Fee revenue:
Servicing fees	$1,238	$(5)	$1,233	$1,288	$(5)	$1,283	$1,302	$(6)	$1,296	$1,301	$(5)	$1,296
Total fee revenue	1,924	(5)	1,919	2,039	(5)	2,034	2,012	(6)	2,006	2,056	(5)	2,051
Total revenue	2,485	(5)	2,480	2,598	(5)	2,593	2,582	(6)	2,576	2,630	(5)	2,625
Income before income tax expense	455	(5)	450	746	(5)	741	688	(6)	682	569	(5)	564
Income tax expense	92	(1)	91	124	(2)	122	128	(2)	126	77	(1)	76
Net income	363	(4)	359	622	(3)	619	560	(4)	556	492	(4)	488
Net income available to common shareholders	356	(4)	352	602	(3)	599	542	(4)	538	473	(4)	469
Consolidated Statement of Condition
Liabilities:
Accrued expenses and other liabilities	18,457	134	18,591	19,249	138	19,387	22,956	141	23,097	20,237	145	20,382
Total liabilities	235,390	134	235,524	260,624	138	260,762	253,649	141	253,790	252,646	145	252,791
Shareholders' Equity:
Retained earnings	13,639	(134)	13,505	14,114	(138)	13,976	14,531	(141)	14,390	14,882	(145)	14,737
Total shareholders' equity	21,273	(134)	21,139	21,700	(138)	21,562	21,156	(141)	21,015	21,473	(145)	21,328
Total equity	21,273	(134)	21,139	21,700	(138)	21,562	21,156	(141)	21,015	21,473	(145)	21,328
Total liabilities and equity	$256,663	$—	$256,663	$282,324	$—	$282,324	$274,805	$—	$274,805	$274,119	$—	$274,119
Ratios:
Diluted earnings per common share	$0.81	$(0.01)	$0.80	$1.38	$—	$1.38	$1.26	$(0.01)	$1.25	$1.12	$(0.01)	$1.11
Return on average common equity	7.2%	—%	7.2%	11.9%	—%	11.9%	10.6%	—%	10.6%	9.4%	—%	9.4%
Pre-tax operating margin	18.3	(0.2)	18.1	28.7	(0.1)	28.6	26.6	(0.1)	26.5	21.6	(0.1)	21.5
After-tax margin	14.6	(0.1)	14.5	23.9	—	23.9	21.7	(0.1)	21.6	18.7	(0.1)	18.6
Common equity tier 1 risk-based capital1	NA	NA	NA	12.8	(0.2)	12.6	12.8	(0.2)	12.6	12.5	(0.1)	12.4
Tier 1 risk-based capital1	NA	NA	NA	14.1	(0.1)	14.0	14.2	(0.2)	14.0	14.6	(0.1)	14.5
Total risk-based capital1	NA	NA	NA	16.1	(0.1)	16.0	16.2	(0.1)	16.1	16.6	(0.2)	16.4
Tier 1 leverage1	NA	NA	NA	6.9	(0.1)	6.8	6.4	(0.1)	6.3	6.4	(0.1)	6.3
Tangible common equity	N/A	N/A	N/A	7.0	(0.1)	6.9	6.6	(0.1)	6.5	6.8	(0.1)	6.7
Internal capital generation rate	5.0	(0.1)	4.9	9.4	—	9.4	8.2	(0.1)	8.1	6.9	—	6.9
Common dividend payout ratio	31.5	0.3	31.8	21.2	0.1	21.3	23.3	0.1	23.4	26.3	0.2	26.5

(1) CET1, tier 1 capital, total capital and tier 1 leverage ratios as of June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended December 31, 2015, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2015.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2015, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

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
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2015. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2015, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
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

We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). State Street Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 19, 2016

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, referred to as the 2016 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2016 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11.    EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2016 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2015. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	11,107	(2)	$76.29	20,768
Equity compensation plans not approved by shareholders	24	(3)		—
Total	11,131			20,768

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 8,736 shares subject to deferred stock awards, zero shares subject to stock options, 1,206 stock appreciation rights and 1,165 shares subject to performance awards (assuming payout at 100% for all awards regarding which performance is uncertain).
(3) Consists of shares subject to deferred stock awards.
Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting or date of grant, if different. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board.  The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 216,948 shares of common stock were outstanding as of December 31, 2015; awards made through June 30, 2003, totaling 23,606 shares outstanding as of December 31, 2015, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2016 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2016 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

PART IV. OTHER INFORMATION
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Condition - As of December 31, 2015 and 2014
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2015, 2014 and
2013
Consolidated Statement of Cash Flows - Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 19, 2016, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ MICHAEL W. BELL
MICHAEL W. BELL,
Executive Vice President and Chief Financial Officer

By	/s/ SEAN P. NEWTH
SEAN P. NEWTH
Senior Vice President, Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2016 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ JOSEPH L. HOOLEY	/s/ MICHAEL W. BELL
JOSEPH L. HOOLEY,	MICHAEL W. BELL,
Chairman and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer

/s/ SEAN P. NEWTH
SEAN P. NEWTH
Senior Vice President, Chief Accounting Officer and Controller

DIRECTORS:

/s/ JOSEPH L. HOOLEY
JOSEPH L. HOOLEY

/s/ KENNETT F. BURNES	/s/ LINDA A. HILL
KENNETT F. BURNES	LINDA A. HILL

/s/ PATRICK de SAINT-AIGNAN	/s/ RICHARD P. SERGEL
PATRICK de SAINT-AIGNAN	RICHARD P. SERGEL

/s/ Lynn A. Dugle	/s/ RONALD L. SKATES
LYNN A. DUGLE	RONALD L. SKATES

/s/ AMELIA C. FAWCETT	/s/ GREGORY L. SUMME
AMELIA C. FAWCETT	GREGORY L. SUMME

/s/ WILLIAM C. FREDA	/s/ THOMAS J. WILSON
WILLIAM C. FREDA	THOMAS J. WILSON

EXHIBIT INDEX

3.1
Restated Articles of Organization, as amended (filed as Exhibit 3.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2015 and filed with the SEC on August 7, 2015 and incorporated herein by reference)

3.2	By-Laws, as amended (filed as Exhibit 3.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed on October 20, 2015 and incorporated herein by reference)

4.1
The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A (File No. 001-07511), as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

4.2
Deposit Agreement, dated August 21, 2012, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on August 21, 2012 and incorporated herein by reference)

4.3
Deposit Agreement, dated March 4, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 4, 2014 filed with the SEC on March 4, 2014 and incorporated herein by reference)

4.4
Deposit Agreement, dated November 25, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated November 25, 2014 filed with the SEC on November 25, 2014 and incorporated herein by reference)

4.5
Deposit Agreement dated May 21, 2015, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1) to State Street's Current Report on Form 8-K (File No. 001-7511) dated May 21, 2015 filed with the SEC on May 21, 2015 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

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

10.3†
Supplemental Cash Incentive Plan, as amended, and form of award and agreement thereunder (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 filed with the SEC on February 21, 2015 and incorporated herein by reference)

10.4†
Form of Amended and Restated Employment Agreement entered into with each of Joseph L. Hooley, James S. Phalen and Michael Rogers (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.5†
Employment Agreement entered into with Michael W. Bell dated June 17, 2013 (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.6†
State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†
State Street’s 1997 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.6 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.8†
State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 and filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.9†	Terms of Employment for Jeffrey N. Carp dated November 11, 2005, as amended

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

10.13†	Description of compensation arrangements for non-employee directors

10.14	[Reserved]

10.15	[Reserved]

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2015, 2014 and 2013, (ii) consolidated statement of comprehensive income for the years ended December 31, 2015, 2014 and 2013, (iii) consolidated statement of condition as of December 31, 2015 and December 31, 2014, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2015, 2014 and 2013, (v) consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013, and (vi) notes to consolidated financial statements.