Form 10-Q
period 2016-03-31
STATE STREET CORP
filed 2016-05-06
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2016 was 395,940,301.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2016

ACRONYMS

2015 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2015	FRBB	Federal Reserve Bank of Boston
ABS	Asset-backed securities	FSB	Financial Stability Board
AFS	Available-for-sale	FX	Foreign exchange
ALLL	Allowance for loan and lease losses	GAAP	Generally accepted accounting principals
AML	Anti-money laundering	G-SIB	Global systemically important banks
AOCI	Accumulated other comprehensive income (loss)	HQLA(1)	High-quality liquid assets
ASU	Accounting Standards Update	HTM	Held-to-maturity
AUCA	Assets under custody and administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCBS	Basel Committee on Banking Supervision	NIR	Net interest revenue
CCAR	Comprehensive Capital Analysis and Review	OCI	Other comprehensive income (loss)
CD	Certificates of deposit	OFAC	Office of Foreign Assets Control
CET1(1)	Common equity tier 1	OTC	Over-the-counter
CLO	Collateralized loan obligations	OTTI	Other-than-temporary-impairment
CRE	Commercial real estate	Parent Company	State Street Corporation
CVA	Credit valuation adjustment	PCA	Prompt corrective action
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	P&L	Profit-and-loss
ECB	European Central Bank	RWA(1)	Risk-weighted assets
EPS	Earnings per share	SEC	Securities and Exchange Commission
ERISA	Employee Retirement Income Security Act	SERP	Supplemental executive retirement plans
ERM	Enterprise Risk Management	SIFI	Systemically important financial institutions
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SSGA	State Street Global Advisors
FASB	Financial Accounting Standards Board	State Street Bank	State Street Bank and Trust Company
FCA	Financial Conduct Authority	TMRC	Trading and Markets Risk Committee
FDIC	Federal Deposit Insurance Corporation	VaR	Value-at-risk
Federal Reserve	Board of Governors of the Federal Reserve System	VIE	Variable interest entity
FHLB	Federal Home Loan Bank of Boston

(1) As defined by the applicable U.S. regulations.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $26.94 trillion of AUCA and $2.30 trillion of AUM as of March 31, 2016.
As of March 31, 2016, we had consolidated total assets of $243.69 billion, consolidated total deposits of $185.52 billion, consolidated total shareholders' equity of $21.50 billion and 32,527 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized for management reporting purposes into 2 lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and updates the Management's Discussion and Analysis in our 2015 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2015 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2015 Form 10-K. We did not change these significant accounting policies in the first quarter of 2016.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP, or operating basis, including certain non-GAAP measures used in the calculation of identified regulatory capital ratios. We measure and compare certain financial information on an operating basis, as we believe that this presentation supports meaningful comparisons from period to period and the analysis of comparable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

financial trends with respect to our normal ongoing business operations. We believe that operating-basis financial information, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends in addition to financial information prepared and reported in conformity with U.S. GAAP. We also believe that the use of certain non-GAAP measures in the calculation of identified regulatory capital ratios is useful in understanding our capital position and is of interest to investors.
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
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, contain statements (including statements in the Management's Discussion and Analysis) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, expected outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as regarding industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” “forecast,” “outlook,” “believe,” "priority," “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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

•
we may not successfully implement our plans to address the deficiencies jointly identified by the Federal Reserve and the FDIC in April 2016 with respect to our 2015 resolution plan, or those plans may not be considered to be sufficient by the Federal Reserve and the FDIC, due to a number of factors, including, but not limited to challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the  complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in our resolution plan submission due on October 1, 2016 or in any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations;

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

•
our ability to develop and execute State Street Beacon, our multi-year transformation program to create cost efficiencies and to fully digitize our business to support the development of new solutions and capabilities for our clients, any failure of which, in whole or in part, may among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

insufficient return on our associated investment;

•	our ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meet our expectations and those of our clients and our regulators;

•
the results of our review of our billing practices, including additional amounts we may be required to reimburse clients, as well as potential consequences of such review, including damage to our client relationships and adverse actions by governmental authorities;

•	the results of, and costs associated with, governmental or regulatory inquiries and investigations, litigation and similar claims, disputes, or civil or criminal proceedings;

•	the potential for losses arising from our investments in sponsored investment funds;

•
the possibility that our clients will incur substantial losses in investment pools for which we act as agent, and the possibility of significant reductions in the liquidity or valuation of assets underlying those pools;

•	our ability to anticipate and manage the level and timing of redemptions and withdrawals from our collateral pools and other collective investment products;

•	the credit agency ratings of our debt and depositary obligations and investor and client perceptions of our financial strength;

•	adverse publicity, whether specific to State Street or regarding other industry participants or industry-wide factors, or other reputational harm;

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
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-Q or disclosed in our other SEC filings, including the risk factors discussed in our 2015 Form 10-K. Forward-looking statements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in this Form 10-Q should not be relied on as representing our expectations or beliefs as of any date subsequent to the time this Form 10-Q is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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
OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015	% Change
Total fee revenue	$1,970	$2,055	(4)%
Net interest revenue	512	546	(6)
Gains (losses) related to investment securities, net	2	(1)	nm
Total revenue	2,484	2,600	(4)
Provision for loan losses	4	4	—
Total expenses	2,050	2,097	(2)
Income before income tax expense	430	499	(14)
Income tax expense	62	94	(34)
Net income	$368	$405	(9)
Adjustments to net income:
Dividends on preferred stock(1)	(49)	(31)	58
Earnings allocated to participating securities(2)	—	(1)	nm
Net income available to common shareholders	$319	$373	(14)
Earnings per common share:
Basic	$.80	$.90	(11)
Diluted	.79	.89	(11)
Average common shares outstanding (in thousands):
Basic	399,421	412,225
Diluted	403,615	418,750
Cash dividends declared per common share	$.34	$.30
Return on average common equity	6.8%	7.9%

(1) Refer to Note 12 of the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Refer to Note 16 of the consolidated financial statements included in this Form 10-Q.
nm Not meaningful

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the quarter ended March 31, 2016 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended March 31, 2016 to those for the quarter ended March 31, 2015, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2015 period to the relevant 2016 results.
Highlights

•
We secured new asset servicing mandates of $263.9 billion in the first quarter of 2016; of that total, approximately $79.3 billion was installed prior to March 31, 2016, with the remaining balance expected to be installed in the remainder of 2016 or later.

•	Net inflows of AUM totaled $13 billion, which does not include $8 billion of new asset management business which was awarded to SSGA but not installed as of March 31, 2016.

•	We declared common stock dividends of $0.34 per share, totaling approximately $135 million in the first quarter of 2016.

•
In the first quarter of 2016, we purchased approximately 5.6 million shares of our common stock at an average per-share cost of $57.88 and an aggregate cost of approximately $325 million under our current program, approved by our Board in March 2015.

•
In the first quarter of 2016, we announced our agreement to acquire GE Asset Management in a cash transaction with a total purchase price of $435 million, subject to adjustments, with up to an additional $50 million tied to incremental opportunities with GE. Pending regulatory approvals and other customary closing conditions, the transaction is expected to be finalized early in the third quarter of 2016. As we integrate GE Asset Management into our business, we expect to incur merger and integration costs of approximately $70 million to $80 million through 2018.

•	In April 2016,

◦	We sold the WM/Reuters branded foreign exchange benchmark

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

business to Thomson Reuters. This sale will result in a gain of approximately $53 million ($40 million after-tax) in our results of operations for the second quarter of 2016.

◦
We issued 20 million depositary shares, each representing 1/4,000th ownership interest in shares of State Street's fixed-to-floating rate non-cumulative perpetual preferred stock, Series G, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering. The aggregate proceeds from the offering, net of underwriting discounts, commissions and other issuance costs, were approximately $494 million.

Additional information with respect to our common stock purchase program and stock dividends is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.
Financial Results

•	Total revenue in the first quarter of 2016 decreased 4% compared to the first quarter of 2015, primarily due to a 4% decrease in total fee revenue and a 6% decrease in net interest revenue.

•
Servicing fee revenue decreased 2% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower global equity markets and the effect of the stronger U.S. dollar, partially offset by net new business.

•
Management fee revenue decreased 10% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower global equity markets and decline in AUM, partially offset by lower money market fee waivers.

•
In the first quarter of 2016, we recorded restructuring charges of $97 million related to State Street Beacon, our multi-year transformation program to create cost efficiencies and to fully digitize our business to support the development of new solutions and capabilities for our clients. We are on track to generate at least $100 million in annualized pre-tax net run-rate savings in 2016, including the targeted staff reductions announced in the third quarter of 2015, compared to our full-year 2015 operating-basis expenses, all else being equal. The full effect of these savings will be felt in 2017.

•
Total expenses in the first quarter of 2016 decreased 2% compared to the first quarter of 2015, primarily driven by a decrease in other expenses and a decrease in securities processing costs, partially offset by an increase in restructuring costs and the effect of the stronger U.S. dollar.

•	Return on average common shareholders' equity decreased to 6.8% in the first quarter of 2016 compared to 7.9% in the first quarter of 2015.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
TOTAL REVENUE

TABLE 2: TOTAL REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2016	2015	% Change
Fee revenue:
Servicing fees	$1,242	$1,268	(2)%
Management fees	270	301	(10)
Trading services:
Foreign exchange trading	156	203	(23)
Brokerage and other trading services	116	121	(4)
Total trading services	272	324	(16)
Securities finance	134	101	33
Processing fees and other	52	61	(15)
Total fee revenue	1,970	2,055	(4)
Net interest revenue:
Interest revenue	629	642	(2)
Interest expense	117	96	22
Net interest revenue	512	546	(6)
Gains (losses) related to investment securities, net	2	(1)
Total revenue	$2,484	$2,600	(4)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FEE REVENUE
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters ended March 31, 2016 and 2015.
Servicing and management fees collectively made up approximately 77% of our total fee revenue in the first quarter of 2016 compared to approximately 76% in the first quarter of 2015. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of March 31, 2016 and assuming that all other factors remain constant, that:

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

See Table 3: Daily, Month-end and Quarter-end Indices, for selected equity market indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages and the averages of month-end indices demonstrate worldwide changes in equity markets that affect our servicing and management fee revenue. Quarter-end indices affect the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis.

TABLE 3: DAILY, MONTH-END AND QUARTER-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
S&P 500®	1,951	2,064	(5)%	1,977	2,056	(4)%	2,060	2,068	—%
NASDAQ®	4,614	4,825	(4)	4,681	4,833	(3)	4,870	4,901	(1)
MSCI® EAFE®	1,594	1,817	(12)	1,601	1,839	(13)	1,652	1,849	(11)
MSCI® Emerging Markets	757	969	(22)	773	975	(21)	837	975	(14)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the quarters ended March 31, 2016 and 2015.
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

TABLE 4: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended March 31,
	2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$48,545	$43.36%		$71,568	$54.30%
Securities purchased under resale agreements(1)	2,490	36	5.86	2,449	11	1.88
Trading account assets	860	—	—	1,117	—	—
Investment securities	100,899	488	1.94	112,656	544	1.93
Loans and leases	18,615	91	1.96	18,025	74	1.65
Other interest-earning assets	22,672	13.22		20,544	3.06
Average total interest-earning assets	$194,081	$671	1.39	$226,359	$686	1.23
Interest-bearing deposits:
U.S.	$27,096	$27.40%		$30,174	$10.13%
Non-U.S.	92,971	11.05		103,831	16.06
Securities sold under repurchase agreements	4,243	—	—	9,354	—	—
Federal funds purchased	15	—	—	24	—	—
Other short-term borrowings	1,688	—	—	4,448	1.13
Long-term debt	11,027	61	2.20	9,707	62	2.55
Other interest-bearing liabilities	5,951	18	1.22	7,465	7.41
Average total interest-bearing liabilities	$142,991	$117.33		$165,003	$96.24
Interest-rate spread			1.06%			.99%
Net interest revenue—fully taxable-equivalent basis		$554			$590
Net interest margin—fully taxable-equivalent basis			1.15%			1.06%
Tax-equivalent adjustment		(42)			(44)
Net interest revenue—GAAP basis		$512			$546

(1) Reflects the impact of balance sheet netting under enforceable netting agreements.
Net interest revenue decreased 6% on a fully taxable-equivalent basis in the first quarter of 2016 compared to the first quarter of 2015. The decrease was generally the result of management actions taken towards the end of 2015 to better balance our clients' cash management needs with our economic and regulatory objectives. These actions contributed to a reduction of interest and non-interest bearing clients deposits of $24 billion as of March 31, 2016 compared to March 31, 2015. The first quarter 2016 reduction in net interest revenue also reflects our efforts to manage the size and composition of our investment portfolio as we seek to optimize our capital and liquidity positions in light of the evolving regulatory environment. Benefits during the first quarter of 2016 from the U.S. rate hike in December

2015 were partially offset by lower global interest rates that affected our revenue from certain floating-rate assets, the rate at which payments from the maturity or prepayment on portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were lower for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 as a result of the previously described management actions taken towards the end of 2015 to better balance our clients'

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

cash management needs with our economic and regulatory obligations which also reduced interest-earning assets by $32 billion compared to the first quarter of 2015.
The lower level of investment in interest-bearing deposits with banks during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 resulted from management actions to reduce client deposits as part of our balance sheet management actions towards the end of 2015, while the increase in average loans and leases resulted from growth in municipal loans and our continued investment in senior secured loans, offset by a reduction in mutual fund lending.
Even though we have seen reductions in the overall level of excess deposits during the past year, our clients have continued to place elevated levels of deposits with us, as central bank actions have resulted in high levels of liquidity and low global interest rates. We evaluate deposits as either inherent in our relationship with our custodial clients, which we generally invest in our investment portfolio, or transient, or excess deposits, which we generally deposit with central banks. Deposits with central banks generate low returns. Consequently, the elevated levels of these transient deposits have contributed to a reduction of our net interest margin relative to historical levels.
The deposits with central banks are also included in our total consolidated assets, and lower deposit levels impact our regulatory leverage ratios. If global interest rates increase, we would expect to see some additional decreases in client deposits. In general, we continue to anticipate higher levels of client deposits when compared to longer-term historical trends, irrespective of the interest rate environment, particularly during periods of market stress. If ECB monetary policy continues to pressure European interest rates downward and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue may continue or worsen.
The effect of the stronger U.S. dollar relative to other currencies, also negatively impacted our net interest revenue particularly the Euro, as we maintain a portion of our investment portfolio in Euro denominated securities.  The stronger U.S. dollar had the effect of reducing net interest revenue by approximately $4 million in the first quarter of 2016 compared to the first quarter of 2015.
We recorded aggregate discount accretion in interest revenue of $14 million in the first quarter of 2016 related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue as follows:

TABLE 5: TOTAL DISCOUNT ACCRETION IN INTEREST REVENUE
Discount Accretion in Interest Revenue
(In millions)
Twelve Months Ended December 31, 2009	$621
Twelve Months Ended December 31, 2010	712
Twelve Months Ended December 31, 2011	220
Twelve Months Ended December 31, 2012	215
Twelve Months Ended December 31, 2013	137
Twelve Months Ended December 31, 2014	119
Twelve Months Ended December 31, 2015	98
Three Months Ended March 31, 2016	14
Total Discount Accretion	$2,136
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
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold them to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of March 31, 2016 to generate aggregate discount accretion in future periods of approximately $201 million over their remaining terms, with approximately half of this discount accretion to be recorded over the next four years.
Interest-bearing deposits with banks averaged $48.55 billion for the quarter ended March 31, 2016 compared to $71.57 billion for the quarter ended March 31, 2015 and reflect management’s effort to reduce elevated client deposit levels as a component of our balance sheet management actions. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and elevated levels of client deposits and our investment of the excess deposits with central banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended March 31,
(In millions)	2016	2015
Average U.S. short-duration advances	$2,230	$2,364
Average non-U.S. short-duration advances	1,264	1,520
Average total short-duration advances	$3,494	$3,884
Average short-duration advances to average loans and leases	19%	22%
The decline in the proportion of average daily short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets increased to $22.67 billion for the quarter ended March 31, 2016 from $20.54 billion for the quarter ended March 31, 2015. Growth in our enhanced custody business, which is our principal securities financing business for our custody clients, contributed to this increase. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total interest-earning assets for the quarter ended March 31, 2016 compared to approximately 9% for the quarter ended March 31, 2015. The enhanced custody business supports our overall profitability by generating securities finance revenue. The net interest earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits decreased to $120.07 billion for the quarter ended March 31, 2016 from $134.01 billion for the quarter ended March 31, 2015. The lower levels in the first quarter of 2016 were primarily the result of managements actions to reduce both U.S. and non-U.S. transaction accounts, offset by increases in time deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.69 billion for the quarter ended March 31, 2016 from $4.45 billion for the quarter ended March 31, 2015. The decrease was the result of State Street phasing-out its commercial paper program during 2015, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.

Average long-term debt increased to $11.03 billion for the quarter ended March 31, 2016 from $9.71 billion for the quarter ended March 31, 2015. The increase primarily reflected the issuance of $3.0 billion of senior debt issued in August 2015 which was offset by a $900 million extendible note called at the end of February 2015 and the maturities of $200 million of senior debt in December 2015, $400 million of senior debt in January 2016 and $1.0 billion of senior debt in March 2016.
Average other interest-bearing liabilities decreased to $5.95 billion for the quarter ended March 31, 2016 from $7.47 billion for the quarter ended March 31, 2015, primarily the result of higher levels of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
Average loans and leases also include short-duration advances. Average short-duration advances remained relatively flat for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.
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
Based on market conditions and other factors, including regulatory requirements, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, municipal securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our net interest revenue and net interest margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

EXPENSES

TABLE 7: EXPENSES
	Quarters Ended March 31,
(Dollars in millions)	2016	2015	% Change
Compensation and employee benefits	$1,107	$1,087	2%
Information systems and communications	272	247	10
Transaction processing services	200	197	2
Occupancy	113	113	—
Acquisition costs	7	5	40
Restructuring charges, net	97	1	nm
Other:
Professional services	93	96	(3)
Amortization of other intangible assets	49	50	(2)
Securities processing costs	4	20	(80)
Regulatory fees and assessments	20	34	(41)
Other	88	247	(64)
Total other	254	447	(43)
Total expenses	$2,050	$2,097	(2)
Number of employees at quarter-end	32,527	30,495

nm Not meaningful
Compensation and employee benefits expenses increased 2% in the first quarter of 2016 compared to the first quarter of 2015. The increase in costs was primarily due to additional staffing to support regulatory initiatives and new business, partially offset by the effect of the stronger U.S. dollar and decreases in incentive compensation and benefits.
Compensation and employee benefits expenses in the first quarter of 2016 and the first quarter of 2015 included approximately $122 million and $137 million, respectively, of seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
Information systems and communications expenses increased 10% in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily related to new software and systems going into production for corporate and regulatory initiatives and maintenance and new business, as well as additional related depreciation costs supporting these investments.
Other expenses decreased 43% in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to legal accruals of $150 million in the first quarter of 2015. No such costs related to legal proceedings were accrued in the first quarter of 2016. The decrease was also driven by lower levels of professional services and lower insurance expenses related to lower assessment fees from the FDIC. The legal accrual is further discussed under "Legal and Regulatory Matters" in Note 10 to the consolidated financial statements included in this Form 10-Q.

Our compliance obligations have increased due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations, including our efforts to address the deficiencies identified in our resolution plan submitted to the Federal Reserve and FDIC on July 1, 2015 as discussed within the Liquidity Risk Management section included within this Form 10-Q, will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
Acquisition Costs
In the first quarter of 2016, we recorded acquisition costs of $7 million, compared to $5 million in the first quarter of 2015. These amounts related to previously announced acquisitions.
Restructuring Charges
In the first quarter of 2016, we announced State Street Beacon, our multi-year transformation program to create cost efficiencies and to fully digitize our business to support the development of new solutions and capabilities for our clients.
To implement State Street Beacon, we expect to incur aggregate future pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions.
In the first quarter of 2016, we recorded net restructuring charges of $97 million compared to $1 million in the first quarter of 2015. Increases in costs were primarily due to State Street Beacon, consisting of approximately $86 million of employee-related expenses and approximately $11 million of other restructuring costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INCOME TAX EXPENSE
Income tax expense was $62 million in the first quarter of 2016 compared to $94 million in the first quarter of 2015. Our effective tax rate in the first quarter of 2016 was 14.4% compared to 18.8% for the same period in 2015. The decrease in the tax rate is primarily due to additional alternative energy investments and foreign tax credits, as well as the effects of a non-deductible legal accrual in the first quarter of 2015.
LINE OF BUSINESS INFORMATION
Our operations are organized for management reporting purposes into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements included in our 2015 Form 10-K.
Investment Servicing

TABLE 8: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change
Servicing fees	$1,242	$1,268	(2)%
Trading services	262	315	(17)
Securities finance	134	101	33
Processing fees and other	45	59	(24)
Total fee revenue	1,683	1,743	(3)
Net interest revenue	511	545	(6)
Gains (losses) related to investment securities, net	2	(1)	nm
Total revenue	2,196	2,287	(4)
Provision for loan losses	4	4	—
Total expenses	1,687	1,836	(8)
Income before income tax expense	$505	$447	13
Pre-tax margin	23%	20%

nm- Not meaningful
Total revenue in the first quarter of 2016 for our Investment Servicing line of business, presented in Table 8: Investment Servicing Line of Business Results, decreased 4% compared to the first quarter of 2015. Total fee revenue decreased 3% in the first quarter of 2016 compared to the first quarter of 2015.
Net interest revenue decreased 6% in the first quarter of 2016 compared to the first quarter of 2015. The decrease was generally the result of our efforts to optimize our capital position, lower yields on interest-earning assets, as well as lower global interest rates, which affect our revenue from floating-

rate assets, and the effect of the stronger U.S. dollar, partially offset by the benefit of higher levels of interest-earning assets. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue” in this Management's Discussion and Analysis.
Total expenses decreased 8% in the first quarter of 2016 compared to the first quarter of 2015. The decrease primarily resulted from expenses for a legal accrual recorded in first quarter of 2015 in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities recorded in the first quarter of 2015.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. In conjunction with that review, we are evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. See Note 10 to the consolidated financial statements included in this Form 10-Q.
Servicing Fees
Servicing fees decreased 2% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower global equity markets and the effect of the stronger U.S. dollar, partially offset by net new business.
Servicing fees generated outside the U.S. were approximately 41% of total servicing fees in the quarters ended March 31, 2016 and 2015.

TABLE 9: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	March 31, 2016	December 31, 2015	March 31, 2015
Mutual funds	$6,728	$6,768	$7,073
Collective funds	7,000	7,088	7,113
Pension products	5,197	5,510	5,745
Insurance and other products	8,018	8,142	8,560
Total	$26,943	$27,508	$28,491

TABLE 10: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	March 31, 2016	December 31, 2015	March 31, 2015
Equities	$14,433	$14,888	$15,660
Fixed-income	9,199	9,264	9,157
Short-term and other investments	3,311	3,356	3,674
Total	$26,943	$27,508	$28,491

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 11: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	March 31, 2016	December 31, 2015	March 31, 2015
North America	$20,505	$20,842	$21,554
Europe/Middle East/Africa	5,159	5,387	5,590
Asia/Pacific	1,279	1,279	1,347
Total	$26,943	$27,508	$28,491

(1) Geographic mix is based on the location in which the assets are serviced.
Asset levels as of March 31, 2016 did not reflect the estimated $401.8 billion of new business in assets to be serviced, which was awarded to us in the first quarter of 2016 and prior periods but not installed prior to March 31, 2016. This new business will be reflected in assets under custody and administration in future periods after installation and will generate servicing fee revenue in subsequent periods.
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
Trading Services

TABLE 12: TRADING SERVICES REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2016	2015	% Change
Foreign exchange trading:
Direct sales and trading	$90	$135	(33)%
Indirect foreign exchange trading	66	68	(3)
Total foreign exchange trading	156	203	(23)
Brokerage and other trading services:
Electronic foreign exchange services	44	48	(8)
Other trading, transition management and brokerage	62	64	(3)
Total brokerage and other trading services	106	112	(5)
Total trading services revenue	$262	$315	(17)
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
Total FX trading revenue decreased 23% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower volumes and volatility.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 58% of total foreign exchange trading revenue in the first quarter of 2016 compared to 67% in the first quarter of 2015.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 42% of total foreign exchange trading revenue in the first quarter of 2016 as compared to 33% in the first quarter of 2015. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
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
Our direct sales and trading revenue decreased 33% in the first quarter of 2016 as compared to the first quarter of 2015. The decrease primarily resulted from lower volumes and volatility. Our estimated indirect FX trading revenue decreased 3% in the first quarter of 2016 compared to the first quarter of 2015. The decrease mainly resulted from lower volume.
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
Total brokerage and other trading services revenue decreased 5% in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to a one-time gain recorded in the first quarter of 2015.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 8% in the first quarter of 2016 compared to the first quarter of 2015, mainly due to declines in client volumes.
Other trading, transition management and brokerage revenue decreased 3% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a decrease in transition management revenue, partially offset by an increase in other trading revenue.
In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011. The reputational and regulatory impact of those compliance issues continues and may adversely affect our revenue in future periods. See Note 10 to the consolidated financial statements included in this Form 10-Q.

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
See Table 8: Investment Servicing Line of Business Results, for the comparison of securities finance revenue for the quarters ended March 31, 2016 and 2015.
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
Securities finance revenue increased 33% in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily the result of growth in our enhanced custody business and higher agency lending.
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
Processing fees and other revenue, presented in Table 8: Investment Servicing Line of Business Results, decreased 24% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower income from equity method investments.
Investment Management

TABLE 13: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change
Management fees	$270	$301	(10)%
Trading services	10	9	11
Processing fees and other	7	2	nm
Total fee revenue	287	312	(8)
Net interest revenue	1	1	—
Total revenue	288	313	(8)
Total expenses	256	256	—
Income before income tax expense	$32	$57	(44)
Pre-tax margin	11%	18%

nm Not meaningful
Total revenue for our Investment Management Line of Business, presented in Table 13: Investment Management Line of Business Results, decreased 8% in the first quarter of 2016 compared to the first quarter of 2015. Total fee revenue decreased 8% in the first quarter of 2016 compared to the first quarter of 2015.
Total expenses were flat in the first quarter of 2016 compared to the first quarter of 2015 resulting from increases in regulatory and compliance costs, offset by declines in other operating expenses.
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
Management fees decreased $31 million, or 10%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to lower global equity markets and net outflows, partially offset by lower money market fee waivers.
Management fees generated outside the U.S. were approximately 36% of total management fees in the first quarter of 2016 compared to 34% in the first quarter of 2015.

TABLE 14: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)
	March 31, 2016	December 31, 2015	March 31, 2015
(In billions)
Equity:
Active	$32	$32	$38
Passive	1,295	1,294	1,434
Total Equity	1,327	1,326	1,472
Fixed-Income:
Active	17	18	17
Passive	310	294	306
Total Fixed-Income	327	312	323
Cash(1)	381	368	393
Multi-Asset-Class Solutions:
Active	17	17	31
Passive	92	86	84
Total Multi-Asset-Class Solutions	109	103	115
Alternative Investments(2):
Active	18	17	17
Passive	134	119	123
Total Alternative Investments	152	136	140
Total	$2,296	$2,245	$2,443

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 15: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
	March 31, 2016	December 31, 2015	March 31, 2015
(In billions)
Alternative Investments(2)	$45	$34	$40
Cash	3	3	1
Equity	349	350	356
Fixed-income	46	41	43
Total Exchange-Traded Funds	$443	$428	$440

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 16: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
	March 31, 2016	December 31, 2015	March 31, 2015
(In billions)
North America	$1,491	$1,452	$1,549
Europe/Middle East/Africa	496	489	566
Asia/Pacific	309	304	328
Total	$2,296	$2,245	$2,443

(1) Geographic mix is based on client location or fund management location.

TABLE 17: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of March 31, 2015	$1,472	$323	$393	$115	$140	$2,443
Long-term institutional inflows(1)	210	43	—	41	24	318
Long-term institutional outflows(1)	(297)	(52)	—	(35)	(27)	(411)
Long-term institutional flows, net	(87)	(9)	—	6	(3)	(93)
ETF flows, net	4	1	1	—	(3)	3
Cash fund flows, net	—	—	(24)	—	—	(24)
Total flows, net	(83)	(8)	(23)	6	(6)	(114)
Market appreciation(2)	(61)	(2)	(1)	(18)	5	(77)
Foreign exchange impact(2)	(2)	(1)	(1)	—	(3)	(7)
Total market/foreign exchange impact	(63)	(3)	(2)	(18)	2	(84)
Balance as of December 31, 2015	1,326	312	368	103	136	2,245
Long-term institutional inflows(1)	63	17	—	12	2	94
Long-term institutional outflows(1)	(67)	(20)	—	(9)	(3)	(99)
Long-term institutional flows, net	(4)	(3)	—	3	(1)	(5)
ETF flows, net	(4)	4	—	—	7	7
Cash fund flows, net	—	—	11	—	—	11
Total flows, net	(8)	1	11	3	6	13
Market appreciation	(1)	9	—	2	7	17
Foreign exchange impact	10	5	2	1	3	21
Total market/foreign exchange impact	9	14	2	3	10	38
Balance as of March 31, 2016	$1,327	$327	$381	$109	$152	$2,296

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
The positive net flows of approximately $13 billion in AUM as of March 31, 2016 compared to December 31, 2015 presented in the preceding table did not include approximately $8 billion of new asset management business, which was awarded to SSGA but not installed as of March 31, 2016. This new business will be reflected in assets under management in future periods after installation, and will generate management fee revenue in subsequent periods.

Total AUM as of March 31, 2016 included managed assets lost but not yet liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

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

TABLE 18: AVERAGE STATEMENT OF CONDITION(1)

	Quarters Ended March 31,
	2016	2015
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$48,545	$71,568
Securities purchased under resale agreements	2,490	2,449
Trading account assets	860	1,117
Investment securities	100,899	112,656
Loans and leases	18,615	18,025
Other interest-earning assets	22,672	20,544
Average total interest-earning assets	194,081	226,359
Cash and due from banks	2,690	2,397
Other noninterest-earning assets	26,852	30,297
Average total assets	$223,623	$259,053
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$27,096	$30,174
Non-U.S.	92,971	103,831
Total interest-bearing deposits	120,067	134,005
Securities sold under repurchase agreements	4,243	9,354
Federal funds purchased	15	24
Other short-term borrowings	1,688	4,448
Long-term debt	11,027	9,707
Other interest-bearing liabilities	5,951	7,465
Average total interest-bearing liabilities	142,991	165,003
Noninterest-bearing deposits	45,001	55,066
Other noninterest-bearing liabilities	14,053	17,767
Preferred shareholders’ equity	2,703	1,961
Common shareholders’ equity	18,875	19,256
Average total liabilities and shareholders’ equity	$223,623	$259,053

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 19: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2016	December 31, 2015
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,342	$5,718
Mortgage-backed securities	18,234	18,165
Asset-backed securities:
Student loans(1)	6,817	7,176
Credit cards	1,368	1,341
Sub-prime	388	419
Other	1,813	1,764
Total asset-backed securities	10,386	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,612	7,071
Asset-backed securities	2,704	3,267
Government securities	5,070	4,355
Other	5,009	4,834
Total non-U.S. debt securities	20,395	19,527
State and political subdivisions	10,026	9,746
Collateralized mortgage obligations	2,938	2,987
Other U.S. debt securities	2,231	2,624
U.S. equity securities	40	39
Non-U.S. equity securities	3	3
U.S. money-market mutual funds	473	542
Non-U.S. money-market mutual funds	18	19
Total	$71,086	$70,070

Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$22,603	$20,878
Mortgage-backed securities	588	610
Asset-backed securities:
Student loans(1)	1,544	1,592
Credit cards	897	897
Other	277	366
Total asset-backed securities	2,718	2,855
Non-U.S. debt securities:
Mortgage-backed securities	2,147	2,202
Asset-backed securities	1,109	1,415
Government securities	273	239
Other	217	65
Total non-U.S. debt securities	3,746	3,921
State and political subdivisions	—	1
Collateralized mortgage obligations	1,557	1,687
Total	$31,212	$29,952

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
Approximately 93% of the carrying value of the portfolio was rated “AAA” or “AA” as of March 31, 2016 and 92% as of December 31, 2015.

TABLE 20: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2016	December 31, 2015
AAA(1)	80%	80%
AA	13	12
A	4	5
BBB	2	2
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2016, the investment portfolio of 12,862 securities was diversified with respect to asset class. Approximately 49% of the aggregate carrying value of the portfolio as of March 31, 2016 was composed of mortgage-backed and asset-backed securities, compared to 51% as of December 31, 2015. The asset-backed securities portfolio, of which approximately 92% of the carrying value as of both March 31, 2016 and December 31, 2015 was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of March 31, 2016, we held approximately $2.10 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $29 million, composed of gross unrealized gains of $36 million and gross unrealized losses of $7 million. Comparatively, as of December 31, 2015, we held approximately $2.10 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.

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
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2016 compared to approximately 23% as of December 31, 2015.

TABLE 21: NON-U.S. DEBT SECURITIES
(In millions)	March 31, 2016	December 31, 2015
Available for sale:
United Kingdom	$5,664	$5,754
Australia	3,473	3,316
Canada	2,612	2,400
Netherlands	1,877	1,839
Japan	1,445	1,348
South Korea	1,103	1,052
France	943	954
Germany	892	990
Italy	592	389
Norway	582	524
Finland	305	319
Belgium	245	234
Sweden	222	123
Hong Kong	123	—
Other(1)	317	285
Total	$20,395	$19,527
Held to maturity:
United Kingdom	$973	$1,067
Australia	900	917
Germany	730	832
Netherlands	691	684
Singapore	158	129
Spain	111	108
Italy	59	59
Ireland	11	10
Other(2)	113	115
Total	$3,746	$3,921

(1) Included approximately $272 million and $205 million as of March 31, 2016 and December 31, 2015, respectively, related to Portugal, Ireland, Austria and Spain, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $32 million and $31 million as of March 31, 2016 and December 31, 2015, respectively, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 88% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2016 and December 31, 2015, respectively. The majority of these securities comprised senior positions within the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2016 and December 31, 2015, approximately 69% and 70%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of March 31, 2016, our non-U.S. debt securities had an average market-to-book ratio of 100.6%, and an aggregate pre-tax net unrealized gain of approximately $136 million, composed of gross unrealized gains of $214 million and gross unrealized losses of $78 million. These unrealized amounts included a pre-tax net unrealized gain of $62 million, composed of gross unrealized gains of $105 million and gross unrealized losses of $43 million, associated with non-U.S. debt securities available for sale.
As of March 31, 2016, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of March 31, 2016 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Obligations
We carried approximately $10.03 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2016 as shown in Table 19: Carrying Values of Investment Securities. Substantially all of these securities were classified as AFS, with the remainder classified as HTM. As of the same date, we also provided approximately $8.79 billion of credit and liquidity facilities to municipal issuers.

TABLE 22: STATE AND MUNICIPAL OBLIGORS (1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
March 31, 2016
State of Issuer:
Texas	$1,342	$1,743	$3,085	16%
California	487	2,241	2,728	15
New York	817	1,101	1,918	10
Massachusetts	934	900	1,834	10
Maryland	490	413	903	5
Total	$4,070	$6,398	$10,468

December 31, 2015
State of Issuer:
Texas	$1,250	$1,962	$3,212	17%
California	444	2,220	2,664	14
New York	817	1,259	2,076	11
Massachusetts	927	731	1,658	9
Maryland	454	413	867	5
Total	$3,892	$6,585	$10,477

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $18.81 billion and $18.50 billion across our businesses as of March 31, 2016 and December 31, 2015, respectively.
(2) Includes municipal loans which are also presented within Table 24.
Our aggregate municipal securities exposure presented in Table 22: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 91% of the obligors rated “AAA” or “AA” as of March 31, 2016. As of that date, approximately 58% and 37% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increase in the net unrealized gain position as of March 31, 2016 as compared to December 31, 2015, presented in Table 23: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to the decline in interest rates during the quarter.

TABLE 23: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	March 31, 2016			December 31, 2015
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available for sale(1)	$70,581	$505	$71,086	$69,843	$227	$70,070
Held to maturity(1)	31,212	343	31,555	29,952	(154)	29,798
Total investment securities	$101,793	$848	$102,641	$99,795	$73	$99,868
Net after-tax unrealized gain (loss)		$509			$44

(1) AFS securities are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. HTM securities are carried at cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
We conduct periodic reviews of individual securities to assess whether OTTI exists. Our assessment of OTTI involves an evaluation of economic and security-specific factors. Such factors are based on estimates, derived by management, which contemplate current market conditions and security-specific performance. To the extent that market conditions are worse than management's expectations or due to idiosyncratic bond performance, OTTI could increase, in particular the credit-related component that would be recorded in our consolidated statement of income.
We had less than $1 million of OTTI in the first quarter of 2016 compared to $1 million in the first quarter of 2015. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $576 million as of March 31, 2016 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
Our evaluation of potential OTTI of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 3% and 21%. Our evaluation of OTTI in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.

Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses as of March 31, 2016 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information about these gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
Loans and Leases

TABLE 24: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	March 31, 2016	December 31, 2015
Institutional:
U.S.	$15,809	$16,237
Non-U.S.	3,351	2,534
Commercial real estate:
U.S.	27	28
Total loans and leases	$19,187	$18,799
The increase in loans in the institutional segment as of March 31, 2016 as compared to December 31, 2015 was primarily driven by higher levels of short-duration advances, partially offset by a decrease in other commercial and financial loans.
Short-duration advances to our clients included in the institutional segment were $4.08 billion and $2.62 billion as of March 31, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
As of March 31, 2016 and December 31, 2015, our investment in senior secured loans totaled approximately $3.27 billion and $3.14 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2016 and December 31, 2015 of $82 million and $186 million, respectively, to participate in such syndications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 93% of the loans rated “BB” or “B” as of March 31, 2016 and December 31, 2015. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
As of March 31, 2016 and December 31, 2015, unearned income deducted from our investment in leveraged lease financing was $100 million and $102 million, respectively, for U.S. leases and $209 million and $231 million, respectively, for non-U.S. leases.
The CRE loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans, including CRE loans, were modified in troubled debt restructurings in the first quarter of 2016 or 2015.

TABLE 25: ALLOWANCE FOR LOAN LOSSES
	Quarters Ended March 31,
(In millions)	2016	2015
Allowance for loan losses:
Beginning balance	$46	$37
Provision for loan losses(1)	4	4
Charge-offs(2)	(3)	—
Recoveries	—	—
Ending balance	$47	$41

(1) Includes $4 million of provision related to institutional loans for the quarters ended March 31, 2016 and 2015, respectively.
(2) Includes $3 million in charge-offs related to institutional loans for the first quarter of 2016.
The provision of $4 million and the charge-offs of $3 million recorded in the first quarter of 2016 were associated with our exposure to senior secured loans to non-investment grade borrowers, which were purchased in connection with our participation in syndicated loans.
As of March 31, 2016, approximately $36 million of our allowance for loan losses was related to senior secured loans included in the institutional segment. As this portfolio grows and matures, our allowance for loan losses related to these loans may increase through additional provisions for credit losses. The remaining $11 million was related to other institutional segment loans.
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
The total cross-border outstandings presented in Table 26: Cross-Border Outstandings, represented approximately 27% and 25% of our consolidated total assets as of March 31, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 26: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2016
United Kingdom	$19,541	$1,808	$21,349
Germany	14,564	836	15,400
Japan	14,166	87	14,253
Canada	3,578	1,442	5,020
Luxembourg	3,367	523	3,890
Netherlands	2,754	320	3,074
Australia	2,252	415	2,667
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2016, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our consolidated assets. As of December 31, 2015, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our total consolidated assets totaled approximately $2.20 billion to Netherlands.

TABLE 27: CROSS-BORDER OUTSTANDINGS (IRELAND, ITALY, SPAIN AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2016
Ireland	$437	$547	$984
Italy	811	—	811
Spain	250	41	291
Portugal	58	—	58
December 31, 2015
Ireland	$326	$678	$1,004
Italy	460	—	460
Spain	150	12	162
Portugal	26	—	26
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, “Risk Factors,” included in our 2015 Form 10-K.
For additional information on our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 77 to 82 in our 2015 Form 10-K.
Credit Risk Management
We define credit risk as the risk of financial loss if a counterparty, borrower or obligor, collectively referred to as a counterparty, is either unable or unwilling to repay borrowings or settle a transaction in accordance with underlying contractual terms. We assume credit risk in our traditional non-trading lending activities, such as loans and contingent commitments, in our investment securities portfolio, where recourse to a counterparty exists, and in our direct and indirect trading activities, such as principal securities lending and foreign exchange and indemnified agency securities lending. We also assume credit risk in our day-to-day treasury and securities and other settlement operations, in the form of deposit placements and other cash balances, with central banks or private sector institutions.
For additional information on our credit risk management, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 82 to 87 in our 2015 Form 10-K.

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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of March 31, 2016, the value of our parent company's net liquid assets totaled $4.51 billion, compared with $5.73 billion as of December 31, 2015. As of March 31, 2016, our parent company and State Street Bank have no senior notes or subordinated notes outstanding that will mature in the next twelve months.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 87 to 88 in our 2015 Form 10-K. For additional information on our liquidity ratios, including LCR and Net Stable Funding Ratio, refer to page 9 in our 2015 Form 10-K. Beginning in July 2015, we were required to report our LCR to the Federal Reserve on a daily basis. As of March 31, 2016, our LCR was in excess of 100%.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $102.62 billion and $109.39 billion as of March 31, 2016 and December 31, 2015, respectively.

TABLE 28: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	March 31, 2016	December 31, 2015
Excess Central Bank Balances	$55,969	$66,063
U.S. Treasuries	22,196	22,518
Other Investment securities	19,857	16,952
Foreign government	4,600	3,861
Total	$102,622	$109,394
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of March 31, 2016, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $55.97 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $66.06 billion as of December 31, 2015. The lower levels of deposits with banks during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 resulted from management actions to reduce client deposits as part of our previously described balance sheet management actions towards the end of 2015. The increase in investment securities as of March 31, 2016 compared to December 31, 2015, presented in the table, was mainly associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2016 and December 31, 2015, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $41.05 billion as of March 31, 2016, compared to $41.00 billion as of December 31, 2015. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $23.57 billion and $22.58 billion as of March 31, 2016 and December 31, 2015, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2016, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.

State Street Corporation, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure--commonly referred to as a resolution plan or a living will--to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of the insolvency of State Street, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. As set out in our 2015 resolution plan, in the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed to the parent company) prior to the parent company’s entry into bankruptcy proceedings. The recapitalization is intended to enable State Street Bank and its material subsidiaries to continue operating. Under this single point of entry strategy, State Street Bank and its material entity subsidiaries would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. In the event that such recapitalization actions occur and were unsuccessful in stabilizing State Street Bank, the parent company's financial condition would be adversely impacted and equity and debt holders of the parent company, may as a consequence, be in a worse position than if the recapitalization did not occur.
We submitted our 2015 resolution plan to the Federal Reserve and the FDIC on July 1, 2015.  On April 13, 2016, the regulatory authorities announced the completion of their review of the resolution plan.  While the Federal Reserve and the FDIC noted improvements in the plan over State Street’s prior resolution plans, the regulatory authorities jointly determined that the 2015 resolution plan is not credible or would not facilitate an orderly resolution.  We are required to address the deficiencies jointly identified by the Federal Reserve and the FDIC by October 1, 2016.  We may not successfully implement our plans to address the deficiencies jointly identified by the Federal Reserve and the FDIC with respect to our 2015 resolution plan or these plans may not be considered to be sufficient by the Federal Reserve and the FDIC, due to a number of factors, including, but not limited to challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in our resolution plan submission due on October 1, 2016 or in any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations.
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
For the past several years, we have frequently experienced higher client deposit inflows toward the end of each fiscal quarter or the end of the fiscal year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 29: CLIENT DEPOSITS
			Average Balance
	March 31,		Quarters Ended March 31,
(In millions)	2016	2015	2016	2015
Client deposits(1)	$170,561	$193,132	$150,088	$176,691

(1) Balance as of March 31, 2016 and March 31, 2015 excluded term wholesale CDs of $14.96 billion and $11.22 billion, respectively; average balances for the years ended March 31, 2016 and March 31, 2015 excluded average CDs of $14.98 billion and $12.38 billion, respectively.
Short-Term Funding
State Street phased out its commercial paper program prior to December 31, 2015, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. Accordingly, we had no commercial paper outstanding at March 31, 2016 or December 31, 2015.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.22 billion and $4.50 billion as of March 31, 2016 and December 31, 2015, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.08 billion as of March 31, 2016, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2016, there was no balance outstanding on this line of credit.

Long-Term Funding
As of March 31, 2016, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of March 31, 2016, $5 billion was available for issuance pursuant to this authority. As of March 31, 2016, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is disclosed in Note 7 to the consolidated financial statements included in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
Operational Risk Management
Overview
We consider operational risk to be the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that State Street fails to properly exercise its fiduciary duties in its provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of State Street’s activities.
For additional information about our operational risk framework, refer to pages 92 to 95 in our 2015 Form 10-K.
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

For additional information about the market risk associated with our trading activities, refer to pages 95 to 96 in our 2015 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2016, the notional amount of these derivative contracts was $1.38 trillion, of which $1.36 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 97 to 101 in our 2015 Form 10-K.
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
We had no back-testing exceptions in the quarters ended March 31, 2016 and 2015.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015, as measured by our VaR methodology:

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015			As of March 31, 2016	As of December 31, 2015
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$4,788	$7,453	$2,969	$5,935	$17,649	$3,245	$5,315	$4,269
Global Treasury	434	866	159	2,833	5,273	991	637	368
Total VaR	$4,693	$7,728	$2,877	$7,022	$16,700	$4,369	$5,312	$4,052

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015			As of March 31, 2016	As of December 31, 2015
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$29,955	$58,883	$17,255	$30,752	$45,386	$20,601	$31,880	$36,757
Global Treasury	12,808	18,831	6,612	31,844	47,929	22,188	13,387	8,080
Total Stressed VaR	$35,071	$58,987	$20,996	$56,003	$71,567	$36,956	$35,454	$43,293
The three month average of our stressed VaR-based measure was approximately $35 million for the quarter ended March 31, 2016, compared to a three month average of approximately $56 million for the quarter ended March 31, 2015.
The decrease in the three month average of our VaR and stressed VaR-based measures for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, was primarily the result of a reduction of EUR/USD FX swaps by Global Treasury. Although the FX swaps are not considered part of our trading activity, all FX activity (trading or banking) generates market risk captured under VaR calculation methodologies.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of March 31, 2016 and December 31, 2015. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2016			As of December 31, 2015
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,610	$4,117	$—	$2,817	$3,582	$4
Global Treasury	170	635	—	148	345	—
Total VaR	$3,762	$4,058	$—	$2,831	$3,472	$4

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2016			As of December 31, 2015
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,695	$36,996	$—	$13,199	$40,928	$7
Global Treasury	204	13,505	—	176	7,963	—
Total Stressed VaR	$6,708	$37,697	$—	$12,939	$47,658	$7

(1) For purposes of risk attribution by component, in both Tables 32 and 33, foreign exchange refers only to the risk from market movements in period-end rates.  Forwards, futures, options and swaps with maturities greater than period-end have embedded interest-rate risk that is captured by the measures used for interest-rate risk.  Accordingly, the interest-rate risk embedded in these foreign exchange instruments is included in the interest-rate risk component.
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable NIR, under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities.
We quantify NIR sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NIR over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. Economic value of equity sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally-approved risk limits and guidelines.

For additional information on our Asset-and-Liability Management Activities, refer to pages 101 to 104 in our 2015 Form 10-K.
In the table below, we report the expected change in NIR over the next twelve months from +/-100 basis point instantaneous and gradual parallel rate shocks. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate due to prepayment assumptions in our rate shocks, our deposit balances are consistent with the baseline forecast.

TABLE 34: NIR EXPOSURE/BENEFIT
	Exposure and Benefit to Net Interest Revenue
(In millions)	March 31, 2016	December 31, 2015
Rate change:	Exposure/Benefit
+100 bps shock	$437	$471
–100 bps shock	(191)	(181)
+100 bps ramp	186	198
–100 bps ramp	(98)	(96)
As of March 31, 2016, NIR sensitivity remains positioned to benefit from rising interest rates. The benefit in the up 100 basis point instantaneous parallel shock declined due to investment portfolio purchase activity relative to December 31, 2015. The exposure in the down 100 basis point instantaneous parallel shock was relatively unchanged with impacts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

from higher asset yields offsetting investment portfolio activity and changes in market rates. Gradual rate shocks have a similar positioning, but are less impactful due to the severity of the rate shift.
The following table highlights our economic value of equity sensitivity to a +/-200 basis point instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements. Economic value of equity sensitivity is dependent on the timing of interest and principal cash flows. Also, the measure only evaluates the spot balance sheet and does not include the impact of new business assumptions.

TABLE 35: EVE EXPOSURE/BENEFIT
	Sensitivity of Economic Value of Equity
(In millions)	March 31, 2016	December 31, 2015
Rate change:	Exposure/Benefit
+200 bps shock	$(2,136)	$(2,355)
–200 bps shock	1,061	1,655
As of March 31, 2016, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The exposure in the up 200 basis point instantaneous parallel shock declined and the benefit in the down 200 basis point instantaneous parallel shock decreased relative to December 31, 2015, primarily due to lower long-term market rates partially offset by investment portfolio activity.
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
For additional information on our model risk management, including our governance and model validation, refer to pages 104 to 105 in our 2015 Form 10-K.

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
For additional information about our capital, refer to pages 105 to 115 in our 2015 Form 10-K.
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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. As of March 31, 2016 trust preferred capital securities were fully phased-out of tier 1 capital and $890 million of these securities were included in tier 2 regulatory capital.
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

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1),(2)

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

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2016(1)	Basel III Standardized Approach March 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches March 31, 2016(1)	Basel III Standardized Approach March 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,243	$10,243	$10,250	$10,250	$10,941	$10,941	$10,938	$10,938
Retained earnings			16,233	16,233	16,049	16,049	10,997	10,997	10,655	10,655
Accumulated other comprehensive income (loss)			(1,020)	(1,020)	(1,422)	(1,422)	(841)	(841)	(1,230)	(1,230)
Treasury stock, at cost			(6,719)	(6,719)	(6,457)	(6,457)	—	—	—	—
Total			18,737	18,737	18,420	18,420	21,097	21,097	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,242)	(6,242)	(5,927)	(5,927)	(5,938)	(5,938)	(5,631)	(5,631)
Other adjustments			(91)	(91)	(60)	(60)	(88)	(88)	(85)	(85)
Common equity tier 1 capital			12,404	12,404	12,433	12,433	15,071	15,071	14,647	14,647
Preferred stock			2,703	2,703	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(75)	(75)	(109)	(109)	—	—	—	—
Tier 1 capital			15,032	15,032	15,264	15,264	15,071	15,071	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,271	1,271	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			9	66	12	66	5	66	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$17,191	$17,248	$17,349	$17,403	$16,347	$16,408	$16,026	$16,084
Risk-weighted assets:
Credit risk			$52,865	$98,133	$51,733	$93,515	$48,489	$93,520	$47,677	$89,164
Operational risk			44,231	NA	43,882	NA	43,663	NA	43,324	NA
Market risk(4)			3,537	1,484	3,937	2,378	3,523	1,484	3,939	2,378
Total risk-weighted assets			$100,633	$99,617	$99,552	$95,893	$95,675	$95,004	$94,940	$91,542
Adjusted quarterly average assets			$217,029	$217,029	$221,880	$221,880	$212,843	$212,843	$217,358	$217,358
Capital Ratios:	Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5) 2016	Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.3%	12.5%	12.5%	13.0%	15.8%	15.9%	15.4%	16.0%
Tier 1 capital	7.0	6.0	14.9	15.1	15.3	15.9	15.8	15.9	15.4	16.0
Total capital	9.0	8.0	17.1	17.3	17.4	18.1	17.1	17.3	16.9	17.6
Tier 1 leverage	4.0	4.0	6.9	6.9	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2016 was calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2016. See Table 37: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015. See Table 37: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.

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
State Street's common equity tier 1 capital decreased $29 million as of March 31, 2016 compared to December 31, 2015 as a result of purchases by us of our common stock of approximately $325 million, declarations of common and preferred stock dividends of $184 million and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets, partially offset by net income and the positive effect of foreign currency translation on accumulated other comprehensive income. Over the same period, State Street's tier 1 capital decreased $232 million, as trust preferred capital securities were fully phased-out of tier 1 capital. Total capital decreased $158 million under advanced approaches and total capital decreased $155 million under standardized approach due to the changes to tier 1 capital, partially offset by the inclusion of trust preferred capital securities in tier 2 capital. State Street Bank's tier 1 capital increased $424 million, and total capital increased $321 million and $324 million under the advanced and standardized approaches, respectively, as of March 31, 2016, compared to December 31, 2015, the result of year-to-date net income and the previously-described impact to accumulated other comprehensive income, partially offset by the phase-in provisions of the Basel III final rule related to other intangible assets.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the quarter ended March 31, 2016 and for the year ended December 31, 2015.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches March 31, 2016	Basel III Standardized Approach March 31, 2016	Basel III Advanced Approaches December 31, 2015	Basel III Standardized Approach December 31, 2015
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,433	$12,433	$13,327	$13,327
Net income	368	368	1,980	1,980
Changes in treasury stock, at cost	(262)	(262)	(1,299)	(1,299)
Dividends declared	(184)	(184)	(666)	(666)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(315)	(315)	(58)	(58)
Effect of certain items in accumulated other comprehensive income (loss)	402	402	(780)	(780)
Other adjustments	(38)	(38)	(71)	(71)
Changes in common equity tier 1 capital	(29)	(29)	(894)	(894)
Common equity tier 1 capital balance, end of period	12,404	12,404	12,433	12,433
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,264	15,264	15,618	15,618
Change in common equity tier 1 capital	(29)	(29)	(894)	(894)
Net issuance of preferred stock	—	—	742	742
Trust preferred capital securities phased out of tier 1 capital	(237)	(237)	(238)	(238)
Other adjustments	34	34	36	36
Changes in tier 1 capital	(232)	(232)	(354)	(354)
Tier 1 capital balance, end of period	15,032	15,032	15,264	15,264
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,085	2,139	2,097	2,097
Net issuance and changes in long-term debt qualifying as tier 2	(99)	(99)	(260)	(260)
Trust preferred capital securities phased into tier 2 capital	177	177	238	238
Changes in ALLL and other	(3)	—	12	66
Change in other adjustments	(1)	(1)	(2)	(2)
Changes in tier 2 capital	74	77	(12)	42
Tier 2 capital balance, end of period	2,159	2,216	2,085	2,139
Total capital:
Total capital balance, beginning of period	17,349	17,403	17,715	17,715
Changes in tier 1 capital	(232)	(232)	(354)	(354)
Changes in tier 2 capital	74	77	(12)	42
Total capital balance, end of period	$17,191	$17,248	$17,349	$17,403

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the quarter ended March 31, 2016 and for the year ended December 31, 2015.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	March 31, 2016	December 31, 2015
Total risk-weighted assets, beginning of period	$99,552	$107,827
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	220	597
Net increase (decrease) in loans and leases	(15)	(944)
Net increase (decrease) in securitization exposures	(484)	(9,569)
Net increase (decrease) in repo-style transaction exposures	387	842
Net increase (decrease) in OTC derivatives exposures	1,390	(1,317)
Net increase (decrease) in all other(1)	(366)	(4,750)
Net increase (decrease) in credit risk-weighted assets	1,132	(15,141)
Net increase (decrease) in credit valuation adjustment	494	(618)
Net increase (decrease) in market risk-weighted assets	(894)	(532)
Net increase (decrease) in operational risk-weighted assets	349	8,016
Total risk-weighted assets, end of period	$100,633	$99,552

(1) Includes assets not in a definable category, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of March 31, 2016, total advanced approaches risk-weighted assets increased $1.08 billion compared to December 31, 2015, primarily due to a $1.39 billion increase in credit risk for over-the-counter foreign exchange derivatives resulting from an increase in both volumes and market values and a corresponding increase in CVA of $494 million. Credit risk also reflected an increase in securities finance agency lending and purchases of HQLA securities, mostly offset by maturities and amortization of the securitized investment portfolio. The increase in credit risk was partially offset by a reduction in market risk resulting from a lower stressed VaR.
As of December 31, 2015, total advanced approaches risk-weighted assets decreased $8.28 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and amortization of the securitized investment portfolio and the subsequent reinvestment in HQLA, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds, and a decline in over-the-counter foreign exchange derivatives mainly due to a decrease in volumes and the addition of new netting agreements. The decreases were partially offset by an $8.02 billion increase in operational risk, which reflects adjustments to the model inputs.
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the quarter ended March 31, 2016 and for the year ended December 31, 2015.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	Quarter Ended March 31, 2016	Year Ended December 31, 2015
Total estimated risk-weighted assets, beginning of period (1)	$95,893	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(235)	(2,579)
Net increase (decrease) in loans and leases	845	(539)
Net increase (decrease) in securitization exposures	(484)	(9,569)
Net increase (decrease) in repo-style transaction exposures	3,495	(7,535)
Net increase (decrease) in OTC derivatives exposures	905	(4,007)
Net increase (decrease) in all other(2)	92	(4,357)
Net increase (decrease) in credit risk-weighted assets	4,618	(28,586)
Net increase (decrease) in market risk-weighted assets	(894)	(532)
Total risk-weighted assets, end of period	$99,617	$95,893

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of March 31, 2016, total standardized approach risk-weighted assets increased $3.72 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in over-the-counter foreign exchange derivatives resulting from both higher volumes and market values and an increase in loans, partially offset by maturities and amortization of the securitized investment portfolio and a reduction in market risk resulting from a lower stressed VaR.
As of December 31, 2015, total standardized approach risk-weighted assets decreased $29.12 billion compared to December 31, 2014, primarily the result of a reduction in credit risk due to sales, maturities and pay-downs of both securitized and wholesale investment portfolio and the subsequent reinvestment in HQLA, a decrease in securities financing exposure, a decrease associated with the usage of the alternative modified look through approach for investments in investment funds and a decline in over-the-counter foreign exchange derivatives primarily due to a decrease in volumes and the addition of new netting agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The regulatory capital ratios as of March 31, 2016, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of March 31, 2016, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of March 31, 2016, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on an estimated, pro forma basis under the fully phased-in provisions of the Basel III final rule. Pro forma fully phased-in capital ratios calculated in accordance with both approaches as of March 31, 2016, are preliminary estimates, based on our present interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
March 31, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$18,737	$56	$18,793	$18,737	$56	$18,793
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,242)	(542)	(6,784)	(6,242)	(542)	(6,784)
Other adjustments				(91)	(61)	(152)	(91)	(61)	(152)
Common equity tier 1 capital				12,404	(547)	11,857	12,404	(547)	11,857
Additional tier 1 capital:
Preferred stock				2,703	—	2,703	2,703	—	2,703
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(75)	61	(14)	(75)	61	(14)
Additional tier 1 capital				2,628	61	2,689	2,628	61	2,689
Tier 1 capital				15,032	(486)	14,546	15,032	(486)	14,546
Tier 2 capital:
Qualifying subordinated long-term debt				1,259	—	1,259	1,259	—	1,259
Trust preferred capital securities				890	(45)	845	890	(45)	845
ALLL and other				9	—	9	66	—	66
Other				1	(1)	—	1	(1)	—
Tier 2 capital				2,159	(46)	2,113	2,216	(46)	2,170
Total capital				$17,191	$(532)	$16,659	$17,248	$(532)	$16,716
Risk weighted assets				$100,633	$95	$100,728	$99,617	$89	$99,706
Adjusted average assets				217,029	(357)	216,672	217,029	(357)	216,672
Total assets for SLR				241,793	(357)	241,436	241,793	(357)	241,436
Capital ratios(2):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(3)	4.5%	5.5%	8.5%	12.3%		11.8%	12.5%		11.9%
Tier 1 capital	6.0	7.0	10.0	14.9		14.4	15.1		14.6
Total capital	8.0	9.0	12.0	17.1		16.5	17.3		16.8
Tier 1 leverage	4.0	NA	NA	6.9		6.7	6.9		6.7
Supplementary leverage	5.0	NA	NA	6.2		6.0	6.2		6.0

NA: Not applicable.
(1) As of March 31, 2016, represents State Street's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2016.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
March 31, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate(1)	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate(1)
Total common shareholders' equity				$21,097	$63	$21,160	$21,097	$63	$21,160
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,938)	(506)	(6,444)	(5,938)	(506)	(6,444)
Other adjustments				(88)	—	(88)	(88)	—	(88)
Common equity tier 1 capital				15,071	(443)	14,628	15,071	(443)	14,628
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,071	(443)	14,628	15,071	(443)	14,628
Tier 2 capital:
Qualifying subordinated long-term debt				1,271	—	1,271	1,271	—	1,271
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				5	—	5	66	—	66
Other				—	—	—	—	—	—
Tier 2 capital				1,276	—	1,276	1,337	—	1,337
Total capital				$16,347	$(443)	$15,904	$16,408	$(443)	$15,965
Risk weighted assets				$95,675	$(437)	$95,238	$95,004	$(412)	$94,592
Adjusted average assets				212,843	(322)	212,521	212,843	(322)	212,521
Total assets for SLR				237,292	(322)	236,970	237,292	(322)	236,970
Capital ratios(2):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(3)	4.5%	5.5%	8.5%	15.8%		15.4%	15.9%		15.5%
Tier 1 capital	6.0	7.0	10.0	15.8		15.4	15.9		15.5
Total capital	8.0	9.0	12.0	17.1		16.7	17.3		16.9
Tier 1 leverage	4.0	NA	NA	7.1		6.9	7.1		6.9
Supplementary leverage	6.0	NA	NA	6.4		6.2	6.4		6.2

NA: Not applicable.
(1) As of March 31, 2016, represents State Street Bank's estimates calculated in conformity with the fully phased-in provisions of the Basel III Final rule for both Basel III advanced and standardized approaches, based on our current interpretations of the Basel III final rule as applied to our businesses and operations as of March 31, 2016.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. The Federal Reserve issued an order extending the Volcker rule's general conformance period until July 21, 2016 for legacy covered funds and announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017. As a result, for legacy covered funds, the Volcker rule capital deduction will not become effective until July 21, 2017. For additional information on the Volcker rule, refer to pages 10 to 11 in our 2015 Form 10-K.
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
Estimated pro forma fully phased-in supplementary leverage ratios as of March 31, 2016 are preliminary estimates by State Street, and are calculated based on our current interpretations of the SLR final rule and as applied to our businesses and operations as of March 31, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
March 31, 2016	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,032	$(486)	$14,546
On- and off-balance sheet leverage exposure	247,923	—	247,923
Less: regulatory deductions	(6,130)	(357)	(6,487)
Total assets for SLR	$241,793	$(357)	$241,436
Supplementary leverage ratio	6.2%	(0.2)%	6.0%

State Street Bank:
Tier 1 capital	$15,071	$(443)	$14,628
On- and off-balance sheet leverage exposure	243,043	—	243,043
Less: regulatory deductions	(5,751)	(322)	(6,073)
Total assets for SLR	$237,292	$(322)	$236,970
Supplementary leverage ratio	6.4%	(0.2)%	6.2%
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2016:

TABLE 44: PREFERRED STOCK ISSUED AND OUTSTANDING
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

The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicted:

TABLE 45: PREFERRED STOCK DIVIDENDS
	Quarters Ended March 31,
	2016			2015
	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)(1)	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,833	0.46	14
Series F	2,625	26.25	20	—	—	—
Total			$49			$31

(1) Dividends were paid in March 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In April 2016, we issued 20 million depositary shares, each representing 1/4,000th ownership interest in shares of State Street's fixed-to-floating rate non-cumulative perpetual preferred stock, Series G, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering.
Common Stock
In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under the 2015 program during the quarter ended March 31, 2016.

TABLE 46: SHARES REPURCHASED
	Quarter Ended March 31, 2016
	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)
2015 Program	5.6	$57.88	$325
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 47: COMMON STOCK DIVIDENDS
	Quarters Ended March 31,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2016		2015
Common Stock	$0.34	$135	$0.30	$124
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to “Related Stockholder Matters” included under Item 5, and in Note 15 to the consolidated financial statements in our 2015 Form 10-K.
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

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $337.94 billion as of March 31, 2016, compared to $320.44 billion as of December 31, 2015. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $351.58 billion and $335.42 billion as collateral for indemnified securities on loan as of March 31, 2016 and December 31, 2015, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $351.58 billion and $335.42 billion, referenced above, $67.01 billion and $63.06 billion was invested in indemnified repurchase agreements as of March 31, 2016 and December 31, 2015, respectively. We or our agents held $70.74 billion and $67.02 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2016 and December 31, 2015, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk associated with our trading activities, market risk governance, covered positions, VaR, stress testing and stressed VaR, refer to pages 95 to 101 in our 2015 Form 10-K.
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2016, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of March 31, 2016.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2016, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Fee revenue:
Servicing fees	$1,242	$1,268
Management fees	270	301
Trading services	272	324
Securities finance	134	101
Processing fees and other	52	61
Total fee revenue	1,970	2,055
Net interest revenue:
Interest revenue	629	642
Interest expense	117	96
Net interest revenue	512	546
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	2	—
Losses from other-than-temporary impairment	—	(1)
Losses reclassified (from) to other comprehensive income	—	—
Gains (losses) related to investment securities, net	2	(1)
Total revenue	2,484	2,600
Provision for loan losses	4	4
Expenses:
Compensation and employee benefits	1,107	1,087
Information systems and communications	272	247
Transaction processing services	200	197
Occupancy	113	113
Acquisition and restructuring costs	104	6
Professional services	93	96
Amortization of other intangible assets	49	50
Other	112	301
Total expenses	2,050	2,097
Income before income tax expense	430	499
Income tax expense	62	94
Net income	$368	$405
Net income available to common shareholders	$319	$373
Earnings per common share:
Basic	$.80	$.90
Diluted	.79	.89
Average common shares outstanding (in thousands):
Basic	399,421	412,225
Diluted	403,615	418,750
Cash dividends declared per common share	$.34	$.30

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$368	$405
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $9 and ($64), respectively	306	(699)
Net unrealized gains (losses) on available-for-sale securities, net of related taxes of $171 and $123, respectively	260	194
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($12) and ($10), respectively	(19)	(15)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $3, respectively	1	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($45) and ($8), respectively	(68)	12
Net unrealized gains (losses) on retirement plans, net of related taxes of $2 and $4, respectively	(2)	5
Other comprehensive income (loss)	478	(499)
Total comprehensive income (loss)	$846	$(94)

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

	March 31, 2016	December 31, 2015
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,735	$1,207
Interest-bearing deposits with banks	65,032	75,338
Securities purchased under resale agreements	3,722	3,404
Trading account assets	873	849
Investment securities available for sale	71,086	70,070
Investment securities held to maturity (fair value of $31,555 and $29,798)	31,212	29,952
Loans and leases (less allowance for losses of $47 and $46)	19,140	18,753
Premises and equipment (net of accumulated depreciation of $4,929 and $4,820)	1,949	1,894
Accrued interest and fees receivable	2,371	2,346
Goodwill	5,733	5,671
Other intangible assets	1,749	1,768
Other assets	37,083	33,903
Total assets	$243,685	$245,155
Liabilities:
Deposits:
Noninterest-bearing	$54,248	$65,800
Interest-bearing—U.S.	31,159	29,958
Interest-bearing—non-U.S.	100,109	95,869
Total deposits	185,516	191,627
Securities sold under repurchase agreements	4,224	4,499
Federal funds purchased	23	6
Other short-term borrowings	1,683	1,748
Accrued expenses and other liabilities	20,388	14,643
Long-term debt	10,323	11,497
Total liabilities	222,157	224,020
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,739	9,746
Retained earnings	16,233	16,049
Accumulated other comprehensive income (loss)	(964)	(1,442)
Treasury stock, at cost (108,316,401 and 104,227,647 shares)	(6,719)	(6,457)
Total shareholders’ equity	21,496	21,103
Non-controlling interest-equity	32	32
Total equity	21,528	21,135
Total liabilities and equity	$243,685	$245,155

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,737	$(507)	88,685	$(5,158)	$21,328
Net income					405				405
Other comprehensive loss						(499)			(499)
Cash dividends declared:
Common stock - $.30 per share					(124)				(124)
Preferred stock					(31)				(31)
Common stock acquired							6,277	(470)	(470)
Common stock awards and options exercised, including income tax benefit of $34				(47)			(2,400)	109	62
Other					(1)		7		(1)
Balance as of March 31, 2015	$1,961	503,880	$504	$9,744	$14,986	$(1,006)	92,569	$(5,519)	$20,670
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					368				368
Other comprehensive income						478			478
Cash dividends declared:
Common stock - $.34 per share					(135)				(135)
Preferred stock					(49)				(49)
Common stock acquired							5,615	(325)	(325)
Common stock awards and options exercised, including income tax benefit of $3				(7)			(1,542)	64	57
Other							15	(1)	(1)
Balance as of March 31, 2016	$2,703	503,880	$504	$9,739	$16,233	$(964)	108,316	$(6,719)	$21,496
The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2016	2015
Operating Activities:
Net income	$368	$405
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax (benefit) expense	(23)	—
Amortization of other intangible assets	49	50
Other non-cash adjustments for depreciation, amortization and accretion, net	183	136
(Gains) losses related to investment securities, net	(2)	1
Change in trading account assets, net	(24)	(221)
Change in accrued interest and fees receivable, net	(25)	(39)
Change in collateral deposits, net	(776)	(3,199)
Change in unrealized losses on foreign exchange derivatives, net	2,366	563
Change in other assets, net	(874)	1,527
Change in accrued expenses and other liabilities, net	1,293	986
Other, net	317	188
Net cash used in operating activities	2,852	397
Investing Activities:
Net decrease in interest-bearing deposits with banks	10,306	10,125
Net (increase) in securities purchased under resale agreements	(318)	(8,941)
Proceeds from sales of available for sale securities	226	1,656
Proceeds from maturities of available for sale securities	6,544	6,467
Purchases of available for sale securities	(6,947)	(10,979)
Proceeds from maturities of held to maturity securities	618	993
Purchases of held to maturity securities	(1,782)	(2)
Net increase in loans and leases	(378)	(111)
Purchases of equity investments and other long-term assets	(80)	(114)
Purchases of premises and equipment, net	(168)	(96)
Other, net	6	11
Net cash provided by (used in) investing activities	8,027	(991)
Financing Activities:
Net increase (decrease) in time deposits	3,087	(2,224)
Net (decrease) increase in all other deposits	(9,202)	4,536
Net (decrease) increase in other short-term borrowings	(323)	1,194
Proceeds from issuance of long-term debt, net of issuance costs	—	(915)
Payments for long-term debt and obligations under capital leases	(1,410)	—
Proceeds from exercises of common stock options	—	4
Purchases of common stock	(268)	(470)
Excess tax benefit related to stock-based compensation	3	34
Repurchases of common stock for employee tax withholding	(54)	(115)
Payments for cash dividends	(184)	(156)
Net cash (used in) provided by financing activities	(8,351)	1,888
Net increase	2,528	1,294
Cash and due from banks at beginning of period	1,207	1,855
Cash and due from banks at end of period	$3,735	$3,149

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use acronyms and other defined terms and abbreviations, as defined on the acronym list following the table of contents to this Form 10-Q.

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
The accompanying Consolidated Financial Statements should be read in conjunction with the financial and risk factor information included in our 2015 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2015 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by GAAP for a complete set of consolidated financial statements.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recent Accounting Developments:

Relevant standards that were recently issued but not yet adopted
Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard, and its related amendments, will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements with customers. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.
		January 1, 2018	We are currently assessing the impact of the standard and its amendments on our consolidated financial statements and evaluating the alternative methods of adoption.
ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard makes limited amendments to the guidance on the classification and measurement of financial instruments. Under the new standard, all equity securities will be measured at fair value through earnings with certain exceptions, including investments accounted for under the equity method of accounting. In addition, the FASB clarified the guidance related to valuation allowance assessments when recognizing deferred tax assets on unrealized losses on available-for-sale debt securities. This standard must be applied on a retrospective basis.
		January 1, 2018	We are currently assessing the impact of the standard on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842)
The standard represents a wholesale change to lease accounting and requires all leases, other than short-term leases, to be reported on balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires extensive disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities.
January 1, 2019
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)
The standard clarifies that a change in the counterparty to a derivative instrument that is designated as a hedging instrument would result in dedesignation of the hedging relationship. This may be applied on a prospective or modified retrospective basis.
		January 1, 2017	Our adoption of the standard will not have a material impact on our consolidated financial statements.
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the guidance related to stock compensation, including the accounting for income taxes by eliminating the windfall pool and requiring recognition of all excess tax benefits and deficiencies within the statement of income, as well as changes in the accounting for forfeitures, classification in the statement of cash flows and tax withholding requirements.
January 1, 2017
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate increased income statement volatility due to the recognition of all excess tax benefits and deficiencies within the statement of income.

Relevant standards that were adopted during the quarter ended March 31, 2016:
We adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016. The implementation of the new standard did not result in any changes to our previous consolidation conclusions.
We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016 with retrospective application for all prior periods presented. The implementation of this standard resulted in debt issuance costs of $36 million and $37 million as of March 31, 2016 and December 31, 2015, respectively, being netted against long-term debt in our consolidated statement of condition.
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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to Note 2 to the consolidated financial statements on pages 132 to 142 of our 2015 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the three months ended March 31, 2016 or the year ended December 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of March 31, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$51	$—	$—		$51
Non-U.S. government securities	486	—	—		486
Other	4	332			336
Total trading account assets	541	332	—		873
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	5,848	494	—		6,342
Mortgage-backed securities	—	17,934	300		18,234
Asset-backed securities:
Student loans	—	6,631	186		6,817
Credit cards	—	1,368	—		1,368
Sub-prime	—	388	—		388
Other(2)	—	—	1,813		1,813
Total asset-backed securities	—	8,387	1,999		10,386
Non-U.S. debt securities:
Mortgage-backed securities	—	7,612	—		7,612
Asset-backed securities	—	2,577	127		2,704
Government securities	—	5,070	—		5,070
Other(3)	—	4,714	295		5,009
Total non-U.S. debt securities	—	19,973	422		20,395
State and political subdivisions	—	9,994	32		10,026
Collateralized mortgage obligations	—	2,856	82		2,938
Other U.S. debt securities	—	2,231	—		2,231
U.S. equity securities	—	40	—		40
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	473	—		473
Non-U.S. money-market mutual funds	—	18	—		18
Total investment securities available for sale	5,848	62,403	2,835		71,086
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,300	—	$(10,543)	5,757
Interest-rate contracts	—	371	—	(316)	55
Other derivative contracts	—	3	—	(2)	1
Total derivative instruments	—	16,674	—	(10,861)	5,813
Other	114	—	—	—	114
Total assets carried at fair value	$6,503	$79,409	$2,835	$(10,861)	$77,886
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$3	$—	$—	$—	$3
Non-U.S. government securities	94	—	—	—	94
Other	8	13	—	—	21
Derivative instruments:
Foreign exchange contracts	—	15,786	—	(8,508)	7,278
Interest-rate contracts	—	206	—	(41)	165
Other derivative contracts	—	144	—	(2)	142
Total derivative instruments	—	16,136	—	(8,551)	7,585
Other	114	—	—	—	114
Total liabilities carried at fair value	$219	$16,149	$—	$(8,551)	$7,817

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $3.17 billion and $856 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2016, the fair value of other asset-backed securities was primarily composed of $1.81 billion of collateralized loan obligations.
(3) As of March 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3.38 billion of covered bonds and $741 million of corporate bonds.

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
Derivatives instruments:
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

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $776 million and $1.118 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2015, the fair value of other asset-backed securities was primarily composed of $1.76 billion of collateralized loan obligations.
(3) As of December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3.18 billion of covered bonds and $613 million of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three months ended March 31, 2016 and 2015, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended March 31, 2016 and 2015, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of March 31, 2016(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2016
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$300	$—	$—	$300
Asset-backed securities:
Student loans	189	—	(3)	—	—	—	186
Other	1,764	7	(11)	113	(60)	—	1,813
Total asset-backed securities	1,953	7	(14)	113	(60)	—	1,999
Non-U.S. debt securities:
Asset-backed securities	174	—	—	53	(18)	(82)	127
Other	255	—	(2)	29	13	—	295
Total non-U.S. debt securities	429	—	(2)	82	(5)	(82)	422
State and political subdivisions	33	—	—	—	(1)	—	33
Collateralized mortgage obligations	39	—	—	50	(7)	—	82
Other U.S. debt securities	10	—	—	—	(10)	—	—
Total investment securities available for sale	2,464	7	(16)	545	(83)	(82)	2,835
Other assets:
Derivative instruments:
Derivative instruments, foreign exchange contracts	5	3	—	—	(8)	—	—	$—
Total derivative instruments	5	3	—	—	(8)	—	—	—
Total assets carried at fair value	$2,469	$10	$(16)	$545	$(91)	$(82)	$2,835	$—

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized (Gains) Losses	Settlements	Fair Value as of March 31, 2016(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of March 31, 2016
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$5	$5	$(10)	$—	$—
Total derivative instruments	5	5	(10)	—	—
Total liabilities carried at fair value	$5	$5	$(10)	$—	$—

(1) There were no transfers of assets into level 3 during the three months ended March 31, 2016.
(2) There were no transfers of liabilities into or out of level 3 during the three months ended March 31, 2016.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of March 31, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Asset-backed securities:
Student loans	$259	$—	$1	$—	$(3)	$—	$257
Other	3,780	12	(12)	—	(147)	—	3,633
Total asset-backed securities	4,039	12	(11)	—	(150)	—	3,890
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	43
Asset-backed securities	295	1	—	—	(68)	—	228
Other	371	—	1	111	(41)	—	442
Total non-U.S. debt securities	666	1	1	154	(109)	—	713
State and political subdivisions	38	—	(1)	—	—	—	37
Collateralized mortgage obligations	614	—	—	293	(36)	(349)	522
Other U.S. debt securities	9	—	—	—	—	—	9
Total investment securities available for sale	5,366	13	(11)	447	(295)	(349)	5,171
Other assets:
Derivative instruments:
Derivative instruments, foreign exchange contracts	81	131	—	36	(63)	—	185	$107
Total derivative instruments	81	131	—	36	(63)	—	185	107
Total assets carried at fair value	$5,447	$144	$(11)	$483	$(358)	$(349)	$5,356	$107

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of March 31, 2015 (2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$109	$37	$(48)	$172	$93
Other	9	—	—	—	9	—
Total derivative instruments	83	109	37	(48)	181	93
Total liabilities carried at fair value	$83	$109	$37	$(48)	$181	$93

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended March 31,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial instruments Held as of March 31,
(In millions)	2016	2015	2016	2015
Fee revenue:
Trading services	$(2)	$22	$—	$14
Total fee revenue	(2)	22	—	14
Net interest revenue	7	13	—	—
Total revenue	$5	$35	$—	$14
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2016	As of December 31, 2015	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2016	As of December 31, 2015
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$24	$28	Discounted cash flows	Credit spread	(0.2)%	(0.1)%
State and political subdivisions	32	33	Discounted cash flows	Credit spread	2.2	2.2
Derivative instruments, foreign exchange contracts	—	5	Option model	Volatility	—	9.3
Total	$56	$66
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$5	Option model	Volatility	—	9.2
Total	$—	$5

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

March 31, 2016	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$300	$300
Asset-backed securities, student loans	—	186	186
Asset-backed securities, other	24	1,789	1,813
Non-U.S. debt securities, asset-backed securities	—	127	127
Non-U.S. debt securities, other	—	295	295
State and political subdivisions	32	—	32
Collateralized mortgage obligations	—	82	82
Total	$56	$2,779	$2,835

(1) Information with respect to these model-priced financial assets and liabilities is provided in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$189	$189
Asset-backed securities, other	28	1,736	1,764
Non-U.S. debt securities, asset-backed securities	—	174	174
Non-U.S. debt securities, other	—	255	255
State and political subdivisions	33	—	33
Collateralized mortgage obligations	—	39	39
Other U.S. debt securities	—	10	10
Derivative instruments, foreign exchange contracts	5	—	5
Total	$66	$2,403	$2,469
Liabilities:
Derivative instruments, foreign exchange contracts	$5	$—	$5
Total	$5	$—	$5

(1) Information with respect to these model-priced financial assets and liabilities is provided in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

We use internally-developed pricing models that incorporate discounted cash flow and option model techniques to measure the fair value of certain level-3 financial assets and liabilities. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding tables. Accordingly, changes in these unobservable inputs may have a significant impact on fair value.

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

			Fair-Value Hierarchy
March 31, 2016	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,735	$3,735	$3,735	$—	$—
Interest-bearing deposits with banks	65,032	65,032	—	65,032	—
Securities purchased under resale agreements	3,722	3,722	—	3,722	—
Investment securities held to maturity	31,212	31,555	—	31,555	—
Net loans (excluding leases)	18,242	18,211	—	18,100	111
Financial Liabilities:
Deposits:
Noninterest-bearing	$54,248	$54,248	$—	$54,248	$—
Interest-bearing - U.S.	31,159	31,159	—	31,159	—
Interest-bearing - non-U.S.	100,109	100,109	—	100,109	—
Securities sold under repurchase agreements	4,224	4,224	—	4,224	—
Federal funds purchased	23	23	—	23	—
Other short-term borrowings	1,683	1,683	—	1,683	—
Long-term debt	10,323	10,285	—	9,905	380

			Fair-Value Hierarchy
December 31, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,207	$1,207	$1,207	$—	$—
Interest-bearing deposits with banks	75,338	75,338	—	75,338	—
Securities purchased under resale agreements	3,404	3,404	—	3,404	—
Investment securities held to maturity	29,952	29,798	—	29,798	—
Net loans (excluding leases)(1)	17,838	17,792	—	17,667	125
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,800	$65,800	$—	$65,800	$—
Interest-bearing - U.S.	29,958	29,958	—	29,958	—
Interest-bearing - non-U.S.	95,869	95,869	—	95,869	—
Securities sold under repurchase agreements	4,499	4,499	—	4,499	—
Federal funds purchased	6	6	—	6	—
Other short-term borrowings	1,748	1,748	—	1,748	—
Long-term debt	11,497	11,604	—	11,215	389

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2015 .

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,321	$23	$2	$6,342	$5,717	$6	$5	$5,718
Mortgage-backed securities	18,028	243	37	18,234	18,168	131	134	18,165
Asset-backed securities:
Student loans(1)	7,052	9	244	6,817	7,358	16	198	7,176
Credit cards	1,390	9	31	1,368	1,378	—	37	1,341
Sub-prime	421	1	34	388	448	2	31	419
Other(2)	1,784	35	6	1,813	1,724	43	3	1,764
Total asset-backed securities	10,647	54	315	10,386	10,908	61	269	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,581	57	26	7,612	7,010	72	11	7,071
Asset-backed securities	2,709	2	7	2,704	3,272	2	7	3,267
Government securities	5,057	13	—	5,070	4,348	7	—	4,355
Other(3)	4,985	34	10	5,009	4,817	29	12	4,834
Total non-U.S. debt securities	20,332	106	43	20,395	19,447	110	30	19,527
State and political subdivisions	9,614	443	31	10,026	9,402	371	27	9,746
Collateralized mortgage obligations	2,900	47	9	2,938	2,993	16	22	2,987
Other U.S. debt securities	2,211	36	16	2,231	2,611	31	18	2,624
U.S. equity securities	34	9	3	40	33	9	3	39
Non-U.S. equity securities	3	—	—	3	3	—	—	3
U.S. money-market mutual funds	473	—	—	473	542	—	—	542
Non-U.S. money-market mutual funds	18	—	—	18	19	—	—	19
Total	$70,581	$961	$456	$71,086	$69,843	$735	$508	$70,070
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$22,603	$298	$6	$22,895	$20,878	$2	$217	$20,663
Mortgage-backed securities	588	3	—	591	610	2	8	604
Asset-backed securities:
Student loans(1)	1,544	—	56	1,488	1,592	—	47	1,545
Credit cards	897	1	—	898	897	—	1	896
Other	277	—	1	276	366	2	1	367
Total asset-backed securities	2,718	1	57	2,662	2,855	2	49	2,808
Non-U.S. debt securities:
Mortgage-backed securities	2,147	104	31	2,220	2,202	109	26	2,285
Asset-backed securities	1,109	—	4	1,105	1,415	4	3	1,416
Government securities	273	2	—	275	239	—	1	238
Other	217	3	—	220	65	—	—	65
Total non-U.S. debt securities	3,746	109	35	3,820	3,921	113	30	4,004
State and political subdivisions	—	—	—	—	1	—	—	1
Collateralized mortgage obligations	1,557	52	22	1,587	1,687	60	29	1,718
Total	$31,212	$463	$120	$31,555	$29,952	$179	$333	$29,798

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2016 and December 31, 2015, the fair value of other ABS was primarily composed of $1.81 billion and $1.76 billion, respectively, of collateralized loan obligations.
(3) As of March 31, 2016 and December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3.38 billion and $3.18 billion, respectively, of covered bonds and $741 million and $613 million, as of March 31, 2016 and December 31, 2015, respectively, of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $32.61 billion and $34.18 billion as of March 31, 2016 and December 31, 2015, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$106	$1	$116	$1	$222	$2
Mortgage-backed securities	1,127	3	3,630	34	4,757	37
Asset-backed securities:
Student loans	2,886	70	3,154	174	6,040	244
Credit cards	50	—	500	31	550	31
Sub-prime	1	—	365	34	366	34
Other	1,165	5	45	1	1,210	6
Total asset-backed securities	4,102	75	4,064	240	8,166	315
Non-U.S. debt securities:
Mortgage-backed securities	2,265	13	809	13	3,074	26
Asset-backed securities	1,656	6	250	1	1,906	7
Government securities	657	—	—	—	657	—
Other	1,499	5	401	5	1,900	10
Total non-U.S. debt securities	6,077	24	1,460	19	7,537	43
State and political subdivisions	186	1	640	30	826	31
Collateralized mortgage obligations	343	2	282	7	625	9
Other U.S. debt securities	103	5	159	11	262	16
U.S. equity securities	1	—	5	3	6	3
Non-U.S. equity securities	1	—	—	—	1	—
Total	$12,046	$111	$10,356	$345	$22,402	$456
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$781	$3	$613	$3	$1,394	$6
Mortgage-backed securities	267	—	—	—	267	—
Asset-backed securities:
Student loans	967	33	521	23	1,488	56
Credit cards	307	—	—	—	307	—
Other	161	1	30	—	191	1
Total asset-backed securities	1,435	34	551	23	1,986	57
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	249	7	626	24	875	31
Asset-backed securities	814	3	60	1	874	4
Government securities	158	—	—	—	158	—
Total non-U.S. debt securities	1,221	10	686	25	1,907	35
Collateralized mortgage obligations	776	11	360	11	1,136	22
Total	$4,480	$58	$2,210	$62	$6,690	$120

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,123	$4	$121	$1	$3,244	$5
Mortgage-backed securities	5,729	48	3,166	86	8,895	134
Asset-backed securities:
Student loans	2,841	54	3,217	144	6,058	198
Credit cards	838	7	490	30	1,328	37
Sub-prime	7	—	387	31	394	31
Other	720	3	43	—	763	3
Total asset-backed securities	4,406	64	4,137	205	8,543	269
Non-U.S. debt securities:
Mortgage-backed securities	1,457	7	437	4	1,894	11
Asset-backed securities	2,190	7	22	—	2,212	7
Government securities	1,691	—	—	—	1,691	—
Other	1,548	5	527	7	2,075	12
Total non-U.S. debt securities	6,886	19	986	11	7,872	30
State and political subdivisions	206	1	658	26	864	27
Collateralized mortgage obligations	1,511	14	217	8	1,728	22
Other U.S. debt securities	475	9	178	9	653	18
Non-U.S. equity securities	—	—	5	3	5	3
Total	$22,336	$159	$9,468	$349	$31,804	$508
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$16,370	$120	$3,005	$97	$19,375	$217
Mortgage-backed securities	560	8	—	—	560	8
Asset-backed securities:
Student loans	896	25	615	22	1,511	47
Credit cards	636	1	—	—	636	1
Other	102	—	31	1	133	1
Total asset-backed securities	1,634	26	646	23	2,280	49
Non-U.S. debt securities:
Mortgage-backed securities	338	2	524	24	862	26
Asset-backed securities	1,015	3	69	—	1,084	3
Government securities	128	1	—	—	128	1
Other	—	—	43	—	43	—
Total non-U.S. debt securities	1,481	6	636	24	2,117	30
Collateralized mortgage obligations	634	9	537	20	1,171	29
Total	$20,679	$169	$4,824	$164	$25,503	$333

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of March 31, 2016:

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available for sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,002	$3,654	$246	$440	$6,342
Mortgage-backed securities	117	2,240	4,323	11,554	18,234
Asset-backed securities:
Student loans	465	3,851	1,455	1,046	6,817
Credit cards	6	259	1,103	—	1,368
Sub-prime	1	4	2	381	388
Other	6	219	1,439	149	1,813
Total asset-backed securities	478	4,333	3,999	1,576	10,386
Non-U.S. debt securities:
Mortgage-backed securities	1,202	3,707	896	1,807	7,612
Asset-backed securities	177	2,140	234	153	2,704
Government securities	3,233	1,691	146	—	5,070
Other	1,653	2,692	664	—	5,009
Total non-U.S. debt securities	6,265	10,230	1,940	1,960	20,395
State and political subdivisions	447	2,389	5,267	1,923	10,026
Collateralized mortgage obligations	282	47	528	2,081	2,938
Other U.S. debt securities	837	1,224	139	31	2,231
Total	$10,428	$24,117	$16,442	$19,565	$70,552
Held to maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$11,887	$10,633	$83	$22,603
Mortgage-backed securities	—	11	—	577	588
Asset-backed securities:
Student loans	50	142	244	1,108	1,544
Credit cards	39	641	217	—	897
Other	72	134	68	3	277
Total asset-backed securities	161	917	529	1,111	2,718
Non-U.S. debt securities:
Mortgage-backed securities	376	520	91	1,160	2,147
Asset-backed securities	116	993	—	—	1,109
Government securities	158	115	—	—	273
Other	98	119	—	—	217
Total non-U.S. debt securities	748	1,747	91	1,160	3,746
Collateralized mortgage obligations	196	70	302	989	1,557
Total	$1,105	$14,632	$11,555	$3,920	$31,212
The maturities of asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Three Months Ended March 31,
(In millions)	2016	2015
Balance, beginning of period	$92	$115
Additions:
Losses for which OTTI was previously recognized	—	1
Deductions:
Previously recognized losses related to securities sold or matured	(1)	(9)
Balance, end of period	$91	$107
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

Impairment:
We conduct periodic reviews of individual securities to assess whether OTTI exists. For more information about the review of securities for impairment, refer to Note 3 in the consolidated financial statements on pages 149 to 152 in our 2015 Form 10-K.
We had less than $1 million of OTTI in the three months ended March 31, 2016, compared to $1 million in the three months ended March 31, 2015, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding the OTTI recorded in the three months ended March 31, 2016, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $576 million related to 1,031 securities as of March 31, 2016 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans and leases into two segments: institutional and CRE. Within the institutional and CRE segments, we further segregate the receivables into classes based on their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to Note 4 to the consolidated financial statements on pages 152 to 156 in our 2015 Form 10-K.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	March 31, 2016	December 31, 2015
Institutional:
Investment funds:
U.S.	$11,681	$11,136
Non-U.S.	2,247	1,678
Commercial and financial:
U.S.	3,707	4,671
Non-U.S.	541	278
Purchased receivables:
U.S.	86	93
Non-U.S.	—	—
Lease financing:
U.S.	335	337
Non-U.S.	563	578
Total institutional	19,160	18,771
Commercial real estate:
U.S.	27	28
Total loans and leases	19,187	18,799
Allowance for loan losses	(47)	(46)
Loans and leases, net of allowance for loan losses	$19,140	$18,753

Short-duration advances to our clients included in the institutional segment were $4.08 billion and $2.62 billion as of March 31, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $3.27 billion and $3.14 billion of senior secured loans as of March 31, 2016 and December 31, 2015, respectively. These senior secured loans are included in the “speculative”, "special mention" and "substandard" categories in the credit-quality-indicator tables presented below. As of March 31, 2016 and December 31, 2015, our allowance for loan losses included approximately $36 million and $35 million, respectively, related to these loans.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional
March 31, 2016	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$13,563	$904	$86	$870	$27	$15,450
Speculative(2)	365	3,329	—	28	—	3,722
Special mention(3)	—	—	—	—	—	—
Substandard(4)	—	15	—	—	—	15
Total	$13,928	$4,248	$86	$898	$27	$19,187

	Institutional
December 31, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$12,415	$1,780	$93	$888	$28	$15,204
Speculative(2)	399	3,138	—	27	—	3,564
Special mention(3)	—	31	—	—	—	31
Substandard(4)	—	—	—	—	—	—
Total	$12,814	$4,949	$93	$915	$28	$18,799

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
(4) Substandard loans and leases consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	March 31, 2016			December 31, 2015
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$15	$—	$15	$—	$—	$—
Collectively evaluated for impairment	19,145	27	19,172	18,771	28	18,799
Total	$19,160	$27	$19,187	$18,771	$28	$18,799

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2016 and December 31, 2015, $1 million and zero, respectively, of the allowance for loan loss related to institutional loans individually evaluated for impairment. As of both March 31, 2016 and December 31, 2015, $46 million of the allowance for loan loss related to institutional loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of March 31, 2016			Three Months Ended March 31, 2016		As of December 31, 2015
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Average Recorded Investment	Interest Revenue Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$—	$—	$—	$34	$—
CRE—other—acquired credit-impaired	—	22	—	—	—	—	22	—
Total CRE	—	56	—	—	—	—	56	—
With an allowance recorded:
Institutional- commercial and financial lending	15	15	1	15	—	—	—	—
Total Institutional	15	15	1	15	—	—	—	—
Total CRE and institutional	$15	$71	$1	$15	$—	$—	$56	$—

(1) As of both March 31, 2016 and December 31, 2015, there was an additional allowance for loan losses of $46 million related to loans that were not impaired.

In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the three months ended March 31, 2016 and the year ended December 31, 2015.

As of March 31, 2016 and December 31, 2015, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan losses(1):
Beginning balance	$46	$37
Provision for loan losses	4	4
Charge-offs	(3)	—
Ending balance	$47	$41

(1) As of March 31, 2016, approximately $36 million of our allowance for loan losses was related to senior secured loans included in the institutional segment; the remaining $11 million was related to other institutional segment loans.
The provision of $4 million and the charge-offs of $3 million recorded in the three months ended March 31, 2016 were a result of exposure to senior secured loans to non-investment grade borrowers, purchased in connection with our participation in syndicated loans.
The provision of $4 million recorded in the three months ended March 31, 2015 was associated with the senior secured loans as the portfolio continues to grow and become more seasoned. The senior secured loans are held in connection with our participation in loan syndications in the non-investment grade lending market.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Three Months Ended March 31,
	2016			2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,641	$30	$5,671	$5,793	$33	$5,826
Foreign currency translation	61	1	62	(160)	(3)	(163)
Ending balance	$5,702	$31	$5,733	$5,633	$30	$5,663
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Three Months Ended March 31,
	2016			2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,753	$15	$1,768	$1,998	$27	$2,025
Amortization	(47)	(2)	(49)	(48)	(2)	(50)
Foreign currency translation and other, net	29	1	30	(81)	(2)	(83)
Ending balance	$1,735	$14	$1,749	$1,869	$23	$1,892
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2016			December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,523	$(1,251)	$1,272	$2,486	$(1,198)	$1,288
Core deposits	676	(258)	418	667	(246)	421
Other	153	(94)	59	147	(88)	59
Total	$3,352	$(1,603)	$1,749	$3,300	$(1,532)	$1,768

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2016	December 31, 2015
Collateral deposits, net	$23,065	$21,465
Derivative instruments, net	5,813	4,777
Bank-owned life insurance	3,098	3,078
Investments in joint ventures and other unconsolidated entities	2,191	2,034
Accounts receivable	1,240	1,018
Prepaid expenses	385	284
Receivable for securities settlement	345	311
Deferred tax assets, net of valuation allowance	221	182
Income taxes receivable	161	154
Deposits with clearing organizations	133	127
Other	431	473
Total	$37,083	$33,903
Note 7.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts and interest-rate futures. For information on our derivative instruments, including the related accounting policies, refer to Note 10 to the consolidated financial statements on pages 162 to 168 in our 2015 Form 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2016 and December 31, 2015, we had recorded approximately $3.89 billion and $1.40 billion, respectively, of cash collateral received from counterparties and approximately $1.11 billion and $1.65 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.

Certain of our derivative assets and liabilities as of March 31, 2016 and December 31, 2015 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2016 totaled approximately $1.49 billion, against which we provided $267 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of March 31, 2016 was approximately $1.22 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments:
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our net interest revenue. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. For additional information on derivatives not designated as hedging instruments, refer to Note 10 to the consolidated financial statements on pages 163 to 164 in our 2015 Form 10-K.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk and foreign currency risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value or cash flow hedges. For additional information on derivatives designated as hedging instruments, refer to Note 10 to the consolidated financial statements on pages 164 to 168 in our 2015 Form 10-K.
 Fair Value Hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 5.3 years as of March 31, 2016, compared to 5.4 years as of December 31, 2015.
We have entered into interest-rate swap agreements to modify our interest expense on six senior notes and two subordinated notes from fixed rates to floating rates. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The table below summarizes the maturities and the paid fixed interest rates for the hedged senior and subordinated notes:

March 31, 2016	Maturity	Paid Fixed Interest Rate
Senior Notes
	2018	1.35%
	2020	2.55%
	2021	4.38%
	2023	3.70%
	2024	3.30%
	2025	3.55%
Subordinated Notes
	2018	4.96%
	2023	3.10%
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
Cash Flow Hedges
We have entered into foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in foreign currency denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$197	$336
Futures	13,198	2,621
Foreign exchange contracts:
Forward, swap and spot	1,354,032	1,274,277
Options purchased	1	403
Options written	—	404
Futures	3	—
Credit derivative contracts:
Credit swap agreements	37	141
Commodity and equity contracts:
Commodity(1)	97	113
Equity(1)	25	87
Other:
Stable value contracts	24,771	24,583
Deferred value awards(2)	550	320
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	8,916	9,398
Foreign exchange contracts:
Forward and swap	5,789	4,515

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 11.
(2) Represents grants of deferred value awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest-rate risk. The following tables present the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

March 31, 2016(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$1,666
Long-term debt(2)	7,250
Total	$8,916

December 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available for sale	$1,698
Long-term debt(2)	7,700
Total	$9,398

(1) As of March 31, 2016 and December 31, 2015, there were no interest-rate contracts designated as cash flow hedges.
(2) As of March 31, 2016, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $340 million. As of December 31, 2015, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $105 million.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.44%	2.20%	3.53%	2.54%

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in Note 8.

Derivative Assets(1)
	Fair Value
(In millions)	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,799	$10,799
Interest-rate contracts	1	2
Other derivative contracts	3	5
Total	$15,803	$10,806
Derivatives designated as hedging instruments:
Foreign exchange contracts	$501	$517
Interest-rate contracts	370	133
Total	$871	$650

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,705	$10,795
Other derivative contracts	144	103
Interest-rate contracts	1	2
Total	$15,850	$10,900
Derivatives designated as hedging instruments:
Interest-rate contracts	$205	$180
Foreign exchange contracts	81	73
Total	$286	$253

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$154	$204
Interest-rate contracts	Processing fees and other revenue	2	1
Interest-rate contracts	Trading services revenue	(2)	—
Credit derivative contracts	Trading services revenue	(1)	—
Other derivative contracts	Trading services revenue	1	2
Total		$154	$207

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2016	2015
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$71	$59
Total		$71	$59

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended March 31,				Three Months Ended March 31,
(In millions)		2016	2015			2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$44	$(67)	Investment securities	Processing fees and other revenue	$(44)	$67
Foreign exchange contracts	Processing fees and other revenue	248	—	FX deposit	Processing fees and other revenue	(248)	—
Interest-rate contracts	Processing fees and other revenue	(30)	(25)	Available-for-sale securities	Processing fees and other revenue(1)	31	25
Interest-rate contracts	Processing fees and other revenue	248	68	Long-term debt	Processing fees and other revenue	(240)	(65)
Total		$510	$(24)			$(501)	$27

(1) For the three months ended March 31, 2016 and 2015, $19 million and $15 million, respectively, of unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI.
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2016	2015		2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$—	$(1)	Net interest revenue	$—	$—
Foreign exchange contracts	(113)	20	Net interest revenue		—	Net interest revenue	5	2
Total	$(113)	$20		$—	$(1)		$5	$2

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business. For additional information on offsetting arrangements, refer to Note 11 to the consolidated financial statements on pages 169 to 172 in our 2015 Form 10-K.
As of March 31, 2016 and December 31, 2015, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $3.44 billion and $3.05 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $970 million and $262 million, respectively.

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$16,300	$(7,684)	$8,616	$11,316	$(5,896)	$5,420
Interest-rate contracts	371	(9)	362	135	(5)	130
Equity derivative contracts	—	—	—	1	—	1
Other derivative contracts	3	(2)	1	4	(2)	2
Cash collateral netting	N/A	(3,166)	(3,166)	N/A	(776)	(776)
Total derivatives	$16,674	$(10,861)	$5,813	$11,456	$(6,679)	$4,777
Other financial instruments:
Resale agreements and securities borrowing(4)	$63,868	$(38,404)	$25,464	$62,522	$(38,997)	$23,525
Total derivatives and other financial instruments	$80,542	$(49,265)	$31,277	$73,978	$(45,676)	$28,302

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which are also carried at fair value. Refer to Note 1 to the consolidated financial statements on pages 129 to 132 in our 2015 Form 10-K for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $25,464 million as of March 31, 2016 were $3,722 million of resale agreements and $21,742 million of collateral provided related to securities borrowing. Included in the $23,525 million as of December 31, 2015 were $3,404 million of resale agreements and $20,121 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Cash and Securities Received(1)	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received(1)	Net Amount(2)
Derivatives	$5,813	$—	$(403)	$5,410	$4,777	$—	$(405)	$4,372
Resale agreements and securities borrowing	25,464	(92)	(24,882)	490	23,525	(63)	(22,812)	650
Total	$31,277	$(92)	$(25,285)	$5,900	$28,302	$(63)	$(23,217)	$5,022

(1) Includes securities in connection with our securities borrowing transactions.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$15,786	$(7,684)	$8,102	$10,868	$(5,896)	$4,972
Interest-rate contracts	206	(9)	197	182	(5)	177
Other derivative contracts	144	(2)	142	103	(2)	101
Cash collateral netting	N/A	(856)	(856)	N/A	(1,118)	(1,118)
Total derivatives	$16,136	$(8,551)	$7,585	$11,153	$(7,021)	$4,132
Other financial instruments:
Repurchase agreements and securities lending(4)	$46,420	$(38,404)	$8,016	$46,766	$(38,997)	$7,769
Total derivatives and other financial instruments	$62,556	$(46,955)	$15,601	$57,919	$(46,018)	$11,901

(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which are also carried at fair value. Refer to Note 1 to the consolidated financial statements on pages 129 to 132 in our 2015 Form 10-K for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $8,016 million as of March 31, 2016 were $4,224 million of repurchase agreements and $3,792 million of collateral received related to securities lending. Included in the $7,769 million as of December 31, 2015 were $4,499 million of repurchase agreements and $3,270 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	March 31, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Cash and Securities Provided(1)	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided(1)	Net Amount(2)
Derivatives	$7,585	$—	$(119)	$7,466	$4,132	$—	$(64)	$4,068
Repurchase agreements and securities lending	8,016	(92)	(5,797)	2,127	7,769	(63)	(5,287)	2,419
Total	$15,601	$(92)	$(5,916)	$9,593	$11,901	$(63)	$(5,351)	$6,487

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

The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of March 31, 2016:

	Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$36,454	$—	$—	$36,454
Non-U.S. sovereign debt	76	—	—	76
Total	36,530	—	—	36,530
Securities lending transactions:
Corporate debt securities	1	—	—	1
Equity securities	8,810	—	965	9,775
Non-U.S. sovereign debt	114	—	—	114
Total	8,925	—	965	9,890
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,455	$—	$965	$46,420

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to Note 12 in the consolidated financial statements on pages 173 to 174 in our 2015 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit generally through lines of credit and short-duration advance facilities totaling $23.57 billion and $22.58 billion as of March 31, 2016 and December 31, 2015, respectively. The maximum possible losses associated with these commitments, excluding the value of any collateral, equal the gross contractual amounts. As of March 31, 2016, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

(In millions)	March 31, 2016	December 31, 2015
Indemnified securities financing	$337,941	$320,436
Stable value protection	24,771	24,583
Asset purchase agreements	4,128	3,990
Standby letters of credit	4,293	4,700
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2016	December 31, 2015
Fair value of indemnified securities financing	$337,941	$320,436
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	351,581	335,420
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	67,008	63,055
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	70,743	67,016
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2016 and December 31, 2015, we had approximately $21.74 billion and $20.12 billion, respectively, of collateral provided and approximately $3.79 billion and $3.27 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

These contingencies are individually accounted for as derivative financial instruments. The notional amounts of the stable value contracts are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in Note 7. We have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
Note 10.    Contingencies
Legal and Regulatory Matters:
In the ordinary course of business, we and our subsidiaries are involved in disputes, litigation, and governmental or regulatory inquiries and investigations, both pending and threatened. These matters, if resolved adversely against us or settled, may result in monetary damages, fines and penalties or require changes in our business practices. The resolution or settlement of these matters is inherently difficult to predict. Based on our assessment of these pending matters, we do not believe that the amount of any judgment, settlement or other action arising from any pending matter is likely to have a material adverse effect on our consolidated financial condition.  However, an adverse outcome in certain of the matters described below could have a material adverse effect on our consolidated results of operations for the period in which such matter is resolved, or an accrual is determined to be required, on our consolidated financial condition, or on our reputation.
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

As of March 31, 2016, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $575 million (excluding the accrual of $240 million in connection with errors in invoicing certain of our Investment Servicing clients). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Twelve Months Ended December 31, 2015	280
Three Months Ended March 31, 2016	66
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
As of March 31, 2016, we have accrued a total of $565 million associated with our indirect foreign exchange business. This accrual reflects the current status of our ongoing efforts to seek to resolve the outstanding claims asserted in the United States against us by federal governmental entities and U.S. civil litigants with regard to our indirect foreign exchange business. Although we believe this recorded legal accrual will address the financial demands associated with these claims, significant non-financial terms remain outstanding. In addition, there can be no assurance that other claims will not be asserted in the future. Consequently, there can be no assurance that we will enter into these settlements, that the cost of any settlements or other resolutions of any such matters will not materially exceed our accruals or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us. An adverse outcome with respect to one or more claims, whether or not currently asserted, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.
Transition Management
In January 2014, we entered into a settlement with the U.K. FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. In April 2016, the U.S. Attorney’s office in Boston charged two former employees in our U.K. transition management business with criminal fraud in connection with their alleged role in this matter. We do not know at this time what actions the U.S. Attorney or the SEC will take with respect to State Street. Such actions could include civil or criminal proceedings and could involve significant fines or other sanctions or penalties, any of which could have a material adverse effect on our reputation or on client demand for our products and services. As of March 31, 2016, we had remaining accruals of approximately $2.0 million for indemnification costs associated with this matter.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in its compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

promulgated by OFAC. As part of this enforcement action, State Street is required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. If deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998 and our determination that we had incorrectly invoiced clients for expenses in the aggregate amount of approximately $240 million. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. In conjunction with that review, we are evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. We are in communication with certain governmental authorities about these matters, including the Department of Justice, the SEC, the Department of Labor and the Massachusetts Attorney General. In April 2016, the Massachusetts Secretary of State commenced an administrative enforcement proceeding against State Street Global Markets, LLC, alleging that our allegedly unethical behavior concerning expense invoices caused State Street Global Markets, LLC to violate state law governing the securities industry by virtue of our alleged control of State Street Global Markets, LLC. The complaint seeks to impose a censure, a fine and to provide for reimbursement or other relief. It is possible that we may be required to reimburse clients for additional amounts, clients or governmental authorities may assert other theories of liability, or we may become subject to other regulatory proceedings and litigation in connection with these matters, any of which could have a material adverse effect on our reputation or business, including on client demand for our products and services.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits totaled approximately $63 million as of both March 31, 2016 and December 31, 2015.
The Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2012 and 2013. We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of March 31, 2016 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to Note 14 to the consolidated financial statements on pages 176 to 177 in our 2015 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of March 31, 2016 and December 31, 2015, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $2.06 billion and $2.10 billion, respectively, and other short-term borrowings of $1.68 billion and $1.75 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 5.3 years as of March 31, 2016, compared to approximately 5.4 years as of December 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.71 billion and $546 million, respectively. As of March 31, 2016, $20 million of the standby bond-purchase agreements was utilized.
Interests in Sponsored Investment Funds:
As of March 31, 2016, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $330 million and $241 million, respectively. As of December 31, 2015, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $321 million and $228 million, respectively.
As of March 31, 2016, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $57 million and represented the value of our economic ownership interest in the fund.
As of March 31, 2016 and December 31, 2015, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $129 million and $75 million as of March 31, 2016 and December 31, 2015, respectively, and represented the carrying value of our seed capital investment, which is recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Shareholders' Equity

Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2016:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicted:

	Three Months Ended March 31,
	2016			2015
	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)(1)	Dividends Declared	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,833	0.46	14
Series F	2,625	26.25	20	—	—	—
Total			$49			$31

(1) Dividends were paid in March 2016.
In April 2016, we issued 20 million depositary shares, each representing 1/4,000th ownership interest in shares of State Street's fixed-to-floating rate non-cumulative perpetual preferred stock, Series G, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering.
Common Stock:
In March 2015 our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016, (the 2015 Program). The table below presents the activity under the 2015 program during the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)
2015 Program	5.6	$57.88	$325

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2016		2015
Common Stock	$0.34	$135	$0.30	$124
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2016	December 31, 2015
Net unrealized gains on cash flow hedges	$225	$293
Net unrealized gains (losses) on available-for-sale securities portfolio	266	9
Net unrealized gains (losses) related to reclassified available-for-sale securities	(24)	(28)
Net unrealized gains (losses) on available-for-sale securities	242	(19)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(129)	(109)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	—
Net unrealized losses on hedges of net investments in non-U.S. subsidiaries	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(15)	(16)
Net unrealized losses on retirement plans	(185)	(183)
Foreign currency translation	(1,088)	(1,394)
Total	$(964)	$(1,442)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(68)	238	—	1	(3)	306	474
Amounts reclassified into (out of) earnings	—	3	—	—	1	—	4
Other comprehensive income (loss)	(68)	241	—	1	(2)	306	478
Balance as of March 31, 2016	$225	$113	$(14)	$(15)	$(185)	$(1,088)	$(964)

	Three Months Ended March 31, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	11	179	—	5	—	(699)	(504)
Amounts reclassified into (out of) earnings	1	—	—	(1)	5	—	5
Other comprehensive income (loss)	12	179	—	4	5	(699)	(499)
Balance as of March 31, 2015	$288	$371	$(14)	$(25)	$(267)	$(1,359)	$(1,006)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related taxes of $0 and $0, respectively	$—	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($1) and $0, respectively	3	—	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	—	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($2) and ($4), respectively	1	5	Compensation and employee benefits expenses
Total reclassifications out of AOCI	$4	$5

Note 13.    Regulatory Capital
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors. For additional information on regulatory capital, and the requirements to which we are subject, refer to Note 16 to the consolidated financial statements on pages 180 and 181 in our 2015 Form 10-K.
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
As of March 31, 2016, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of March 31, 2016, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2016 that have changed the capital categorization of State Street Bank.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches March 31, 2016(1)	Basel III Standardized Approach March 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches March 31, 2016(1)	Basel III Standardized Approach March 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,243	$10,243	$10,250	$10,250	$10,941	$10,941	$10,938	$10,938
Retained earnings			16,233	16,233	16,049	16,049	10,997	10,997	10,655	10,655
Accumulated other comprehensive income (loss)			(1,020)	(1,020)	(1,422)	(1,422)	(841)	(841)	(1,230)	(1,230)
Treasury stock, at cost			(6,719)	(6,719)	(6,457)	(6,457)	—	—	—	—
Total			18,737	18,737	18,420	18,420	21,097	21,097	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,242)	(6,242)	(5,927)	(5,927)	(5,938)	(5,938)	(5,631)	(5,631)
Other adjustments			(91)	(91)	(60)	(60)	(88)	(88)	(85)	(85)
Common equity tier 1 capital			12,404	12,404	12,433	12,433	15,071	15,071	14,647	14,647
Preferred stock			2,703	2,703	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(75)	(75)	(109)	(109)	—	—	—	—
Tier 1 capital			15,032	15,032	15,264	15,264	15,071	15,071	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,271	1,271	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			9	66	12	66	5	66	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$17,191	$17,248	$17,349	$17,403	$16,347	$16,408	$16,026	$16,084
Risk-weighted assets:
Credit risk			$52,865	$98,133	$51,733	$93,515	$48,489	$93,520	$47,677	$89,164
Operational risk			44,231	NA	43,882	NA	43,663	NA	43,324	NA
Market risk(4)			3,537	1,484	3,937	2,378	3,523	1,484	3,939	2,378
Total risk-weighted assets			$100,633	$99,617	$99,552	$95,893	$95,675	$95,004	$94,940	$91,542
Adjusted quarterly average assets			$217,029	$217,029	$221,880	$221,880	$212,843	$212,843	$217,358	$217,358
Capital Ratios:	Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5) 2016	Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.3%	12.5%	12.5%	13.0%	15.8%	15.9%	15.4%	16.0%
Tier 1 capital	7.0	6.0	14.9	15.1	15.3	15.9	15.8	15.9	15.4	16.0
Total capital	9.0	8.0	17.1	17.3	17.4	18.1	17.1	17.3	16.9	17.6
Tier 1 leverage	4.0	4.0	6.9	6.9	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2016 was calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  State Street used the simple CVA approach in conformity with the Basel III advanced approaches.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2016.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2016	2015
Interest revenue:
Deposits with banks	$43	$54
Investment securities:
U.S. Treasury and federal agencies	211	183
State and political subdivisions	52	58
Other investments	183	259
Securities purchased under resale agreements	36	11
Loans and leases	91	74
Other interest-earning assets	13	3
Total interest revenue	629	642
Interest expense:
Deposits	38	26
Short-term borrowings	—	1
Long-term debt	61	62
Other interest-bearing liabilities	18	7
Total interest expense	117	96
Net interest revenue	$512	$546
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2016	2015
Insurance	$22	$37
Regulatory fees and assessments	20	34
Securities processing	4	20
Litigation	—	150
Other	66	60
Total other expenses	$112	$301
Restructuring Charges
In the three months ended March 31, 2016, we recorded net restructuring charges of $97 million due to State Street Beacon, consisting of approximately $86 million of employee-related expenses and approximately $11 million of other restructuring costs.
Note 16.    Earnings Per Common Share
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Net income	$368	$405
Less:
Preferred stock dividends	(49)	(31)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)
Net income available to common shareholders	$319	$373
Average common shares outstanding (in thousands):
Basic average common shares	399,421	412,225
Effect of dilutive securities: common stock options and common stock awards	4,194	6,525
Diluted average common shares	403,615	418,750
Anti-dilutive securities(2)	3,920	791
Earnings per Common Share:
Basic	$.80	$.90
Diluted(3)	.79	.89

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.    Line of Business Information
Our operations are organized for management reporting purposes into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements on pages 188 to 189 in our 2015 Form 10-K.
The following is a summary of our line-of-business results for the periods indicated. The “Other” column represents costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2016	2015	2016	2015	2016	2015	2016	2015
Servicing fees	$1,242	$1,268	$—	$—	$—	$—	$1,242	$1,268
Management fees	—	—	270	301	—	—	270	301
Trading services	262	315	10	9	—	—	272	324
Securities finance	134	101	—	—	—	—	134	101
Processing fees and other	45	59	7	2	—	—	52	61
Total fee revenue	1,683	1,743	287	312	—	—	1,970	2,055
Net interest revenue	511	545	1	1	—	—	512	546
Gains (losses) related to investment securities, net	2	(1)	—	—	—	—	2	(1)
Total revenue	2,196	2,287	288	313	—	—	2,484	2,600
Provision for loan losses	4	4	—	—	—	—	4	4
Total expenses	1,687	1,836	256	256	107	5	2,050	2,097
Income before income tax expense	$505	$447	$32	$57	$(107)	$(5)	$430	$499
Pre-tax margin	23%	20%	11%	18%			17%	19%
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

The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,025	$1,459	$2,484	$1,147	$1,453	$2,600
Income before income taxes	176	254	430	342	157	499
Non-U.S. assets were $81.6 billion and $67.7 billion as of March 31, 2016 and 2015, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 19, 2016. In our opinion, the information set forth in the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP
Boston, Massachusetts
May 6, 2016

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
The following table presents purchases of our common stock under this program and related information for each of the months in the quarter ended March 31, 2016. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2016	—	$—	$—
February 1 - February 29, 2016	309	55.03	17
March 1 - March 31, 2016	5,306	58.04	308
Total	5,615	$57.88	$325
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 6, 2016	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2016	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

*	3.1	Restated Articles of Organization, as amended

4.1
Deposit Agreement dated April 11, 2016, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on April 11, 2016 and incorporated herein by reference)

*	10.1†	Transition Agreement dated April 5, 2016 by and between State Street Bank and Trust Company and Michael W. Bell

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2016 and 2015, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2016 and 2015, (iii) consolidated statement of condition as of March 31, 2016 and December 31, 2015, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2016 and 2015, (v) consolidated statement of cash flows for the three months ended March 31, 2016 and 2015, and (vi) notes to consolidated financial statements.