Form 10-Q
period 2016-06-30
STATE STREET CORP
filed 2016-08-05
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 390,015,216.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2016

ACRONYMS

2015 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2015	FRBB	Federal Reserve Bank of Boston
ABS	Asset-backed securities	FSB	Financial Stability Board
AFS	Available-for-sale	FX	Foreign exchange
ALLL	Allowance for loan and lease losses	GAAP	Generally accepted accounting principles
AML	Anti-money laundering	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income (loss)	HQLA(1)	High-quality liquid assets
ASU	Accounting Standards Update	HTM	Held-to-maturity
AUCA	Assets under custody and administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	MRAC	Management Risk and Capital Committee
BCBS	Basel Committee on Banking Supervision	NIR	Net interest revenue
Board	Board of Directors	OCI	Other comprehensive income (loss)
CCAR	Comprehensive Capital Analysis and Review	OCIO	Outsourced Chief Investment Officer
CD	Certificates of deposit	OFAC	Office of Foreign Assets Control
CET1(1)	Common equity tier 1	OTC	Over-the-counter
CLO	Collateralized loan obligations	OTTI	Other-than-temporary-impairment
CRE	Commercial real estate	Parent Company	State Street Corporation
CVA	Credit valuation adjustment	PCA	Prompt corrective action
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	P&L	Profit-and-loss
ECB	European Central Bank	RC	Risk Committee
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ERISA	Employee Retirement Income Security Act	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SIFI	Systemically important financial institutions
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SSGA	State Street Global Advisors
FASB	Financial Accounting Standards Board	State Street Bank	State Street Bank and Trust Company
FCA	Financial Conduct Authority	TMRC	Trading and Markets Risk Committee
FDIC	Federal Deposit Insurance Corporation	VaR	Value-at-risk
Federal Reserve	Board of Governors of the Federal Reserve System	VIE	Variable interest entity
FHLB	Federal Home Loan Bank of Boston

(1) As defined by the applicable U.S. regulations.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $27.79 trillion of AUCA and $2.30 trillion of AUM as of June 30, 2016.
As of June 30, 2016, we had consolidated total assets of $255.39 billion, consolidated total deposits of $193.13 billion, consolidated total shareholders' equity of $22.07 billion and 32,636 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and updates the Management's Discussion and Analysis in our 2015 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2015 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2015 Form 10-K. We did not change these significant accounting policies in the first six months of 2016.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios calculated under regulatory standards scheduled to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

be effective in the future) that management uses in evaluating our business and activities.
Non-GAAP financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure.
We further believe that our presentation of fully taxable-equivalent net interest revenue, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.
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

•
economic or financial market disruptions in the U.S. or internationally, including that which may result from recessions or political instability, for example, the decision by the U.K.'s referendum to exit from the European Union may continue to disrupt financial markets or economic growth in Europe;

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

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	% Change
Total fee revenue	$2,053	$2,076	(1)%
Net interest revenue	521	535	(3)
Gains (losses) related to investment securities, net	(1)	(3)	nm
Total revenue	2,573	2,608	(1)
Provision for loan losses	4	2	100
Total expenses	1,860	2,134	(13)
Income before income tax expense	709	472	50
Income tax expense	92	54	70
Net Income from non-controlling interest	2	—	nm
Net income	$619	$418	48
Adjustments to net income:
Dividends on preferred stock(1)	(33)	(29)	14
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$585	$389	50
Earnings per common share:
Basic	$1.48	$.95	56
Diluted	1.47	.93	58
Average common shares outstanding (in thousands):
Basic	394,160	410,674
Diluted	398,847	416,712
Cash dividends declared per common share	$.34	$.34
Return on average common equity	12.4%	8.2%

	Six Months Ended June 30,
	2016	2015	% Change
(Dollars in millions, except per share amounts)
Total fee revenue	$4,023	$4,131	(3)%
Net interest revenue	1,033	1,081	(4)
Gains (losses) related to investment securities, net	1	(4)	nm
Total revenue	5,057	5,208	(3)
Provision for loan losses	8	6	33
Total expenses	3,910	4,231	(8)
Income before income tax expense	1,139	971	17
Income tax expense	154	148	4
Net income from non-controlling interest	2	—	nm
Net income	$987	$823	20
Adjustments to net income:
Dividends on preferred stock(1)	(82)	(60)	37
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$904	$762	19
Earnings per common share:
Basic	$2.28	$1.85	23
Diluted	2.25	1.83	23
Average common shares outstanding (in thousands):
Basic	396,790	411,445
Diluted	401,113	417,643
Cash dividends declared per common share	$.68	$.64
Return on average common equity	9.6%	8.0%
(1) Refer to Note 12 of the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Refer to Note 16 of the consolidated financial statements included in this Form 10-Q.
nm Not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the quarter ended June 30, 2016 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended June 30, 2016 to those for the quarter ended June 30, 2015 and for the six months ended June 30, 2016 to those for the six months ended June 30, 2015, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2015 period to the relevant 2016 results.
Highlights

•
We secured new asset servicing mandates of $750 billion in the second quarter of 2016; of that total, approximately $90.7 billion was installed prior to June 30, 2016, with the remaining balance expected to be installed in the remainder of 2016 or later. Of the total $750 billion, $583 billion of new asset servicing mandates resulted from our appointment by two European asset managers to provide a range of investment services, as announced in May 2016.

•	Net outflows of AUM totaled $21 billion in the six months ended June 30, 2016.

•	We declared common stock dividends of $0.34 per share, totaling approximately $268 million in the second quarter of 2016.

•
In the second quarter of 2016, we purchased approximately 6.5 million shares of our common stock at an average per-share cost of $59.66 and an aggregate cost of approximately $390 million under our prior common stock purchase program approved by our Board in March 2015. In July 2016, our Board approved a $1.4 billion common stock purchase program, covering the period from July 1, 2016 through June 30, 2017.

Additional information with respect to our common stock purchase program is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.

•	In the second quarter of 2016, we sold the WM/Reuters branded foreign exchange benchmark business to Thomson Reuters. This sale resulted in a pre-tax gain of approximately $53 million ($40 million after-tax) in our results of operations.

•
In April 2016, we issued 20,000,000 depositary shares each representing a 1/4,000th ownership interest in a share of our Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series G, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per Depositary Share) and an initial dividend rate of 5.35% per annum.

•	In May 2016, we issued $750 million of 1.95% senior notes due May 19, 2021 and $750 million of 2.65% senior notes due May 19, 2026.

•
In July 2016, we completed our previously announced acquisition of GE Asset Management, a leading asset manager, from General Electric Company, in a cash transaction with a total purchase price of $435 million, with up to an additional $50 million tied to incremental opportunities with General Electric. As we integrate GE Asset Management into our business, we expect to incur total merger and integration costs of approximately $70 million to $80 million through 2018. The results of this acquisition will be reflected in our third quarter 2016 financial condition and results of operations.

Financial Results

•
In the second quarter of 2016, we recorded a net pre-tax charge of approximately $58 million to increase our previously established reserve related to amounts we invoiced clients for certain expenses, of which $43 million was recorded as a reduction of fee revenue and $15 million was included in other expenses.

•
Total revenue in the second quarter of 2016 decreased 1% compared to the second quarter of 2015, primarily due to a 6% decrease in servicing fee revenue partially offset by an increase in processing fees and other revenue.

•
Servicing fee revenue decreased 6% in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the aforementioned increase in our reserve for amounts invoiced to clients for certain expenses, as well as lower global equity markets and the effect of the stronger U.S. dollar.

•	Management fee revenue decreased 4% in the second quarter of 2016 compared to the second quarter of 2015, primarily due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

lower global equity markets and a decline in AUM, partially offset by lower money market fee waivers.

•
In the second quarter of 2016, we recorded restructuring charges of $13 million related to State Street Beacon, our multi-year transformation program to fully digitize our business to support the development of new solutions and capabilities for our clients and to create cost efficiencies. We are on track to generate at least $140 million in estimated annual year-over-year pre-tax savings in 2016 related to State Street Beacon, all else equal. These savings include the effects of the targeted staff reductions announced in October 2015. The full effect of these savings will be felt in 2017. Actual expenses may increase or decrease in the future due to other factors.

•
Total expenses in the second quarter of 2016 decreased 13% compared to the second quarter of 2015, primarily driven by legal accruals recorded in the second quarter of 2015 as well as a decrease in professional services, partially offset by increases in information systems and communications expenses and restructuring costs.

•	Return on average common shareholders' equity increased to 12.4% in the second quarter of 2016 compared to 8.2% in the second quarter of 2015.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months of 2016 compared to the same periods in 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.

TOTAL REVENUE

TABLE 2: TOTAL REVENUE
	Quarters Ended June 30,
(Dollars in millions)	2016	2015	% Change
Fee revenue:
Servicing fees	$1,239	$1,319	(6)%
Management fees	293	304	(4)
Trading services:
Foreign exchange trading	157	167	(6)
Brokerage and other trading services	110	114	(4)
Total trading services	267	281	(5)
Securities finance	156	155	1
Processing fees and other	98	17	476
Total fee revenue	2,053	2,076	(1)
Net interest revenue:
Interest revenue	620	629	(1)
Interest expense	99	94	5
Net interest revenue	521	535	(3)
Gains (losses) related to investment securities, net	(1)	(3)
Total revenue	$2,573	$2,608	(1)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015	% Change
Fee revenue:
Servicing fees	$2,481	$2,587	(4)%
Management fees	563	605	(7)
Trading services:
Foreign exchange trading	313	370	(15)
Brokerage and other trading services	226	235	(4)
Total trading services	539	605	(11)
Securities finance	290	256	13
Processing fees and other	150	78	92
Total fee revenue	4,023	4,131	(3)
Net interest revenue:
Interest revenue	1,249	1,271	(2)
Interest expense	216	190	14
Net interest revenue	1,033	1,081	(4)
Gains (losses) related to investment securities, net	1	(4)
Total revenue	$5,057	$5,208	(3)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FEE REVENUE
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters and six months ended June 30, 2016 and 2015.
Servicing and management fees collectively made up approximately 75% and 76% of our total fee revenue in the second quarter and first six months of 2016, respectively, compared to approximately 78% and 77% in the second quarter and first six months of 2015. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of June 30, 2016 and assuming that all other factors remain constant, that:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 3: DAILY, MONTH-END AND QUARTER-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
S&P 500®	2,075	2,102	(1)%	2,087	2,085	—%	2,099	2,063	2%
NASDAQ®	4,846	5,030	(4)	4,855	4,999	(3)	4,843	4,987	(3)
MSCI® EAFE®	1,648	1,905	(13)	1,656	1,887	(12)	1,608	1,842	(13)
MSCI® Emerging Markets	819	1,016	(19)	827	1,008	(18)	834	972	(14)
	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
S&P 500®	2,015	2,083	(3)%	2,032	2,071	(2)%
NASDAQ®	4,733	4,929	(4)	4,768	4,916	(3)
MSCI EAFE®	1,621	1,861	(13)	1,629	1,863	(13)
MSCI® Emerging Markets	788	992	(21)	800	992	(19)
NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the quarters and six months ended June 30, 2016 and 2015.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 4: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended June 30,
	2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$51,084	$30.24%		$79,435	$54.27%
Securities purchased under resale agreements(1)	2,673	35	5.32	2,662	15	2.24
Trading account assets	870	—	—	1,243	—	—
Investment securities	102,391	492	1.92	108,953	525	1.93
Loans and leases	18,662	93	2.00	17,508	77	1.77
Other interest-earning assets	22,563	10.18		23,610	2.03
Average total interest-earning assets	$198,243	$660	1.34	$233,411	$673	1.16
Interest-bearing deposits:
U.S.	$30,363	$31.41%		$28,165	$9.13%
Non-U.S.	96,446	(15)	(.06)	110,942	5.02
Securities sold under repurchase agreements(1)	4,103	—	—	10,155	1.02
Federal funds purchased	61	—	—	22	—	—
Other short-term borrowings	1,928	2.38		4,400	2.16
Long-term debt	10,998	62	2.24	9,126	61	2.68
Other interest-bearing liabilities	5,054	19	1.54	8,609	16.74
Average total interest-bearing liabilities	$148,953	$99.27		$171,419	$94.22
Interest-rate spread			1.07%			.94%
Net interest revenue—fully taxable-equivalent basis		$561			$579
Net interest margin—fully taxable-equivalent basis			1.14%			1.00%
Tax-equivalent adjustment		(40)			(44)
Net interest revenue—GAAP basis		$521			$535

	Six Months Ended June 30,
	2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$49,815	$73.29%		$75,523	$108.29%
Securities purchased under resale agreements(1)	2,581	71	5.58	2,556	26	2.07
Trading account assets	865	1.12		1,181	—	—
Investment securities	101,645	980	1.93	110,795	1,069	1.93
Loans and leases	18,639	184	1.98	17,765	151	1.71
Other interest-earning assets	22,617	22.20		22,085	5.05
Average total interest-earning assets	$196,162	$1,331	1.37	$229,905	$1,359	1.19
Interest-bearing deposits:
U.S.	$28,729	$58.40%		$29,164	$19.13%
Non-U.S.	94,708	(4)	(.01)	107,406	21.04
Securities sold under repurchase agreements(1)	4,173	1.03		9,757	—	—
Federal funds purchased	38	—	—	23	—	—
Other short-term borrowings	1,808	2.24		4,424	3.15
Long-term debt	11,013	122	2.22	9,415	123	2.61
Other interest-bearing liabilities	5,502	37	1.37	8,040	24.59
Average total interest-bearing liabilities	$145,971	$216.30		$168,229	$190.23
Interest-rate spread			1.07%			.96%
Net interest revenue—fully taxable-equivalent basis		$1,115			$1,169
Net interest margin—fully taxable-equivalent basis			1.14%			1.03%
Tax-equivalent adjustment		(82)			(88)
Net interest revenue—GAAP basis		$1,033			$1,081

(1) Reflects the impact of balance sheet netting under enforceable netting agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net interest revenue decreased 3% on a fully taxable-equivalent basis in the second quarter of 2016 compared to the second quarter of 2015 and decreased 5% in the six months ended June 30, 2016 compared to the same period in 2015. The decrease was generally the result of management actions to reduce the size of our balance sheet in 2015. These actions contributed to a reduction of interest and non-interest bearing client deposits of $25 billion as of June 30, 2016 compared to June 30, 2015. The second quarter of 2016 reduction in net interest revenue also reflects our efforts to manage the size and composition of our investment portfolio as we seek to optimize our capital and liquidity positions in light of the evolving regulatory environment. Benefits during the second quarter of 2016 from the U.S. rate hike in December 2015 were partially offset by lower global interest rates that affected our revenue from certain floating-rate assets, the rate at which payments from the maturity or prepayment on portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar.
The effect of the stronger U.S. dollar relative to other currencies, particularly the Euro, also negatively impacted our net interest revenue as we maintain a portion of our investment portfolio in Euro denominated securities.  The stronger U.S. dollar had the effect of reducing fully taxable-equivalent net interest revenue by approximately $2 million in the second quarter of 2016 compared to the second quarter of 2015.
We recorded aggregate discount accretion in interest revenue of $15 million and $30 million for the second quarter and first six months of 2016, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue as follows:

TABLE 5: TOTAL DISCOUNT ACCRETION IN INTEREST REVENUE
Discount Accretion in Interest Revenue
(In millions)
Twelve Months Ended December 31, 2009	$621
Twelve Months Ended December 31, 2010	712
Twelve Months Ended December 31, 2011	220
Twelve Months Ended December 31, 2012	215
Twelve Months Ended December 31, 2013	137
Twelve Months Ended December 31, 2014	119
Twelve Months Ended December 31, 2015	98
Six Months Ended June 30, 2016	30
Total Discount Accretion	$2,152

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
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold them to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of June 30, 2016 to generate aggregate discount accretion in future periods of approximately $204 million over their remaining terms, with approximately half of this discount accretion to be recorded through 2019. We estimate that we will have approximately $20 million to $25 million of discount accretion during the second half of 2016.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were lower for the second quarter and first six months ended June 30, 2016 compared to the second quarter and first six months ended June 30, 2015 as a result of the previously described management actions.
The lower level of investment in interest-bearing deposits with banks during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 also resulted from the previously discussed management actions, while the increase in average loans and leases resulted from growth in municipal loans and our continued investment in senior secured loans, offset by a reduction in mutual fund lending.
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
Interest-bearing deposits with banks averaged $51.08 billion and $49.82 billion for the second quarter and first six months of 2016, respectively, compared to $79.44 billion and $75.52 billion for the same periods of 2015, respectively. These decreases reflect management’s effort to reduce elevated client deposit levels as a component of our balance sheet management actions. These lower levels of deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and elevated levels of client deposits and our investment of the excess deposits with central banks.
We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended June 30,
(Dollars in millions, except where otherwise noted)	2016	2015
Average U.S. short-duration advances	$2,144	$2,263
Average non-U.S. short-duration advances	1,471	1,454
Average total short-duration advances	$3,615	$3,717
Average short-duration advances to average loans and leases	19%	21%

	Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2016	2015
Average U.S. short-duration advances	$2,187	$2,313
Average non-U.S. short-duration advances	1,368	1,487
Average total short-duration advances	$3,555	$3,800
Average short-duration advances to average loans and leases	19%	21%

Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets decreased to $22.56 billion and increased to $22.62 billion for the second quarter and first six months of 2016, respectively, from $23.61 billion and $22.09 billion for the same periods of 2015, respectively. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 11% and 12% of our average total interest-earning assets for the second quarter and first six months of 2016, respectively, compared to approximately 10% for both the second quarter and first six months of 2015. The enhanced custody business, which is our principal securities financing business for our custody clients, supports our overall profitability by generating securities finance revenue. The net interest revenue earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits decreased to $126.81 billion and $123.44 billion for the second quarter and first six months of 2016, respectively, from $139.11 billion and $136.57 billion for the same periods of 2015, respectively. The lower levels in the second quarter of 2016 and the first six months of 2016 were primarily the result of management's actions to reduce both U.S. and non-U.S. transaction accounts, offset by increases in time deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.93 billion and $1.81 billion for the second quarter and first six months of 2016, respectively, from $4.40 billion and $4.42 billion for the same periods of 2015, respectively. The decrease was the result of the phase-out of our commercial paper program during 2015, consistent with the objectives of our 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
Average long-term debt increased to $11.00 billion and $11.01 billion for the second quarter and first six months of 2016, respectively, from $9.13 billion and $9.42 billion for the same periods of 2015, respectively. The increase primarily reflected the issuance of $3.0 billion of senior debt in August 2015 and $1.5 billion of senior debt in May 2016 which was offset by a $900 million extendible note called at the end of February 2015 and the maturities of $200

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million of senior debt in December 2015, $400 million of senior debt in January 2016 and $1.0 billion of senior debt in March 2016.
Average other interest-bearing liabilities decreased to $5.05 billion and $5.50 billion for the second quarter and first six months of 2016, respectively, from $8.61 billion and $8.04 billion for the same periods of 2015, respectively, primarily the result of lower levels of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
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

EXPENSES
Table 7: Expenses, provides the breakout of expenses for the quarters and six months ended June 30, 2016 and 2015.

TABLE 7: EXPENSES
	Quarters Ended June 30,
(Dollars in millions)	2016	2015	% Change
Compensation and employee benefits	$989	$984	1%
Information systems and communications	270	249	8
Transaction processing services	201	201	—
Occupancy	111	109	2
Acquisition costs	7	3	nm
Restructuring charges, net	13	—	nm
Other:
Professional services	82	136	(40)
Amortization of other intangible assets	49	49	—
Securities processing costs	6	14	(57)
Regulatory fees and assessments	18	25	(28)
Other	114	364	(69)
Total other	269	588	(54)
Total expenses	$1,860	$2,134	(13)
Number of employees at quarter-end	32,636	31,070

	Six Months Ended June 30,
(Dollars in millions)	2016	2015	% Change
Compensation and employee benefits	$2,096	$2,071	1%
Information systems and communications	542	496	9
Transaction processing services	401	398	1
Occupancy	224	222	1
Acquisition costs	14	8	75
Restructuring charges, net	110	1	nm
Other:
Professional services	175	232	(25)
Amortization of other intangible assets	98	99	(1)
Securities processing costs	10	34	(71)
Regulatory fees and assessments	38	58	(34)
Other	202	612	(67)
Total other	523	1,035	(49)
Total expenses	$3,910	$4,231	(8)

nm Not meaningful
Compensation and employee benefits expenses in the six months ended June 30, 2016 and 2015 included approximately $122 million and $137 million, respectively, of seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes. These seasonal expenses result from the annual compensation cycle in the first quarter and do not appear in other quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Information systems and communications expenses increased 8% in the second quarter of 2016 compared to the second quarter of 2015 and 9% in the six months ended June 30, 2016 compared to the same period in 2015. The increase for both comparative periods was primarily related to increased depreciation expense for new assets placed in service.
Other expenses decreased 54% in the second quarter of 2016 compared to the second quarter of 2015 and 49% in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in both comparative periods was primarily due to legal accruals of $400 million in the first six months of 2015, of which $250 million was recorded in the second quarter of 2015, as well as lower levels of professional services, securities processing, travel and insurance expenses in 2016.
Our compliance obligations have increased due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations, including our efforts to address the deficiencies identified in our resolution plan submitted to the Federal Reserve and FDIC on July 1, 2015, as discussed within the Liquidity Risk Management section included in this Form 10-Q, will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.

Acquisition Costs
We recorded acquisition costs of $7 million in the second quarter of 2016, compared to $3 million in the second quarter of 2015 and $14 million in the six months ended June 30, 2016 compared to $8 million during the six months ended June 30, 2015. These amounts related to previously announced acquisitions, including GE Asset Management. In July 2016, we closed our acquisition of GE Asset Management in a cash transaction with a total purchase price of $435 million, with up to an additional $50 million tied to incremental opportunities with General Electric. As we integrate GE Asset Management into our business, we expect to incur total merger and integration costs of approximately $70 million to $80 million through 2018. The results of this acquisition will be reflected in our third quarter 2016 statement of condition and results of operations.
Restructuring Charges
We expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 to implement State Street Beacon, our previously announced multi-year transformation program to fully digitize our business to support the development of new solutions and capabilities for our clients and to create cost efficiencies. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions.
In the second quarter and six months ended June 30, 2016, we recorded net restructuring charges of $13 million and $110 million, respectively, compared to zero and $1 million in the same periods of 2015. The increase in both comparative periods was primarily due to costs associated with State Street Beacon.

The following table presents aggregate restructuring activity for the periods indicated.

TABLE 8: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Balance at March 31, 2016	91	10	7	108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Balance at June 30, 2016	$55	$22	$5	$82

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INCOME TAX EXPENSE
Income tax expense was $92 million in the second quarter of 2016 compared to $54 million in the second quarter of 2015. In the first six months of 2016 and 2015, income tax expense was $154 million and $148 million, respectively. Our effective tax rate for the first six months of 2016 was 13.5% compared to 15.2% for the same period in 2015. The decrease in the effective tax rate for the first six months of 2016 reflects a benefit from additional alternative energy investments in 2016, partially offset by a nonrecurring net benefit recognized in the second quarter of 2015.

LINE OF BUSINESS INFORMATION
Our operations are organized for management reporting purposes into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements included in our 2015 Form 10-K and Note 17 to the consolidated financial statements included in this Form 10-Q.

Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change	2016	2015	% Change
Servicing fees	$1,239	$1,319	(6)%	$2,481	$2,587	(4)%
Trading services	255	271	(6)	517	586	(12)
Securities finance	156	155	1	290	256	13
Processing fees and other	102	22	364	147	81	81
Total fee revenue	1,752	1,767	(1)	3,435	3,510	(2)
Net interest revenue	520	534	(3)	1,032	1,079	(4)
Gains (losses) related to investment securities, net	(1)	(3)	nm	1	(4)	nm
Total revenue	2,271	2,298	(1)	4,468	4,585	(3)
Provision for loan losses	4	2	nm	8	6	33
Total expenses	1,599	1,880	(15)	3,286	3,716	(12)
Income before income tax expense	$668	$416	61	$1,174	$863	36
Pre-tax margin	29%	18%		26%	19%

nm- Not meaningful
Net interest revenue decreased 3% and 4% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The decreases were generally the result of our efforts to optimize our capital position, lower yields on interest-earning assets, as well as lower global interest rates, which affect our revenue from floating-rate assets, and the effect of the stronger U.S. dollar, partially offset by the benefit of higher levels of certain interest-earning assets. A discussion of net interest revenue is provided under “Net Interest Revenue” in “Total Revenue” in this Management's Discussion and Analysis.
Total expenses decreased 15% and 12% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The decreases primarily resulted from expenses for legal accruals recorded in the first six months of 2015 in connection with management's intention to seek to resolve some, but not all, of the outstanding and potential claims arising out of our indirect FX client activities.

In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. In the second quarter of 2016, we increased our reserve for this matter by $58 million, of which $48 million is recorded as a reduction in servicing fee revenue. In conjunction with that review, we are evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. See Note 10 to the consolidated financial statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing Fees
Servicing fees decreased 6% and 4% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. The decreases were primarily due to the previously mentioned increase in our reserve for amounts invoiced to clients for certain expenses, which was recorded in part as a reduction to revenue, lower global equity markets, and the effect of the stronger U.S. dollar, partially offset by net new business.
Servicing fees generated outside the U.S. were approximately 43% and 42% of total servicing fees in the second quarter and first six months of 2016, respectively, compared to approximately 41% for the same periods in 2015, respectively.

TABLE 10: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
Mutual funds	$6,734	$6,768	$7,107
Collective funds	7,234	7,088	7,189
Pension products	5,496	5,510	5,830
Insurance and other products	8,322	8,142	8,524
Total	$27,786	$27,508	$28,650

TABLE 11: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
Equities	$14,960	$14,888	$16,006
Fixed-income	9,530	9,264	8,939
Short-term and other investments	3,296	3,356	3,705
Total	$27,786	$27,508	$28,650

TABLE 12: GEORGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
North America	$21,072	$20,842	$21,667
Europe/Middle East/Africa	5,356	5,387	5,621
Asia/Pacific	1,358	1,279	1,362
Total	$27,786	$27,508	$28,650

(1) Geographic mix is based on the location in which the assets are serviced.
Asset levels as of June 30, 2016 did not reflect the estimated $1,038 billion of new business in assets to be serviced, which was awarded to us in the second quarter of 2016 and prior periods but not installed prior to June 30, 2016. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods.
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
Trading Services

TABLE 13: TRADING SERVICES REVENUE
	Quarters Ended June 30,
(Dollars in millions)	2016	2015	% Change
Foreign exchange trading:
Direct sales and trading	$87	$88	(1)%
Indirect foreign exchange trading	70	79	(11)
Total foreign exchange trading	157	167	(6)
Brokerage and other trading services:
Electronic foreign exchange services	43	44	(2)
Other trading, transition management and brokerage	55	60	(8)
Total brokerage and other trading services	98	104	(6)
Total trading services revenue	$255	$271	(6)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015	% Change
Foreign exchange trading:
Direct sales and trading	$177	$223	(21)%
Indirect foreign exchange trading	136	147	(7)
Total foreign exchange trading	313	370	(15)
Brokerage and other trading services:
Electronic foreign exchange services	87	92	(5)
Other trading, transition management and brokerage	117	124	(6)
Total brokerage and other trading services	204	216	(6)
Total trading services revenue	$517	$586	(12)
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
Total FX trading revenue decreased 6% and 15% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to lower volumes and market volatility. In the prior periods, significant market events in Europe in 2015 stimulated trading activity, in contrast to the same periods in 2016 in which trading volumes were lower in advance of the U.K.'s referendum to exit from the European Union, or "Brexit".
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 55% and 57% of total foreign exchange trading revenue in the second quarter and first six months of 2016, respectively, compared to 53% and 61% for the same periods in 2015.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 45% and 43% of total foreign exchange trading revenue in the second quarter and first six months of 2016, respectively, as compared to 47% and 39% for the same periods in 2015. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.

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
Our direct sales and trading revenue decreased by 1% for the second quarter of 2016, as compared to the second quarter of 2015, and decreased by 21% for the first six months of 2016, as compared to the same period in 2015. The decrease in the first six months of 2016 primarily resulted from lower volumes and volatility. Our estimated indirect FX trading revenue decreased 11% and 7% in the second quarter and first six months of 2016, respectively, as compared to the same periods in 2015. The decreases mainly resulted from lower volumes.
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
Total brokerage and other trading services revenue decreased 6% and 6% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The decreases were primarily due to lower revenues resulting from the sale of WM/Reuters in April 2016 and lower activity caused by market volatility, including lower trading volumes in advance of the Brexit referendum, and significant market events in the prior periods.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 2% and 5% in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, mainly due to declines in client volumes.
Other trading, transition management and brokerage revenue decreased 8% and 6% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015, primarily due to the aforementioned Brexit referendum and lower revenues resulting from the sale of WM/Reuters.

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
Securities Finance
Our securities finance business consists of three components:
(1) an agency lending program for SSGA-managed investment funds with a broad range of investment objectives, which we refer to as the SSGA lending funds;
(2) an agency lending program for third-party investment managers and asset owners, which we refer to as the agency lending funds; and
(3) security lending transactions which we enter into as principal, which we refer to as our enhanced custody business.
See Table 9: Investment Servicing Line of Business Results, for the comparison of securities finance revenue for the quarters and six months ended June 30, 2016 and 2015.
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
Securities finance revenue increased 1% and 13% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The increase was primarily the result of growth in our enhanced custody business and higher agency lending during the first quarter of 2016.

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
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, increased 364% and 81% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015, primarily due to a pre-tax gain of $53 million on the sale of WM/Reuters in the second quarter of 2016, and a net gain on fair value hedges in the current year period, partially offset by lower earnings from equity method investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change	2016	2015	% Change
Management fees	$293	$304	(4)%	$563	$605	(7)%
Trading services	12	10	20	22	19	16
Processing fees and other	(4)	(5)	nm	3	(3)	nm
Total fee revenue	301	309	(3)	588	621	(5)
Net interest revenue	1	1	—	1	2	(50)
Total revenue	302	310	(3)	589	623	(5)
Total expenses	244	251	(3)	500	507	(1)
Income before income tax expense	$58	$59	(2)	$89	$116	(23)
Pre-tax margin	19%	19%		15%	19%

nm Not meaningful
Total revenue for our Investment Management Line of Business, presented in Table 14: Investment Management Line of Business Results, decreased 3% and 5% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. Total fee revenue decreased 3% and 5% in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.
Total expenses decreased in the second quarter of 2016 compared to the second quarter of 2015 resulting from declines in other operating expenses.
In July 2016, we closed our acquisition of GE Asset Management in a cash transaction with a total purchase price of $435 million, with up to an additional $50 million tied to incremental opportunities with General Electric. The transaction includes approximately $110 billion of acquired AUM. The results of this acquisition will be reflected in our third quarter 2016 statement of condition and results of operations.
Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services, OCIO and other financial services for corporations, public funds, and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of assets under management and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

Management fees decreased 4% and 7%, in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015 primarily due to lower global equity markets and net outflows of AUM, partially offset by lower money market fee waivers.
Management fees generated outside the U.S. were approximately 34% and 35% of total management fees in the second quarter and first six months of 2016, respectively, compared to 36% and 35% for the same periods of 2015, respectively.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH(1)
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
Equity:
Active	$32	$32	$36
Passive	1,275	1,294	1,386
Total Equity	1,307	1,326	1,422
Fixed-Income:
Active	17	18	17
Passive	318	294	303
Total Fixed-Income	335	312	320
Cash(1)	380	368	376
Multi-Asset-Class Solutions:
Active	17	17	29
Passive	100	86	89
Total Multi-Asset-Class Solutions	117	103	118
Alternative Investments(2):
Active	18	17	18
Passive	144	119	120
Total Alternative Investments	162	136	138
Total	$2,301	$2,245	$2,374

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
Alternative Investments(2)	$54	$34	$37
Cash	2	3	2
Equity	348	350	342
Fixed-income	48	41	41
Total Exchange-Traded Funds	$452	$428	$422

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2016	December 31, 2015	June 30, 2015
North America	$1,501	$1,452	$1,486
Europe/Middle East/Africa	492	489	563
Asia/Pacific	308	304	325
Total	$2,301	$2,245	$2,374

(1) Geographic mix is based on client location or fund management location.

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of June 30, 2015	$1,422	$320	$376	$118	$138	$2,374
Long-term institutional inflows(1)	148	28	—	23	21	220
Long-term institutional outflows(1)	(197)	(40)	—	(22)	(22)	(281)
Long-term institutional flows, net	(49)	(12)	—	1	(1)	(61)
ETF flows, net	19	2	1	—	(2)	20
Cash fund flows, net	—	—	(7)	—	—	(7)
Total flows, net	(30)	(10)	(6)	1	(3)	(48)
Market appreciation	(57)	5	—	(14)	5	(61)
Foreign exchange impact	(9)	(3)	(2)	(2)	(4)	(20)
Total market/foreign exchange impact	(66)	2	(2)	(16)	1	(81)
Balance as of December 31, 2015	1,326	312	368	103	136	2,245
Long-term institutional inflows(1)	106	36	—	21	6	169
Long-term institutional outflows(1)	(144)	(40)	—	(17)	(5)	(206)
Long-term institutional flows, net	(38)	(4)	—	4	1	(37)
ETF flows, net	(12)	5	(1)	—	12	4
Cash fund flows, net	—	—	12	—	—	12
Total flows, net	(50)	1	11	4	13	(21)
Market appreciation	22	17	1	10	12	62
Foreign exchange impact	9	5	—	—	1	15
Total market/foreign exchange impact	31	22	1	10	13	77
Balance as of June 30, 2016	$1,307	$335	$380	$117	$162	$2,301

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

The preceding table did not include new asset management business which was awarded to SSGA but not installed as of June 30, 2016. New business will be reflected in AUM in future periods after installation and will generate management fee revenue in subsequent periods. Total AUM as of June 30, 2016 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Six Months Ended June 30,
	2016	2015
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$49,815	$75,523
Securities purchased under resale agreements	2,581	2,556
Trading account assets	865	1,181
Investment securities	101,645	110,795
Loans and leases	18,639	17,765
Other interest-earning assets	22,617	22,085
Average total interest-earning assets	196,162	229,905
Cash and due from banks	3,317	2,603
Other noninterest-earning assets	26,932	28,949
Average total assets	$226,411	$261,457
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$28,729	$29,164
Non-U.S.	94,708	107,406
Total interest-bearing deposits	123,437	136,570
Securities sold under repurchase agreements	4,173	9,757
Federal funds purchased	38	23
Other short-term borrowings	1,808	4,424
Long-term debt	11,013	9,415
Other interest-bearing liabilities	5,502	8,040
Average total interest-bearing liabilities	145,971	168,229
Noninterest-bearing deposits	43,495	55,676
Other noninterest-bearing liabilities	15,049	16,381
Preferred shareholders’ equity	2,923	2,129
Common shareholders’ equity	18,973	19,042
Average total liabilities and shareholders’ equity	$226,411	$261,457

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2016	December 31, 2015
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,332	$5,718
Mortgage-backed securities	19,075	18,165
Asset-backed securities:
Student loans(1)	6,954	7,176
Credit cards	1,380	1,341
Sub-prime	369	419
Other	1,710	1,764
Total asset-backed securities	10,413	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,268	7,071
Asset-backed securities	2,668	3,267
Government securities	5,405	4,355
Other	5,374	4,834
Total non-U.S. debt securities	20,715	19,527
State and political subdivisions	10,603	9,746
Collateralized mortgage obligations	2,741	2,987
Other U.S. debt securities	2,390	2,624
U.S. equity securities	41	39
Non-U.S. equity securities	3	3
U.S. money-market mutual funds	405	542
Non-U.S. money-market mutual funds	17	19
Total	$72,735	$70,070

Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$21,577	$20,878
Mortgage-backed securities	1,521	610
Asset-backed securities:
Student loans(1)	1,489	1,592
Credit cards	897	897
Other	138	366
Total asset-backed securities	2,524	2,855
Non-U.S. debt securities:
Mortgage-backed securities	1,900	2,202
Asset-backed securities	870	1,415
Government securities	309	239
Other	191	65
Total non-U.S. debt securities	3,270	3,921
State and political subdivisions	—	1
Collateralized mortgage obligations	1,494	1,687
Total	$30,386	$29,952

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
Approximately 93% of the carrying value of the portfolio was rated “AAA” or “AA” as of June 30, 2016 and 92% as of December 31, 2015.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2016	December 31, 2015
AAA(1)	80%	80%
AA	13	12
A	4	5
BBB	2	2
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2016, the investment portfolio of 12,735 securities was diversified with respect to asset class. Approximately 49% of the aggregate carrying value of the portfolio as of June 30, 2016 was composed of mortgage-backed and asset-backed securities, compared to 51% as of December 31, 2015. The asset-backed securities portfolio, of which approximately 92% of the carrying value as of both June 30, 2016 and December 31, 2015 was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
In December 2013, U.S. regulators issued final regulations to implement the Volcker rule. The Volcker rule will prohibit banking entities, including us and our affiliates, from engaging in certain prohibited proprietary trading activities, as defined in the final Volcker rule regulations, subject to exemptions for market making-related activities, risk-mitigating hedging, underwriting and certain other activities. The Volcker rule will require banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).
The Volcker rule became effective in July 2012, and the final implementing regulations became effective in April 2014. Under a 2016 conformance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

period extension issued by the Federal Reserve, all investments in and relationships with investments in a covered fund made or entered into after December 31, 2013 by a banking entity and its affiliates, and all proprietary trading activities of those entities, were required to be in conformance with the Volcker rule and its final implementing regulations by July 21, 2015. The Federal Reserve stated in the 2016 conformance period extension that it intends to grant a final one-year extension of the general conformance period, to July 21, 2017, for banking entities to conform ownership interests in and relationships with legacy covered funds. On July 7, 2016, the Federal Reserve formally announced the extension of the general conformance period to July 21, 2017.
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
As of June 30, 2016, we held approximately $1.90 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $28 million, composed of gross unrealized gains of $30 million and gross unrealized losses of $2 million. Comparatively, as of December 31, 2015, we held approximately $2.10 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
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
Non-U.S. Debt Securities
Approximately 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2016 and December 31, 2015.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	June 30, 2016	December 31, 2015
Available-for-sale:
United Kingdom	$5,845	$5,754
Australia	3,688	3,316
Canada	2,696	2,400
Japan	1,584	1,348
Netherlands	1,507	1,839
South Korea	969	1,052
France	894	954
Germany	872	990
Italy	661	389
Norway	554	524
Hong Kong	391	—
Finland	273	319
Belgium	240	234
Sweden	218	123
Other(1)	323	285
Total	$20,715	$19,527
Held-to-maturity:
United Kingdom	$828	$1,067
Australia	745	917
Netherlands	671	684
Germany	571	832
Singapore	197	129
Spain	106	108
Italy	55	59
Ireland	10	10
Other(2)	87	115
Total	$3,270	$3,921

(1) Included approximately $241 million and $205 million as of June 30, 2016 and December 31, 2015, respectively, related to Portugal, Ireland, Austria and Spain, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $31 million as of June 30, 2016 and December 31, 2015, of securities related to Portugal, all of which were mortgage-backed securities.
Approximately 87% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2016 and December 31, 2015, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2016 and December 31, 2015, approximately 67% and 70%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

accordingly, we consider these securities to have minimal interest-rate risk.
As of June 30, 2016, our non-U.S. debt securities had an average market-to-book ratio of 100.5%, and an aggregate pre-tax net unrealized gain of approximately $130 million, composed of gross unrealized gains of $205 million and gross unrealized losses of $75 million. These unrealized amounts included a pre-tax net unrealized gain of $63 million, composed of gross unrealized gains of $103 million and gross unrealized losses of $40 million, associated with non-U.S. debt securities available-for- sale.
As of June 30, 2016, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of June 30, 2016 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Obligations
We carried approximately $10.60 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2016 as shown in Table 20: Carrying Values of Investment Securities. Substantially all of these securities were classified as AFS, with the remainder classified as HTM. As of the same date, we also provided approximately $9.03 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS (1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
June 30, 2016
State of Issuer:
Texas	$1,683	$1,773	$3,456	18%
California	537	2,336	2,873	15
Massachusetts	950	1,100	2,050	10
New York	788	1,083	1,871	10
Maryland	521	413	934	5
Total	$4,479	$6,705	$11,184

December 31, 2015
State of Issuer:
Texas	$1,250	$1,962	$3,212	17%
California	444	2,220	2,664	14
New York	817	1,259	2,076	11
Massachusetts	927	731	1,658	9
Maryland	454	413	867	5
Total	$3,892	$6,585	$10,477

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.63 billion and $18.50 billion across our businesses as of June 30, 2016 and December 31, 2015, respectively.
(2) Includes municipal loans which are also presented within Table 25.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of June 30, 2016. As of that date, approximately 51% and 44% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increase in the net unrealized gain position as of June 30, 2016 as compared to December 31, 2015, presented in Table 24: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to the decline in interest rates.

TABLE 24: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	June 30, 2016			December 31, 2015
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available-for-sale(1)	$71,940	$795	$72,735	$69,843	$227	$70,070
Held-to-maturity(1)	30,386	509	30,895	29,952	(154)	29,798
Total investment securities	$102,326	$1,304	$103,630	$99,795	$73	$99,868
Net after-tax unrealized gain (loss)		$782			$44

(1) AFS securities are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI. HTM securities are carried at amortized cost, and unrealized gains and losses are not recorded in our consolidated financial statements.
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
We had $1 million of OTTI in the six months ended June 30, 2016 and 2015. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $474 million as of June 30, 2016 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. takes into account the outcome from the Brexit referendum and assumes no disruption of payments on these securities.

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
Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	June 30, 2016	December 31, 2015
Institutional:
U.S.	$16,223	$16,237
Non-U.S.	3,589	2,534
Commercial real estate:
U.S.	27	28
Total loans and leases	$19,839	$18,799
The increase in loans in the institutional segment as of June 30, 2016 as compared to December 31, 2015 was primarily driven by higher levels of short-duration advances, partially offset by a decrease in other commercial and financial loans.
Short-duration advances to our clients included in the institutional segment were $4.32 billion and $2.62 billion as of June 30, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2016 and December 31, 2015, our investment in senior secured loans totaled approximately $3.30 billion and $3.14 billion, respectively. In addition, we had binding unfunded commitments as of June 30, 2016 and December 31, 2015 of $239 million and $186 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 92% and 93% of the loans rated “BB” or “B” as of June 30, 2016 and December 31, 2015, respectively. Our investment strategy involves limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
As of June 30, 2016 and December 31, 2015, unearned income deducted from our investment in leveraged lease financing was $98 million and $102 million, respectively, for U.S. leases and $203 million and $231 million, respectively, for non-U.S. leases.
The CRE loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans, including CRE loans, were modified in troubled debt restructurings in the first six months of 2016 and 2015.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Six Months Ended June 30,
(In millions)	2016	2015
Allowance for loan and lease losses:
Beginning balance	$46	$37
Provision for loan losses	8	6
Charge-offs	(3)	—
Ending balance	$51	$43
The provision of $8 million and the charge-offs of $3 million recorded in the first six months of 2016 were associated with our exposure to senior secured loans to non-investment grade institutional borrowers, which were purchased in connection with our participation in syndicated loans.

As of June 30, 2016, approximately $43 million of our allowance for loan and lease losses was related to senior secured loans included in the institutional segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million was related to other institutional segment loans.
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
The total cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 29% and 25% of our consolidated total assets as of June 30, 2016 and December 31, 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2016
United Kingdom	$18,416	$4,379	$22,795
Germany	17,051	501	17,552
Japan	13,900	212	14,112
Australia	5,277	608	5,885
Canada	3,792	1,072	4,864
Luxembourg	3,397	1,056	4,453
Ireland	530	2,326	2,856
Netherlands	2,333	277	2,610
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.13 billion and $2.16 billion to France and Switzerland, respectively. As of December 31, 2015, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our total consolidated assets totaled approximately $2.20 billion to Netherlands.

TABLE 28: CROSS-BORDER OUTSTANDINGS (IRELAND, ITALY, SPAIN AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2016
Ireland	$530	$2,326	$2,856
Italy	1,060	7	1,067
Spain	226	39	265
Portugal	55	—	55
December 31, 2015
Ireland	$326	$678	$1,004
Italy	460	—	460
Spain	150	12	162
Portugal	26	—	26
As market and economic conditions change, the major independent credit rating agencies may downgrade U.S. and non-U.S. financial institutions and sovereign issuers which have been, and may in the future be, significant counterparties to us, or whose financial instruments serve as collateral on which we rely for credit risk mitigation purposes, and may do so again in the future. As a result, we may be exposed to increased counterparty risk, leading to negative ratings volatility.

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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of June 30, 2016, the value of our parent company's net liquid assets totaled $5.99 billion, compared with $5.73 billion as of December 31, 2015. As of June 30, 2016, our parent company and State Street Bank had approximately $450 million of senior notes outstanding that will mature in the next twelve months.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 87 to 88 in our 2015 Form 10-K. For additional information on our liquidity ratios, including LCR and Net Stable Funding Ratio, refer to page 9 in our 2015 Form 10-K. Beginning in July 2015, we were required to report our LCR to the Federal Reserve on a daily basis. As of June 30, 2016, our LCR was in excess of 100%.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $113.67 billion and $109.39 billion as of June 30, 2016 and December 31, 2015, respectively.

TABLE 29: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	June 30, 2016	December 31, 2015
Excess Central Bank Balances	$68,550	$66,063
U.S. Treasuries	19,745	22,518
Other Investment securities	20,576	16,952
Foreign government	4,800	3,861
Total	$113,671	$109,394
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of June 30, 2016, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $68.55 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $66.06 billion as of December 31, 2015. The higher levels of deposits with central banks as of June 30, 2016 compared to December 31, 2015 was due to normal deposit volatility. The increase in other investment securities as of June 30, 2016 compared to December 31, 2015, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2016 and December 31, 2015, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $40.84 billion as of June 30, 2016, compared to $41.00 billion as of December 31, 2015. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $22.60 billion and $22.58 billion as of June 30, 2016 and December 31, 2015, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2016, approximately 77% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 30: CLIENT DEPOSITS
			Average Balance
	June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Client deposits(1)	$177,065	$220,233	$152,143	$181,203

(1) Balance as of June 30, 2016 and June 30, 2015 excluded term wholesale CDs of $16.06 billion and $10.36 billion, respectively; average balances for the periods ended June 30, 2016 and June 30, 2015 excluded average CDs of $14.79 billion and $11.04 billion, respectively.
Short-Term Funding
State Street phased out its commercial paper program prior to December 31, 2015, consistent with the objectives of its 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. Accordingly, we had no commercial paper outstanding at June 30, 2016 or December 31, 2015.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.35 billion and $4.50 billion as of June 30, 2016 and December 31, 2015, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.08 billion as of June 30, 2016, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2016, there was no balance outstanding on this line of credit.
Long-Term Funding
As of June 30, 2016, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of June 30, 2016, $5 billion was available for issuance pursuant to this authority. As of June 30, 2016, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2016, the notional amount of these derivative contracts was $1.45 trillion, of which $1.42 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We had no back-testing exceptions in the quarters ended June 30, 2016 and March 31, 2016.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2016 and March 31, 2016, and as of June 30, 2016 and March 31, 2016, as measured by our VaR methodology:

TABLE 31: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended June 30, 2016			Quarter Ended March 31, 2016			As of June 30, 2016	As of March 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$6,051	$12,827	$3,605	$4,778	$7,453	$2,969	$5,830	$5,315
Global Treasury	601	767	433	441	1,067	159	590	637
Total VaR	$5,986	$12,838	$3,410	$4,687	$7,728	$2,877	$5,706	$5,312

TABLE 32: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended June 30, 2016			Quarter Ended March 31, 2016			As of June 30, 2016	As of March 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$32,573	$40,723	$20,363	$29,468	$42,989	$17,255	$30,486	$31,880
Global Treasury	12,294	17,420	8,508	12,912	25,059	6,612	12,536	13,387
Total Stressed VaR	$35,410	$44,846	$24,726	$34,760	$53,106	$20,996	$32,378	$35,454
The three month average of our stressed VaR-based measure was approximately $35 million for the quarter ended June 30, 2016, compared to a three month average of approximately $35 million for the quarter ended March 31, 2016.
The increase in the three month average of our VaR and stressed VaR-based measures for the quarter ended June 30, 2016, compared to the quarter ended March 31, 2016, was driven by larger Euro and Japanese Yen foreign exchange positions taken in the context of monetary policy divergence from central banks in Europe, Japan and the U.S. regarding their interest rate decisions.

The VaR-based measures presented in the preceding tables are primarily a reflection of the overall level of market volatility and our appetite for taking market risk in our trading activities. Overall levels of volatility have been low both on an absolute basis and relative to the historical information observed at the beginning of the period used for the calculations. Both the ten-day VaR-based measures and the stressed VaR-based measures are based on historical changes observed during rolling ten-day periods for the portfolios as of the close of business each day over the past one-year period.
We may in the future modify and adjust our models and methodologies used to calculate VaR and stressed VaR, subject to regulatory review and approval, and these modifications and adjustments may result in changes in our VaR-based and stressed VaR-based measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of June 30, 2016 and March 31, 2016. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 33: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2016			As of March 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,272	$3,009	$—	$3,610	$4,117	$—
Global Treasury	161	595	—	170	635	—
Total VaR	$3,353	$3,012	$—	$3,762	$4,058	$—

TABLE 34: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2016			As of March 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,704	$33,817	$—	$6,695	$36,996	$—
Global Treasury	183	12,665	—	204	13,505	—
Total Stressed VaR	$5,730	$37,141	$—	$6,708	$37,697	$—

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
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable NIR under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NIR and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NIR is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities.
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

TABLE 35: NIR EXPOSURE/BENEFIT
	Exposure and Benefit to Net Interest Revenue
(In millions)	June 30, 2016	December 31, 2015
Rate change:	Exposure/Benefit
+100 bps shock	$477	$471
–100 bps shock	(205)	(181)
+100 bps ramp	220	198
–100 bps ramp	(111)	(96)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2016, NIR sensitivity remains positioned to benefit from a rise in interest rates. The increase in asset sensitivity is driven by slower forecasted re-pricing on interest-bearing deposits as well as an increase in floating-rate assets driven by deposit growth. Gradual rate shocks have a similar positioning compared with instantaneous shocks, but are less impactful due to the severity of the rate shift.
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

TABLE 36: EVE EXPOSURE/BENEFIT
	Sensitivity of Economic Value of Equity
(In millions)	June 30, 2016	December 31, 2015	December 31, 2015
		(pro forma)	(as reported)
Rate change:	Exposure/Benefit
+200 bps shock	$(569)	$(791)	$(2,355)
–200 bps shock	(28)	(25)	1,655
As of June 30, 2016, economic value of equity sensitivity remains most exposed to upward shifts in interest rates. The change in each scenario was primarily driven by an increase in our modeled deposit duration and the significant decline in long-term market rates. In the second quarter of 2016, we refined our deposit modeling framework to better reflect recent client activity and pricing actions. These enhancements extended our expected deposit duration resulting in a significant exposure reduction in the up 200 basis point scenario. To allow for comparison between periods, we have included December 31, 2015 pro-forma information to show what the results would have been under the same model refinements that have been made for June 30, 2016.
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
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Management group within Global Treasury is responsible for the Capital Policy and guidelines, development of the Capital Plan, the management of global capital, capital optimization, as well as enterprise stress testing, including stress revenue and expense modeling and information technology related matters associated with stress testing models.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the current U.S. Basel III minimum risk-based capital and leverage ratio guidelines. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for common equity tier 1 capital, tier 1 capital and total capital. The transition period started in January 2014 and will be completed by January 1, 2019 which is concurrent with the full implementation of the Basel III final rule in the U.S.
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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. As of June 30, 2016 we had $890 million of trust preferred securities included in tier 2 regulatory capital.
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

TABLE 37: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1),(2)

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
(3) Minimum common equity tier 1 capital, minimum tier 1 capital and minimum total capital presented include the transitional capital conservation buffer as well as the estimated transitional G-SIB surcharge being phased-in beginning January 1, 2016 through January 1, 2019 based on an estimated 1.5% surcharge in all periods.
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

TABLE 38: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2016(1)	Basel III Standardized Approach June 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches June 30, 2016(1)	Basel III Standardized Approach June 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,271	$10,271	$10,250	$10,250	$10,941	$10,941	$10,938	$10,938
Retained earnings			16,686	16,686	16,049	16,049	11,638	11,638	10,655	10,655
Accumulated other comprehensive income (loss)			(1,124)	(1,124)	(1,422)	(1,422)	(907)	(907)	(1,230)	(1,230)
Treasury stock, at cost			(7,083)	(7,083)	(6,457)	(6,457)	—	—	—	—
Total			18,750	18,750	18,420	18,420	21,672	21,672	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,144)	(6,144)	(5,927)	(5,927)	(5,844)	(5,844)	(5,631)	(5,631)
Other adjustments			(88)	(88)	(60)	(60)	(86)	(86)	(85)	(85)
Common equity tier 1 capital			12,518	12,518	12,433	12,433	15,742	15,742	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(72)	(72)	(109)	(109)	—	—	—	—
Tier 1 capital			15,642	15,642	15,264	15,264	15,742	15,742	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,270	1,270	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			3	78	12	66	—	78	8	66
Other adjustments			—	—	2	2	—	—	—	—
Total capital			$17,794	$17,869	$17,349	$17,403	$17,012	$17,090	$16,026	$16,084
Risk-weighted assets:
Credit risk			$55,748	$102,932	$51,733	$93,515	$51,328	$98,387	$47,677	$89,164
Operational risk			44,436	NA	43,882	NA	43,899	NA	43,324	NA
Market risk(4)			3,828	1,560	3,937	2,378	3,831	1,560	3,939	2,378
Total risk-weighted assets			$104,012	$104,492	$99,552	$95,893	$99,058	$99,947	$94,940	$91,542
Adjusted quarterly average assets			$222,666	$222,666	$221,880	$221,880	$218,363	$218,363	$217,358	$217,358

Capital Ratios:	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2015 Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.0%	12.0%	12.5%	13.0%	15.9%	15.8%	15.4%	16.0%
Tier 1 capital	7.0	6.0	15.0	15.0	15.3	15.9	15.9	15.8	15.4	16.0
Total capital	9.0	8.0	17.1	17.1	17.4	18.1	17.2	17.1	16.9	17.6
Tier 1 leverage	4.0	4.0	7.0	7.0	6.9	6.9	7.2	7.2	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2016 and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  We used the simple CVA approach in conformity with the Basel III advanced approaches.
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2016. See Table 37: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
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
Our common equity tier 1 capital increased $85 million as of June 30, 2016 compared to December 31, 2015 as a result of net income and the positive effect of unrealized gains related to AFS investment securities on accumulated other comprehensive income, mostly offset by purchases by us of our common stock of approximately $715 million, declarations of common and preferred stock dividends of $350 million and the impact of the phase-in provisions of the Basel III final rule related to other intangible assets. In the same comparative period, our tier 1 capital increased $378 million, due to the $500 million issuance of preferred stock in April 2016, partly offset by the phase-out of trust preferred capital securities from tier 1 capital into tier 2 capital. Total capital increased $445 million under advanced approaches and increased $466 million under standardized approach due to the changes to tier 1 capital, partially offset by the inclusion of trust preferred capital securities in tier 2 capital. State Street Bank's tier 1 capital increased $1.10 billion, and total capital increased $986 million and $1.01 billion under the advanced and standardized approaches, respectively, as of June 30, 2016, compared to December 31, 2015, the result of year-to-date net income and the previously-described impact to accumulated other comprehensive income, partially offset by the phase-in provisions of the Basel III final rule related to other intangible assets.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the six months ended June 30, 2016 and for the year ended December 31, 2015.

TABLE 39: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches June 30, 2016	Basel III Standardized Approach June 30, 2016	Basel III Advanced Approaches December 31, 2015	Basel III Standardized Approach December 31, 2015
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,433	$12,433	$13,327	$13,327
Net income	987	987	1,980	1,980
Changes in treasury stock, at cost	(626)	(626)	(1,299)	(1,299)
Dividends declared	(350)	(350)	(666)	(666)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(217)	(217)	(58)	(58)
Effect of certain items in accumulated other comprehensive income (loss)	298	298	(780)	(780)
Other adjustments	(7)	(7)	(71)	(71)
Changes in common equity tier 1 capital	85	85	(894)	(894)
Common equity tier 1 capital balance, end of period	12,518	12,518	12,433	12,433
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,264	15,264	15,618	15,618
Change in common equity tier 1 capital	85	85	(894)	(894)
Net issuance of preferred stock	493	493	742	742
Trust preferred capital securities phased out of tier 1 capital	(237)	(237)	(238)	(238)
Other adjustments	37	37	36	36
Changes in tier 1 capital	378	378	(354)	(354)
Tier 1 capital balance, end of period	15,642	15,642	15,264	15,264
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,085	2,139	2,097	2,097
Net issuance and changes in long-term debt qualifying as tier 2	(99)	(99)	(260)	(260)
Trust preferred capital securities phased into tier 2 capital	177	177	238	238
Changes in ALLL and other	(9)	12	12	66
Change in other adjustments	(2)	(2)	(2)	(2)
Changes in tier 2 capital	67	88	(12)	42
Tier 2 capital balance, end of period	2,152	2,227	2,085	2,139
Total capital:
Total capital balance, beginning of period	17,349	17,403	17,715	17,715
Changes in tier 1 capital	378	378	(354)	(354)
Changes in tier 2 capital	67	88	(12)	42
Total capital balance, end of period	$17,794	$17,869	$17,349	$17,403

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the six months ended June 30, 2016 and for the year ended December 31, 2015.

TABLE 40: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Total risk-weighted assets, beginning of period	$99,552	$107,827
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	700	597
Net increase (decrease) in loans and leases	276	(944)
Net increase (decrease) in securitization exposures	(1,320)	(9,569)
Net increase (decrease) in repo-style transaction exposures	889	842
Net increase (decrease) in OTC derivatives exposures	1,679	(1,317)
Net increase (decrease) in all other(1)	1,791	(4,750)
Net increase (decrease) in credit risk-weighted assets	4,015	(15,141)
Net increase (decrease) in credit valuation adjustment	709	(618)
Net increase (decrease) in market risk-weighted assets	(818)	(532)
Net increase (decrease) in operational risk-weighted assets	554	8,016
Total risk-weighted assets, end of period	$104,012	$99,552

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of June 30, 2016, total advanced approaches risk-weighted assets increased $4.46 billion compared to December 31, 2015, due to an increase in credit risk for over-the-counter foreign exchange derivatives resulting from an increase in both market values and volume and a corresponding increase in CVA; an increase in cash and placements driven by an increase in customer deposits; an increase in securities finance agency lending; and purchases of HQLA investment securities. These increases were partly offset by maturities and amortization of the securitized investment portfolio and a reduction in market risk resulting from a lower stressed VaR.

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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the six months ended June 30, 2016 and for the year ended December 31, 2015.

TABLE 41: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Total estimated risk-weighted assets, beginning of period (1)	$95,893	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(89)	(2,579)
Net increase (decrease) in loans and leases	885	(539)
Net increase (decrease) in securitization exposures	(1,320)	(9,569)
Net increase (decrease) in repo-style transaction exposures	4,472	(7,535)
Net increase (decrease) in OTC derivatives exposures	4,617	(4,007)
Net increase (decrease) in all other(2)	852	(4,357)
Net increase (decrease) in credit risk-weighted assets	9,417	(28,586)
Net increase (decrease) in market risk-weighted assets	(818)	(532)
Total risk-weighted assets, end of period	$104,492	$95,893

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of June 30, 2016, total standardized approach risk-weighted assets increased $8.60 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending and an increase in over-the-counter foreign exchange derivatives resulting from higher market values and volume, partly offset by maturities and amortization of the securitized investment portfolio and a reduction in market risk resulting from a lower stressed VaR.

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
The regulatory capital ratios as of June 30, 2016, presented in Table 38: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of June 30, 2016, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.

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
Estimated Basel III Fully Phased-in Capital Ratios
Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 43: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of June 30, 2016, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a, pro forma basis under the fully phased-in provisions of the Basel III final rule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
June 30, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$18,750	$127	$18,877	$18,750	$127	$18,877
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,144)	(521)	(6,665)	(6,144)	(521)	(6,665)
Other adjustments				(88)	(58)	(146)	(88)	(58)	(146)
Common equity tier 1 capital				12,518	(452)	12,066	12,518	(452)	12,066
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(72)	59	(13)	(72)	59	(13)
Additional tier 1 capital				3,124	59	3,183	3,124	59	3,183
Tier 1 capital				15,642	(393)	15,249	15,642	(393)	15,249
Tier 2 capital:
Qualifying subordinated long-term debt				1,259	—	1,259	1,259	—	1,259
Trust preferred capital securities				890	(45)	845	890	(45)	845
ALLL and other				3	—	3	78	—	78
Other				—	—	—	—	—	—
Tier 2 capital				2,152	(45)	2,107	2,227	(45)	2,182
Total capital				$17,794	$(438)	$17,356	$17,869	$(438)	$17,431
Risk weighted assets				$104,012	$65	$104,077	$104,492	$62	$104,554
Adjusted average assets				222,666	(283)	222,383	222,666	(283)	222,383
Total assets for SLR				249,050	(283)	248,767	249,050	(283)	248,767
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	12.0%		11.6%	12.0%		11.5%
Tier 1 capital	6.0	7.0	10.0	15.0		14.7	15.0		14.6
Total capital	8.0	9.0	12.0	17.1		16.7	17.1		16.7
Tier 1 leverage	4.0	NA	NA	7.0		6.9	7.0		6.9
Supplementary leverage	5.0	NA	NA	6.3		6.1	6.3		6.1

NA: Not applicable.
(1) Common equity tier 1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio, or SLR, is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 38: Regulatory Capital Structure and Related Regulatory Capital Ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
June 30, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$21,672	$135	$21,807	$21,672	$135	$21,807
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(5,844)	(492)	(6,336)	(5,844)	(492)	(6,336)
Other adjustments				(86)	—	(86)	(86)	—	(86)
Common equity tier 1 capital				15,742	(357)	15,385	15,742	(357)	15,385
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,742	(357)	15,385	15,742	(357)	15,385
Tier 2 capital:
Qualifying subordinated long-term debt				1,270	—	1,270	1,270	—	1,270
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				—	—	—	78	—	78
Other				—	—	—	—	—	—
Tier 2 capital				1,270	—	1,270	1,348	—	1,348
Total capital				$17,012	$(357)	$16,655	$17,090	$(357)	$16,733
Risk weighted assets				$99,058	$(460)	$98,598	$99,947	$(434)	$99,513
Adjusted average assets				218,363	(257)	218,106	218,363	(257)	218,106
Total assets for SLR				244,483	(257)	244,226	244,483	(257)	244,226
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	15.9%		15.6%	15.8%		15.5%
Tier 1 capital	6.0	7.0	10.0	15.9		15.6	15.8		15.5
Total capital	8.0	9.0	12.0	17.2		16.9	17.1		16.8
Tier 1 leverage	4.0	NA	NA	7.2		7.1	7.2		7.1
Supplementary leverage	6.0	NA	NA	6.4		6.3	6.4		6.3

NA: Not applicable.
(1) Common equity tier 1 capital ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) Common equity tier 1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 38: Regulatory Capital Structure and Related Regulatory Capital Ratios.

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
The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. The Federal Reserve issued an order extending the Volcker rule's general conformance period until July 21, 2016 for legacy covered funds and announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017. As a result, for legacy covered funds, the Volcker rule capital deduction will not become effective until July 21, 2017. On July 7, 2016, the Federal Reserve formally announced the extension of the general conformance period to July 21, 2017. For additional information on the Volcker rule, refer to pages 10 to 11 in our 2015 Form 10-K.
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
Supplementary Leverage Ratio
In 2014, U.S. banking regulators issued final rules implementing an SLR, for certain bank holding companies, like State Street, and their insured depository institution subsidiaries, like State Street Bank, which we refer to as the SLR final rule. Upon implementation, the SLR final rule requires that, as of January 1, 2018, (i) State Street Bank maintain an SLR of at least 6% to be well capitalized under the U.S. banking regulators’ PCA framework and (ii) State Street maintain an SLR of at least 5% to avoid limitations on capital distributions and discretionary bonus payments. In addition to the SLR, State Street is subject to a minimum tier 1 leverage ratio of 4%, which differs from the SLR primarily in that the denominator of the tier 1 leverage ratio is only a quarterly average of on-balance sheet assets and does not include any off-balance sheet exposures. Beginning with reporting for March 31, 2015, State Street was required to include SLR disclosures, calculated on a transitional basis, with its other Basel disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 44: SUPPLEMENTARY LEVERAGE RATIO
June 30, 2016	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,642	$(393)	$15,249

On- and off-balance sheet leverage exposure	254,999	—	254,999
Less: regulatory deductions	(5,949)	(283)	(6,232)
Total assets for SLR	$249,050	$(283)	$248,767
Supplementary leverage ratio	6.3%	(0.2)%	6.1%

State Street Bank:
Tier 1 capital	$15,742	$(357)	$15,385

On- and off-balance sheet leverage exposure	250,061	—	250,061
Less: regulatory deductions	(5,578)	(257)	(5,835)
Total assets for SLR	$244,483	$(257)	$244,226
Supplementary leverage ratio	6.4%	(0.1)%	6.3%
Capital Actions
Preferred Stock
In April 2016, we issued 20 million depositary shares, each representing 1/4,000th ownership interest in shares of State Street's fixed-to-floating rate non-cumulative perpetual preferred stock, Series G, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $25 per depositary share), in a public offering.
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2016:

TABLE 45: PREFERRED STOCK ISSUED AND OUTSTANDING
	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (in millions)	Redemption Date(1)
Preferred Stock:(2)
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	493	March 15, 2026

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 46: PREFERRED STOCK DIVIDENDS QUARTERS TO DATE
	Quarters Ended June 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	951	0.24	5	—	—	—
Total			$33			$29

(1) Dividends were paid in June 2016.

TABLE 47: PREFERRED STOCK DIVIDENDS YEAR TO DATE
	Six Months Ended June 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,333	0.84	25
Series F	2,625	26.25	20	—	—	—
Series G	951	0.24	5	—	—	—
Total			$82			$60
Common Stock

In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017. No shares were purchased by us under this program in the quarter ended June 30, 2016.
In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under the 2015 Program during the periods indicated.

TABLE 48: SHARES REPURCHASED
	Quarters Ended June 30,			Six Months Ended June 30, 2016
	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)
2015 Program	6.5	$59.66	$390	12.1	$58.83	$715
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 49: COMMON STOCK DIVIDENDS
	Quarters Ended June 30,				Six Months Ended June 30,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2016		2015		2016		2015
Common Stock	$0.34	$133	$0.34	$139	$0.68	$268	$0.64	$262

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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $344.26 billion as of June 30, 2016, compared to $320.44 billion as of December 31, 2015. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $356.49 billion and $335.42 billion as collateral for indemnified securities on loan as of June 30, 2016 and December 31, 2015, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $356.49 billion and $335.42 billion, referenced above, $68.52 billion and $63.06 billion was invested in indemnified repurchase agreements as of June 30, 2016 and December 31, 2015, respectively. We or our agents held $72.61 billion and $67.02 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2016 and December 31, 2015, respectively.
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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2016, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of June 30, 2016.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2016, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Fee revenue:
Servicing fees	$1,239	$1,319	$2,481	$2,587
Management fees	293	304	563	605
Trading services	267	281	539	605
Securities finance	156	155	290	256
Processing fees and other	98	17	150	78
Total fee revenue	2,053	2,076	4,023	4,131
Net interest revenue:
Interest revenue	620	629	1,249	1,271
Interest expense	99	94	216	190
Net interest revenue	521	535	1,033	1,081
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	(1)	(3)	1	(3)
Losses from other-than-temporary impairment	—	—	—	(1)
Gains (losses) related to investment securities, net	(1)	(3)	1	(4)
Total revenue	2,573	2,608	5,057	5,208
Provision for loan losses	4	2	8	6
Expenses:
Compensation and employee benefits	989	984	2,096	2,071
Information systems and communications	270	249	542	496
Transaction processing services	201	201	401	398
Occupancy	111	109	224	222
Acquisition and restructuring costs	20	3	124	9
Professional services	82	136	175	232
Amortization of other intangible assets	49	49	98	99
Other	138	403	250	704
Total expenses	1,860	2,134	3,910	4,231
Income before income tax expense	709	472	1,139	971
Income tax expense	92	54	154	148
Net income from non-controlling interest	2	—	2	—
Net income	$619	$418	$987	$823
Net income available to common shareholders	$585	$389	$904	$762
Earnings per common share:
Basic	$1.48	$.95	$2.28	$1.85
Diluted	1.47	.93	2.25	1.83
Average common shares outstanding (in thousands):
Basic	394,160	410,674	396,790	411,445
Diluted	398,847	416,712	401,113	417,643
Cash dividends declared per common share	$.34	$.34	$.68	$.64

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2016	2015
Net income	$619	$418
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($19) and $39, respectively	(213)	289
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $187 and ($198), respectively	286	(337)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($3) and $15, respectively	(3)	22
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $1, respectively	2	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($72) and $30, respectively	(106)	8
Net unrealized gains (losses) on retirement plans, net of related taxes of $1 and ($3), respectively	1	10
Other comprehensive income (loss)	(33)	(5)
Total comprehensive income	$586	$413

	Six Months Ended June 30,
(In millions)	2016	2015
Net income	$987	$823
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($10) and ($25), respectively	94	(410)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $358 and ($75), respectively	546	(143)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($15) and $5, respectively	(22)	7
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $4, respectively	3	7
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($117) and $22, respectively	(174)	20
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $1, respectively	(2)	15
Other comprehensive income (loss)	445	(504)
Total comprehensive income	$1,432	$319

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

	June 30, 2016	December 31, 2015
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$4,673	$1,207
Interest-bearing deposits with banks	75,169	75,338
Securities purchased under resale agreements	2,010	3,404
Trading account assets	890	849
Investment securities available-for-sale	72,735	70,070
Investment securities held-to-maturity (fair value of $30,895 and $29,798)	30,386	29,952
Loans and leases (less allowance for losses of $51 and $46)	19,788	18,753
Premises and equipment (net of accumulated depreciation of $3,164 and $4,820)	1,994	1,894
Accrued interest and fees receivable	2,399	2,346
Goodwill	5,671	5,671
Other intangible assets	1,682	1,768
Other assets	37,989	33,903
Total assets	$255,386	$245,155
Liabilities:
Deposits:
Noninterest-bearing	$57,268	$65,800
Interest-bearing—U.S.	33,060	29,958
Interest-bearing—non-U.S.	102,802	95,869
Total deposits	193,130	191,627
Securities sold under repurchase agreements	4,350	4,499
Federal funds purchased	29	6
Other short-term borrowings	1,683	1,748
Accrued expenses and other liabilities	22,166	14,643
Long-term debt	11,924	11,497
Total liabilities	233,282	224,020
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,767	9,746
Retained earnings	16,686	16,049
Accumulated other comprehensive income (loss)	(997)	(1,442)
Treasury stock, at cost (114,229,535 and 104,227,647 shares)	(7,083)	(6,457)
Total shareholders’ equity	22,073	21,103
Non-controlling interest-equity	31	32
Total equity	22,104	21,135
Total liabilities and equity	$255,386	$245,155

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,737	$(507)	88,685	$(5,158)	$21,328
Net income					823				823
Other comprehensive loss						(504)			(504)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.64 per share					(262)				(262)
Preferred stock					(60)				(60)
Common stock acquired							10,719	(820)	(820)
Common stock awards and options exercised, including income tax benefit of $44				(41)			(3,274)	148	107
Other				(6)	(1)		(4)		(7)
Balance as of June 30, 2015	$2,703	503,880	$504	$9,744	$15,237	$(1,011)	96,126	$(5,830)	$21,347
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					987				987
Other comprehensive income						445			445
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $.68 per share					(268)				(268)
Preferred stock					(82)				(82)
Common stock acquired							12,153	(715)	(715)
Common stock awards and options exercised, including income tax benefit of $3				21			(2,151)	89	110
Balance as of June 30, 2016	$3,196	503,880	$504	$9,767	$16,686	$(997)	114,230	$(7,083)	$22,073

The accompanying condensed notes are an integral part of these consolidated financial statements.

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2016	2015
Operating Activities:
Net income	$987	$823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(32)	52
Amortization of other intangible assets	98	99
Other non-cash adjustments for depreciation, amortization and accretion, net	362	285
(Gains) losses related to investment securities, net	(1)	4
Change in trading account assets, net	(41)	(449)
Change in accrued interest and fees receivable, net	(53)	(143)
Change in collateral deposits, net	2,612	(7,544)
Change in unrealized (gains) losses on foreign exchange derivatives, net	(139)	829
Change in other assets, net	(307)	28
Change in accrued expenses and other liabilities, net	1,343	1,331
Other, net	183	158
Net cash provided by (used in) operating activities	5,012	(4,527)
Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	169	(23,205)
Net decrease (increase) in securities purchased under resale agreements	1,394	(2,057)
Proceeds from sales of available-for-sale securities	305	9,634
Proceeds from maturities of available-for-sale securities	13,621	13,440
Purchases of available-for-sale securities	(15,981)	(14,991)
Proceeds from maturities of held-to-maturity securities	2,344	1,889
Purchases of held-to-maturity securities	(2,649)	(622)
Net increase in loans and leases	(1,023)	(370)
Purchases of equity investments and other long-term assets	(214)	(298)
Purchases of premises and equipment, net	(328)	(301)
Other, net	76	44
Net cash used in investing activities	(2,286)	(16,837)
Financing Activities:
Net increase in time deposits	10,524	1,026
Net (decrease) increase in all other deposits	(9,021)	20,525
Net (decrease) increase in other short-term borrowings	(191)	2,422
Proceeds from issuance of long-term debt, net of issuance costs	1,492	—
Payments for long-term debt and obligations under capital leases	(1,420)	(930)
Proceeds from issuance of preferred stock, net	493	742
Proceeds from exercises of common stock options	—	4
Purchases of common stock	(715)	(783)
Excess tax benefit related to stock-based compensation	3	46
Repurchases of common stock for employee tax withholding	(72)	(151)
Payments for cash dividends	(353)	(308)
Net cash provided by financing activities	740	22,593
Net increase	3,466	1,229
Cash and due from banks at beginning of period	1,207	1,855
Cash and due from banks at end of period	$4,673	$3,084

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
Our consolidated statement of condition as of December 31, 2015 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
In July 2016, we completed our previously announced acquisition of GE Asset Management, a leading asset manager, from General Electric Company, in a cash transaction with a total purchase price of $435 million, subject to adjustments, with up to an additional $50 million tied to incremental opportunities with General Electric.

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
January 1, 2019
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, as well as additional disclosure on our leases.

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
January 1, 2017
We anticipate increased income statement volatility due to the recognition of all excess tax benefits and deficiencies within the statement of income. We do not anticipate early adoption of this standard.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard requires all expected credit losses for financial assets held at the reporting date to be measured based on historical experience, current conditions, and reasonable supportable forecasts. The standard will utilize forward-looking information to determine credit loss estimates. It will require immediate recognition of the full amount of credit losses that are expected for certain financial assets.
		January 1, 2020	We are currently assessing the impact of the standard on our consolidated financial statements.
Relevant standards that were adopted during the six months ended June 30, 2016:
We adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016. The implementation of the new standard did not result in any changes to our previous consolidation conclusions.

We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016 with retrospective application for all prior periods presented. The implementation of this standard resulted in debt issuance costs of $41 million and $37 million as of June 30, 2016 and December 31, 2015, respectively, being netted against long-term debt in our consolidated statement of condition.

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the six months ended June 30, 2016 or the year ended December 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of June 30, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$44	$—	$—		$44
Non-U.S. government securities	436	—	—		436
Other	17	393	—		410
Total trading account assets	497	393	—		890
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	5,857	475	—		6,332
Mortgage-backed securities	—	19,050	25		19,075
Asset-backed securities:
Student loans	—	6,764	190		6,954
Credit cards	—	1,380	—		1,380
Sub-prime	—	369	—		369
Other(2)	—	—	1,710		1,710
Total asset-backed securities	—	8,513	1,900		10,413
Non-U.S. debt securities:
Mortgage-backed securities	—	7,268	—		7,268
Asset-backed securities	—	2,557	111		2,668
Government securities	—	5,405	—		5,405
Other(3)	—	5,113	261		5,374
Total non-U.S. debt securities	—	20,343	372		20,715
State and political subdivisions	—	10,570	33		10,603
Collateralized mortgage obligations	—	2,673	68		2,741
Other U.S. debt securities	—	2,390	—		2,390
U.S. equity securities	—	41	—		41
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	405	—		405
Non-U.S. money-market mutual funds	—	17	—		17
Total investment securities available-for-sale	5,857	64,480	2,398		72,735
Other assets:
Derivative instruments:
Foreign exchange contracts	—	20,868	—	$(12,130)	8,738
Interest-rate contracts	—	507	—	(461)	46
Other derivative contracts	—	5	—	(5)	—
Total derivative instruments	—	21,380	—	(12,596)	8,784
Other	347	—	—		347
Total assets carried at fair value	$6,701	$86,253	$2,398	$(12,596)	$82,756
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$16	$—	$—	$—	$16
Non-U.S. government securities	59	—	—	—	59
Other	5	6	—	—	11
Derivative instruments:
Foreign exchange contracts	—	20,620	—	(13,238)	7,382
Interest-rate contracts	—	212	—	(47)	165
Other derivative contracts	—	161	—	(5)	156
Total derivative instruments	—	20,993	—	(13,290)	7,703
Other	347	—	—	—	347
Total liabilities carried at fair value	$427	$20,999	$—	$(13,290)	$8,136

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1.97 billion and $2.66 billion, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of June 30, 2016, the fair value of other asset-backed securities was primarily composed of $1.71 billion of collateralized loan obligations.
(3) As of June 30, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3.40 billion of covered bonds and $970 million of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2015
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$32	$—	$—		$32
Non-U.S. government securities	479	—	—		479
Other	10	328	—		338
Total trading account assets	521	328	—		849
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	5,206	512	—		5,718
Mortgage-backed securities	—	18,165	—		18,165
Asset-backed securities:
Student loans	—	6,987	189		7,176
Credit cards	—	1,341	—		1,341
Sub-prime	—	419	—		419
Other(2)	—	—	1,764		1,764
Total asset-backed securities	—	8,747	1,953		10,700
Non-U.S. debt securities:
Mortgage-backed securities	—	7,071	—		7,071
Asset-backed securities	—	3,093	174		3,267
Government securities	—	4,355	—		4,355
Other(3)	—	4,579	255		4,834
Total non-U.S. debt securities	—	19,098	429		19,527
State and political subdivisions	—	9,713	33		9,746
Collateralized mortgage obligations	—	2,948	39		2,987
Other U.S. debt securities	—	2,614	10		2,624
U.S. equity securities	—	39	—		39
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	542	—		542
Non-U.S. money-market mutual funds	—	19	—		19
Total investment securities available-for-sale	5,206	62,400	2,464		70,070
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	11,311	5	$(6,562)	4,754
Interest-rate contracts	—	135	—	(115)	20
Other derivative contracts	—	5	—	(2)	3
Total derivative instruments	—	11,451	5	(6,679)	4,777
Other	2	—	—	—	2
Total assets carried at fair value	$5,729	$74,179	$2,469	$(6,679)	$75,698
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$5	$—	$—	$—	$5
Non-U.S. government securities	76	—	—	—	76
Other	5	13	—	—	18
Derivative instruments:
Foreign exchange contracts	—	10,863	5	(6,995)	3,873
Interest-rate contracts	—	182	—	(24)	158
Other derivative contracts	—	103	—	(2)	101
Total derivative instruments	—	11,148	5	(7,021)	4,132
Other	2	—	—	—	2
Total liabilities carried at fair value	$88	$11,161	$5	$(7,021)	$4,233

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and six months ended June 30, 2016 and 2015, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and six months ended June 30, 2016 and 2015, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2016
	Fair Value as of March 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of June 30, 2016(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2016
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$300	$—	$—	$—	$—	$(275)	$25
Asset-backed securities:
Student loans	186	1	3	—	—	—	190
Other	1,813	9	(2)	19	(129)	—	1,710
Total asset-backed securities	1,999	10	1	19	(129)	—	1,900
Non-U.S. debt securities:
Asset-backed securities	127	—	—	53	(16)	(53)	111
Other	295	—	2	—	(7)	(29)	261
Total non-U.S. debt securities	422	—	2	53	(23)	(82)	372
State and political subdivisions	32	—	1	—	—	—	33
Collateralized mortgage obligations	82	—	—	—	(14)	—	68
Total AFS investment securities	2,835	10	4	72	(166)	(357)	2,398
Total assets carried at fair value	$2,835	$10	$4	$72	$(166)	$(357)	$2,398	$—

(1) There were no transfers of assets into level 3 during the three months ended June 30, 2016.
There was no activity related to our level-3 financial liabilities during the three months ended June 30, 2016.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of June 30, 2016(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2016
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$300	$—	$(275)	$25
Asset-backed securities:
Student loans	189	1	—	—	—	—	190
Other	1,764	16	(13)	132	(189)	—	1,710
Total asset-backed securities	1,953	17	(13)	132	(189)	—	1,900
Non-U.S. debt securities:
Asset-backed securities	174	—	(1)	107	(34)	(135)	111
Other	255	—	—	29	6	(29)	261
Total Non-U.S. debt securities	429	—	(1)	136	(28)	(164)	372
State and political subdivisions	33	—	1	—	(1)	—	33
Collateralized mortgage obligations	39	—	—	50	(21)	—	68
Other U.S. debt securities	10	—	—	—	(10)	—	—
Total AFS investment securities	2,464	17	(13)	618	(249)	(439)	2,398
Other assets:
Derivative instruments:
Foreign exchange contracts	5	3	—	—	(8)	—	—	$—
Total derivative instruments	5	3	—	—	(8)	—	—	—
Total assets carried at fair value	$2,469	$20	$(13)	$618	$(257)	$(439)	$2,398	$—

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized (Gains) Losses	Settlements	Fair Value as of June 30, 2016(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2016
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$5	$5	$(10)	$—	$—
Total derivative instruments	5	5	(10)	—	—
Total liabilities carried at fair value	$5	$5	$(10)	$—	$—

(1) There were no transfers of assets into level 3 during the six months ended June 30, 2016.
(2) There were no transfers of liabilities into or out of level 3 during the six months ended June 30, 2016.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2015
	Fair Value as of March 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2015	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$257	$—	$—	$—	$—	$(1)	$—	$(22)	$234
Other	3,633	13	(6)	—	(420)	(287)	—	—	2,933
Total asset-backed securities	3,890	13	(6)	—	(420)	(288)	—	(22)	3,167
Non-U.S. debt securities:
Mortgage-backed securities	43	—	—	—	—	—	97	(43)	97
Asset-backed securities	228	—	—	—	—	(18)	—	(17)	193
Other	442	—	—	—	—	9	—	(187)	264
Total Non-U.S. debt securities	713	—	—	—	—	(9)	97	(247)	554
State and political subdivisions	37	—	—	—	—	(1)	—	—	36
Collateralized mortgage obligations	522	—	(1)	—	(88)	(29)	—	(189)	215
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available-for-sale	5,171	13	(7)	—	(508)	(327)	97	(458)	3,981
Other assets:
Derivative instruments:
Foreign exchange contracts	185	(96)	—	10	—	(39)	—	—	60	$(30)
Total derivative instruments	185	(96)	—	10	—	(39)	—	—	60	(30)
Total assets carried at fair value	$5,356	$(83)	$(7)	$10	$(508)	$(366)	$97	$(458)	$4,041	$(30)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2015
	Fair Value as of March 31, 2015	Total Realized and Unrealized Gains (Losses)	Issuances	Settlements	Fair Value as of June 30, 2015(1)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$172	$(90)	$8	$(40)	$50	$(26)
Other	9	—	—	(9)	—	—
Total derivative instruments	181	(90)	8	(49)	50	(26)
Total liabilities carried at fair value	$181	$(90)	$8	$(49)	$50	$(26)

(1) There were no transfers of liabilities into or out of level 3 during the three months ended June 30, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available-for-sale:
Asset-backed securities:
Student loans	$259	$—	$1	$—	$—	$(5)	$—	$(21)	$234
Other	3,780	25	(18)	—	(420)	(434)	—	—	2,933
Total asset-backed securities	4,039	25	(17)	—	(420)	(439)	—	(21)	3,167
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(43)	97
Asset-backed securities	295	1	—	—	—	(86)	—	(17)	193
Other	371	—	1	111	—	(32)	—	(187)	264
Total non-U.S. debt securities	666	1	1	154	—	(118)	97	(247)	554
State and political subdivisions	38	—	(1)	—	—	(1)	—	—	36
Collateralized mortgage obligations	614	—	(1)	293	(88)	(65)	—	(538)	215
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available-for-sale	5,366	26	(18)	447	(508)	(623)	97	(806)	3,981
Other assets:
Derivative instruments:
Derivative instruments, foreign exchange contracts	81	45	—	29	—	(95)	—	—	60	$12
Total derivative instruments	81	45	—	29	—	(95)	—	—	60	12
Total assets carried at fair value	$5,447	$71	$(18)	$476	$(508)	$(718)	$97	$(806)	$4,041	$12

	Fair-Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of June 30, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$19	$33	$(76)	$50	$1
Other	9	—	—	(9)	—	—
Total derivative instruments	83	19	33	(85)	50	1
Total liabilities carried at fair value	$83	$19	$33	$(85)	$50	$1

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fee revenue:
Trading services	$—	$(6)	$—	$(4)	$(2)	$26	$—	$11
Total fee revenue	—	(6)	—	(4)	(2)	26	—	11
Net interest revenue	10	13	—	—	17	26	—	—
Total revenue	$10	$7	$—	$(4)	$15	$52	$—	$11
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2016	As of December 31, 2015	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2016	As of December 31, 2015
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$22	$28	Discounted cash flows	Credit spread	0.3%	(0.1)%
State and political subdivisions	33	33	Discounted cash flows	Credit spread	2.1	2.2
Derivative instruments, foreign exchange contracts	—	5	Option model	Volatility		9.3
Total	$55	$66
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$5	Option model	Volatility		9.2
Total	$—	$5

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

June 30, 2016	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$25	$25
Asset-backed securities, student loans	—	190	190
Asset-backed securities, other	22	1,688	1,710
Non-U.S. debt securities, asset-backed securities	—	111	111
Non-U.S. debt securities, other	—	261	261
State and political subdivisions	33	—	33
Collateralized mortgage obligations	—	68	68
Total	$55	$2,343	$2,398

(1) Information with respect to these model-priced financial assets are provided in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$189	$189
Asset-backed securities, other	28	1,736	1,764
Non-U.S. debt securities, asset-backed securities	—	174	174
Non-U.S. debt securities, other	—	255	255
State and political subdivisions	33	—	33
Collateralized mortgage obligations	—	39	39
Other U.S. debt securities	—	10	10
Derivative instruments, foreign exchange contracts	5	—	5
Total	$66	$2,403	$2,469
Liabilities:
Derivative instruments, foreign exchange contracts	$5	$—	$5
Total	$5	$—	$5

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

			Fair-Value Hierarchy
June 30, 2016	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$4,673	$4,673	$4,673	$—	$—
Interest-bearing deposits with banks	75,169	75,169	—	75,169	—
Securities purchased under resale agreements	2,010	2,010	—	2,010	—
Investment securities held-to-maturity	30,386	30,895	17,928	12,830	137
Net loans (excluding leases)	18,962	18,940	—	18,836	104
Financial Liabilities:
Deposits:
Noninterest-bearing	$57,268	$57,268	$—	$57,268	$—
Interest-bearing - U.S.	33,060	33,060	—	33,060	—
Interest-bearing - non-U.S.	102,802	102,802	—	102,802	—
Securities sold under repurchase agreements	4,350	4,350	—	4,350	—
Federal funds purchased	29	29	—	29	—
Other short-term borrowings	1,683	1,683	—	1,683	—
Long-term debt	11,924	12,033	—	11,660	373

			Fair-Value Hierarchy
December 31, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,207	$1,207	$1,207	$—	$—
Interest-bearing deposits with banks	75,338	75,338	—	75,338	—
Securities purchased under resale agreements	3,404	3,404	—	3,404	—
Investment securities held-to-maturity	29,952	29,798	—	29,798	—
Net loans (excluding leases)(1)	17,838	17,792	—	17,667	125
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,800	$65,800	$—	$65,800	$—
Interest-bearing - U.S.	29,958	29,958	—	29,958	—
Interest-bearing - non-U.S.	95,869	95,869	—	95,869	—
Securities sold under repurchase agreements	4,499	4,499	—	4,499	—
Federal funds purchased	6	6	—	6	—
Other short-term borrowings	1,748	1,748	—	1,748	—
Long-term debt	11,497	11,604	—	11,215	389

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$6,301	$32	$1	$6,332	$5,717	$6	$5	$5,718
Mortgage-backed securities	18,788	298	11	19,075	18,168	131	134	18,165
Asset-backed securities:
Student loans(1)	7,162	8	216	6,954	7,358	16	198	7,176
Credit cards	1,392	15	27	1,380	1,378	—	37	1,341
Sub-prime	396	1	28	369	448	2	31	419
Other(2)	1,684	27	1	1,710	1,724	43	3	1,764
Total asset-backed securities	10,634	51	272	10,413	10,908	61	269	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,254	42	28	7,268	7,010	72	11	7,071
Asset-backed securities	2,675	2	9	2,668	3,272	2	7	3,267
Government securities	5,385	20	—	5,405	4,348	7	—	4,355
Other(3)	5,341	37	4	5,374	4,817	29	12	4,834
Total non-U.S. debt securities	20,655	101	41	20,715	19,447	110	30	19,527
State and political subdivisions	10,065	563	25	10,603	9,402	371	27	9,746
Collateralized mortgage obligations	2,681	66	6	2,741	2,993	16	22	2,987
Other U.S. debt securities	2,357	42	9	2,390	2,611	31	18	2,624
U.S. equity securities	34	10	3	41	33	9	3	39
Non-U.S. equity securities	3	—	—	3	3	—	—	3
U.S. money-market mutual funds	405	—	—	405	542	—	—	542
Non-U.S. money-market mutual funds	17	—	—	17	19	—	—	19
Total	$71,940	$1,163	$368	$72,735	$69,843	$735	$508	$70,070
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$21,577	$446	$1	$22,022	$20,878	$2	$217	$20,663
Mortgage-backed securities	1,521	14	—	1,535	610	2	8	604
Asset-backed securities:
Student loans(1)	1,489	—	51	1,438	1,592	—	47	1,545
Credit cards	897	1	—	898	897	—	1	896
Other	138	1	—	139	366	2	1	367
Total asset-backed securities	2,524	2	51	2,475	2,855	2	49	2,808
Non-U.S. debt securities:
Mortgage-backed securities	1,900	96	31	1,965	2,202	109	26	2,285
Asset-backed securities	870	—	4	866	1,415	4	3	1,416
Government securities	309	3	—	312	239	—	1	238
Other	191	3	—	194	65	—	—	65
Total non-U.S. debt securities	3,270	102	35	3,337	3,921	113	30	4,004
State and political subdivisions	—	—	—	—	1	—	—	1
Collateralized mortgage obligations	1,494	51	19	1,526	1,687	60	29	1,718
Total	$30,386	$615	$106	$30,895	$29,952	$179	$333	$29,798

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of June 30, 2016 and December 31, 2015, the fair value of other ABS was primarily composed of $1.71 billion and $1.76 billion, respectively, of collateralized loan obligations.
(3) As of June 30, 2016 and December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3.40 billion and $3.18 billion, respectively, of covered bonds and $970 million and $613 million, as of June 30, 2016 and December 31, 2015, respectively, of corporate bonds.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $34.10 billion and $34.18 billion as of June 30, 2016 and December 31, 2015, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$84	$—	$129	$1	$213	$1
Mortgage-backed securities	828	2	1,189	9	2,017	11
Asset-backed securities:
Student loans	2,210	39	4,049	177	6,259	216
Credit cards	—	—	558	27	558	27
Sub-prime	1	—	349	28	350	28
Other	399	1	25	—	424	1
Total asset-backed securities	2,610	40	4,981	232	7,591	272
Non-U.S. debt securities:
Mortgage-backed securities	2,825	17	757	11	3,582	28
Asset-backed securities	1,276	7	233	2	1,509	9
Government securities	486	—	—	—	486	—
Other	1,003	2	572	2	1,575	4
Total non-U.S. debt securities	5,590	26	1,562	15	7,152	41
State and political subdivisions	102	—	612	25	714	25
Collateralized mortgage obligations	128	1	282	5	410	6
Other U.S. debt securities	51	—	166	9	217	9
U.S. equity securities	—	—	5	3	5	3
Non-U.S. equity securities	1	—	—	—	1	—
Total	$9,394	$69	$8,926	$299	$18,320	$368
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$2	$—	$91	$1	$93	$1
Asset-backed securities:
Student loans	809	27	631	24	1,440	51
Credit cards	218	—	—	—	218	—
Other	6	—	50	—	56	—
Total asset-backed securities	1,033	27	681	24	1,714	51
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	189	7	515	24	704	31
Asset-backed securities	421	4	51	—	472	4
Government securities	197	—	—	—	197	—
Total non-U.S. debt securities	807	11	566	24	1,373	35
Collateralized mortgage obligations	728	10	200	9	928	19
Total	$2,570	$48	$1,538	$58	$4,108	$106

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,123	$4	$121	$1	$3,244	$5
Mortgage-backed securities	5,729	48	3,166	86	8,895	134
Asset-backed securities:
Student loans	2,841	54	3,217	144	6,058	198
Credit cards	838	7	490	30	1,328	37
Sub-prime	7	—	387	31	394	31
Other	720	3	43	—	763	3
Total asset-backed securities	4,406	64	4,137	205	8,543	269
Non-U.S. debt securities:
Mortgage-backed securities	1,457	7	437	4	1,894	11
Asset-backed securities	2,190	7	22	—	2,212	7
Government securities	1,691	—	—	—	1,691	—
Other	1,548	5	527	7	2,075	12
Total non-U.S. debt securities	6,886	19	986	11	7,872	30
State and political subdivisions	206	1	658	26	864	27
Collateralized mortgage obligations	1,511	14	217	8	1,728	22
Other U.S. debt securities	475	9	178	9	653	18
U.S. equity securities	—	—	5	3	5	3
Total	$22,336	$159	$9,468	$349	$31,804	$508
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$16,370	$120	$3,005	$97	$19,375	$217
Mortgage-backed securities	560	8	—	—	560	8
Asset-backed securities:
Student loans	896	25	615	22	1,511	47
Credit cards	636	1	—	—	636	1
Other	102	—	31	1	133	1
Total asset-backed securities	1,634	26	646	23	2,280	49
Non-U.S. debt securities:
Mortgage-backed securities	338	2	524	24	862	26
Asset-backed securities	1,015	3	69	—	1,084	3
Government securities	128	1	—	—	128	1
Other	—	—	43	—	43	—
Total non-U.S. debt securities	1,481	6	636	24	2,117	30
Collateralized mortgage obligations	634	9	537	20	1,171	29
Total	$20,679	$169	$4,824	$164	$25,503	$333

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of June 30, 2016:

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,508	$1,154	$252	$418	$6,332
Mortgage-backed securities	103	2,145	4,288	12,539	19,075
Asset-backed securities:
Student loans	426	3,782	1,354	1,392	6,954
Credit cards	4	261	1,115	—	1,380
Sub-prime	3	2	2	362	369
Other	2	158	1,401	149	1,710
Total asset-backed securities	435	4,203	3,872	1,903	10,413
Non-U.S. debt securities:
Mortgage-backed securities	876	4,091	709	1,592	7,268
Asset-backed securities	125	2,196	218	129	2,668
Government securities	3,907	1,354	144	—	5,405
Other	1,794	3,064	517	(1)	5,374
Total non-U.S. debt securities	6,702	10,705	1,588	1,720	20,715
State and political subdivisions	428	2,314	5,630	2,231	10,603
Collateralized mortgage obligations	108	46	515	2,072	2,741
Other U.S. debt securities	806	1,149	390	45	2,390
Total	$13,090	$21,716	$16,535	$20,928	$72,269
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$12,728	$8,771	$78	$21,577
Mortgage-backed securities	—	10	171	1,340	1,521
Asset-backed securities:
Student loans	91	99	229	1,070	1,489
Credit cards	39	823	35	—	897
Other	30	55	51	2	138
Total asset-backed securities	160	977	315	1,072	2,524
Non-U.S. debt securities:
Mortgage-backed securities	323	470	79	1,028	1,900
Asset-backed securities	197	673	—	—	870
Government securities	197	112	—	—	309
Other	74	117	—	—	191
Total non-U.S. debt securities	791	1,372	79	1,028	3,270
Collateralized mortgage obligations	72	66	300	1,056	1,494
Total	$1,023	$15,153	$9,636	$4,574	$30,386
The maturities of asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Six Months Ended June 30,
(In millions)	2016	2015
Balance, beginning of period	$92	$115
Additions:
Losses for which OTTI was previously recognized	1	1
Deductions:
Previously recognized losses related to securities sold or matured	(2)	(15)
Balance, end of period	$91	$101
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
We had $1 million of OTTI in the six months ended June 30, 2016 and 2015, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding the OTTI recorded in the six months ended June 30, 2016, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $474 million related to 917 securities as of June 30, 2016 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

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
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	June 30, 2016	December 31, 2015
Institutional:
Investment funds:
U.S.	$11,893	$11,136
Non-U.S.	2,540	1,678
Commercial and financial:
U.S.	3,916	4,671
Non-U.S.	505	278
Purchased receivables:
U.S.	79	93
Non-U.S.	—	—
Lease financing:
U.S.	335	337
Non-U.S.	544	578
Total institutional	19,812	18,771
Commercial real estate:
U.S.	27	28
Total loans and leases	19,839	18,799
Allowance for loan and lease losses	(51)	(46)
Loans and leases, net of allowance for loan and lease losses	$19,788	$18,753

Short-duration advances to our clients included in the institutional segment were $4.32 billion and $2.62 billion as of June 30, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $3.30 billion and $3.14 billion of senior secured loans as of June 30, 2016 and December 31, 2015, respectively. These senior secured loans are included in the “speculative”, "special mention" and "substandard" categories in the credit-quality-indicator tables presented below. As of June 30, 2016 and December 31, 2015, our allowance for loan and lease losses included approximately $43 million and $35 million, respectively, related to these loans.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional
June 30, 2016	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$14,116	$1,075	$79	$851	$27	$16,148
Speculative(2)	315	3,331	—	28	—	3,674
Special mention(3)	2	—	—	—	—	2
Doubtful(4)	—	15	—	—	—	15
Total	$14,433	$4,421	$79	$879	$27	$19,839

	Institutional
December 31, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$12,415	$1,780	$93	$888	$28	$15,204
Speculative(2)	399	3,138	—	27	—	3,564
Special mention(3)	—	31	—	—	—	31
Total	$12,814	$4,949	$93	$915	$28	$18,799

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
(4) Doubtful loans and leases meet the same definition of substandard loans and leases (i.e., well-defined weaknesses that jeopardize repayment with the possibility that we will sustain some loss) with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	June 30, 2016			December 31, 2015
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$15	$—	$15	$—	$—	$—
Collectively evaluated for impairment	19,797	27	19,824	18,771	28	18,799
Total	$19,812	$27	$19,839	$18,771	$28	$18,799

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of June 30, 2016 and December 31, 2015, $2 million and zero, respectively, of the allowance for loan and lease loss related to institutional loans individually evaluated for impairment. As of June 30, 2016 and December 31, 2015, $49 million and $46 million, respectively, of the allowance for loan and lease loss related to institutional loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of June 30, 2016			As of December 31, 2015
(In millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance(1)
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$—	$34	$—
CRE—other—acquired credit-impaired	—	22	—	—	22	—
Total CRE	—	56	—	—	56	—
With an allowance recorded:
Institutional- commercial and financial lending(2)	15	15	2	—	—	—
Total Institutional	15	15	2	—	—	—
Total CRE and institutional	$15	$71	$2	$—	$56	$—

(1) As of June 30, 2016 and December 31, 2015, there was an additional allowance for loan and lease losses of $49 million and $46 million, respectively, related to loans that were not impaired.
(2) We identified $15 million of commercial and financing loans as impaired. The average recorded investment and related interest revenue recognized is $15 million and zero, respectively, for the three and six month periods ended June 30, 2016.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the six months ended June 30, 2016 and the year ended December 31, 2015.
As of June 30, 2016 and December 31, 2015, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,
	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$47	$41
Provision for loan losses	4	2
Charge-offs	—	—
Ending balance	$51	$43

	Six Months Ended June 30,
	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$46	$37
Provision for loan losses	8	6
Charge-offs	(3)	—
Ending balance	$51	$43

(1) As of June 30, 2016, approximately $43 million of our allowance for loan and lease losses was related to senior secured loans included in the institutional segment; the remaining $8 million was related to other institutional segment loans.
The provision of $8 million and $6 million recorded in the six months ended June 30, 2016 and 2015, respectively, as well as the the charge-offs of $3 million recorded in the six months ended June 30, 2016 were a result of exposure to senior secured loans to non-investment grade borrowers, purchased in connection with our participation in syndicated loans.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan and lease losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	Six Months Ended June 30,
	2016			2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,641	$30	$5,671	$5,793	$33	$5,826
Divestitures and other reductions	(11)	—	(11)	—	—	—
Foreign currency translation	11	—	11	(95)	(2)	(97)
Ending balance	$5,641	$30	$5,671	$5,698	$31	$5,729
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	Six Months Ended June 30,
	2016			2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,753	$15	$1,768	$1,998	$27	$2,025
Amortization	(94)	(4)	(98)	(95)	(4)	(99)
Foreign currency translation and other, net	12	—	12	(54)	(1)	(55)
Ending balance	$1,671	$11	$1,682	$1,849	$22	$1,871
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2016			December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,490	$(1,268)	$1,222	$2,486	$(1,198)	$1,288
Core deposits	671	(265)	406	667	(246)	421
Other	151	(97)	54	147	(88)	59
Total	$3,312	$(1,630)	$1,682	$3,300	$(1,532)	$1,768

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2016	December 31, 2015
Collateral deposits, net	$20,971	$21,465
Derivative instruments, net	8,784	4,777
Bank-owned life insurance	3,118	3,078
Investments in joint ventures and other unconsolidated entities	2,262	2,034
Accounts receivable	961	1,018
Receivable for securities settlement	622	311
Prepaid expenses	344	284
Deferred tax assets, net of valuation allowance	225	182
Income taxes receivable	141	154
Deposits with clearing organizations	139	127
Other	422	473
Total	$37,989	$33,903
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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2016 and December 31, 2015, we had recorded approximately $3.00 billion and $1.40 billion, respectively, of cash collateral received from counterparties and approximately $3.27 billion and $1.65 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.

Certain of our derivative assets and liabilities as of June 30, 2016 and December 31, 2015 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2016 totaled approximately $2.70 billion, against which we provided $54 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of June 30, 2016 was approximately $2.64 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest-rate risk and foreign currency risk. Interest-rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest-rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

derivative financial instruments, most frequently interest-rate swaps and options (for example, interest-rate caps and floors). Interest-rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. When appropriate, forward-rate agreements, options on swaps, and exchange-traded futures and options are also used. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges. For additional information on derivatives designated as hedging instruments, refer to Note 10 to the consolidated financial statements on pages 164 to 168 in our 2015 Form 10-K.
 Fair Value Hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 5.1 years as of June 30, 2016, compared to 5.4 years as of December 31, 2015.
We have entered into interest-rate swap agreements to modify our interest expense on eight senior notes and two subordinated notes from fixed rates to floating rates. The senior and subordinated notes are hedged with interest-rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that align with the hedged notes. The table below summarizes the maturities and the paid fixed interest rates for the hedged senior and subordinated notes:

June 30, 2016	Maturity	Paid Fixed Interest Rate
Senior Notes
	2018	1.35%
	2020	2.55%
	2021	1.95%
	2021	4.38%
	2023	3.70%
	2024	3.30%
	2025	3.55%
	2026	2.65%

Subordinated Notes
	2018	4.96%
	2023	3.10%

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
Net Investment Hedges
Derivatives categorized as net investment hedges are utilized to offset the fluctuation of foreign exchange rates. Effectiveness of net investment hedges is based on the overall changes in the fair value of the forward contracts.
We have entered into foreign exchange contracts to protect the net investment in our foreign operations against adverse changes in exchange rates. These foreign exchange contracts have maturities of less than three months. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of our net investments in our foreign operations attributable to changes in foreign exchange rates.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$9	$336
Futures	11,302	2,621
Foreign exchange contracts:
Forward, swap and spot	1,419,570	1,274,277
Options purchased	—	403
Options written	—	404
Futures	167	—
Credit derivative contracts:
Credit swap agreements(1)	37	141
Commodity and equity contracts:
Commodity(1)	151	113
Equity(1)	103	87
Other:
Stable value contracts	26,071	24,583
Deferred value awards(2)	506	320
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,364	9,398
Foreign exchange contracts:
Forward and swap	4,812	4,515

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 11.
(2) Represents grants of deferred value awards to employees; refer to Note 12 in the 2015 Form 10-K , "Derivatives Not Designated as Hedging Instruments" for additional information.

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value hedges to manage our interest-rate risk. The following tables present the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

June 30, 2016(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,614
Long-term debt(2)	8,750
Total	$10,364

December 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,698
Long-term debt(2)	7,700
Total	$9,398

(1) As of June 30, 2016 and December 31, 2015, there were no interest-rate contracts designated as cash flow hedges.
(2) As of June 30, 2016, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $458 million. As of December 31, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $105 million.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.43%	2.24%	3.70%	2.67%

	Six Months Ended June 30,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.43%	2.22%	3.61%	2.60%

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in Note 8.

Derivative Assets(1)
	Fair Value
(In millions)	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$20,472	$10,799
Interest-rate contracts	1	2
Other derivative contracts	5	5
Total	$20,478	$10,806

Derivatives designated as hedging instruments:
Foreign exchange contracts	$396	$517
Interest-rate contracts	506	133
Total	$902	$650

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$20,522	$10,795
Other derivative contracts	161	103
Interest-rate contracts	1	2
Total	$20,684	$10,900

Derivatives designated as hedging instruments:
Foreign exchange contracts	$98	$73
Interest-rate contracts	211	180
Total	$309	$253

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$162	$165	$316	$369
Interest-rate contracts	Processing fees and other revenue	—	—	1	—
Interest-rate contracts	Trading services revenue	(3)	(1)	(4)	(1)
Credit derivative contracts	Trading services revenue	—	—	(1)	—
Other derivative contracts	Trading services revenue	(4)	1	(4)	3
Total		$155	$165	$308	$371

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$57	$33	$127	$92
Total		$57	$33	$127	$92

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30,				Three Months Ended June 30,
(In millions)		2016	2015			2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(25)	$12	Investment securities	Processing fees and other revenue	$25	$(12)
Foreign exchange contracts	Processing fees and other revenue	(2)	(13)	FX deposit	Processing fees and other revenue	2	13
Interest-rate contracts	Processing fees and other revenue	(6)	37	Available-for-sale securities	Processing fees and other revenue(1)	6	(38)
Interest-rate contracts	Processing fees and other revenue	128	(85)	Long-term debt	Processing fees and other revenue	(121)	82
Total		$95	$(49)			$(88)	$45

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Six Months Ended June 30,				Six Months Ended June 30,
(In millions)		2016	2015			2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$19	$(52)	Investment securities	Processing fees and other revenue	$(19)	$52
Foreign exchange contracts	Processing fees and other revenue	246	(13)	FX deposit	Processing fees and other revenue	(246)	13
Interest-rate contracts	Processing fees and other revenue	(36)	12	Available-for-sale securities	Processing fees and other revenue(2)	37	(12)
Interest-rate contracts	Processing fees and other revenue	376	(17)	Long-term debt	Processing fees and other revenue	(361)	17
Total		$605	$(70)			$(589)	$70

(1) For the three months ended June 30, 2016 and 2015, $3 million and $22 million, respectively, of unrealized losses and unrealized gains, respectively, on AFS investment securities designated in fair value hedges was recognized in OCI.
(2) For the six months ended June 30, 2016 and 2015, $22 million and $7 million, respectively, of unrealized losses and unrealized gains, respectively, on AFS investment securities designated in fair value hedges was recognized in OCI.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(In millions)	2016	2015		2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$—	$(1)	Net interest revenue	$—	$—
Foreign exchange contracts	(114)	21	Net interest revenue	—	—	Net interest revenue	6	2
Total	$(114)	$21		$—	$(1)		$6	$2

Derivatives designated as net investment hedges:
Foreign exchange contracts	$51	$—	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$51	$—		$—	$—		$—	$—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015		2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$—	$(2)	Net interest revenue	$—	$—
Foreign exchange contracts	(227)	41	Net interest revenue	—	—	Net interest revenue	11	4
Total	$(227)	$41		$—	$(2)		$11	$4

Derivatives designated as net investment hedges:
Foreign exchange contracts	$51	$—	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$51	$—		$—	$—		$—	$—
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
As of June 30, 2016 and December 31, 2015, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $2.18 billion and $3.05 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $51 million and $262 million, respectively.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$20,868	$(10,615)	$10,253	$11,316	$(5,896)	$5,420
Interest-rate contracts	507	(10)	497	135	(5)	130
Other derivative contracts	5	(5)	—	5	(2)	3
Cash collateral netting	N/A	(1,966)	(1,966)	N/A	(776)	(776)
Total derivatives	$21,380	$(12,596)	$8,784	$11,456	$(6,679)	$4,777
Other financial instruments:
Resale agreements and securities borrowing(4)	$60,336	$(38,251)	$22,085	$62,522	$(38,997)	$23,525
Total derivatives and other financial instruments	$81,716	$(50,847)	$30,869	$73,978	$(45,676)	$28,302

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
(4) Included in the $22,085 million as of June 30, 2016 were $2,010 million of resale agreements and $20,075 million of collateral provided related to securities borrowing. Included in the $23,525 million as of December 31, 2015 were $3,404 million of resale agreements and $20,121 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

	June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Cash and Securities Received(1)	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Collateral Received(1)	Net Amount(2)
Derivatives	$8,784	$—	$(445)	$8,339	$4,777	$—	$(405)	$4,372
Resale agreements and securities borrowing	22,085	(108)	(21,589)	388	23,525	(63)	(22,812)	650
Total	$30,869	$(108)	$(22,034)	$8,727	$28,302	$(63)	$(23,217)	$5,022

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$20,620	$(10,615)	$10,005	$10,868	$(5,896)	$4,972
Interest-rate contracts	212	(9)	203	182	(5)	177
Other derivative contracts	161	(5)	156	103	(2)	101
Cash collateral netting	N/A	(2,661)	(2,661)	N/A	(1,118)	(1,118)
Total derivatives	$20,993	$(13,290)	$7,703	$11,153	$(7,021)	$4,132
Other financial instruments:
Repurchase agreements and securities lending(4)	$47,234	$(38,251)	$8,983	$46,766	$(38,997)	$7,769
Total derivatives and other financial instruments	$68,227	$(51,541)	$16,686	$57,919	$(46,018)	$11,901

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
(4) Included in the $8,983 million as of June 30, 2016 were $4,350 million of repurchase agreements and $4,633 million of collateral received related to securities lending. Included in the $7,769 million as of December 31, 2015 were $4,499 million of repurchase agreements and $3,270 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

	June 30, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Cash and Securities Provided(1)	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Collateral Provided(1)	Net Amount(2)
Derivatives	$7,703	$—	$(136)	$7,567	$4,132	$—	$(64)	$4,068
Repurchase agreements and securities lending	8,983	(108)	(6,622)	2,253	7,769	(63)	(5,287)	2,419
Total	$16,686	$(108)	$(6,758)	$9,820	$11,901	$(63)	$(5,351)	$6,487

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$36,692	$16	$—	$36,708
Equity securities	—	—	—	—
Non-U.S. sovereign debt	—	58	—	58
Total	36,692	74	—	36,766
Securities lending transactions:
Corporate debt securities	32	—	—	32
Equity securities	9,339	—	750	10,089
Non-U.S. sovereign debt	347	—	—	347
Total	9,718	—	750	10,468
Gross amount of recognized liabilities for repurchase agreements and securities lending	$46,410	$74	$750	$47,234

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2015
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$37,157	$5	$—	$37,162
Non-U.S. sovereign debt	—	97	—	97
Total	37,157	102	—	37,259
Securities lending transactions:
Corporate debt securities	1	—	—	1
Equity securities	8,502	—	1,002	9,504
Non-U.S. sovereign debt	2	—	—	2
Total	8,505	—	1,002	9,507
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,662	$102	$1,002	$46,766

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to Note 12 in the consolidated financial statements on pages 173 to 174 in our 2015 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit generally through lines of credit and short-duration advance facilities totaling $22.60 billion and $22.58 billion as of June 30, 2016 and December 31, 2015, respectively. The maximum possible losses associated with these commitments, excluding the value of any collateral, equal the gross contractual amounts. As of June 30, 2016, approximately 77% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

(In millions)	June 30, 2016	December 31, 2015
Indemnified securities financing	$344,257	$320,436
Stable value protection	26,071	24,583
Asset purchase agreements	4,405	3,990
Standby letters of credit	4,159	4,700
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2016	December 31, 2015
Fair value of indemnified securities financing	$344,257	$320,436
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	356,490	335,420
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	68,524	63,055
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	72,613	67,016
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2016 and December 31, 2015, we had approximately $20.08 billion and $20.12 billion, respectively, of collateral provided and approximately $4.63 billion and $3.27 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

As of June 30, 2016, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $574 million (excluding the remaining accrual of $283 million in connection with errors in invoicing certain of our Investment Servicing clients). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from indirect foreign exchange trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Twelve Months Ended December 31, 2015	280
Six Months Ended June 30, 2016	136
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

As of June 30, 2016, we have accrued a total of $565 million associated with our indirect foreign exchange business. On July 26, 2016, we announced that we have negotiated settlement agreements which we expect, subject to final approval, to resolve these matters. Settlements have been reached with the Department of Justice, the Department of Labor and the Massachusetts Attorney General and, subject to court approval, a class of State Street's U.S. custody customers. State Street has also reached an agreement in principle with the Securities and Exchange Commission. Each of these agreements depend upon certification, for settlement purposes, of a class of State Street's U.S. custody customers that executed indirect foreign exchange transactions with State Street between 1998 and 2009, and final approval by the United States District Court for the District of Massachusetts of the settlement agreement between State Street and the class. Although our current legal accrual is sufficient to satisfy our obligations under these settlements if they become final, there can be no assurance that the settlements will become final, that potential participants in the class action will not opt-out and pursue separate claims, or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us in the United States or elsewhere. These settlements or an adverse outcome with respect to one or more other currently unasserted claims, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, and any additional claims not currently asserted could have a material adverse effect on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.
Transition Management
In January 2014, we entered into a settlement with the U.K. FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. In April 2016, the U.S. Attorney’s office in Boston charged two former employees in our U.K. transition management business with criminal fraud in connection with their alleged role in this matter, and, in May 2016, the SEC commenced a parallel civil enforcement proceeding against one of these employees. We are in discussions with the SEC regarding a possible resolution of this matter with respect to State Street. We do not know at this time what actions the U.S.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Attorney may take with respect to State Street. Any action by the SEC or U.S. Attorney with respect to State Street could include civil or criminal proceedings and could involve significant fines or other sanctions, any of which could have a material adverse effect on our reputation or on client demand for our products and services. As of June 30, 2016, we had remaining accruals of approximately $2.0 million for indemnification costs associated with this matter.
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
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998 and our determination that we had incorrectly invoiced clients for certain expenses. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. As of June 30, 2016, we had identified approximately $283 million (excluding interest), of such expenses and we have begun to reimburse affected clients. In conjunction with that review, we are evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. We are in communication with certain governmental authorities about these matters, including the Department of Justice, the SEC, the Department of Labor and the Massachusetts Attorney General. In April 2016, the Massachusetts Secretary of State commenced an administrative enforcement proceeding against State

Street Global Markets, LLC, alleging that our allegedly unethical behavior concerning expense invoices caused State Street Global Markets, LLC to violate state law governing the securities industry by virtue of our alleged control of State Street Global Markets, LLC. The complaint seeks to impose a censure, a fine and to provide for reimbursement or other relief. It is possible that we may be required to reimburse clients for additional amounts, clients or governmental authorities may assert other theories of liability, or we may become subject to other regulatory proceedings and litigation in connection with these matters, any of which could have a material adverse effect on our reputation or business, including on client demand for our products and services.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits have increased from approximately $63 million as of December 31, 2015 to $66 million as of June 30, 2016.
We are presently under audit by a number of tax authorities and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2012 and 2013. The earliest tax year open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of June 30, 2016 for tax exposures.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to Note 14 to the consolidated financial statements on pages 176 to 177 in our 2015 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of June 30, 2016 and December 31, 2015, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $2.03 billion and $2.10 billion, respectively, and other short-term borrowings of $1.67 billion and $1.75 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 5.1 years as of June 30, 2016, compared to approximately 5.4 years as of December 31, 2015.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. Our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.68 billion and $546 million, respectively. As of June 30, 2016, none of the standby bond-purchase agreements were utilized.

Interests in Sponsored Investment Funds:
As of June 30, 2016, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $268 million and $183 million, respectively. As of December 31, 2015, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $321 million and $228 million, respectively.
As of June 30, 2016, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $54 million and represented the value of our economic ownership interest in the fund.
As of June 30, 2016 and December 31, 2015, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $128 million and $75 million as of June 30, 2016 and December 31, 2015, respectively, and represented the carrying value of our seed capital investment, which is recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

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
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2016:

	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (in millions)	Redemption Date(1)
Preferred Stock:(2)
Series C	August 2012	20,000,000	1/4,000th	$100,000	$25	$488	September 15, 2017
Series D	February 2014	30,000,000	1/4,000th	100,000	25	742	March 15, 2024
Series E	November 2014	30,000,000	1/4,000th	100,000	25	728	December 15, 2019
Series F	May 2015	750,000	1/100th	100,000	1,000	742	September 15, 2020
Series G	April 2016	20,000,000	1/4,000th	100,000	25	493	March 15, 2026

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	951	0.24	5	—	—	—
Total			$33			$29

	Six Months Ended June 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (in millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,333	0.84	25
Series F	2,625	26.25	20	—	—	—
Series G	951	0.24	5	—	—	—
Total			$82			$60

(1) Dividends were paid in June 2016.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Common Stock:
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017. No shares were purchased by us under this program in the quarter ended June 30, 2016.
In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under the 2015 Program during the periods indicated.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)	Shares Purchased (in millions)	Average Cost per Share	Total Purchased (in millions)
2015 Program	6.5	$59.66	$390	12.1	$58.83	$715

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)	Dividends Declared per Share	Total (in millions)
	2016		2015		2016		2015
Common Stock	$0.34	$133	$0.34	$139	$0.68	$268	$0.64	$262
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2016	December 31, 2015
Net unrealized gains on cash flow hedges	$119	$293

Net unrealized gains (losses) on available-for-sale securities portfolio	550	9
Net unrealized gains (losses) related to reclassified available-for-sale securities	(23)	(28)
Net unrealized gains (losses) on available-for-sale securities	527	(19)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(131)	(109)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	37	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(13)	(16)
Net unrealized losses on retirement plans	(185)	(183)
Foreign currency translation	(1,351)	(1,394)
Total	$(997)	$(1,442)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(174)	522	51	4	(4)	43	442
Amounts reclassified into (out of) earnings	—	2	—	(1)	2	—	3
Other comprehensive income (loss)	(174)	524	51	3	(2)	43	445
Balance as of June 30, 2016	$119	$396	$37	$(13)	$(185)	$(1,351)	$(997)

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Six Months Ended June 30, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	19	(134)	—	8	—	(410)	(517)
Amounts reclassified into (out of) earnings	1	(2)	—	(1)	15	—	13
Other comprehensive income (loss)	20	(136)	—	7	15	(410)	(504)
Balance as of June 30, 2015	$296	$56	$(14)	$(22)	$(257)	$(1,070)	$(1,011)

The following tables present after-tax reclassifications into (out of) earnings for the periods indicated:

	Three Months Ended June 30,
	2016	2015
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of $0 and ($1), respectively	$(1)	$(2)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($1) and $8, respectively	1	10	Compensation and employee benefits expenses
Total reclassifications in to (out of) AOCI	$(1)	$8

	Six Months Ended June 30,
	2016	2015
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related taxes of $0 and ($1), respectively	$—	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($1) and ($1), respectively	2	(2)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(1)	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($3) and $1, respectively	2	15	Compensation and employee benefits expenses
Total reclassifications into AOCI	$3	$13

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
As of June 30, 2016, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of June 30, 2016, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2016 that have changed the capital categorization of State Street Bank.

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

			State Street				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches June 30, 2016(1)	Basel III Standardized Approach June 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches June 30, 2016(1)	Basel III Standardized Approach June 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,271	$10,271	$10,250	$10,250	$10,941	$10,941	$10,938	$10,938
Retained earnings			16,686	16,686	16,049	16,049	11,638	11,638	10,655	10,655
Accumulated other comprehensive income (loss)			(1,124)	(1,124)	(1,422)	(1,422)	(907)	(907)	(1,230)	(1,230)
Treasury stock, at cost			(7,083)	(7,083)	(6,457)	(6,457)	—	—	—	—
Total			18,750	18,750	18,420	18,420	21,672	21,672	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,144)	(6,144)	(5,927)	(5,927)	(5,844)	(5,844)	(5,631)	(5,631)
Other adjustments			(88)	(88)	(60)	(60)	(86)	(86)	(85)	(85)
Common equity tier 1 capital			12,518	12,518	12,433	12,433	15,742	15,742	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(72)	(72)	(109)	(109)	—	—	—	—
Tier 1 capital			15,642	15,642	15,264	15,264	15,742	15,742	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,270	1,270	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			3	78	12	66	—	78	8	66
Other adjustments			—	—	2	2	—	—	—	—
Total capital			$17,794	$17,869	$17,349	$17,403	$17,012	$17,090	$16,026	$16,084
Risk-weighted assets:
Credit risk			$55,748	$102,932	$51,733	$93,515	$51,328	$98,387	$47,677	$89,164
Operational risk			44,436	NA	43,882	NA	43,899	NA	43,324	NA
Market risk(4)			3,828	1,560	3,937	2,378	3,831	1,560	3,939	2,378
Total risk-weighted assets			$104,012	$104,492	$99,552	$95,893	$99,058	$99,947	$94,940	$91,542
Adjusted quarterly average assets			$222,666	$222,666	$221,880	$221,880	$218,363	$218,363	$217,358	$217,358

Capital Ratios:	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2015 Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.0%	12.0%	12.5%	13.0%	15.9%	15.8%	15.4%	16.0%
Tier 1 capital	7.0	6.0	15.0	15.0	15.3	15.9	15.9	15.8	15.4	16.0
Total capital	9.0	8.0	17.1	17.1	17.4	18.1	17.2	17.1	16.9	17.6
Tier 1 leverage	4.0	4.0	7.0	7.0	6.9	6.9	7.2	7.2	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2016 and and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2016.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015.

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Interest revenue:
Deposits with banks	$30	$54	$73	$108
Investment securities:
U.S. Treasury and federal agencies	209	176	420	359
State and political subdivisions	54	58	108	116
Other investments	189	247	371	506
Securities purchased under resale agreements	35	15	71	26
Loans and leases	93	77	184	151
Other interest-earning assets	10	2	22	5
Total interest revenue	620	629	1,249	1,271
Interest expense:
Deposits	16	14	54	40
Securities sold under resale agreements	—	—	1	—
Short-term borrowings	2	3	2	3
Long-term debt	62	61	122	123
Other interest-bearing liabilities	19	16	37	24
Total interest expense	99	94	216	190
Net interest revenue	$521	$535	$1,033	$1,081

Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Insurance	$21	$28	$44	$65
Regulatory fees and assessments	18	25	38	58
Securities processing	6	14	10	34
Litigation	—	253	—	403
Other	93	83	158	144
Total other expenses	$138	$403	$250	$704
Restructuring Charges
We expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 to implement State Street Beacon, our previously announced multi-year transformation program to fully digitize our business to support the development of new solutions and capabilities for our clients and to create cost efficiencies. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions.

In the second quarter and six months ended June 30, 2016, we recorded net restructuring charges of $13 million and $110 million, respectively, due to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-Offs	Total
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Balance at March 31, 2016	91	10	7	108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Balance at June 30, 2016	$55	$22	$5	$82

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

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015
Net income	$619	$418
Less:
Preferred stock dividends	(33)	(29)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—
Net income available to common shareholders	$585	$389
Average common shares outstanding (in thousands):
Basic average common shares	394,160	410,674
Effect of dilutive securities: common stock options and common stock awards	4,687	6,038
Diluted average common shares	398,847	416,712
Anti-dilutive securities(2)	3,277	619
Earnings per Common Share:
Basic	$1.48	$0.95
Diluted(3)	1.47	0.93

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015
Net income	$987	$823
Less:
Preferred stock dividends	(82)	(60)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$904	$762
Average common shares outstanding (in thousands):
Basic average common shares	396,790	411,445
Effect of dilutive securities: common stock options and common stock awards	4,323	6,198
Diluted average common shares	401,113	417,643
Anti-dilutive securities(2)	3,426	704
Earnings per Common Share:
Basic	$2.28	$1.85
Diluted(3)	2.25	1.83

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

	Three Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2016	2015	2016	2015	2016	2015	2016	2015
Servicing fees	$1,239	$1,319	$—	$—	$—	$—	$1,239	$1,319
Management fees	—	—	293	304	—	—	293	304
Trading services	255	271	12	10	—	—	267	281
Securities finance	156	155	—	—	—	—	156	155
Processing fees and other	102	22	(4)	(5)	—	—	98	17
Total fee revenue	1,752	1,767	301	309	—	—	2,053	2,076
Net interest revenue	520	534	1	1	—	—	521	535
Gains (losses) related to investment securities, net	(1)	(3)	—	—	—	—	(1)	(3)
Total revenue	2,271	2,298	302	310	—	—	2,573	2,608
Provision for loan losses	4	2	—	—	—	—	4	2
Total expenses	1,599	1,880	244	251	17	3	1,860	2,134
Income before income tax expense	$668	$416	$58	$59	$(17)	$(3)	$709	$472
Pre-tax margin	29%	18%	19%	19%			28%	18%

	Six Months Ended June 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2016	2015	2016	2015	2016	2015	2016	2015
Servicing fees	$2,481	$2,587	$—	$—	$—	$—	$2,481	$2,587
Management fees	—	—	563	605	—	—	563	605
Trading services	517	586	22	19	—	—	539	605
Securities finance	290	256	—	—	—	—	290	256
Processing fees and other	147	81	3	(3)	—	—	150	78
Total fee revenue	3,435	3,510	588	621	—	—	4,023	4,131
Net interest revenue	1,032	1,079	1	2	—	—	1,033	1,081
Gains (losses) related to investment securities, net	1	(4)	—	—	—	—	1	(4)
Total revenue	4,468	4,585	589	623	—	—	5,057	5,208
Provision for loan losses	8	6	—	—	—	—	8	6
Total expenses	3,286	3,716	500	507	124	8	3,910	4,231
Income before income tax expense	$1,174	$863	$89	$116	$(124)	$(8)	$1,139	$971
Pre-tax margin	26%	19%	15%	19%			23%	19%

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 18.    Non-U.S. Activities
We define our non-U.S. activities as those revenue-producing business activities that arise from clients which are generally serviced or managed outside the U.S. Due to the integrated nature of our business, precise segregation of our U.S. and non-U.S. activities is not possible. Subjective estimates, assumptions and other judgments are applied to quantify the financial results and assets related to our

non-U.S. activities, including our application of funds transfer pricing, our asset-and-liability management policies and our allocation of certain indirect corporate expenses. Management periodically reviews and updates its processes for quantifying the financial results and assets related to our non-U.S. activities.

The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,136	$1,437	$2,573	$1,150	$1,458	$2,608
Income before income taxes	344	365	709	351	121	472

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$2,161	$2,896	$5,057	$2,297	$2,911	$5,208
Income before income taxes	521	618	1,139	693	278	971
Non-U.S. assets were $84.6 billion and $72.5 billion as of June 30, 2016 and 2015, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015, and changes in shareholders' equity, and cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Corporation's management.
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
August 5, 2016

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017. No shares were purchased by us under this program in the quarter ended June 30, 2016.
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
The following table presents purchases of our common stock under the 2015 Program and related information for each of the months in the quarter ended June 30, 2016. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2016	—	$—	$—	$455
May 1 - May 31, 2016	2,094	61.55	129	326
June 1 - June 30, 2016	4,444	58.76	261	65
Total	6,538	$59.66	$390	$65
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 5, 2016	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2016	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman, President and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2016 and 2015, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2016 and 2015, (iii) consolidated statement of condition as of June 30, 2016 and December 31, 2015, (iv) consolidated statement of changes in shareholders' equity for the six months ended June 30, 2016 and 2015, (v) consolidated statement of cash flows for the six months ended June 30, 2016 and 2015, and (vi) notes to consolidated financial statements.