Form 10-Q
period 2016-09-30
STATE STREET CORP
filed 2016-11-03
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 385,734,628.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2016

ACRONYMS

2015 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2015	FHLB	Federal Home Loan Bank of Boston
ABS	Asset-backed securities	FRBB	Federal Reserve Bank of Boston
AFS	Available-for-sale	FSB	Financial Stability Board
ALLL	Allowance for loan and lease losses	FX	Foreign exchange
AML	Anti-money laundering	GAAP	Generally accepted accounting principles
AOCI	Accumulated other comprehensive income (loss)	G-SIB	Global systemically important bank
ASU	Accounting Standards Update	HQLA(1)	High-quality liquid assets
AUCA	Assets under custody and administration	HTM	Held-to-maturity
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
BCBS	Basel Committee on Banking Supervision	MRAC	Management Risk and Capital Committee
Board	Board of Directors	NIR	Net interest revenue
CCAR	Comprehensive Capital Analysis and Review	OCI	Other comprehensive income (loss)
CD	Certificates of deposit	OCIO	Outsourced Chief Investment Officer
CET1(1)	Common equity tier 1	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligations	OTC	Over-the-counter
CRE	Commercial real estate	OTTI	Other-than-temporary-impairment
CVA	Credit valuation adjustment	Parent Company	State Street Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
ECB	European Central Bank	P&L	Profit-and-loss
EPS	Earnings per share	RC	Risk Committee
ERISA	Employee Retirement Income Security Act	RWA(1)	Risk-weighted assets
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SSGA	State Street Global Advisors
FASB	Financial Accounting Standards Board	State Street Bank	State Street Bank and Trust Company
FCA	Financial Conduct Authority	TMRC	Trading and Markets Risk Committee
FDIC	Federal Deposit Insurance Corporation	VaR	Value-at-risk
Federal Reserve	Board of Governors of the Federal Reserve System	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list following the table of contents to this Form 10-Q.

State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $29.18 trillion of AUCA and $2.45 trillion of AUM as of September 30, 2016.
As of September 30, 2016, we had consolidated total assets of $256.14 billion, consolidated total deposits of $198.77 billion, consolidated total shareholders' equity of $22.15 billion and 33,332 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers active and passive asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO), and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
For financial and other information about our lines of business, refer to “Line of Business Information” included in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements included in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and updates the Management's Discussion and Analysis in our 2015 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2015 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include accounting for fair value measurements; other-than-temporary impairment of investment securities; impairment of goodwill and other intangible assets; and contingencies. These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. Additional information about these significant accounting policies is included under “Significant Accounting Estimates” in Management's Discussion and Analysis in our 2015 Form 10-K. We did not change these significant accounting policies in the first nine months of 2016.
Certain financial information provided in this Form 10-Q, including this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios

State Street Corporation | 5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

calculated under regulatory standards scheduled to be effective in the future) that management uses in evaluating our business and activities.
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

State Street Corporation | 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the respective securities and the recognition of an impairment loss in our consolidated statement of income;

•
our ability to attract deposits and other low-cost, short-term funding, our ability to manage levels of such deposits and the relative portion of our deposits that are determined to be operational under regulatory guidelines and our ability to deploy deposits in a profitable manner consistent with our liquidity needs, regulatory requirements and risk profile;

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement changes to the regulatory framework applicable to our operations, including implementation of the Dodd-Frank Act, the Basel III final rule and European legislation (such as the Alternative Investment Fund Managers Directive, Undertakings for Collective Investment in Transferable Securities Directives and Markets in Financial Instruments Directive II); among other consequences, these regulatory changes impact the levels of regulatory capital we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, and restrictions on banking and financial activities. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, and compliance programs, and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

•
we may not successfully implement our plans to have a credible resolution plan by July 2017, including the sufficiency of the actions taken to address the deficiencies jointly identified by the Federal Reserve and the FDIC in April 2016 with respect to our 2015 resolution plan, or those plans may not be considered to be sufficient by the Federal Reserve and the FDIC, due to a number of factors, including, but not limited to challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the  complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in our resolution plan submission filed on October 1, 2016 or in any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations;

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

•
economic or financial market disruptions in the U.S. or internationally, including that which may result from recessions or political instability, for example, the U.K.'s referendum to exit from the European Union may continue to disrupt financial markets or economic growth in Europe;

•
our ability to develop and execute State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization, any failure of which, in whole or in part, may

State Street Corporation | 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;

•
our ability to promote a strong culture of risk management, operating controls, compliance oversight, ethical behavior and governance that meet our expectations and those of our clients and our regulators, and the financial, regulatory, reputation and other consequences of our failure to meet such expectations;

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

•
our ability to expand our use of technology to enhance the efficiency, accuracy and reliability of our operations and our dependencies on information technology and our ability to control related risks, including cyber-crime and other threats to our information technology infrastructure and systems (including those of our third-party service providers) and their effective operation both independently and with external systems, and complexities and costs of protecting the security of such systems and data;

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

State Street Corporation | 8

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

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	% Change
Total fee revenue	$2,079	$2,103	(1)%
Net interest revenue	537	513	5
Gains (losses) related to investment securities, net	4	(2)	nm
Total revenue	2,620	2,614	—
Provision for loan losses	—	5	nm
Total expenses	1,984	1,962	1
Income before income tax expense	636	647	(2)
Income tax expense	72	67	7
Net Income (loss) from non-controlling interest	(1)	1	nm
Net income	$563	$581	(3)
Adjustments to net income:
Dividends on preferred stock(1)	(55)	(42)	31
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$507	$539	(6)
Earnings per common share:
Basic	$1.31	$1.33	(2)
Diluted	1.29	1.31	(2)
Average common shares outstanding (in thousands):
Basic	388,358	406,612
Diluted	393,212	412,167
Cash dividends declared per common share	$.38	$.34
Return on average common equity	10.6%	11.3%

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	% Change
Total fee revenue	$6,102	$6,234	(2)%
Net interest revenue	1,570	1,594	(2)
Gains (losses) related to investment securities, net	5	(6)	nm
Total revenue	7,677	7,822	(2)
Provision for loan losses	8	11	(27)
Total expenses	5,894	6,193	(5)
Income before income tax expense	1,775	1,618	10
Income tax expense	226	215	5
Net income from non-controlling interest	1	1	nm
Net income	$1,550	$1,404	10
Adjustments to net income:
Dividends on preferred stock(1)	(137)	(102)	34
Earnings allocated to participating securities(2)	(2)	(1)	nm
Net income available to common shareholders	$1,411	$1,301	8
Earnings per common share:
Basic	$3.58	$3.18	13
Diluted	3.54	3.13	13
Average common shares outstanding (in thousands):
Basic	393,959	409,816
Diluted	398,413	415,772
Cash dividends declared per common share	$1.06	$.98
Return on average common equity	9.9%	9.1%

(1) Refer to Note 12 of the consolidated financial statements included in this Form 10-Q for additional information regarding our preferred stock dividends.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
nm Not meaningful

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the quarter ended September 30, 2016 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended September 30, 2016 to those for the quarter ended September 30, 2015 and for the nine months ended September 30, 2016 to those for the nine months ended September 30, 2015, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2015 period to the relevant 2016 results.
Highlights

•
We secured new asset servicing mandates of $212 billion in the third quarter and $1,225 billion in the first nine months of 2016, of which approximately $95 billion and $886 billion was installed in the third quarter and first nine months of 2016, respectively. The remaining amount is expected to be installed in the remainder of 2016 or later.

•
On July 1, 2016, we completed our previously announced acquisition of GE Asset Management ("GEAM") from General Electric Company, with a total initial purchase price of approximately $437 million and approximately $46 million in potential incremental purchase price related to future opportunities with General Electric. This acquisition extends our core investment management capabilities, including in the high growth OCIO markets, and enhances our capabilities in connection with the delivery of value-added solutions to our client base. In the third quarter of 2016, we incurred acquisition and restructuring costs associated with the acquisition of approximately $29 million and expect to incur approximately $80 million of such costs through 2018, including the third quarter costs.

•
Excluding AUM associated with the acquired GEAM operations of $112 billion, net outflows of AUM totaled $36 billion and $58 billion in the quarter and nine months ended September 30, 2016, respectively.

•	We declared common stock dividends of $0.38 per share, totaling approximately $147 million, in the third quarter of 2016.

•
In the third quarter of 2016, we purchased approximately 4.7 million shares of our common stock at an average per-share cost of $69.03 and an aggregate cost of approximately $325 million under our current common stock purchase program approved by our Board in July 2016.

Additional information with respect to our common stock purchase program is provided under "Financial Condition - Capital" in this Management's Discussion and Analysis.
Financial Results

•
Total revenue in the third quarter of 2016 increased slightly compared to the third quarter of 2015, primarily due to a 28% increase in management fee revenue, partially offset by a decrease in processing fees and other revenue.

•	Servicing fee revenue increased 1% in the third quarter of 2016 compared to the third quarter of 2015, due to net new business.

•
Management fee revenue increased 28% in the third quarter of 2016 compared to the third quarter of 2015, primarily due to the impact of the acquired GEAM business and lower money market fee waivers and higher global equity markets.

•	Return on average common shareholders' equity decreased to 10.6% in the third quarter of 2016 compared to 11.3% in the third quarter of 2015.

•
In the third quarter of 2016, we recorded restructuring charges of $10 million related to State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We are on track to generate at least $165 million in estimated annual year-over-year pre-tax savings in 2016 related to State Street Beacon, all else equal. These savings include the effects of the targeted staff reductions announced in October 2015. The full effect of these 2016 savings will be felt in 2017. Actual expenses may increase or decrease in the future due to other factors.

•
In the third quarter of 2016, we recorded a pre-tax charge of approximately $42 million to establish a legal reserve related to previously disclosed investigations by U.S. governmental agencies concerning our transition management business activities in 2010 and 2011.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
Total expenses in the third quarter of 2016 increased 1% compared to the third quarter of 2015, primarily driven by increases in acquisition costs, primarily associated with the acquired GEAM business, and information systems and communications expenses, partially offset by decreases in compensation and employee benefits and professional services expenses.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months of 2016 compared to the same periods in 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
TOTAL REVENUE

TABLE 2: TOTAL REVENUE
	Quarters Ended September 30,
(In millions)	2016	2015	% Change
Fee revenue:
Servicing fees	$1,303	$1,289	1%
Management fees	368	287	28
Trading services:
Foreign exchange trading	159	177	(10)
Brokerage and other trading services	108	117	(8)
Total trading services	267	294	(9)
Securities finance	136	113	20
Processing fees and other	5	120	(96)
Total fee revenue	2,079	2,103	(1)
Net interest revenue:
Interest revenue	647	614	5
Interest expense	110	101	9
Net interest revenue	537	513	5
Gains (losses) related to investment securities, net	4	(2)	nm
Total revenue	$2,620	$2,614	—

	Nine Months Ended September 30,
(In millions)	2016	2015	% Change
Fee revenue:
Servicing fees	$3,784	$3,876	(2)%
Management fees	931	892	4
Trading services:
Foreign exchange trading	472	547	(14)
Brokerage and other trading services	334	352	(5)
Total trading services	806	899	(10)
Securities finance	426	369	15
Processing fees and other	155	198	(22)
Total fee revenue	6,102	6,234	(2)
Net interest revenue:
Interest revenue	1,896	1,885	1
Interest expense	326	291	12
Net interest revenue	1,570	1,594	(2)
Gains (losses) related to investment securities, net	5	(6)	nm
Total revenue	$7,677	$7,822	(2)

nm Not meaningful

FEE REVENUE
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters and nine months ended September 30, 2016 and 2015.
Servicing and management fees collectively made up approximately 80% and 77% of our total fee revenue in the third quarter and first nine months of 2016, respectively, compared to approximately 75% and 76% in the third quarter and first nine months of 2015, respectively. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Performance fees are generated when the performance of certain managed portfolios exceeds benchmarks specified in the management agreements. Generally, we experience more volatility with performance fees than with more traditional management fees.
In light of the above, we estimate, using relevant information as of September 30, 2016 and assuming that all other factors remain constant, that:

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
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis.

TABLE 3: DAILY, MONTH-END AND QUARTER-END INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
S&P 500®	2,162	2,027	7%	2,171	1,999	9%	2,168	1,920	13%
NASDAQ®	5,169	4,924	5	5,229	4,842	8	5,312	4,620	15
MSCI® EAFE®	1,678	1,785	(6)	1,692	1,754	(4)	1,702	1,644	4
MSCI® Emerging Markets	887	860	3	890	837	6	903	792	14
	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
S&P 500®	2,065	2,064	—%	2,078	2,047	2%
NASDAQ®	4,880	4,928	(1)	4,922	4,891	1
MSCI EAFE®	1,640	1,836	(11)	1,650	1,827	(10)
MSCI® Emerging Markets	821	948	(13)	830	940	(12)
NET INTEREST REVENUE
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the quarters and nine months ended September 30, 2016 and 2015.
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

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 4: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended September 30,
	2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$57,580	$29.20%		$73,466	$53.29%
Securities purchased under resale agreements(1)	2,667	40	6.01	4,838	18	1.51
Trading account assets	994	—	—	1,338	—	—
Investment securities	100,449	505	2.01	100,175	505	2.02
Loans and leases	18,744	97	2.06	17,606	79	1.77
Other interest-earning assets	21,721	18.30		24,001	2.03
Average total interest-earning assets	$202,155	$689	1.35	$221,424	$657	1.18
Interest-bearing deposits:
U.S.	$33,668	$42.49%		$36,033	$15.16%
Non-U.S.	95,617	(22)	(.09)	101,297	13.05
Securities sold under repurchase agreements(1)	3,976	—	—	9,220	—	—
Federal funds purchased	24	—	—	17	—	—
Other short-term borrowings	1,566	2.57		3,791	1.18
Long-term debt	11,885	68	2.27	10,497	62	2.36
Other interest-bearing liabilities	5,647	20	1.41	4,463	10.88
Average total interest-bearing liabilities	$152,383	$110.29		$165,318	$101.24
Interest-rate spread			1.06%			.94%
Net interest revenue—fully taxable-equivalent basis		$579			$556
Net interest margin—fully taxable-equivalent basis			1.14%			1.00%
Tax-equivalent adjustment		(42)			(43)
Net interest revenue—GAAP basis		$537			$513

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$52,423	$101.26%		$74,830	$161.29%
Securities purchased under resale agreements(1)	2,610	112	5.73	3,325	45	1.79
Trading account assets	908	1.09		1,234	—	—
Investment securities	101,243	1,486	1.96	107,216	1,574	1.96
Loans and leases	18,674	281	2.01	17,711	229	1.73
Other interest-earning assets	22,316	39.24		22,731	7.04
Average total interest-earning assets	$198,174	$2,020	1.36	$227,047	$2,016	1.19
Interest-bearing deposits:
U.S.	$30,388	$99.44%		$31,479	$34.14%
Non-U.S.	95,013	(26)	(.04)	105,347	33.04
Securities sold under repurchase agreements(1)	4,107	1.03		9,576	—	—
Federal funds purchased	33	—	—	21	—	—
Other short-term borrowings	1,727	4.34		4,211	5.16
Long-term debt	11,306	191	2.24	9,779	185	2.52
Other interest-bearing liabilities	5,550	57	1.38	6,835	34.65
Average total interest-bearing liabilities	$148,124	$326.29		$167,248	$291.23
Interest-rate spread			1.07%			.95%
Net interest revenue—fully taxable-equivalent basis		$1,694			$1,725
Net interest margin—fully taxable-equivalent basis			1.14%			1.02%
Tax-equivalent adjustment		(124)			(131)
Net interest revenue—GAAP basis		$1,570			$1,594

(1) Reflects the impact of balance sheet netting under enforceable netting agreements.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

See Table 4: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of net interest revenue on a fully taxable-equivalent basis for the quarters and nine months ended September 30, 2016 and 2015. Net interest revenue increased 4% on a fully taxable-equivalent basis in the third quarter of 2016 compared to the third quarter of 2015. Benefits during the third quarter of 2016 from the U.S. rate hike in December 2015 were partially offset by lower global interest rates that affected our revenue from certain floating-rate assets, the rate at which payments from the maturity or prepayment of portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar. The third quarter of 2016 also reflects our management actions toward the end of the third quarter of 2015 to manage the size and composition of our investment portfolio as we seek to optimize our capital and liquidity positions in light of the evolving regulatory environment. Net interest revenue decreased 2% in the nine months ended September 30, 2016 compared to the same period in 2015. The decrease is primarily the result of the previously mentioned management actions, which contributed to a reduction of average interest and non-interest bearing deposits of $22 billion for the nine months ended September 30, 2016 compared to the same period in 2015.
The effect of the stronger U.S. dollar relative to other currencies, particularly the GBP, also negatively impacted our net interest revenue.  The stronger U.S. dollar had the effect of reducing fully taxable-equivalent net interest revenue by approximately $5 million in the third quarter of 2016 compared to the third quarter of 2015.
We recorded aggregate discount accretion in interest revenue of $42 million and $72 million for the third quarter and first nine months of 2016, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue as follows:

TABLE 5: TOTAL DISCOUNT ACCRETION IN INTEREST REVENUE
(In millions)	Discount Accretion in Interest Revenue
Twelve Months Ended December 31, 2009	$621
Twelve Months Ended December 31, 2010	712
Twelve Months Ended December 31, 2011	220
Twelve Months Ended December 31, 2012	215
Twelve Months Ended December 31, 2013	137
Twelve Months Ended December 31, 2014	119
Twelve Months Ended December 31, 2015	98
Nine Months Ended September 30, 2016	72
Total Discount Accretion	$2,194

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
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold them to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of September 30, 2016 to generate aggregate discount accretion in future periods of approximately $173 million over their remaining terms, with approximately one third of this discount accretion to be recorded through 2019. We estimate that we will have approximately $10 million to $15 million of discount accretion in the fourth quarter of 2016, excluding the impact of potential significant prepayments.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were lower for the third quarter and first nine months ended September 30, 2016 compared to the same periods in 2015 as a result of the previously described management actions.
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

State Street Corporation | 14

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
Interest-bearing deposits with banks averaged $57.58 billion and $52.42 billion for the third quarter and first nine months of 2016, respectively, compared to $73.47 billion and $74.83 billion for the same periods in 2015, respectively. These decreases reflect management’s effort to reduce elevated client deposit levels as a component of our balance sheet management actions. These lower levels of deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and elevated levels of client deposits and our investment of the excess deposits with central banks.
We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.
Loans and leases averaged $18.74 billion and $18.67 billion for the third quarter and first nine months of 2016, respectively, compared to $17.61 billion and $17.71 billion for the same periods in 2015, respectively. The increase in average loans and leases resulted from growth in municipal loans and our continued investment in senior secured loans, offset by a reduction in mutual fund lending.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015
Average U.S. short-duration advances	$2,114	$2,226
Average non-U.S. short-duration advances	1,299	1,325
Average total short-duration advances	$3,413	$3,551
Average short-duration advances to average loans and leases	18%	20%

	Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015
Average U.S. short-duration advances	$2,163	$2,284
Average non-U.S. short-duration advances	1,345	1,432
Average total short-duration advances	$3,508	$3,716
Average short-duration advances to average loans and leases	19%	21%

Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets decreased to $21.72 billion and $22.32 billion for the third quarter and first nine months of 2016, respectively, from $24.00 billion and $22.73 billion for the same periods in 2015, respectively. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 11% of our average total interest-earning assets for both the third quarter and first nine months of 2016, compared to approximately 11% and 10% of our average total interest-earning assets for the same periods in 2015, respectively. The enhanced custody business, which is our principal securities financing business for our custody clients, generates securities finance revenue. The net interest revenue earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits decreased to $129.29 billion and $125.40 billion for the third quarter and first nine months of 2016, respectively, from $137.33 billion and $136.83 billion for the same periods in 2015, respectively. The lower levels in the third quarter and first nine months of 2016 were primarily the result of management's actions to reduce both U.S. and non-U.S. transaction accounts, offset by increases in time deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.57 billion and $1.73 billion for the third quarter and first nine months of 2016, respectively, from $3.79 billion and $4.21 billion for the same periods in 2015, respectively. The decrease was the result of the phase-out of our commercial paper program during 2015, consistent with the objectives of our 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
Average long-term debt increased to $11.89 billion and $11.31 billion for the third quarter and first nine months of 2016, respectively, from $10.50 billion and $9.78 billion for the same periods in 2015, respectively. The increase primarily reflected the issuance of $3.0 billion of senior debt in August 2015 and $1.5 billion of senior debt in May 2016 which was offset by a $900 million extendible note called at the end of February 2015 and the maturities of $200

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million of senior debt in December 2015, $400 million of senior debt in January 2016 and $1.0 billion of senior debt in March 2016.
Average other interest-bearing liabilities were $5.65 billion and $5.55 billion for the third quarter and first nine months of 2016, respectively, compared to $4.46 billion and $6.84 billion for the same periods in 2015, respectively, primarily the result of changes in the level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
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

EXPENSES
Table 7: Expenses, provides the breakout of expenses for the quarters and nine months ended September 30, 2016 and 2015.

TABLE 7: EXPENSES
	Quarters Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change
Compensation and employee benefits	$1,013	$1,051	(4)%
Information systems and communications	285	265	8
Transaction processing services	200	201	—
Occupancy	107	110	(3)
Acquisition costs	33	7	371
Restructuring charges, net	9	3	200
Other:
Professional services	95	136	(30)
Amortization of other intangible assets	55	48	15
Securities processing costs	10	40	(75)
Regulatory fees and assessments	28	31	(10)
Other	149	70	113
Total other	337	325	4
Total expenses	$1,984	$1,962	1
Number of employees at quarter-end	33,332	31,860

	Nine Months Ended September 30,
(In millions)	2016	2015	% Change
Compensation and employee benefits	$3,109	$3,122	—%
Information systems and communications	827	761	9
Transaction processing services	601	599	—
Occupancy	331	332	—
Acquisition costs	47	15	213
Restructuring charges, net	119	4	2,875
Other:
Professional services	270	368	(27)
Amortization of other intangible assets	153	147	4
Securities processing costs	20	75	(73)
Regulatory fees and assessments	65	90	(28)
Other	352	680	(48)
Total other	860	1,360	(37)
Total expenses	$5,894	$6,193	(5)

Compensation and employee benefits expenses decreased 4% in the third quarter of 2016 compared to the third quarter of 2015. The decrease was primarily due to lower severance costs and savings related to State Street Beacon, partially offset by higher costs related to the acquired GEAM business and increased costs to support regulatory initiatives and new business.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Information systems and communications expenses increased 8% in the third quarter of 2016 compared to the third quarter of 2015 and 9% in the nine months ended September 30, 2016 compared to the same period in 2015. The increase for both comparative periods was primarily related to investments supporting new business and State Street Beacon, the impact of the acquired GEAM business, and costs related to regulatory initiatives.
Other expenses increased 4% in the third quarter of 2016 compared to the third quarter of 2015 and decreased 37% in the nine months ended September 30, 2016 compared to the same period in 2015. The increase in the third quarter of 2016 was primarily due to establishing a legal reserve of approximately $42 million related to the previously disclosed investigations by U.S. governmental agencies concerning our transition management business activities and the impact of the acquired GEAM business, partially offset by lower professional services expenses. The decrease in the nine months ended September 30, 2016 was primarily due to legal accruals of approximately $400 million recorded in 2015, relating to our indirect foreign exchange business, as well as lower levels of professional services, securities processing, travel and insurance expenses in 2016.
Our compliance obligations have increased due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations, including our efforts to complete our 2017 resolution plan (due to be submitted on July 1, 2017), as discussed within the Liquidity Risk Management section included in this Form 10-Q, will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
Acquisition Costs
We recorded acquisition costs of $33 million in the third quarter of 2016 compared to $7 million in the third quarter of 2015, and $47 million in the nine months ended September 30, 2016 compared to $15 million during the nine months ended September 30, 2015. These amounts include approximately $29 million related to our acquisition of GEAM on July 1, 2016. As we integrate GEAM's operations into our business, we expect to incur total merger and integration costs of approximately $80 million through 2018. For further information on the GEAM acquisition, refer to Note 1 to the consolidated financial statements included in this Form 10-Q.
Restructuring Charges
We expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 to implement State Street Beacon, our previously announced multi-year transformation program to fully digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions.
In the third quarter and nine months ended September 30, 2016, we recorded net restructuring charges of $10 million and $120 million, respectively, associated with State Street Beacon.

The following table presents aggregate restructuring activity for the periods indicated.

TABLE 8: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Balance at March 31, 2016	91	10	7	108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Balance at June 30, 2016	55	22	5	82
Accruals for State Street Beacon	8	3	(1)	10
Payments and Other Adjustments	(14)	(3)	(1)	(18)
Balance at September 30, 2016	$49	$22	$3	$74

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INCOME TAX EXPENSE
Income tax expense was $72 million in the third quarter of 2016 compared to $67 million in the third quarter of 2015. In the first nine months of 2016 and 2015, income tax expense was $226 million and $215 million, respectively. Our effective tax rate for the first nine months of 2016 was 12.8% compared to 13.3% for the same period in 2015. The effective tax rate for the first nine months 2016 reflects a benefit from additional alternative energy investments in 2016. The 2015 tax rate benefited from the approval of a prior year tax refund and the reduction of an Italian deferred tax liability, partially offset by a change in New York tax law and a non-deductible legal accrual.

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

Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change	2016	2015	% Change
Servicing fees	$1,303	$1,289	1%	$3,784	$3,876	(2)%
Trading services	254	283	(10)	771	869	(11)
Securities finance	136	113	20	426	369	15
Processing fees and other	6	131	(95)	153	212	(28)
Total fee revenue	1,699	1,816	(6)	5,134	5,326	(4)
Net interest revenue	536	514	4	1,567	1,593	(2)
Gains (losses) related to investment securities, net	4	(2)	nm	5	(6)	nm
Total revenue	2,239	2,328	(4)	6,706	6,913	(3)
Provision for loan losses	—	5	nm	8	11	(27)
Total expenses	1,634	1,673	(2)	4,920	5,389	(9)
Income before income tax expense	$605	$650	(7)	$1,778	$1,513	18
Pre-tax margin	27%	28%		27%	22%

nm Not meaningful
Net interest revenue increased 4% in the third quarter of 2016 compared to the same period in 2015. Benefits during the third quarter of 2016 from the U.S. rate hike in December 2015 were partially offset by lower global interest rates that affected our revenue from certain floating-rate assets, the rate at which payments from the maturity or prepayment of portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar. The third quarter of 2016 also reflects our management actions toward the end of the third quarter of 2015 to manage the size and composition of our investment portfolio as we seek to optimize our capital and liquidity positions in light of the evolving regulatory environment.
Net interest revenue decreased 2% in the first nine months of 2016 compared to the same period in 2015. The decrease is primarily the result of the previously mentioned management actions, which contributed to a reduction of average interest and non-interest bearing deposits, as well as lower global interest rates, that affected our revenue from floating-rate assets, and the effect of the stronger U.S. dollar, partially offset by the benefit of higher levels of certain interest-earning assets. A discussion of net interest revenue is provided under “Net Interest Revenue” in

“Total Revenue” in this Management's Discussion and Analysis.
Total expenses decreased 2% and 9% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The decreases primarily resulted from savings related to State Street Beacon and other expense reduction initiatives, partially offset by higher regulatory spending, net new business activity, and expenses for legal accruals recorded in the first nine months of 2015 in connection with outstanding and potential claims arising out of our indirect FX client activities.
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

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing Fees
Servicing fees increased 1% in the third quarter of 2016 compared to the same period in 2015, primarily due to net new business. Servicing fees decreased 2% in the first nine months of 2016 compared to the same period in 2015, primarily due to lower international market levels and the effect of the strong U.S. dollar, partially offset by net new business.
Servicing fees generated outside the U.S. were approximately 43% and 42% of total servicing fees in the third quarter and first nine months of 2016, respectively, compared to approximately 41% for the same periods in 2015, respectively.

TABLE 10: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
Mutual funds	$6,906	$6,768	$6,698
Collective funds	7,541	7,088	6,883
Pension products	5,671	5,510	5,497
Insurance and other products	9,060	8,142	8,187
Total	$29,178	$27,508	$27,265

TABLE 11: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
Equities	$16,012	$14,888	$14,223
Fixed-income	9,891	9,264	9,470
Short-term and other investments	3,275	3,356	3,572
Total	$29,178	$27,508	$27,265

TABLE 12: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
North America	$21,561	$20,842	$20,536
Europe/Middle East/Africa	6,107	5,387	5,452
Asia/Pacific	1,510	1,279	1,277
Total	$29,178	$27,508	$27,265

(1) Geographic mix is based on the location in which the assets are serviced.
Asset levels as of September 30, 2016 did not reflect the estimated $506 billion of new business in assets to be serviced, which was awarded to us in the second quarter of 2016 and prior periods but not installed prior to September 30, 2016. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

Trading Services

TABLE 13: TRADING SERVICES REVENUE
	Quarters Ended September 30,
(In millions)	2016	2015	% Change
Foreign exchange trading:
Direct sales and trading	$94	$108	(13)%
Indirect foreign exchange trading	65	69	(6)
Total foreign exchange trading	159	177	(10)
Brokerage and other trading services:
Electronic foreign exchange services	41	46	(11)
Other trading, transition management and brokerage	54	60	(10)
Total brokerage and other trading services	95	106	(10)
Total trading services revenue	$254	$283	(10)

	Nine Months Ended September 30,
(In millions)	2016	2015	% Change
Foreign exchange trading:
Direct sales and trading	$271	$331	(18)%
Indirect foreign exchange trading	201	216	(7)
Total foreign exchange trading	472	547	(14)
Brokerage and other trading services:
Electronic foreign exchange services	128	138	(7)
Other trading, transition management and brokerage	171	184	(7)
Total brokerage and other trading services	299	322	(7)
Total trading services revenue	$771	$869	(11)
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

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Total FX trading revenue decreased 10% and 14% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, primarily due to lower volumes and market volatility. In 2015, significant market events in Europe and China stimulated trading activity, in contrast to the same periods in 2016, which included reduced trading volumes during the first and second quarters of 2016 in advance of the U.K.'s referendum to exit from the European Union, or "Brexit," which largely leveled off during the third quarter of 2016.
We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 59% and 57% of total foreign exchange trading revenue in the third quarter and first nine months of 2016, respectively, compared to 61% for each of the same periods in 2015.
Alternatively, clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 41% and 43% of total foreign exchange trading revenue in the third quarter and first nine months of 2016, respectively, as compared to 39% for each of the same periods in 2015. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading.
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
Our direct sales and trading revenue decreased by 13% and 18% for the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The decreases are primarily due to lower volumes and volatility. Our estimated indirect FX trading revenue decreased 6% and 7% in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. The decreases mainly resulted from lower volumes and volatility.
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
Total brokerage and other trading services revenue decreased 10% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The decreases were primarily due to lower transition management revenues, a non-recurring gain in the prior year, and reduced client volumes.
Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 11% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, mainly due to reduced client volumes.
Other trading, transition management and brokerage revenue decreased 10% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, primarily due to a non-recurring gain in the prior year.
In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods. See Note 10 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 20

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
See Table 9: Investment Servicing Line of Business Results, for the comparison of securities finance revenue for the quarters and nine months ended September 30, 2016 and 2015.
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
Securities finance revenue increased 20% and 15% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The increase was primarily the result of growth in our enhanced custody business and higher agency lending.
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
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, decreased 95% in the third quarter of 2016 compared to the same period in 2015. The decrease was primarily due to a non-recurring gain of $83 million on the sale of commercial real estate in the third quarter of 2015. Processing fees and other revenue decreased 28% in the first nine months of 2016 compared to the same period in 2015, primarily due to the aforementioned non-recurring gain as well as lower earnings from equity method investments, partially offset by a pre-tax gain of $53 million on the sale of WM/Reuters in the second quarter of 2016.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change
Management fees	$368	$287	28%
Trading services	13	11	18
Processing fees and other	(1)	(11)	nm
Total fee revenue	380	287	32
Net interest revenue	1	(1)	nm
Total revenue	381	286	33
Total expenses	317	204	55
Income before income tax expense	$64	$82	(22)
Pre-tax margin	17%	29%

	Nine Months Ended September 30,
(Dollars in millions, except where otherwise noted)	2016	2015	% Change
Management fees	$931	$892	4%
Trading services	35	30	17
Processing fees and other	2	(14)	nm
Total fee revenue	968	908	7
Net interest revenue	3	1	nm
Total revenue	971	909	7
Total expenses	817	711	15
Income before income tax expense	$154	$198	(22)
Pre-tax margin	16%	22%

nm Not meaningful
Total revenue for our Investment Management Line of Business, presented in Table 14: Investment Management Line of Business Results, increased 33% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

in 2015. Total fee revenue increased 32% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.
Total expenses increased in the third quarter of 2016 and first nine months of 2016 compared to the same periods in 2015 primarily due to costs related to the acquisition of GEAM, partially offset by savings related to State Street Beacon.
In July 2016, we completed our acquisition of GEAM in a cash transaction with a total initial purchase price of approximately $437 million and approximately $46 million in potential incremental purchase price related to future opportunities with General Electric. AUM associated with the acquired GEAM operations totaled $112 billion as of September 30, 2016. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.
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
Management fees increased 28% in the third quarter of 2016 compared to the same period in 2015, primarily due to the acquisition of GEAM on July 1, 2016 and a decline in money market fee waivers. Management fees increased 4% in the first nine months of 2016 compared to the same period in 2015, primarily due to the aforementioned acquisition and a decline in money market fee waivers, partially offset by weaker international markets and the effect of the strong U.S. dollar.
Management fees generated outside the U.S. were approximately 29% and 33% of total management fees in the third quarter and first nine months of 2016, respectively, compared to 34% and 35% for the same periods in 2015, respectively.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
Equity:
Active	$70	$32	$29
Passive	1,340	1,294	1,237
Total Equity	1,410	1,326	1,266
Fixed-Income:
Active	73	18	16
Passive	318	294	300
Total Fixed-Income	391	312	316
Cash(1)	351	368	380
Multi-Asset-Class Solutions:
Active	19	17	26
Passive	106	86	85
Total Multi-Asset-Class Solutions	125	103	111
Alternative Investments(2):
Active	29	17	17
Passive	140	119	113
Total Alternative Investments	169	136	130
Total	$2,446	$2,245	$2,203

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
Alternative Investments(2)	$54	$34	$35
Cash	2	3	3
Equity	370	350	323
Fixed-income	52	41	39
Total Exchange-Traded Funds	$478	$428	$400

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2016	December 31, 2015	September 30, 2015
North America	$1,641	$1,452	$1,409
Europe/Middle East/Africa	495	489	500
Asia/Pacific	310	304	294
Total	$2,446	$2,245	$2,203

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of September 30, 2015	$1,266	$316	$380	$111	$130	$2,203
Long-term institutional inflows(1)	59	14	—	9	3	85
Long-term institutional outflows(1)	(72)	(22)	—	(7)	(3)	(104)
Long-term institutional flows, net	(13)	(8)	—	2	—	(19)
ETF flows, net	10	3	(1)	—	(1)	11
Cash fund flows, net	—	—	(10)	—	—	(10)
Total flows, net	(3)	(5)	(11)	2	(1)	(18)
Market appreciation	65	3	—	(9)	7	66
Foreign exchange impact	(2)	(2)	(1)	(1)	—	(6)
Total market/foreign exchange impact	63	1	(1)	(10)	7	60
Balance as of December 31, 2015	1,326	312	368	103	136	2,245
Long-term institutional inflows(1)	161	62	—	34	9	266
Long-term institutional outflows(1)	(206)	(71)	—	(26)	(16)	(319)
Long-term institutional flows, net	(45)	(9)	—	8	(7)	(53)
ETF flows, net	(3)	7	(1)	—	13	16
Cash fund flows, net	—	—	(21)	—	—	(21)
Total flows, net	(48)	(2)	(22)	8	6	(58)
Market appreciation	84	19	1	11	15	130
Foreign exchange impact	10	6	—	—	1	17
Total market/foreign exchange impact	94	25	1	11	16	147
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of September 30, 2016	$1,410	$391	$351	$125	$169	$2,446

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.
(4) Includes assets under management acquired as part of the acquisition of GEAM on July 1, 2016.
The preceding table did not include new asset management business which was awarded to SSGA but not installed as of September 30, 2016. New business will be reflected in AUM in future periods after installation and will generate management fee revenue in subsequent periods. Total AUM as of September 30, 2016 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

State Street Corporation | 23

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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Nine Months Ended September 30,
	2016	2015
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$52,423	$74,830
Securities purchased under resale agreements	2,610	3,325
Trading account assets	908	1,234
Investment securities	101,243	107,216
Loans and leases	18,674	17,711
Other interest-earning assets	22,316	22,731
Average total interest-earning assets	198,174	227,047
Cash and due from banks	3,402	2,577
Other noninterest-earning assets	27,052	28,313
Average total assets	$228,628	$257,937
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$30,388	$31,479
Non-U.S.	95,013	105,347
Total interest-bearing deposits	125,401	136,826
Securities sold under repurchase agreements	4,107	9,576
Federal funds purchased	33	21
Other short-term borrowings	1,727	4,211
Long-term debt	11,306	9,779
Other interest-bearing liabilities	5,550	6,835
Average total interest-bearing liabilities	148,124	167,248
Noninterest-bearing deposits	43,806	54,153
Other noninterest-bearing liabilities	14,697	15,231
Preferred shareholders’ equity	3,015	2,322
Common shareholders’ equity	18,986	18,983
Average total liabilities and shareholders’ equity	$228,628	$257,937

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under “Consolidated Results of Operations - Total Revenue - Net Interest Revenue” in this Management's Discussion and Analysis.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2016	December 31, 2015
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,302	$5,718
Mortgage-backed securities	17,995	18,165
Asset-backed securities:
Student loans(1)	7,307	7,176
Credit cards	1,375	1,341
Sub-prime	354	419
Other	1,273	1,764
Total asset-backed securities	10,309	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,161	7,071
Asset-backed securities	2,529	3,267
Government securities	5,984	4,355
Other	5,919	4,834
Total non-U.S. debt securities	21,593	19,527
State and political subdivisions	10,756	9,746
Collateralized mortgage obligations	2,806	2,987
Other U.S. debt securities	2,338	2,624
U.S. equity securities	41	39
Non-U.S. equity securities	3	3
U.S. money-market mutual funds	361	542
Non-U.S. money-market mutual funds	16	19
Total	$71,520	$70,070

Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,553	$20,878
Mortgage-backed securities	4,280	610
Asset-backed securities:
Student loans(1)	1,440	1,592
Credit cards	897	897
Other	76	366
Total asset-backed securities	2,413	2,855
Non-U.S. debt securities:
Mortgage-backed securities	1,581	2,202
Asset-backed securities	697	1,415
Government securities	288	239
Other	119	65
Total non-U.S. debt securities	2,685	3,921
State and political subdivisions	—	1
Collateralized mortgage obligations	1,437	1,687
Total	$28,368	$29,952

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
Approximately 92% of the carrying value of the portfolio was rated “AAA” or “AA” as of both September 30, 2016 and December 31, 2015.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2016	December 31, 2015
AAA(1)	78%	80%
AA	14	12
A	5	5
BBB	2	2
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2016, the investment portfolio of 12,194 securities was diversified with respect to asset class. Approximately 51% of the aggregate carrying value of the portfolio as of September 30, 2016 and December 31, 2015 was composed of mortgage-backed and asset-backed securities. The asset-backed securities portfolio, of which approximately 92% of the carrying value as of both September 30, 2016 and December 31, 2015 was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Volcker rule became effective in July 2012, and the final implementing regulations became effective in April 2014. Under a 2016 conformance period extension issued by the Federal Reserve, all investments in and relationships with investments in a covered fund made or entered into after December 31, 2013 by a banking entity and its affiliates, and all proprietary trading activities of those entities, were required to be in conformance with the Volcker rule and its final implementing regulations by July 21, 2016. On July 7, 2016, the Federal Reserve announced a final one-year extension of the general conformance period for banking entities to conform ownership interests in and relationships with legacy covered funds to July 21, 2017.
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
As of September 30, 2016, we held approximately $1.39 billion of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $17 million, composed primarily of gross unrealized gains of $17 million. Comparatively, as of December 31, 2015, we held approximately $2.10 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
The final Volcker rule regulations also require banking entities to establish extensive programs designed to ensure compliance with the restrictions of the Volcker rule. We have established a compliance program which we believe complies with the final Volcker rule regulations as currently in effect. Such compliance program restricts our ability in the future to engage in certain activities including priority trading and service certain types of funds, in particular covered funds for which SSGA acts as an advisor and certain types of trustee relationships. Consequently, Volcker rule compliance entails both the cost of a compliance program and loss of certain revenue and future opportunities.
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2016, compared to approximately 23% as of December 31, 2015.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	September 30, 2016	December 31, 2015
Available-for-sale:
United Kingdom	$5,694	$5,754
Australia	4,130	3,316
Canada	3,109	2,400
Japan	1,600	1,348
Netherlands	1,517	1,839
South Korea	941	1,052
France	872	954
Germany	731	990
Italy	666	389
Hong Kong	557	—
Norway	546	524
Belgium	315	234
Finland	256	319
Sweden	186	123
Spain	195	150
Ireland	118	29
Other(1)	160	106
Total	$21,593	$19,527
Held-to-maturity:
Netherlands	$673	$684
United Kingdom	607	1,067
Australia	539	917
Germany	449	832
Singapore	174	129
Spain	106	108
Italy	53	59
Ireland	—	10
Other(2)	84	115
Total	$2,685	$3,921

(1) Included approximately $91 million and $26 million as of September 30, 2016 and December 31, 2015, respectively, related to Portugal and Austria, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $38 million and $31 million as of September 30, 2016 and December 31, 2015, respectively, related to Portugal and Norway, all of which were related to mortgage-backed securities and auto loans.
Approximately 88% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of September 30, 2016 and December 31, 2015, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2016 and December 31, 2015, approximately 66% and

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

70%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of September 30, 2016, our non-U.S. debt securities had an average market-to-book ratio of 100.7%, and an aggregate pre-tax net unrealized gain of approximately $171 million, composed of gross unrealized gains of $203 million and gross unrealized losses of $32 million. These unrealized amounts included a pre-tax net unrealized gain of $100 million, composed of gross unrealized gains of $114 million and gross unrealized losses of $14 million, associated with non-U.S. debt securities available-for- sale.
As of September 30, 2016, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included U.K. prime mortgages, Australian and Dutch mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt. The securities listed under “South Korea” were composed of South Korean government securities.
Additional information on our exposures relating to Spain, Italy, Ireland and Portugal as of September 30, 2016 is provided under "Financial Condition - Cross-Border Outstandings" in this Management's Discussion and Analysis.
Municipal Obligations
We carried approximately $10.76 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2016 as shown in Table 20: Carrying Values of Investment Securities. Substantially all of these securities were classified as AFS, with the remainder classified as HTM. As of the same date, we also provided approximately $9.17 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(In millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
September 30, 2016
State of Issuer:
Texas	$1,830	$1,773	$3,603	18%
California	531	2,342	2,873	14
Massachusetts	951	1,073	2,024	10
New York	779	1,146	1,925	10
Maryland	512	413	925	5
Total	$4,603	$6,747	$11,350

December 31, 2015
State of Issuer:
Texas	$1,250	$1,962	$3,212	17%
California	444	2,220	2,664	14
New York	817	1,259	2,076	11
Massachusetts	927	731	1,658	9
Maryland	454	413	867	5
Total	$3,892	$6,585	$10,477

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.93 billion and $18.50 billion across our businesses as of September 30, 2016 and December 31, 2015, respectively.
(2) Includes municipal loans which are also presented within Table 25.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of September 30, 2016. As of that date, approximately 51% and 43% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increase in the net unrealized gain position as of September 30, 2016 as compared to December 31, 2015, presented in Table 24: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to the decline in interest rates.

TABLE 24: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	September 30, 2016			December 31, 2015
(In millions)	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value	Amortized Cost	Net Unrealized Gains(Losses)	Fair Value
Available-for-sale(1)	$70,795	$725	$71,520	$69,843	$227	$70,070
Held-to-maturity(1)	28,368	412	28,780	29,952	(154)	29,798
Total investment securities	$99,163	$1,137	$100,300	$99,795	$73	$99,868
Net after-tax unrealized gain (loss)		$682			$44

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
In the nine months ended September 30, 2016 and 2015, we recorded $2 million and $1 million, respectively, of OTTI. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $366 million as of September 30, 2016 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
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

Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	September 30, 2016	December 31, 2015
Institutional:
U.S.	$17,598	$16,237
Non-U.S.	3,877	2,534
Commercial real estate:
U.S.	27	28
Total loans and leases	$21,502	$18,799
The increase in loans in the institutional segment as of September 30, 2016 as compared to December 31, 2015 was primarily driven by higher levels of short-duration advances, partially offset by a decrease in other commercial and financial loans.
Short-duration advances to our clients included in the institutional segment were $5.70 billion and $2.62 billion as of September 30, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
As of September 30, 2016 and December 31, 2015, our investment in senior secured loans totaled approximately $3.38 billion and $3.14 billion, respectively. In addition, we had binding unfunded commitments as of September 30, 2016 and December 31, 2015 of $107 million and $186 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included in this Form 10-Q), are externally rated “BBB,” “BB” or “B,” with approximately 93% of the loans rated “BB” or “B” as of both September 30, 2016 and December 31, 2015. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
As of September 30, 2016 and December 31, 2015, unearned income deducted from our investment in leveraged lease financing was $96 million and $102 million, respectively, for U.S. leases and $198 million and $231 million, respectively, for non-U.S. leases.
The CRE loans are composed of the loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman as a result of the Lehman Brothers bankruptcy. Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans, including CRE loans, were modified in troubled debt restructurings in the first nine months of 2016 and 2015.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine Months Ended September 30,
(In millions)	2016	2015
Allowance for loan and lease losses:
Beginning balance	$46	$37
Provision for loan losses	8	11
Charge-offs	(3)	—
Ending balance	$51	$48
The provision of $8 million and the charge-offs of $3 million recorded in the first nine months of 2016 were associated with our exposure to senior secured loans to non-investment grade institutional borrowers, which were purchased in connection with our participation in syndicated loans.
As of September 30, 2016, approximately $43 million of our allowance for loan and lease losses was related to senior secured loans included in the institutional segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million was related to other institutional segment loans.

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
The total cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 28% and 25% of our consolidated total assets as of September 30, 2016 and December 31, 2015, respectively.

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2016
United Kingdom	$19,328	$1,494	$20,822
Germany	17,609	274	17,883
Japan	15,955	192	16,147
Australia	7,802	244	8,046
Canada	3,610	633	4,243
Luxembourg	3,366	226	3,592
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2016 and 2015, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.46 billion and $2.20 billion, respectively, to Netherlands.

TABLE 28: CROSS-BORDER OUTSTANDINGS (IRELAND, ITALY, SPAIN AND PORTUGAL)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2016
Ireland	$887	$410	$1,297
Italy	988	—	988
Spain	301	8	309
Portugal	55	1	56
December 31, 2015
Ireland	$326	$678	$1,004
Italy	460	—	460
Spain	150	12	162
Portugal	26	—	26
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

State Street Corporation | 30

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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of September 30, 2016, the value of our parent company's net liquid assets totaled $4.47 billion, compared with $5.73 billion as of December 31, 2015. As of September 30, 2016, our parent company and State Street Bank had approximately $450 million of senior notes outstanding that will mature in the next twelve months.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to pages 87 to 88 in our 2015 Form 10-K. For additional information on our liquidity ratios, including LCR and Net Stable Funding Ratio, refer to page 9 in our 2015 Form 10-K. Beginning in July 2015, we were required to report our LCR to the Federal Reserve on a daily basis. As of September 30, 2016, our LCR was in excess of 100%.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $109.47 billion and $109.39 billion as of September 30, 2016 and December 31, 2015, respectively.

TABLE 29: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	September 30, 2016	December 31, 2015
Excess Central Bank Balances	$68,937	$66,063
U.S. Treasuries	19,563	22,518
Other Investment securities	15,771	16,952
Foreign government	5,202	3,861
Total	$109,473	$109,394
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of September 30, 2016, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $68.94 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $66.06 billion as of December 31, 2015. The higher levels of deposits with central banks as of September 30, 2016 compared to December 31, 2015 was due to normal deposit volatility. The increase in other investment securities as of September 30, 2016 compared to December 31, 2015, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2016 and December 31, 2015, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $40.16 billion as of September 30, 2016, compared to $41.00 billion as of December 31, 2015. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $21.72 billion and $22.58 billion as of September 30, 2016 and December 31, 2015, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2016, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure--commonly referred to as a resolution plan or a living will--to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of the insolvency of State Street, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. In the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank and our other material entities by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed, directly or indirectly, to the parent company) prior to the parent company’s entry into bankruptcy proceedings. The recapitalization, if successful, is intended to enable State Street Bank and our other material entities to continue operating. To implement this strategy, we anticipate establishing a pre-funded intermediate holding company that would support State Street Bank and our other material entities throughout the resolution period. The amount of assets available to the intermediate holding company is anticipated to vary over time and may not be sufficient to meet the liquidity and capital needs of State Street Bank and our other material entities. The parent company and the intermediate holding company would obligate themselves to recapitalizing and/or providing liquidity to State Street Bank and all of our other material entities in the event of material financial distress, under a contract known as a support agreement. The parent company and the intermediate holding company would secure their obligations under the support agreement by entering into a contract known as a security agreement and by pledging their rights in the assets that the parent company and the intermediate holding company would use to fulfill their support obligations to State Street Bank and our other material entities. The parent company intends to pre-fund the intermediate holding company upon the execution of the support agreement by transferring assets to it that will be available for the subsequent provision of capital and liquidity to State Street Bank and all of our other material entities. Under this single point of entry strategy, State Street Bank and our material entities would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. In the event that such recapitalization actions occur and were unsuccessful in stabilizing State Street Bank, the parent company's financial condition would be adversely impacted and equity and debt holders of the parent company may, as a consequence, be in a worse position than if the recapitalization did not occur.
On April 13, 2016, the Federal Reserve and the FDIC announced the completion of their review of our resolution plan submitted in July 2015.  While the Federal Reserve and the FDIC noted improvements in the plan over our prior resolution plans, the regulatory authorities jointly determined that the 2015 resolution plan is not credible or would not facilitate an orderly resolution.  We responded to the deficiencies jointly identified by the Federal Reserve and the FDIC in our 2016 resolution plan submission filed on October 1, 2016.  Although our October 2016 submission describes the actions we have taken to address the deficiencies identified by the regulatory authorities, those authorities may consider those actions to be insufficient due to a number of factors, including, but not limited to, challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in our resolution plan submission filed on October 1, 2016 or in any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations.

State Street Corporation | 32

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

TABLE 30: CLIENT DEPOSITS
			Average Balance
	September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Client deposits(1)	$183,900	$168,757	$153,612	$178,313

(1) Balance as of September 30, 2016 and September 30, 2015 excluded term wholesale CDs of $14.87 billion and $17.61 billion, respectively; average balances for the periods ended September 30, 2016 and September 30, 2015 excluded average CDs of $15.59 billion and $12.67 billion, respectively.
Short-Term Funding
We phased out our commercial paper program prior to December 31, 2015, consistent with the objectives of our 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. Accordingly, we had no commercial paper outstanding at September 30, 2016 or December 31, 2015.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.36 billion and $4.50 billion as of September 30, 2016 and December 31, 2015, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.08 billion as of September 30, 2016, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2016, there was no balance outstanding on this line of credit.
Long-Term Funding
As of September 30, 2016, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of September 30, 2016, $4 billion was available for issuance pursuant to this authority. As of September 30, 2016, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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

State Street Corporation | 33

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2016, the notional amount of these derivative contracts was $1.34 trillion, of which $1.32 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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

State Street Corporation | 34

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
We had no back-testing exceptions in the quarters ended September 30, 2016 and June 30, 2016.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2016 and June 30, 2016, and as of September 30, 2016 and June 30, 2016, as measured by our VaR methodology:

TABLE 31: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended September 30, 2016			Quarter Ended June 30, 2016			As of September 30, 2016	As of June 30, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$7,594	$14,160	$4,215	$6,051	$12,827	$3,605	$9,393	$5,830
Global Treasury	563	762	399	601	767	433	584	590
Total VaR	$7,497	$14,048	$4,124	$5,986	$12,838	$3,410	$9,746	$5,706

TABLE 32: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended September 30, 2016			Quarter Ended June 30, 2016			As of September 30, 2016	As of June 30, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$35,056	$56,298	$20,763	$32,573	$40,723	$20,363	$41,487	$30,486
Global Treasury	11,080	15,123	7,611	12,294	17,420	8,508	10,283	12,536
Total Stressed VaR	$37,194	$53,771	$23,077	$35,410	$44,846	$24,726	$45,019	$32,378

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The three month average of our stressed VaR-based measure was approximately $37 million for the quarter ended September 30, 2016, compared to an average of approximately $35 million for the quarter ended June 30, 2016.
The increase in the total VaR and stressed VaR-based measures as of September 30, 2016, compared to June 30, 2016, was driven primarily by increased customer flows and larger FX end of day positions in G10 currencies on September 30, 2016 compared to June 30, 2016.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of September 30, 2016 and June 30, 2016. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 33: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2016			As of June 30, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,198	$4,407	$160	$3,272	$3,009	$—
Global Treasury	184	576	—	161	595	—
Total VaR	$7,082	$4,589	$160	$3,353	$3,012	$—

TABLE 34: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2016			As of June 30, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$23,236	$47,093	$183	$5,704	$33,817	$—
Global Treasury	229	10,310	—	183	12,665	—
Total Stressed VaR	$22,837	$43,256	$183	$5,730	$37,141	$—

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

State Street Corporation | 36

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

TABLE 35: NIR SENSITIVITY
(In millions)	September 30, 2016	December 31, 2015
Rate change:	Exposure/Benefit
+100 bps shock	$546	$471
–100 bps shock	(232)	(181)
+100 bps ramp	240	198
–100 bps ramp	(139)	(96)
As of September 30, 2016, NIR sensitivity remains positioned to benefit from a rise in interest rates. The increase in asset sensitivity is primarily driven by fixed-rate deposit growth and slower forecasted re-pricing on interest-bearing deposits. Gradual rate shocks have a similar positioning compared with instantaneous shocks, but are less impactful due to the severity of the rate shift.
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

TABLE 36: EVE SENSITIVITY
	September 30, 2016	December 31, 2015	December 31, 2015
(In millions)		(pro forma)	(as reported)
Rate change:	Exposure/Benefit
+200 bps shock	$(389)	$(791)	$(2,355)
–200 bps shock	27	(25)	1,655
As of September 30, 2016, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The change in each scenario was primarily driven by an increase in our modeled deposit duration and the significant decline in long-term market rates. In the second quarter of 2016, we refined our deposit modeling framework to better reflect recent client activity and pricing actions. These enhancements extended our expected deposit duration resulting in a significant exposure reduction in the up 200 basis point scenario. To allow for comparison between periods, we have included December 31, 2015 pro-forma information to show what the results would have been under the same model refinements that are included as of September 30, 2016.
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

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Capital Policy is reviewed and approved annually by the Board's RC.
For additional information about our capital, refer to pages 105 to 115 in our 2015 Form 10-K.
Global Systemically Important Bank
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
In addition to introducing new capital ratios and buffers, the U.S. Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. As of September 30, 2016 we had $890 million of trust preferred securities included in tier 2 regulatory capital.
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

TABLE 37: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1) (2)

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

State Street Corporation | 39

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

TABLE 38: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2016(1)	Basel III Standardized Approach September 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches September 30, 2016(1)	Basel III Standardized Approach September 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,282	$10,282	$10,250	$10,250	$11,339	$11,339	$10,938	$10,938
Retained earnings			17,047	17,047	16,049	16,049	11,593	11,593	10,655	10,655
Accumulated other comprehensive income (loss)			(1,107)	(1,107)	(1,422)	(1,422)	(880)	(880)	(1,230)	(1,230)
Treasury stock, at cost			(7,382)	(7,382)	(6,457)	(6,457)	—	—	—	—
Total			18,840	18,840	18,420	18,420	22,052	22,052	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,483)	(6,483)	(5,927)	(5,927)	(6,152)	(6,152)	(5,631)	(5,631)
Other adjustments			(88)	(88)	(60)	(60)	(83)	(83)	(85)	(85)
Common equity tier 1 capital			12,269	12,269	12,433	12,433	15,817	15,817	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(58)	(58)	(109)	(109)	—	—	—	—
Tier 1 capital			15,407	15,407	15,264	15,264	15,817	15,817	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,270	1,270	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			3	75	12	66	4	75	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$17,560	$17,632	$17,349	$17,403	$17,091	$17,162	$16,026	$16,084
Risk-weighted assets:
Credit risk			$51,916	$96,668	$51,733	$93,515	$47,609	$92,165	$47,677	$89,164
Operational risk			44,643	NA	43,882	NA	44,115	NA	43,324	NA
Market risk(4)			3,177	1,706	3,937	2,378	3,177	1,706	3,939	2,378
Total risk-weighted assets			$99,736	$98,374	$99,552	$95,893	$94,901	$93,871	$94,940	$91,542
Adjusted quarterly average assets			$226,093	$226,093	$221,880	$221,880	$221,508	$221,508	$217,358	$217,358

Capital Ratios(1):	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2015 Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.3%	12.5%	12.5%	13.0%	16.7%	16.8%	15.4%	16.0%
Tier 1 capital	7.0	6.0	15.4	15.7	15.3	15.9	16.7	16.8	15.4	16.0
Total capital	9.0	8.0	17.6	17.9	17.4	18.1	18.0	18.3	16.9	17.6
Tier 1 leverage	4.0	4.0	6.8	6.8	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2016 and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2016. See Table 37: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015. See Table 37: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.

State Street Corporation | 40

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
Our common equity tier 1 capital decreased $164 million as of September 30, 2016 compared to December 31, 2015 as a result of purchases by us of our common stock of approximately $1.04 billion, declarations of common and preferred stock dividends of $551 million, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the impact of the acquired GEAM business on deductions for goodwill and intangibles. The decreases in common equity tier 1 capital were mostly offset by net income and the positive effect of unrealized gains related to AFS investment securities on accumulated other comprehensive income. In the same comparative period, our tier 1 capital increased $143 million, due to the $500 million issuance of preferred stock in April 2016, partly offset by the phase-out of trust preferred capital securities from tier 1 capital into tier 2 capital and the decrease in common equity tier 1 capital. Total capital increased $211 million under advanced approaches and increased $229 million under standardized approach due to the changes to tier 1 capital, and the inclusion of trust preferred capital securities in tier 2 capital. State Street Bank's tier 1 capital increased $1.17 billion, and total capital increased $1.07 billion and $1.08 billion under the advanced and standardized approaches, respectively, as of September 30, 2016, compared to December 31, 2015. The increase resulted from year-to-date net income, the GEAM acquisition and the previously-described impact to accumulated other comprehensive income, partly offset by the phase-in provisions of the Basel III final rule related to other intangible assets and dividends paid to State Street.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

TABLE 39: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches September 30, 2016	Basel III Standardized Approach September 30, 2016	Basel III Advanced Approaches December 31, 2015	Basel III Standardized Approach December 31, 2015
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,433	$12,433	$13,327	$13,327
Net income	1,550	1,550	1,980	1,980
Changes in treasury stock, at cost	(925)	(925)	(1,299)	(1,299)
Dividends declared	(551)	(551)	(666)	(666)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(556)	(556)	(58)	(58)
Effect of certain items in accumulated other comprehensive income (loss)	315	315	(780)	(780)
Other adjustments	3	3	(71)	(71)
Changes in common equity tier 1 capital	(164)	(164)	(894)	(894)
Common equity tier 1 capital balance, end of period	12,269	12,269	12,433	12,433
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,264	15,264	15,618	15,618
Change in common equity tier 1 capital	(164)	(164)	(894)	(894)
Net issuance of preferred stock	493	493	742	742
Trust preferred capital securities phased out of tier 1 capital	(237)	(237)	(238)	(238)
Other adjustments	51	51	36	36
Changes in tier 1 capital	143	143	(354)	(354)
Tier 1 capital balance, end of period	15,407	15,407	15,264	15,264
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,085	2,139	2,097	2,097
Net issuance and changes in long-term debt qualifying as tier 2	(99)	(99)	(260)	(260)
Trust preferred capital securities phased into tier 2 capital	177	177	238	238
Changes in ALLL and other	(9)	9	12	66
Change in other adjustments	(1)	(1)	(2)	(2)
Changes in tier 2 capital	68	86	(12)	42
Tier 2 capital balance, end of period	2,153	2,225	2,085	2,139
Total capital:
Total capital balance, beginning of period	17,349	17,403	17,715	17,715
Changes in tier 1 capital	143	143	(354)	(354)
Changes in tier 2 capital	68	86	(12)	42
Total capital balance, end of period	$17,560	$17,632	$17,349	$17,403

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

TABLE 40: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Total risk-weighted assets, beginning of period	$99,552	$107,827
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(629)	597
Net increase (decrease) in loans and leases	492	(944)
Net increase (decrease) in securitization exposures	(2,588)	(9,569)
Net increase (decrease) in repo-style transaction exposures	475	842
Net increase (decrease) in OTC derivatives exposures	296	(1,317)
Net increase (decrease) in all other(1)	2,137	(4,750)
Net increase (decrease) in credit risk-weighted assets	183	(15,141)
Net increase (decrease) in credit valuation adjustment	(88)	(618)
Net increase (decrease) in market risk-weighted assets	(672)	(532)
Net increase (decrease) in operational risk-weighted assets	761	8,016
Total risk-weighted assets, end of period	$99,736	$99,552

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of September 30, 2016, total advanced approaches risk-weighted assets increased $184 million compared to December 31, 2015, mainly due to an increase in operational risk and credit risk, mostly offset by a decrease in market risk resulting from a lower stressed VaR. The slight increase in credit risk-weighted assets was mainly due to an increase in cash and placements driven by an increase in customer deposits; an increase in securities finance agency and principal lending and an increase in short-duration advances to clients, mostly offset by maturities and amortization of the securitized investment portfolio and a decrease in wholesale investments due to calls of agency debt securities.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

TABLE 41: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Total estimated risk-weighted assets, beginning of period (1)	$95,893	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(1,038)	(2,579)
Net increase (decrease) in loans and leases	2,339	(539)
Net increase (decrease) in securitization exposures	(2,589)	(9,569)
Net increase (decrease) in repo-style transaction exposures	4,409	(7,535)
Net increase (decrease) in OTC derivatives exposures	(1,617)	(4,007)
Net increase (decrease) in all other(2)	1,649	(4,357)
Net increase (decrease) in credit risk-weighted assets	3,153	(28,586)
Net increase (decrease) in market risk-weighted assets	(672)	(532)
Total risk-weighted assets, end of period	$98,374	$95,893

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of September 30, 2016, total standardized approach risk-weighted assets increased $2.48 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in short-duration advances to clients and an increase in cash and placements driven by an increase in customer deposits. The increases were partly offset by maturities and amortization of the securitized investment portfolio, a decrease in over-the-counter foreign exchange derivatives resulting from lower market values, a decrease in wholesale investments due to calls of agency debt securities and a reduction in market risk resulting from a lower stressed VaR.

State Street Corporation | 42

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
The regulatory capital ratios as of September 30, 2016, presented in Table 38: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of September 30, 2016, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.

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
Estimated Basel III Fully Phased-in Capital Ratios
Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 43: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of September 30, 2016, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a, pro forma basis under the fully phased-in provisions of the Basel III final rule.

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
September 30, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$18,840	$113	$18,953	$18,840	$113	$18,953
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,483)	(592)	(7,075)	(6,483)	(592)	(7,075)
Other adjustments				(88)	(58)	(146)	(88)	(58)	(146)
Common equity tier 1 capital				12,269	(537)	11,732	12,269	(537)	11,732
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(58)	58	—	(58)	58	—
Additional tier 1 capital				3,138	58	3,196	3,138	58	3,196
Tier 1 capital				15,407	(479)	14,928	15,407	(479)	14,928
Tier 2 capital:
Qualifying subordinated long-term debt				1,259	—	1,259	1,259	—	1,259
Trust preferred capital securities				890	(45)	845	890	(45)	845
ALLL and other				3	—	3	75	—	75
Other				1	(1)	—	1	(1)	—
Tier 2 capital				2,153	(46)	2,107	2,225	(46)	2,179
Total capital				$17,560	$(525)	$17,035	$17,632	$(525)	$17,107
Risk weighted assets				$99,736	$(528)	$99,208	$98,374	$(497)	$97,877
Adjusted average assets				226,093	(297)	225,796	226,093	(297)	225,796
Total assets for SLR				250,991	(297)	250,694	250,991	(297)	250,694
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	12.3%		11.8%	12.5%		12.0%
Tier 1 capital	6.0	7.0	10.0	15.4		15.0	15.7		15.3
Total capital	8.0	9.0	12.0	17.6		17.2	17.9		17.5
Tier 1 leverage	4.0	NA	NA	6.8		6.6	6.8		6.6
Supplementary leverage	5.0	NA	NA	6.1		6.0	6.1		6.0

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

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 43: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
September 30, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$22,052	$122	$22,174	$22,052	$122	$22,174
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,152)	(565)	(6,717)	(6,152)	(565)	(6,717)
Other adjustments				(83)	—	(83)	(83)	—	(83)
Common equity tier 1 capital				15,817	(443)	15,374	15,817	(443)	15,374
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,817	(443)	15,374	15,817	(443)	15,374
Tier 2 capital:
Qualifying subordinated long-term debt				1,270	—	1,270	1,270	—	1,270
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				4	—	4	75	—	75
Other				—	—	—	—	—	—
Tier 2 capital				1,274	—	1,274	1,345	—	1,345
Total capital				$17,091	$(443)	$16,648	$17,162	$(443)	$16,719
Risk weighted assets				$94,901	$(573)	$94,328	$93,871	$(540)	$93,331
Adjusted average assets				221,508	(274)	221,234	221,508	(274)	221,234
Total assets for SLR				246,306	(274)	246,032	246,306	(274)	246,032
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	16.7%		16.3%	16.8%		16.5%
Tier 1 capital	6.0	7.0	10.0	16.7		16.3	16.8		16.5
Total capital	8.0	9.0	12.0	18.0		17.7	18.3		17.9
Tier 1 leverage	4.0	NA	NA	7.1		6.9	7.1		6.9
Supplementary leverage	6.0	NA	NA	6.4		6.2	6.4		6.2

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

State Street Corporation | 45

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

TABLE 44: SUPPLEMENTARY LEVERAGE RATIO
September 30, 2016	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions, except as otherwise noted)
State Street:
Tier 1 capital	$15,407	$(479)	$14,928

On- and off-balance sheet leverage exposure	257,179	—	257,179
Less: regulatory deductions	(6,188)	(297)	(6,485)
Total assets for SLR	$250,991	$(297)	$250,694
Supplementary leverage ratio	6.1%	(0.1)%	6.0%

State Street Bank:
Tier 1 capital	$15,817	$(443)	$15,374

On- and off-balance sheet leverage exposure	252,104	—	252,104
Less: regulatory deductions	(5,798)	(274)	(6,072)
Total assets for SLR	$246,306	$(274)	$246,032
Supplementary leverage ratio	6.4%	(0.2)%	6.2%

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2016:

TABLE 45: PREFERRED STOCK ISSUED AND OUTSTANDING
	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (In millions)	Redemption Date(1)
Preferred Stock(2):
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

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 46: PREFERRED STOCK DIVIDENDS QUARTERS TO DATE
	Quarters Ended September 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	1,663	16.63	12
Series G	1,338	0.33	7	—	—	—
Total			$55			$41

(1) Dividends were paid in September 2016.

TABLE 47: PREFERRED STOCK DIVIDENDS YEAR TO DATE
	Nine Months Ended September 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$20
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,833	1.22	36
Series F	5,250	52.50	40	1,663	16.63	12
Series G	2,289	0.57	12	—	—	—
Total			$137			$101

State Street Corporation | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Common Stock

In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under both the 2016 Program and the 2015 Program during the periods indicated.

TABLE 48: SHARES REPURCHASED
	Quarter Ended September 30, 2016			Nine Months Ended September 30, 2016
	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)
2015 Program	—	$—	$—	12.1	$58.83	$715
2016 Program	4.7	69.03	325	4.7	69.03	325
Total	4.7	$69.03	$325	16.8	$61.68	$1,040
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 49: COMMON STOCK DIVIDENDS
	Quarters Ended September 30,				Nine Months Ended September 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2016		2015		2016		2015
Common Stock	$0.38	$147	$0.34	$138	$1.06	$414	$0.98	$401
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

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $344.19 billion as of September 30, 2016, compared to $320.44 billion as of December 31, 2015. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $359.11 billion and $335.42 billion as collateral for indemnified securities on loan as of September 30, 2016 and December 31, 2015, respectively.

State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $359.11 billion and $335.42 billion, referenced above, $64.98 billion and $63.06 billion was invested in indemnified repurchase agreements as of September 30, 2016 and December 31, 2015, respectively. We or our agents held $69.03 billion and $67.02 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2016 and December 31, 2015, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 49

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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2016, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of September 30, 2016.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2016, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Fee revenue:
Servicing fees	$1,303	$1,289	$3,784	$3,876
Management fees	368	287	931	892
Trading services	267	294	806	899
Securities finance	136	113	426	369
Processing fees and other	5	120	155	198
Total fee revenue	2,079	2,103	6,102	6,234
Net interest revenue:
Interest revenue	647	614	1,896	1,885
Interest expense	110	101	326	291
Net interest revenue	537	513	1,570	1,594
Gains (losses) related to investment securities, net:
Net gains (losses) from sales of available-for-sale securities	6	(2)	7	(5)
Losses from other-than-temporary impairment	(2)	—	(2)	(1)
Gains (losses) related to investment securities, net	4	(2)	5	(6)
Total revenue	2,620	2,614	7,677	7,822
Provision for loan losses	—	5	8	11
Expenses:
Compensation and employee benefits	1,013	1,051	3,109	3,122
Information systems and communications	285	265	827	761
Transaction processing services	200	201	601	599
Occupancy	107	110	331	332
Acquisition and restructuring costs	42	10	166	19
Professional services	95	136	270	368
Amortization of other intangible assets	55	48	153	147
Other	187	141	437	845
Total expenses	1,984	1,962	5,894	6,193
Income before income tax expense	636	647	1,775	1,618
Income tax expense	72	67	226	215
Net income (loss) from non-controlling interest	(1)	1	1	1
Net income	$563	$581	$1,550	$1,404
Net income available to common shareholders	$507	$539	$1,411	$1,301
Earnings per common share:
Basic	$1.31	$1.33	$3.58	$3.18
Diluted	1.29	1.31	3.54	3.13
Average common shares outstanding (in thousands):
Basic	388,358	406,612	393,959	409,816
Diluted	393,212	412,167	398,413	415,772
Cash dividends declared per common share	$.38	$.34	$1.06	$.98

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2016	2015
Net income	$563	$581
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($14) and ($51), respectively	38	(145)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($11) and $27, respectively	(13)	37
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $9 and ($10), respectively	13	(16)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $2, respectively	2	4
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($27) and $17, respectively	(39)	26
Net unrealized gains (losses) on retirement plans, net of related taxes of ($1) and $3, respectively	3	4
Other comprehensive income (loss)	4	(90)
Total comprehensive income	$567	$491

	Nine Months Ended September 30,
(In millions)	2016	2015
Net income	$1,550	$1,404
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($24) and ($76), respectively	132	(555)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $347 and ($48), respectively	533	(106)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of ($6) and ($5), respectively	(9)	(9)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $3 and $6, respectively	5	11
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($144) and $39, respectively	(213)	46
Net unrealized gains (losses) on retirement plans, net of related taxes of $2 and $4, respectively	1	19
Other comprehensive income (loss)	449	(594)
Total comprehensive income	$1,999	$810

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

	September 30, 2016	December 31, 2015
(Dollars in millions, except per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$3,490	$1,207
Interest-bearing deposits with banks	79,090	75,338
Securities purchased under resale agreements	2,442	3,404
Trading account assets	1,063	849
Investment securities available-for-sale	71,520	70,070
Investment securities held-to-maturity (fair value of $28,780 and $29,798)	28,368	29,952
Loans and leases (less allowance for losses of $51 and $46)	21,451	18,753
Premises and equipment (net of accumulated depreciation of $3,271 and $4,820)	2,042	1,894
Accrued interest and fees receivable	2,594	2,346
Goodwill	5,911	5,671
Other intangible assets	1,849	1,768
Other assets	36,320	33,903
Total assets	$256,140	$245,155
Liabilities:
Deposits:
Noninterest-bearing	$60,545	$65,800
Interest-bearing—U.S.	33,767	29,958
Interest-bearing—non-U.S.	104,454	95,869
Total deposits	198,766	191,627
Securities sold under repurchase agreements	4,364	4,499
Federal funds purchased	28	6
Other short-term borrowings	1,385	1,748
Accrued expenses and other liabilities	17,582	14,643
Long-term debt	11,834	11,497
Total liabilities	233,959	224,020
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,778	9,746
Retained earnings	17,047	16,049
Accumulated other comprehensive income (loss)	(993)	(1,442)
Treasury stock, at cost (118,309,341 and 104,227,647 shares)	(7,382)	(6,457)
Total shareholders’ equity	22,150	21,103
Non-controlling interest-equity	31	32
Total equity	22,181	21,135
Total liabilities and equity	$256,140	$245,155

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,737	$(507)	88,685	$(5,158)	$21,328
Net income					1,404				1,404
Other comprehensive loss						(594)			(594)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $.98 per share					(401)				(401)
Preferred stock					(101)				(101)
Common stock acquired							15,552	(1,170)	(1,170)
Common stock awards and options exercised, including income tax benefit of $57				(45)			(4,148)	185	140
Other				(4)	(1)		(2)		(5)
Balance as of September 30, 2015	$2,703	503,880	$504	$9,742	$15,638	$(1,101)	100,087	$(6,143)	$21,343
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					1,550				1,550
Other comprehensive income						449			449
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $1.06 per share					(414)				(414)
Preferred stock					(137)				(137)
Common stock acquired							16,861	(1,040)	(1,040)
Common stock awards and options exercised, including income tax benefit of $6				32			(2,765)	114	146
Other					(1)		(15)	1	—
Balance as of September 30, 2016	$3,196	503,880	$504	$9,778	$17,047	$(993)	118,309	$(7,382)	$22,150

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2016	2015
Operating Activities:
Net income	$1,550	$1,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	31	(12)
Amortization of other intangible assets	153	147
Other non-cash adjustments for depreciation, amortization and accretion, net	517	444
(Gains) losses related to investment securities, net	(5)	6
Change in trading account assets, net	(214)	(299)
Change in accrued interest and fees receivable, net	(248)	(29)
Change in collateral deposits, net	(615)	(8,077)
Change in unrealized losses on foreign exchange derivatives, net	853	434
Change in other assets, net	(457)	687
Change in accrued expenses and other liabilities, net	399	128
Other, net	312	385
Net cash provided by (used in) operating activities	2,276	(4,782)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(3,752)	25,162
Net decrease (increase) in securities purchased under resale agreements	962	(6,765)
Proceeds from sales of available-for-sale securities	424	12,417
Proceeds from maturities of available-for-sale securities	21,564	20,258
Purchases of available-for-sale securities	(22,625)	(19,494)
Proceeds from maturities of held-to-maturity securities	7,184	2,835
Purchases of held-to-maturity securities	(5,581)	(2,962)
Net increase in loans and leases	(2,678)	(837)
Business acquisitions	(437)	—
Purchases of equity investments and other long-term assets	(265)	(353)
Purchases of premises and equipment, net	(477)	(543)
Other, net	129	75
Net cash (used in) provided by investing activities	(5,552)	29,793
Financing Activities:
Net (decrease) increase in time deposits	9,077	(5,933)
Net decrease in all other deposits	(1,938)	(16,740)
Net decrease in other short-term borrowings	(476)	(1,781)
Proceeds from issuance of long-term debt, net of issuance costs	1,492	2,995
Payments for long-term debt and obligations under capital leases	(1,430)	(914)
Proceeds from issuance of preferred stock, net	493	742
Proceeds from exercises of common stock options	—	4
Purchases of common stock	(1,029)	(961)
Excess tax benefit related to stock-based compensation	6	60
Repurchases of common stock for employee tax withholding	(95)	(189)
Payments for cash dividends	(541)	(489)
Net cash provided by (used in) financing activities	5,559	(23,206)
Net increase	2,283	1,805
Cash and due from banks at beginning of period	1,207	1,855
Cash and due from banks at end of period	$3,490	$3,660

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use acronyms and other defined terms and abbreviations, as defined on the acronym list following the table of contents to this Form 10-Q.

State Street Corporation | 56

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
Acquisition
On July 1, 2016, we completed our acquisition of GE Asset Management ("GEAM") from General Electric Company, with a total initial purchase price of approximately $437 million and approximately $46 million in potential incremental purchase price related to future opportunities with General Electric.
The acquisition of GEAM extends our core investment management capabilities, including in the high growth OCIO markets, and enhances our capabilities in connection with the delivery of value-added solutions to our client base. AUM associated with the acquired GEAM operations was $112 billion as of September 30, 2016.
We accounted for this acquisition as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.

State Street Corporation | 57

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
		January 1, 2020	We are currently assessing the impact of the standard on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	The standard amends the statement of cash flow guidance to address specific cash flow issues with the objective of reducing the existing diversity in practice.	January 1, 2018
We are currently assessing the impact of the standard on our consolidated financial statements, however based on our current presentation we do not anticipate a significant change to our financial statement presentation of the statement of cash flows.

Relevant standards that were adopted during the nine months ended September 30, 2016:
We adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016. The implementation of the new standard did not result in any changes to our previous consolidation conclusions.

We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016 with retrospective application for all prior periods presented. The implementation of this standard resulted in debt issuance costs of $40 million and $37 million as of September 30, 2016 and December 31, 2015, respectively, being netted against long-term debt in our consolidated statement of condition.

State Street Corporation | 58

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred in the nine months ended September 30, 2016 or the year ended December 31, 2015.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of September 30, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$57	$—	$—		$57
Non-U.S. government securities	425	—	—		425
Other	44	537	—		581
Total trading account assets	526	537	—		1,063
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	4,846	456	—		5,302
Mortgage-backed securities	—	17,945	50		17,995
Asset-backed securities:
Student loans	—	7,115	192		7,307
Credit cards	—	1,375	—		1,375
Sub-prime	—	354	—		354
Other(2)	—	—	1,273		1,273
Total asset-backed securities	—	8,844	1,465		10,309
Non-U.S. debt securities:
Mortgage-backed securities	—	7,071	90		7,161
Asset-backed securities	—	2,391	138		2,529
Government securities	—	5,984	—		5,984
Other(3)	—	5,461	458		5,919
Total non-U.S. debt securities	—	20,907	686		21,593
State and political subdivisions	—	10,716	40		10,756
Collateralized mortgage obligations	—	2,704	102		2,806
Other U.S. debt securities	—	2,338	—		2,338
U.S. equity securities	—	41	—		41
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	361	—		361
Non-U.S. money-market mutual funds	—	16	—		16
Total investment securities available-for-sale	4,846	64,331	2,343		71,520
Other assets:
Derivative instruments:
Foreign exchange contracts	—	8,137	—	$(4,679)	3,458
Interest-rate contracts	—	239	—	(194)	45
Other derivative contracts	—	3	—	(3)	—
Total derivative instruments	—	8,379	—	(4,876)	3,503
Other	409	—	—	—	409
Total assets carried at fair value	$5,781	$73,247	$2,343	$(4,876)	$76,495
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
U.S. government securities	$15	$—	$—	$—	$15
Non-U.S. government securities	60	—	—	—	60
Other	32	6	—	—	38
Derivative instruments:
Foreign exchange contracts	—	7,901	—	(4,636)	3,265
Interest-rate contracts	—	189	—	(39)	150
Other derivative contracts	—	150	—	(3)	147
Total derivative instruments	—	8,240	—	(4,678)	3,562
Other	409	—	—	—	409
Total liabilities carried at fair value	$516	$8,246	$—	$(4,678)	$4,084

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $929 million and $731 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2016, the fair value of other asset-backed securities was primarily composed of $1.27 billion of collateralized loan obligations.
(3) As of September 30, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3.98 billion of covered bonds and $981 million of corporate bonds.

State Street Corporation | 60

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

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present activity related to our level-3 financial assets and liabilities during the three and nine months ended September 30, 2016 and 2015, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and nine months ended September 30, 2016 and 2015, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2016
	Fair Value as of June 30, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2016(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$25	$—	$—	$25	$—	$—	$50
Asset-backed securities:
Student loans	190	—	2	—	—	—	192
Other	1,710	13	(8)	118	(560)	—	1,273
Total asset-backed securities	1,900	13	(6)	118	(560)	—	1,465
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	90
Asset-backed securities	111	—	—	90	(9)	(54)	138
Other	261	—	—	194	3	—	458
Total non-U.S. debt securities	372	—	—	374	(6)	(54)	686
State and political subdivisions	33	—	7	—	—	—	40
Collateralized mortgage obligations	68	—	1	36	(3)	—	102
Total AFS investment securities	2,398	13	2	553	(569)	(54)	2,343
Total assets carried at fair value	$2,398	$13	$2	$553	$(569)	$(54)	$2,343	$—

(1) There were no transfers of assets into level 3 during the three months ended September 30, 2016.
There was no activity related to our level-3 financial liabilities during the three months ended September 30, 2016.

State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2016(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$325	$—	$(275)	$50
Asset-backed securities:
Student loans	189	1	2	—	—	—	192
Other	1,764	29	(21)	250	(749)	—	1,273
Total asset-backed securities	1,953	30	(19)	250	(749)	—	1,465
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	90
Asset-backed securities	174	—	(1)	196	(43)	(188)	138
Other	255	—	—	223	9	(29)	458
Total Non-U.S. debt securities	429	—	(1)	509	(34)	(217)	686
State and political subdivisions	33	—	9	—	(2)	—	40
Collateralized mortgage obligations	39	—	2	86	(25)	—	102
Other U.S. debt securities	10	—	—	—	(10)	—	—
Total AFS investment securities	2,464	30	(9)	1,170	(820)	(492)	2,343
Other assets:
Derivative instruments:
Foreign exchange contracts	5	3	—	—	(8)	—	—	$—
Total derivative instruments	5	3	—	—	(8)	—	—	—
Total assets carried at fair value	$2,469	$33	$(9)	$1,170	$(828)	$(492)	$2,343	$—

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)	Settlements	Fair Value as of September 30, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$5	$5	$(10)	$—	$—
Total derivative instruments	5	5	(10)	—	—
Total liabilities carried at fair value	$5	$5	$(10)	$—	$—

(1) There were no transfers of assets into level 3 during the nine months ended September 30, 2016.
(2) There were no transfers of liabilities into or out of level 3 during the nine months ended September 30, 2016.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2015
	Fair Value as of June 30, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$234	$—	$(3)	$—	$—	$(1)	$—	$230
Other	2,933	22	(19)	—	(686)	(307)	—	1,943
Total asset-backed securities	3,167	22	(22)	—	(686)	(308)	—	2,173
Non-U.S. debt securities:
Mortgage-backed securities	97	—	—	—	—	—	(97)	—
Asset-backed securities	193	—	(1)	168	—	(83)	—	277
Other	264	—	(1)	—	—	—	—	263
Total Non-U.S. debt securities	554	—	(2)	168	—	(83)	(97)	540
State and political subdivisions	36	—	(1)	—	—	—	—	35
Collateralized mortgage obligations	215	—	(1)	—		(17)	(49)	148
Other U.S. debt securities	9	—	—	—	—	—	—	9
Total investment securities available-for-sale	3,981	22	(26)	168	(686)	(408)	(146)	2,905
Other assets:
Derivative instruments:
Foreign exchange contracts	60	(5)	—	1	—	(35)	—	21	$—
Total derivative instruments	60	(5)	—	1	—	(35)	—	21	—
Total assets carried at fair value	$4,041	$17	$(26)	$169	$(686)	$(443)	$(146)	$2,926	$—

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2015
	Fair Value as of June 30, 2015	Total Realized and Unrealized Gains (Losses)	Issuances	Settlements	Fair Value as of September 30, 2015(2)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$50	$(3)	$1	$(26)	$22	$1
Total derivative instruments	50	(3)	1	(26)	22	1
Total liabilities carried at fair value	$50	$(3)	$1	$(26)	$22	$1

(1) There were no transfers of assets into level 3 during the three months ended September 30, 2015.
(2) There were no transfers of liabilities into or out of level 3 during the three months ended September 30, 2015.

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue	Recorded in Other Comprehensive Income
Assets:
Investment securities available-for-sale:
Asset-backed securities:
Student loans	$259	$—	$(2)	$—	$—	$(6)	$—	$(21)	$230
Other	3,780	47	(37)	—	(1,106)	(741)	—	—	1,943
Total asset-backed securities	4,039	47	(39)	—	(1,106)	(747)	—	(21)	2,173
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(140)	—
Asset-backed securities	295	1	(1)	168	—	(169)	—	(17)	277
Other	371	—	—	111	—	(32)	—	(187)	263
Total non-U.S. debt securities	666	1	(1)	322	—	(201)	97	(344)	540
State and political subdivisions	38	—	(2)	—	—	(1)	—	—	35
Collateralized mortgage obligations	614	—	(2)	293	(88)	(82)	—	(587)	148
Other U.S. debt securities	9	—	—	—	—	—	—	—	9
Total investment securities available-for-sale	5,366	48	(44)	615	(1,194)	(1,031)	97	(952)	2,905
Other assets:
Derivative instruments:
Derivative instruments, foreign exchange contracts	81	49	—	17	—	(126)	—	—	21	$—
Total derivative instruments	81	49	—	17	—	(126)	—	—	21	—
Total assets carried at fair value	$5,447	$97	$(44)	$632	$(1,194)	$(1,157)	$97	$(952)	$2,926	$—

	Fair-Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized (Gains) Losses	Issuances	Settlements	Fair Value as of September 30, 2015(1)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2015
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$74	$24	$19	$(95)	$22	$(2)
Other	9	—	—	(9)	—	—
Total derivative instruments	83	24	19	(104)	22	(2)
Total liabilities carried at fair value	$83	$24	$19	$(104)	$22	$(2)

(1) There were no transfers of liabilities into or out of level 3 during the nine months ended September 30, 2015.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents total realized and unrealized gains and losses for our level-3 financial assets and liabilities and where they are presented in our consolidated statement of income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30,		Total Realized and Unrealized Gains (Losses) Recorded in Revenue		Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fee revenue:
Trading services	$—	$(1)	$—	$(1)	$(2)	$25	$—	$2
Total fee revenue	—	(1)	—	(1)	(2)	25	—	2
Net interest revenue	13	21	—	—	30	48	—	—
Total revenue	$13	$20	$—	$(1)	$28	$73	$—	$2
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

	Quantitative Information about Level-3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions, except where otherwise noted)	As of September 30, 2016	As of December 31, 2015	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2016	As of December 31, 2015
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$14	$28	Discounted cash flows	Credit spread	0.7%	(0.1)%
State and political subdivisions	40	33	Discounted cash flows	Credit spread	2.0	2.2
Derivative instruments, foreign exchange contracts	—	5	Option model	Volatility	—	9.3
Total	$54	$66
Liabilities:
Derivative instruments, foreign exchange contracts	$—	$5	Option model	Volatility	—	9.2
Total	$—	$5

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measure.

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information with respect to the composition of our level-3 financial assets and liabilities, by availability of significant unobservable inputs, as of the dates indicated:

September 30, 2016	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$50	$50
Asset-backed securities, student loans	—	192	192
Asset-backed securities, other	14	1,259	1,273
Non-U.S. debt securities, mortgage-backed securities	—	90	90
Non-U.S. debt securities, asset-backed securities	—	138	138
Non-U.S. debt securities, other	—	458	458
State and political subdivisions	40	—	40
Collateralized mortgage obligations	—	102	102
Total	$54	$2,289	$2,343

(1) Information with respect to these model-priced financial assets are provided in a separate table.
(2) Fair value for these financial assets is measured using non-binding broker or dealer quotes.

December 31, 2015	Significant Unobservable Inputs Readily Available to State Street(1)	Significant Unobservable Inputs Not Developed by State Street and Not Readily Available(2)	Total Assets and Liabilities with Significant Unobservable Inputs
(In millions)
Assets:
Asset-backed securities, student loans	$—	$189	$189
Asset-backed securities, other	28	1,736	1,764
Non-U.S. debt securities, asset-backed securities	—	174	174
Non-U.S. debt securities, other	—	255	255
State and political subdivisions	33	—	33
Collateralized mortgage obligations	—	39	39
Other U.S. debt securities	—	10	10
Derivative instruments, foreign exchange contracts	5	—	5
Total	$66	$2,403	$2,469
Liabilities:
Derivative instruments, foreign exchange contracts	$5	$—	$5
Total	$5	$—	$5

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

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated.

			Fair-Value Hierarchy
September 30, 2016	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$3,490	$3,490	$3,490	$—	$—
Interest-bearing deposits with banks	79,090	79,090	—	79,090	—
Securities purchased under resale agreements	2,442	2,442	—	2,442	—
Investment securities held-to-maturity	28,368	28,780	17,795	10,910	75
Net loans (excluding leases)(1)	20,605	20,610	—	20,509	101
Financial Liabilities:
Deposits:
Noninterest-bearing	$60,545	$60,545	$—	$60,545	$—
Interest-bearing - U.S.	33,767	33,767	—	33,767	—
Interest-bearing - non-U.S.	104,454	104,454	—	104,454	—
Securities sold under repurchase agreements	4,364	4,364	—	4,364	—
Federal funds purchased	28	28	—	28	—
Other short-term borrowings	1,385	1,385	—	1,385	—
Long-term debt	11,834	12,015	—	11,657	358

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of September 30, 2016 .

			Fair-Value Hierarchy
December 31, 2015	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
(In millions)
Financial Assets:
Cash and due from banks	$1,207	$1,207	$1,207	$—	$—
Interest-bearing deposits with banks	75,338	75,338	—	75,338	—
Securities purchased under resale agreements	3,404	3,404	—	3,404	—
Investment securities held-to-maturity	29,952	29,798	—	29,798	—
Net loans (excluding leases)(1)	17,838	17,792	—	17,667	125
Financial Liabilities:
Deposits:
Noninterest-bearing	$65,800	$65,800	$—	$65,800	$—
Interest-bearing - U.S.	29,958	29,958	—	29,958	—
Interest-bearing - non-U.S.	95,869	95,869	—	95,869	—
Securities sold under repurchase agreements	4,499	4,499	—	4,499	—
Federal funds purchased	6	6	—	6	—
Other short-term borrowings	1,748	1,748	—	1,748	—
Long-term debt	11,497	11,604	—	11,215	389

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2015 .

State Street Corporation | 68

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

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,283	$20	$1	$5,302	$5,717	$6	$5	$5,718
Mortgage-backed securities	17,796	224	25	17,995	18,168	131	134	18,165
Asset-backed securities:
Student loans(1)	7,451	19	163	7,307	7,358	16	198	7,176
Credit cards	1,388	12	25	1,375	1,378	—	37	1,341
Sub-prime	376	2	24	354	448	2	31	419
Other(2)	1,257	16	—	1,273	1,724	43	3	1,764
Total asset-backed securities	10,472	49	212	10,309	10,908	61	269	10,700
Non-U.S. debt securities:
Mortgage-backed securities	7,122	48	9	7,161	7,010	72	11	7,071
Asset-backed securities	2,528	4	3	2,529	3,272	2	7	3,267
Government securities	5,967	17	—	5,984	4,348	7	—	4,355
Other(3)	5,876	44	1	5,919	4,817	29	12	4,834
Total non-U.S. debt securities	21,493	113	13	21,593	19,447	110	30	19,527
State and political subdivisions	10,274	505	23	10,756	9,402	371	27	9,746
Collateralized mortgage obligations	2,752	62	8	2,806	2,993	16	22	2,987
Other U.S. debt securities	2,306	39	7	2,338	2,611	31	18	2,624
U.S. equity securities	39	4	2	41	33	9	3	39
Non-U.S. equity securities	3	—	—	3	3	—	—	3
U.S. money-market mutual funds	361	—	—	361	542	—	—	542
Non-U.S. money-market mutual funds	16	—	—	16	19	—	—	19
Total	$70,795	$1,016	$291	$71,520	$69,843	$735	$508	$70,070
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,553	$333	$1	$17,885	$20,878	$2	$217	$20,663
Mortgage-backed securities	4,280	20	3	4,297	610	2	8	604
Asset-backed securities:
Student loans(1)	1,440	—	40	1,400	1,592	—	47	1,545
Credit cards	897	3	—	900	897	—	1	896
Other	76	—	—	76	366	2	1	367
Total asset-backed securities	2,413	3	40	2,376	2,855	2	49	2,808
Non-U.S. debt securities:
Mortgage-backed securities	1,581	84	17	1,648	2,202	109	26	2,285
Asset-backed securities	697	—	1	696	1,415	4	3	1,416
Government securities	288	3	—	291	239	—	1	238
Other	119	2	—	121	65	—	—	65
Total non-U.S. debt securities	2,685	89	18	2,756	3,921	113	30	4,004
State and political subdivisions	—	—	—	—	1	—	—	1
Collateralized mortgage obligations	1,437	42	13	1,466	1,687	60	29	1,718
Total	$28,368	$487	$75	$28,780	$29,952	$179	$333	$29,798

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2016 and December 31, 2015, the fair value of other ABS was primarily composed of $1.27 billion and $1.76 billion, respectively, of collateralized loan obligations.
(3) As of September 30, 2016 and December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3.98 billion and $3.18 billion, respectively, of covered bonds and $981 million and $613 million, as of September 30, 2016 and December 31, 2015, respectively, of corporate bonds.

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Aggregate investment securities with carrying values of $35.69 billion and $34.18 billion as of September 30, 2016 and December 31, 2015, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$35	$—	$177	$1	$212	$1
Mortgage-backed securities	3,116	12	858	13	3,974	25
Asset-backed securities:
Student loans	520	3	4,990	160	5,510	163
Credit cards	—	—	505	25	505	25
Sub-prime	3	—	330	24	333	24
Other	150	—	150	—	300	—
Total asset-backed securities	673	3	5,975	209	6,648	212
Non-U.S. debt securities:
Mortgage-backed securities	368	1	1,137	8	1,505	9
Asset-backed securities	333	1	463	2	796	3
Government securities	2,044	—	—	—	2,044	—
Other	569	1	363	—	932	1
Total non-U.S. debt securities	3,314	3	1,963	10	5,277	13
State and political subdivisions	714	9	508	14	1,222	23
Collateralized mortgage obligations	397	3	219	5	616	8
Other U.S. debt securities	133	—	157	7	290	7
U.S. equity securities	—	—	5	2	5	2
Non-U.S. equity securities	—	—	1	—	1	—
Total	$8,382	$30	$9,863	$261	$18,245	$291
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$90	$1	$90	$1
Mortgage-backed securities	936	3	—	—	936	3
Asset-backed securities:
Student loans	452	12	922	28	1,374	40
Other	—	—	15	—	15	—
Total asset-backed securities	452	12	937	28	1,389	40
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	104	3	406	14	510	17
Asset-backed securities	8	—	271	1	279	1
Government securities	174	—	—	—	174	—
Total non-U.S. debt securities	286	3	677	15	963	18
Collateralized mortgage obligations	521	4	196	9	717	13
Total	$2,195	$22	$1,900	$53	$4,095	$75

State Street Corporation | 71

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

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table presents contractual maturities of debt investment securities by carrying amount as of September 30, 2016. The maturities of certain asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

September 30, 2016	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,504	$1,250	$146	$402	$5,302
Mortgage-backed securities	61	1,940	4,343	11,651	17,995
Asset-backed securities:
Student loans	894	3,376	1,132	1,905	7,307
Credit cards	4	1,068	303	—	1,375
Sub-prime	3	2	2	347	354
Other	3	84	1,036	150	1,273
Total asset-backed securities	904	4,530	2,473	2,402	10,309
Non-U.S. debt securities:
Mortgage-backed securities	1,239	3,734	850	1,338	7,161
Asset-backed securities	80	2,214	229	6	2,529
Government securities	4,453	1,319	212	—	5,984
Other	1,818	3,710	391	—	5,919
Total non-U.S. debt securities	7,590	10,977	1,682	1,344	21,593
State and political subdivisions	460	2,387	5,730	2,179	10,756
Collateralized mortgage obligations	16	55	842	1,893	2,806
Other U.S. debt securities	601	1,074	616	47	2,338
Total	$13,136	$22,213	$15,832	$19,918	$71,099
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$—	$14,732	$2,745	$76	$17,553
Mortgage-backed securities	1	8	167	4,104	4,280
Asset-backed securities:
Student loans	89	175	230	946	1,440
Credit cards	98	799	—	—	897
Other	13	26	34	3	76
Total asset-backed securities	200	1,000	264	949	2,413
Non-U.S. debt securities:
Mortgage-backed securities	368	387	74	752	1,581
Asset-backed securities	145	546	6	—	697
Government securities	175	113	—	—	288
Other	74	45	—	—	119
Total non-U.S. debt securities	762	1,091	80	752	2,685
Collateralized mortgage obligations	103	25	299	1,010	1,437
Total	$1,066	$16,856	$3,555	$6,891	$28,368

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Nine Months Ended September 30,
(In millions)	2016	2015
Balance, beginning of period	$92	$115
Additions:
Losses for which OTTI was previously recognized	2	1
Deductions:
Previously recognized losses related to securities sold or matured	(26)	(22)
Balance, end of period	$68	$94
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
In the nine months ended September 30, 2016 and 2015, we recorded $2 million and $1 million, respectively, of OTTI, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding the OTTI recorded in the nine months ended September 30, 2016, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $366 million related to 962 securities as of September 30, 2016 to be temporary, and not the result of any material changes in the credit characteristics of the securities.

State Street Corporation | 74

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
The following table presents our recorded investment in loans and leases, by segment and class, as of the dates indicated:

(In millions)	September 30, 2016	December 31, 2015
Institutional:
Investment funds:
U.S.	$13,647	$11,136
Non-U.S.	3,092	1,678
Commercial and financial:
U.S.	3,540	4,671
Non-U.S.	275	278
Purchased receivables:
U.S.	74	93
Non-U.S.	—	—
Lease financing:
U.S.	337	337
Non-U.S.	510	578
Total institutional	21,475	18,771
Commercial real estate:
U.S.	27	28
Total loans and leases	21,502	18,799
Allowance for loan and lease losses	(51)	(46)
Loans and leases, net of allowance for loan and lease losses	$21,451	$18,753

Short-duration advances to our clients included in the institutional segment were $5.70 billion and $2.62 billion as of September 30, 2016 and December 31, 2015, respectively. These short-duration advances provide liquidity to fund clients in support of their transaction flows associated with securities settlement activities.
The commercial-and-financial class in the institutional segment presented in the preceding table included approximately $3.38 billion and $3.14 billion of senior secured loans as of September 30, 2016 and December 31, 2015, respectively. These senior secured loans are included in the “speculative”, "special mention" and "substandard" categories in the credit-quality-indicator tables presented below. As of September 30, 2016 and December 31, 2015, our allowance for loan and lease losses included approximately $43 million and $35 million, respectively, related to these loans.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2016 and December 31, 2015, these loans and leases pledged as collateral totaled $1.7 billion and $2.5 billion, respectively.

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

	Institutional
September 30, 2016	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$15,828	$422	$74	$847	$27	$17,198
Speculative(2)	908	3,378	—	—	—	4,286
Special mention(3)	3	—	—	—	—	3
Substandard(4)	—	15	—	—	—	15
Total	$16,739	$3,815	$74	$847	$27	$21,502

	Institutional
December 31, 2015	Investment Funds	Commercial and Financial	Purchased Receivables	Lease Financing	Commercial Real Estate	Total Loans and Leases
(In millions)
Investment grade(1)	$12,415	$1,780	$93	$888	$28	$15,204
Speculative(2)	399	3,138	—	27	—	3,564
Special mention(3)	—	31	—	—	—	31
Total	$12,814	$4,949	$93	$915	$28	$18,799

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
The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	September 30, 2016			December 31, 2015
(In millions)	Institutional	Commercial Real Estate	Total Loans and Leases	Institutional	Commercial Real Estate	Total Loans and Leases
Loans and leases(1):
Collectively evaluated for impairment	$21,475	$27	$21,502	$18,771	$28	$18,799
Total	$21,475	$27	$21,502	$18,771	$28	$18,799

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of September 30, 2016 and December 31, 2015, zero of the allowance for loan and lease loss related to institutional loans individually evaluated for impairment. As of September 30, 2016 and December 31, 2015, all of the allowance for loan and lease loss related to institutional loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases for the dates or periods indicated:

	As of September 30, 2016		As of December 31, 2015
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Recorded Investment	Unpaid Principal Balance
With no related allowance recorded:
CRE—property development—acquired credit-impaired	$—	$34	$—	$34
CRE—other—acquired credit-impaired	—	22	—	22
Total CRE	$—	$56	$—	$56

(1) As of September 30, 2016 and December 31, 2015, all of the allowance for loan and lease losses of $51 million and $46 million, respectively, related to loans that were not impaired.

State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the nine months ended September 30, 2016 and the year ended December 31, 2015.
As of September 30, 2016 and December 31, 2015, no institutional loans or leases and no CRE loans were on non-accrual status or 90 days or more contractually past due.
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,
	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$51	$43
Provision for loan losses	—	5
Charge-offs	—	—
Ending balance	$51	$48

	Nine Months Ended September 30,
	2016	2015
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$46	$37
Provision for loan losses	8	11
Charge-offs	(3)	—
Ending balance	$51	$48

(1) As of September 30, 2016, approximately $43 million of our allowance for loan and lease losses was related to senior secured loans included in the institutional segment; the remaining $8 million was related to other institutional segment loans.

The provision of $8 million and $11 million recorded in the nine months ended September 30, 2016 and 2015, respectively, as well as the charge-offs of $3 million recorded in the nine months ended September 30, 2016 were a result of exposure to senior secured loans to non-investment grade borrowers, purchased in connection with our participation in syndicated loans.
Loans and leases are reviewed on a regular basis, and any provisions for loan losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan and lease losses at a level considered appropriate to absorb estimated incurred losses in the loan-and-lease portfolio.

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	September 30, 2016			December 31, 2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,641	$30	$5,671	$5,793	$33	$5,826
Acquisitions(1)	—	236	236	—	—	—
Divestitures and other reductions	(11)	—	(11)	—	—	—
Foreign currency translation	15	—	15	(152)	(3)	(155)
Ending balance	$5,645	$266	$5,911	$5,641	$30	$5,671

(1) Amounts for 2016 reflect our acquisition of GEAM, which is more fully described in Note 1.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	September 30, 2016			December 31, 2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,753	$15	$1,768	$1,998	$27	$2,025
Acquisitions(1)	—	217	217	16	—	16
Amortization	(141)	(12)	(153)	(187)	(10)	(197)
Foreign currency translation and other, net	17	—	17	(74)	(2)	(76)
Ending balance	$1,629	$220	$1,849	$1,753	$15	$1,768

(1) Amounts for 2016 reflect our acquisition of GEAM, which is more fully described in Note 1.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2016			December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,703	$(1,312)	$1,391	$2,486	$(1,198)	$1,288
Core deposits	673	(273)	400	667	(246)	421
Other	158	(100)	58	147	(88)	59
Total	$3,534	$(1,685)	$1,849	$3,300	$(1,532)	$1,768

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2016	December 31, 2015
Collateral deposits, net	$24,458	$21,465
Derivative instruments, net	3,503	4,777
Bank-owned life insurance	3,137	3,078
Investments in joint ventures and other unconsolidated entities	2,235	2,034
Receivable for securities settlement	598	311
Accounts receivable	454	1,018
Prepaid expenses	363	284
Income taxes receivable	219	154
Deferred tax assets, net of valuation allowance	215	182
Deposits with clearing organizations	138	127
Other(1)	1,000	473
Total	$36,320	$33,903

(1) Includes amounts held in escrow accounts at third parties related to the negotiated settlements in the indirect foreign exchange legal matter (see Note 10).
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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2016 and December 31, 2015, we had recorded approximately $1.70 billion and $1.40 billion, respectively, of cash collateral received from counterparties and approximately $971 million and $1.65 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of September 30, 2016 and December 31, 2015 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2016 totaled approximately $757 million, against which we provided $2 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of September 30, 2016 was approximately $755 million. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
 Fair Value Hedges
We have entered into interest-rate swap agreements to modify our interest revenue from certain available-for-sale investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 4.8 years as of September 30, 2016, compared to 5.4 years as of December 31, 2015.
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

September 30, 2016	Maturity	Paid Fixed Interest Rate
Senior Notes
	2018	1.35%
	2020	2.55
	2021	1.95
	2021	4.38
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2018	4.96
	2023	3.10

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

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(In millions)	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$—	$336
Futures	6,492	2,621
Foreign exchange contracts:
Forward, swap and spot	1,313,515	1,274,277
Options purchased	131	403
Options written	24	404
Futures	37	—
Credit derivative contracts:
Credit swap agreements(1)	—	141
Commodity and equity contracts:
Commodity(1)	142	113
Equity(1)	76	87
Other:
Stable value contracts	27,319	24,583
Deferred value awards(2)	456	320
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,276	9,398
Foreign exchange contracts:
Forward and swap	4,812	4,515

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

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value hedges to manage our interest-rate risk. The following tables present the aggregate notional amounts of these interest-rate contracts and the related assets or liabilities being hedged as of the dates indicated:

September 30, 2016(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,551
Long-term debt(2)	8,725
Total	$10,276

December 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,698
Long-term debt(2)	7,700
Total	$9,398

(1) As of September 30, 2016 and December 31, 2015, there were no interest-rate contracts designated as cash flow hedges.
(2) As of September 30, 2016, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $376 million. As of December 31, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $105 million.
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.37%	2.27%	3.59%	2.35%

	Nine Months Ended September 30,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.41%	2.24%	3.60%	2.51%

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in Note 8.

Derivative Assets(1)
	Fair Value
(In millions)	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$7,838	$10,799
Interest-rate contracts	—	2
Other derivative contracts	3	5
Total	$7,841	$10,806

Derivatives designated as hedging instruments:
Foreign exchange contracts	$299	$517
Interest-rate contracts	239	133
Total	$538	$650

(1) Derivative assets are included within other assets in our consolidated statement of condition.

Derivative Liabilities(1)
	Fair Value
(In millions)	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$7,753	$10,795
Other derivative contracts	150	103
Interest-rate contracts	—	2
Total	$7,903	$10,900

Derivatives designated as hedging instruments:
Foreign exchange contracts	$148	$73
Interest-rate contracts	189	180
Total	$337	$253

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$161	$177	$477	$546
Interest-rate contracts	Processing fees and other revenue	—	—	1	—
Interest-rate contracts	Trading services revenue	(1)	—	(6)	(1)
Credit derivative contracts	Trading services revenue	—	—	(1)
Other derivative contracts	Trading services revenue	1	(1)	(2)	1
Total		$161	$176	$469	$546

	Location of (Gain) Loss on Derivative in Consolidated Statement of Income	Amount of (Gain) Loss on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Other derivative contracts	Compensation and employee benefits	$41	$28	$168	$121
Total		$41	$28	$168	$121

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended September 30,				Three Months Ended September 30,
(In millions)		2016	2015			2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$24	$(80)	Investment securities	Processing fees and other revenue	$(24)	$80
Foreign exchange contracts	Processing fees and other revenue	1	(13)	FX deposit	Processing fees and other revenue	(1)	13
Interest-rate contracts	Processing fees and other revenue	22	(25)	Available-for-sale securities	Processing fees and other revenue(1)	(22)	26
Interest-rate contracts	Processing fees and other revenue	(79)	182	Long-term debt	Processing fees and other revenue	78	(176)
Total		$(32)	$64			$31	$(57)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Nine Months Ended September 30,				Nine Months Ended September 30,
(In millions)		2016	2015			2016	2015
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$43	$(132)	Investment securities	Processing fees and other revenue	$(43)	$132
Foreign exchange contracts	Processing fees and other revenue	247	102	FX deposit	Processing fees and other revenue	(247)	(102)
Interest-rate contracts	Processing fees and other revenue	(15)	(13)	Available-for-sale securities	Processing fees and other revenue(2)	15	14
Interest-rate contracts	Processing fees and other revenue	297	165	Long-term debt	Processing fees and other revenue	(282)	(159)
Total		$572	$122			$(557)	$(115)

(1) For the three months ended September 30, 2016 and 2015, $13 million and $16 million, respectively, of unrealized gains and unrealized losses, respectively, on AFS investment securities designated in fair value hedges was recognized in OCI.
(2) For the nine months ended September 30, 2016 and 2015, $9 million and $9 million, respectively, of unrealized losses on AFS investment securities designated in fair value hedges was recognized in OCI.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(In millions)	2016	2015		2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$—	$(1)	Net interest revenue	$—	$—
Foreign exchange contracts	(1)	40	Net interest revenue	—	—	Net interest revenue	6	2
Total	$(1)	$40		$—	$(1)		$6	$2

Derivatives designated as net investment hedges:
Foreign exchange contracts	$4	$—	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$4	$—		$—	$—		$—	$—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015		2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	Net interest revenue	$—	$(3)	Net interest revenue	$—	$—
Foreign exchange contracts	(293)	81	Net interest revenue	—	—	Net interest revenue	17	6
Total	$(293)	$81		$—	$(3)		$17	$6

Derivatives designated as net investment hedges:
Foreign exchange contracts	$55	$—	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$55	$—		$—	$—		$—	$—
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
As of September 30, 2016 and December 31, 2015, the fair value of securities received as collateral where we are permitted to transfer or re-pledge the securities totaled $2.26 billion and $3.05 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $287 million and $262 million, respectively.

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$8,137	$(3,936)	$4,201	$11,316	$(5,896)	$5,420
Interest-rate contracts	239	(8)	231	135	(5)	130
Other derivative contracts	3	(3)	—	5	(2)	3
Cash collateral netting	NA	(929)	(929)	N/A	(776)	(776)
Total derivatives	$8,379	$(4,876)	$3,503	$11,456	$(6,679)	$4,777
Other financial instruments:
Resale agreements and securities borrowing(4)	$62,733	$(36,580)	$26,153	$62,522	$(38,997)	$23,525
Total derivatives and other financial instruments	$71,112	$(41,456)	$29,656	$73,978	$(45,676)	$28,302

NA: Not applicable.
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
(4) Included in the $26,153 million as of September 30, 2016 were $2,442 million of resale agreements and $23,711 million of collateral provided related to securities borrowing. Included in the $23,525 million as of December 31, 2015 were $3,404 million of resale agreements and $20,121 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

	September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Cash and Securities Received(1)	Net Amount(2)	Net Amount of Assets Presented in Statement of Condition	Counterparty Netting	Cash and Securities Received(1)	Net Amount(2)
Derivatives	$3,503	$—	$(159)	$3,344	$4,777	$—	$(405)	$4,372
Resale agreements and securities borrowing	26,153	(120)	(25,783)	250	23,525	(63)	(22,812)	650
Total	$29,656	$(120)	$(25,942)	$3,594	$28,302	$(63)	$(23,217)	$5,022

(1) Includes securities in connection with our securities borrowing transactions.
(2) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2016			December 31, 2015
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition
Derivatives:
Foreign exchange contracts	$7,901	$(3,936)	$3,965	$10,868	$(5,896)	$4,972
Interest-rate contracts	189	(8)	181	182	(5)	177
Other derivative contracts	150	(3)	147	103	(2)	101
Cash collateral netting	NA	(731)	(731)	N/A	(1,118)	(1,118)
Total derivatives	$8,240	$(4,678)	$3,562	$11,153	$(7,021)	$4,132
Other financial instruments:
Repurchase agreements and securities lending(4)	$46,363	$(36,580)	$9,783	$46,766	$(38,997)	$7,769
Total derivatives and other financial instruments	$54,603	$(41,258)	$13,345	$57,919	$(46,018)	$11,901

NA: Not applicable.
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
(4) Included in the $9,783 million as of September 30, 2016 were $4,364 million of repurchase agreements and $5,419 million of collateral received related to securities lending. Included in the $7,769 million as of December 31, 2015 were $4,499 million of repurchase agreements and $3,270 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.

	September 30, 2016				December 31, 2015
		Gross Amounts Not Offset in Statement of Condition				Gross Amounts Not Offset in Statement of Condition
(In millions)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Cash and Securities Provided(1)	Net Amount(2)	Net Amount of Liabilities Presented in Statement of Condition	Counterparty Netting	Cash and Securities Provided(1)	Net Amount(2)
Derivatives	$3,562	$—	$(8)	$3,554	$4,132	$—	$(64)	$4,068
Repurchase agreements and securities lending	9,783	(120)	(7,461)	2,202	7,769	(63)	(5,287)	2,419
Total	$13,345	$(120)	$(7,469)	$5,756	$11,901	$(63)	$(5,351)	$6,487

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

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,399	$15	$—	$35,414
Non-U.S. sovereign debt	—	57	—	57
Total	35,399	72	—	35,471
Securities lending transactions:
Corporate debt securities	63	—	—	63
Equity securities	9,526	—	894	10,420
Non-U.S. sovereign debt	409	—	—	409
Total	9,998	—	894	10,892
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,397	$72	$894	$46,363

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2015
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$37,157	$5	$—	$37,162
Non-U.S. sovereign debt	—	97	—	97
Total	37,157	102	—	37,259
Securities lending transactions:
Corporate debt securities	1	—	—	1
Equity securities	8,502	—	1,002	9,504
Non-U.S. sovereign debt	2	—	—	2
Total	8,505	—	1,002	9,507
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,662	$102	$1,002	$46,766

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information regarding our commitments and guarantees, refer to Note 12 in the consolidated financial statements on pages 173 to 174 in our 2015 Form 10-K.
Commitments:
We had unfunded off-balance sheet commitments to extend credit generally through lines of credit and short-duration advance facilities totaling $21.72 billion and $22.58 billion as of September 30, 2016 and December 31, 2015, respectively. The maximum possible losses associated with these commitments, excluding the value of any collateral, equal the gross contractual amounts. As of September 30, 2016, approximately 75% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

(In millions)	September 30, 2016	December 31, 2015
Indemnified securities financing	$344,191	$320,436
Stable value protection	27,319	24,583
Asset purchase agreements	4,989	3,990
Standby letters of credit	3,597	4,700
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2016	December 31, 2015
Fair value of indemnified securities financing	$344,191	$320,436
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	359,107	335,420
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	64,982	63,055
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	69,031	67,016
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2016 and December 31, 2015, we had approximately $23.71 billion and $20.12 billion, respectively, of collateral provided and approximately $5.42 billion and $3.27 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

State Street Corporation | 88

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

As of September 30, 2016, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $622 million (excluding our accrual in connection with errors in invoicing certain of our Investment Servicing clients, described below). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
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

State Street Corporation | 89

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
The following table summarizes our estimated total revenue worldwide from indirect foreign exchange trading for the periods indicated:

(In millions)	Revenue from Indirect Foreign Exchange Trading
Twelve Months Ended December 31, 2008	$462
Twelve Months Ended December 31, 2009	369
Twelve Months Ended December 31, 2010	336
Twelve Months Ended December 31, 2011	331
Twelve Months Ended December 31, 2012	248
Twelve Months Ended December 31, 2013	285
Twelve Months Ended December 31, 2014	246
Twelve Months Ended December 31, 2015	280
Nine Months Ended September 30, 2016	201
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

As of September 30, 2016, we have accrued a total of $565 million associated with our indirect foreign exchange business. On July 26, 2016, we announced that we have negotiated settlement agreements which we expect, subject to final approval, to resolve these matters. Settlements have been reached with the Department of Justice, the Department of Labor and the Massachusetts Attorney General and, subject to court approval, the class plaintiffs. State Street has also reached an agreement in principle with the Securities and Exchange Commission. Each of these agreements depend upon certification, for settlement purposes, of a class of State Street's U.S. custody customers that executed indirect foreign exchange transactions with State Street between 1998 and 2009, and final approval by the United States District Court for the District of Massachusetts of the settlement agreement between State Street and the class. On November 2, 2016, the Court entered an order certifying the settlement class and approving the class settlement. The settlement approval order will become final in 30 days if it is not appealed. If the order becomes final, our settlements with the various government agencies will also become final. Although our current legal accrual is sufficient to satisfy our obligations under these settlements if they become final, there can be no assurance that the settlements will become final or that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us in the United States or elsewhere. These settlements or an adverse outcome with respect to one or more other currently unasserted claims, relating to our indirect foreign exchange business could have a material adverse effect on our reputation, and any additional claims not currently asserted could have a material adverse effect on our consolidated results of operations for the period in which the adverse outcome occurs (or an accrual is determined to be required), or on our consolidated financial condition.
Transition Management
In January 2014, we entered into a settlement with the U.K. FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the U.S. Attorney are conducting separate investigations into this matter. In April 2016, the U.S. Attorney’s office in Boston charged two former employees in our transition management business with criminal fraud in connection with their alleged role in this matter, and, in May 2016, the SEC commenced a parallel civil enforcement proceeding

State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

against one of these individuals. Any action by the SEC or U.S. Attorney with respect to State Street could include civil or criminal proceedings and could involve significant fines or other sanctions, any of which could have a material adverse effect on our reputation or on client demand for our products and services. We are in discussions with the SEC and the U.S. Attorney regarding a possible resolution of this matter. As of September 30, 2016, we had accrued $44 million in connection with these discussions and for indemnification costs associated with this matter.
GovEx
We are cooperating in an ongoing inquiry by the SEC relating to the GovEx electronic trading platform, which was offered and operated by State Street Global Markets, LLC from September 2009 to July 2015. The subjects of the inquiry are our communications related to volume, pricing and functionalities of the platform. We are currently engaged in discussions with the SEC concerning a possible resolution of this matter. As of September 30, 2016, we had accrued $1 million for this matter.
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
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998 and our determination that we had incorrectly invoiced clients for certain expenses. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. Through September 30, 2016, we had identified approximately $292 million (excluding interest), of such expenses and we are continuing to reimburse affected clients. In conjunction with that review, we are evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. We are in communication with certain governmental authorities about these matters, including the Department of Justice, the SEC, the Department of Labor and the Massachusetts Attorney General. In April 2016, the Massachusetts Secretary of State commenced an administrative enforcement proceeding against State Street Global Markets, LLC, alleging that our allegedly unethical behavior concerning expense invoices caused State Street Global Markets, LLC to violate state law governing the securities industry by virtue of our alleged control of State Street Global Markets, LLC. The complaint seeks to impose a censure, a fine and to provide for reimbursement or other relief. In addition, we have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. It is possible that we may be required to reimburse clients for additional amounts, potentially including double or treble damages under Massachusetts law, clients or governmental authorities may assert other theories of liability, or we may become subject to other regulatory proceedings and litigation in connection with these matters, any of which could have a material adverse effect on our reputation or business, including on client demand for our products and services.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits have increased from approximately $63 million as of December 31, 2015 to $66 million as of September 30, 2016.
We are presently under audit by a number of tax authorities and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2012 and 2013. The earliest tax year

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

open to examination in jurisdictions where we have material operations is 2009. Management believes that we have sufficiently accrued liabilities as of September 30, 2016 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to Note 14 to the consolidated financial statements on pages 176 to 177 in our 2015 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of September 30, 2016 and December 31, 2015, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.76 billion and $2.10 billion, respectively, and other short-term borrowings of $1.39 billion and $1.75 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.
The trusts had a weighted-average life of approximately 4.8 years as of September 30, 2016, compared to approximately 5.4 years as of December 31, 2015.
Under separate legal agreements, we provide standby bond-purchase agreements to these trusts and, with respect to certain securities, letters of credit. As of September 30, 2016, our commitments to the trusts under these standby bond-purchase agreements and letters of credit totaled $1.62 billion and $530 million, respectively, and $81 million of the standby bond-purchase agreements were utilized.

Interests in Sponsored Investment Funds:
As of September 30, 2016, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $409 million and $327 million, respectively. As of December 31, 2015, the aggregate assets and liabilities of our consolidated sponsored investment funds totaled $321 million and $228 million, respectively.
As of September 30, 2016, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $51 million and represented the value of our economic ownership interest in the fund. Subsequently, we divested our interests in the funds as of October 31, 2016 and no longer consolidate the sponsored investment funds.
As of September 30, 2016 and December 31, 2015, we managed certain sponsored investment funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $92 million and $75 million as of September 30, 2016 and December 31, 2015, respectively, and represented the carrying value of our seed capital investment, which is recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our seed capital investment in the unconsolidated fund.

State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.    Shareholders' Equity

Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2016:

	Issuance Date	Depositary Shares Issued	Ownership Interest per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Net Proceeds of Offering (In millions)	Redemption Date(1)
Preferred Stock(2):
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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	1,663	16.63	12
Series G	1,338	0.33	7	—	—	—
Total			$55			$41

	Nine Months Ended September 30,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$20
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,833	1.22	36
Series F	5,250	52.50	40	1,663	16.63	12
Series G	2,289	0.57	12	—	—	—
Total			$137			$101

(1) Dividends were paid in September 2016.

State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Common Stock:
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under both the 2016 Program and the 2015 Program during the periods indicated.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)
2015 Program	—	$—	$—	12.1	$58.83	$715
2016 Program	4.7	69.03	325	4.7	69.03	325
Total	4.7	$69.03	$325	16.8	$61.68	$1,040

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2016		2015		2016		2015
Common Stock	$0.38	$147	$0.34	$138	$1.06	$414	$0.98	$401
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2016	December 31, 2015
Net unrealized gains on cash flow hedges	$80	$293
Net unrealized gains (losses) on available-for-sale securities portfolio	542	9
Net unrealized gains (losses) related to reclassified available-for-sale securities	(28)	(28)
Net unrealized gains (losses) on available-for-sale securities	514	(19)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(118)	(109)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	41	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(11)	(16)
Net unrealized losses on retirement plans	(182)	(183)
Foreign currency translation	(1,317)	(1,394)
Total	$(993)	$(1,442)
The following tables present changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(213)	520	55	6	—	77	445
Amounts reclassified into (out of) earnings	—	4	—	(1)	1	—	4
Other comprehensive income (loss)	(213)	524	55	5	1	77	449
Balance as of September 30, 2016	$80	$396	$41	$(11)	$(182)	$(1,317)	$(993)

State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Nine Months Ended September 30, 2015
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	44	(112)	—	12	—	(555)	(611)
Amounts reclassified into (out of) earnings	2	(3)	—	(1)	19	—	17
Other comprehensive income (loss)	46	(115)	—	11	19	(555)	(594)
Balance as of September 30, 2015	$322	$77	$(14)	$(18)	$(253)	$(1,215)	$(1,101)

The following tables present after-tax reclassifications into (out of) earnings for the periods indicated:

	Three Months Ended September 30,
	2016	2015
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts	$—	$1	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($2) and $0, respectively	2	(1)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related tax benefit of $1 and $0, respectively	—	—	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and ($3), respectively	(1)	4	Compensation and employee benefits expenses
Total reclassifications into AOCI	$1	$4

	Nine Months Ended September 30,
	2016	2015
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related taxes of $0 and $1, respectively	$—	$2	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($3) and $1, respectively	4	(3)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $0, respectively	(1)	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($2) and ($4), respectively	1	19	Compensation and employee benefits expenses
Total reclassifications into AOCI	$4	$17

State Street Corporation | 95

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
As of September 30, 2016, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of September 30, 2016, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2016 that have changed the capital categorization of State Street Bank.

State Street Corporation | 96

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

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2016(1)	Basel III Standardized Approach September 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches September 30, 2016(1)	Basel III Standardized Approach September 30, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,282	$10,282	$10,250	$10,250	$11,339	$11,339	$10,938	$10,938
Retained earnings			17,047	17,047	16,049	16,049	11,593	11,593	10,655	10,655
Accumulated other comprehensive income (loss)			(1,107)	(1,107)	(1,422)	(1,422)	(880)	(880)	(1,230)	(1,230)
Treasury stock, at cost			(7,382)	(7,382)	(6,457)	(6,457)	—	—	—	—
Total			18,840	18,840	18,420	18,420	22,052	22,052	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,483)	(6,483)	(5,927)	(5,927)	(6,152)	(6,152)	(5,631)	(5,631)
Other adjustments			(88)	(88)	(60)	(60)	(83)	(83)	(85)	(85)
Common equity tier 1 capital			12,269	12,269	12,433	12,433	15,817	15,817	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(58)	(58)	(109)	(109)	—	—	—	—
Tier 1 capital			15,407	15,407	15,264	15,264	15,817	15,817	14,647	14,647
Qualifying subordinated long-term debt			1,259	1,259	1,358	1,358	1,270	1,270	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			890	890	713	713	—	—	—	—
ALLL and other			3	75	12	66	4	75	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$17,560	$17,632	$17,349	$17,403	$17,091	$17,162	$16,026	$16,084
Risk-weighted assets:
Credit risk			$51,916	$96,668	$51,733	$93,515	$47,609	$92,165	$47,677	$89,164
Operational risk			44,643	NA	43,882	NA	44,115	NA	43,324	NA
Market risk(4)			3,177	1,706	3,937	2,378	3,177	1,706	3,939	2,378
Total risk-weighted assets			$99,736	$98,374	$99,552	$95,893	$94,901	$93,871	$94,940	$91,542
Adjusted quarterly average assets			$226,093	$226,093	$221,880	$221,880	$221,508	$221,508	$217,358	$217,358

Capital Ratios:	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(5)	2015 Minimum Requirements(6)
Common equity tier 1 capital	5.5%	4.5%	12.3%	12.5%	12.5%	13.0%	16.7%	16.8%	15.4%	16.0%
Tier 1 capital	7.0	6.0	15.4	15.7	15.3	15.9	16.7	16.8	15.4	16.0
Total capital	9.0	8.0	17.6	17.9	17.4	18.1	18.0	18.3	16.9	17.6
Tier 1 leverage	4.0	4.0	6.8	6.8	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2016 and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(5) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2016.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015.

State Street Corporation | 97

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Interest revenue:
Deposits with banks	$29	$53	$101	$161
Investment securities:
U.S. Treasury and federal agencies	200	178	620	537
State and political subdivisions	55	57	162	173
Other investments	208	227	580	733
Securities purchased under resale agreements	40	18	112	45
Trading account assets	—	—	1	—
Loans and leases	97	79	281	229
Other interest-earning assets	18	2	39	7
Total interest revenue	647	614	1,896	1,885
Interest expense:
Deposits	20	28	73	67
Securities sold under repurchase agreements	—	—	1	—
Short-term borrowings	2	1	4	5
Long-term debt	68	62	191	185
Other interest-bearing liabilities	20	10	57	34
Total interest expense	110	101	326	291
Net interest revenue	$537	$513	$1,570	$1,594
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Litigation	$47	$(7)	$47	$396
Insurance	31	33	74	98
Regulatory fees and assessments	28	31	65	90
Securities processing	10	40	20	75
Other	71	44	231	186
Total other expenses	$187	$141	$437	$845
Acquisition Costs
We recorded acquisition costs of $33 million in the third quarter of 2016 compared to $7 million in the third quarter of 2015, and $47 million in the nine months ended September 30, 2016 compared to $15 million during the nine months ended September 30, 2015. These amounts include approximately $29 million related to our acquisition of GEAM on July 1, 2016. As of September 30, 2016, we have recorded approximately $29 million in acquisition costs associated with the acquisition of GEAM. For further information on the GEAM acquisition, refer to Note 1.

Restructuring Charges
We expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 to implement State Street Beacon, our previously announced multi-year transformation program to fully digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions.
In the third quarter and nine months ended September 30, 2016, we recorded net restructuring charges of $10 million and $120 million, respectively, due to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Balance at March 31, 2016	91	10	7	108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Balance at June 30, 2016	55	22	5	82
Accruals for State Street Beacon	8	3	(1)	10
Payments and Other Adjustments	(14)	(3)	(1)	(18)
Balance at September 30, 2016	$49	$22	$3	$74

State Street Corporation | 98

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

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015
Net income	$563	$581
Less:
Preferred stock dividends	(55)	(42)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—
Net income available to common shareholders	$507	$539
Average common shares outstanding (In thousands):
Basic average common shares	388,358	406,612
Effect of dilutive securities: common stock options and common stock awards	4,854	5,555
Diluted average common shares	393,212	412,167
Anti-dilutive securities(2)	2,166	619
Earnings per Common Share:
Basic	$1.31	$1.33
Diluted(3)	1.29	1.31

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015
Net income	$1,550	$1,404
Less:
Preferred stock dividends	(137)	(102)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(1)
Net income available to common shareholders	$1,411	$1,301
Average common shares outstanding (In thousands):
Basic average common shares	393,959	409,816
Effect of dilutive securities: common stock options and common stock awards	4,454	5,956
Diluted average common shares	398,413	415,772
Anti-dilutive securities(2)	3,027	675
Earnings per Common Share:
Basic	$3.58	$3.18
Diluted(3)	3.54	3.13

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

State Street Corporation | 99

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2016	2015	2016	2015	2016	2015	2016	2015
Servicing fees	$1,303	$1,289	$—	$—	$—	$—	$1,303	$1,289
Management fees	—	—	368	287	—	—	368	287
Trading services	254	283	13	11	—	—	267	294
Securities finance	136	113	—	—	—	—	136	113
Processing fees and other	6	131	(1)	(11)	—	—	5	120
Total fee revenue	1,699	1,816	380	287	—	—	2,079	2,103
Net interest revenue	536	514	1	(1)	—	—	537	513
Gains (losses) related to investment securities, net	4	(2)	—	—	—	—	4	(2)
Total revenue	2,239	2,328	381	286	—	—	2,620	2,614
Provision for loan losses	—	5	—	—	—	—	—	5
Total expenses	1,634	1,673	317	204	33	85	1,984	1,962
Income before income tax expense	$605	$650	$64	$82	$(33)	$(85)	$636	$647
Pre-tax margin	27%	28%	17%	29%			24%	25%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions, except where otherwise noted)	2016	2015	2016	2015	2016	2015	2016	2015
Servicing fees	$3,784	$3,876	$—	$—	$—	$—	$3,784	$3,876
Management fees	—	—	931	892	—	—	931	892
Trading services	771	869	35	30	—	—	806	899
Securities finance	426	369	—	—	—	—	426	369
Processing fees and other	153	212	2	(14)	—	—	155	198
Total fee revenue	5,134	5,326	968	908	—	—	6,102	6,234
Net interest revenue	1,567	1,593	3	1	—	—	1,570	1,594
Gains (losses) related to investment securities, net	5	(6)	—	—	—	—	5	(6)
Total revenue	6,706	6,913	971	909	—	—	7,677	7,822
Provision for loan losses	8	11	—	—	—	—	8	11
Total expenses	4,920	5,389	817	711	157	93	5,894	6,193
Income before income tax expense	$1,778	$1,513	$154	$198	$(157)	$(93)	$1,775	$1,618
Pre-tax margin	27%	22%	16%	22%			23%	21%

State Street Corporation | 100

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

The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,117	$1,503	$2,620	$1,088	$1,526	$2,614
Income before income taxes	314	322	636	255	392	647

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$3,278	$4,399	$7,677	$3,385	$4,437	$7,822
Income before income taxes	835	940	1,775	946	672	1,618
Non-U.S. assets were $86.7 billion and $63.3 billion as of September 30, 2016 and 2015, respectively.

State Street Corporation | 101

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Corporation's management.
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
November 3, 2016

State Street Corporation | 102

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program).
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
The following table presents purchases of our common stock under the 2016 Program and related information for each of the months in the quarter ended September 30, 2016. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased Under Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under Publicly Announced Program	Approximate Dollar Value of Shares Yet to be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2016	—	$—	$—	$1,400
August 1 - August 31, 2016	2,393	68.03	163	1,237
September 1 - September 30, 2016	2,315	70.07	162	1,075
Total	4,708	$69.03	$325	$1,075
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

State Street Corporation | 103

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 3, 2016	By:	/s/ MICHAEL W. BELL
Michael W. Bell,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2016	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

State Street Corporation | 104

EXHIBIT INDEX

†	10.1
Letter Agreement dated September 22, 2016 between Eric Aboaf and State Street Corporation (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on September 28, 2016 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2016 and 2015, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2016 and 2015, (iii) consolidated statement of condition as of September 30, 2016 and December 31, 2015, (iv) consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2016 and 2015, (v) consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015, and (vi) notes to consolidated financial statements.

State Street Corporation | 105