Form 10-K
period 2016-12-31
STATE STREET CORP
filed 2017-02-17
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-07511
STATE STREET CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2456637
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Lincoln Street Boston, Massachusetts	02111
(Address of principal executive office)	(Zip Code)
617-786-3000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, $1 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E, without par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/4,000th ownership interest in a share of Non-Cumulative Perpetual Preferred Stock, Series G, without par value per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per share price ($53.92) at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $20.88 billion
The number of shares of the registrant’s common stock outstanding as of January 31, 2017 was 381,939,896.
Portions of the following documents are incorporated by reference into Parts of this Report on Form 10-K, to the extent noted in such Parts, as indicated below:
(1) The registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A on or before May 1, 2017 (Part III).

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
December 31, 2016

PART I
ITEM 1.BUSINESS
GENERAL
State Street Corporation, referred to as the parent company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-K, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The parent company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $28.77 trillion of AUCA and $2.47 trillion of AUM as of December 31, 2016.
As of December 31, 2016, we had consolidated total assets of $242.70 billion, consolidated total deposits of $187.16 billion, consolidated total shareholders' equity of $21.22 billion and 33,783 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
On the “Investor Relations” section of our corporate website at www.statestreet.com, we make available, free of charge, all reports we electronically file with, or furnish to, the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents have been filed with, or furnished to, the SEC. These documents are also accessible on the SEC’s website at www.sec.gov. We have included the website addresses of State Street and the SEC in this report as inactive textual references only. Information on those websites is not part of this Form 10-K.
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
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Additional Information
Additional information about our business activities is provided in the sections that follow. For information about our management of credit and counterparty risk; liquidity risk; operational risk; market risk associated with our trading activities; market risk associated with our non-trading, or asset-and-liability management, activities, primarily composed of interest-rate risk; and capital, as well as other risks inherent in our businesses, refer to "Risk Factors" included under Item 1A, the “Financial Condition” section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, or Management's Discussion and Analysis, and our consolidated financial statements and accompanying notes included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 3

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
Our investment servicing products and services include: custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
We provide mutual fund custody and accounting services in the U.S. We offer clients a broad range of integrated products and services, including accounting, daily pricing and fund administration. We service U.S. tax-exempt assets for corporate and public pension funds, and we provide trust and valuation services for daily-priced portfolios.
We are a service provider outside of the U.S. as well. In Germany, Italy, France and Luxembourg, we provide depotbank services (a fund oversight role created by regulation) for retail and institutional fund assets, as well as custody and other services to pension plans and other institutional clients. In the U.K., we provide custody services for pension fund assets and administration services for mutual fund assets. As of December 31, 2016, we serviced approximately $1.75 trillion of offshore assets in funds located primarily in Luxembourg, Ireland and the Cayman Islands. As of December 31, 2016, we serviced $1.49 trillion of assets under custody and administration in the Asia/Pacific region, and in Japan, we serviced approximately 93% of the trust assets serviced by non-domestic trust banks.

We are an alternative asset servicing provider worldwide, servicing hedge, private equity and real estate funds. As of December 31, 2016, we serviced approximately $1.33 trillion of AUCA in such funds.
Investment Management
Our Investment Management line of business, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
Additional information about our lines of business is provided under “Line of Business Information” included under Item 7, Management's Discussion and Analysis, and in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Additional information about our non-U.S. activities is provided in Note 25 to the consolidated financial statements included under Item 8 of this Form 10-K.
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
We believe that many key factors drive competition in the markets for our business. For Investment Servicing, quality of service, economies of scale, technological expertise, quality and scope of sales and marketing, required levels of capital and price drive competition, and are critical to our servicing business. For Investment Management, key competitive factors include expertise, experience, availability of related service offerings, quality of service and performance and price.
Our competitive success may depend on our ability to develop and market new and innovative services, to adopt or develop new technologies, to bring new services to market in a timely fashion at competitive prices, to continue and expand our relationships with existing clients, and to attract new clients.

State Street Corporation | 4

SUPERVISION AND REGULATION
State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which we and our non-banking subsidiaries may engage to managing or controlling banks and to a range of activities that are considered to be closely related to banking. Bank holding companies that have elected to be treated as financial holding companies may engage in a broader range of activities considered to be "financial in nature." These limits also apply to non-banking entities that we are deemed to “control” for purposes of the Bank Holding Company Act, which may include companies of which we own or control more than 5% of a class of voting shares. The Federal Reserve may order a bank holding company to terminate any activity, or its ownership or control of a non-banking subsidiary, if the Federal Reserve finds that the activity, ownership or control constitutes a serious risk to the financial safety, soundness or stability of a banking subsidiary or is inconsistent with sound banking principles or statutory purposes. The Bank Holding Company Act also requires a bank holding company to obtain prior approval of the Federal Reserve before it acquires substantially all the assets of any bank, or ownership or control of more than 5% of the voting shares of any bank.
The parent company has elected to be treated as a financial holding company and, as such, may engage in a broader range of non-banking activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly in activities that are defined by the Federal Reserve to be financial in nature, either de novo or by acquisition, provided that the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. Activities defined to be financial in nature include, but are not limited to, the following: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and each of our U.S. depository institution subsidiaries must be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
The Dodd-Frank Act, which became law in July 2010, has had, and continues to have, a significant effect on the regulatory structure of the financial markets and supervision of bank holding companies, banks and other financial institutions. The Dodd-Frank Act, among other things: established the FSOC to monitor systemic risk posed by financial institutions; enacted new restrictions on proprietary trading and private-fund investment activities by banks and their affiliates, commonly known as the “Volcker rule” (refer to our discussion of the Volcker rule provided below under “Regulatory Capital Adequacy and Liquidity Standards” in this “Supervision and Regulation” section); created a new framework for the regulation of derivatives and the entities that engage in derivatives trading; altered the regulatory capital treatment of trust preferred and other hybrid capital securities; revised the assessment base that is used by the FDIC to calculate deposit insurance premiums; adopted capital planning and stress test requirements for large bank holding companies, including us; and required large financial institutions to develop plans for their resolution under the U.S. Bankruptcy Code (or other specifically applicable insolvency regime) in the event of material financial distress or failure.
In addition, regulatory change is being implemented internationally with respect to financial institutions, including, but not limited to, the implementation of the Basel III final rule (refer to “Regulatory Capital Adequacy and Liquidity Standards” below in this “Supervision and Regulation” section and under "Capital" in “Financial Condition” included under Item 7, Management's Discussion and Analysis, of this Form 10-K for a discussion of Basel III) and the Alternative Investment Fund Managers Directive (AIFMD), the Bank Recovery and Resolution Directive (BRRD), the European Market Infrastructure Resolution (EMIR), the Undertakings for Collective Investments in Transferable Securities (UCITS) directives, the Markets in Financial Instruments Directive II (MiFID II) and the Markets in Financial Instruments Regulation (MiFIR) (the majority of the provisions of MiFID II and MiFIR will apply from January 3, 2018) and the E.U. data protection regulation.
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

State Street Corporation | 5

Regulatory Capital Adequacy and Liquidity Standards
Basel III Final Rule
In 2013, U.S. banking regulators jointly issued a final rule implementing the Basel III framework in the U.S. Provisions of the Basel III final rule become effective under a transition timetable which began on January 1, 2014, with full implementation required beginning on January 1, 2019. In 2012, U.S. banking regulators jointly issued a final market risk capital rule to implement the changes to the market risk capital framework in the U.S. The final market risk capital rule became effective and was applicable to State Street on January 1, 2013, and replaced the market risk capital framework associated with Basel I and Basel II.
The Basel III final rule provides for two frameworks: the “standardized” approach, intended to replace Basel I, and the “advanced” approaches, applicable to advanced approaches banking organizations, like State Street, as originally defined under Basel II. The standardized approach modifies the provisions of Basel I related to the calculation of RWA and prescribes new standardized risk weights for certain on- and off-balance sheet exposures.
Among other things, the Basel III final rule does the following:

•	Adds new requirements for a minimum common equity tier 1 risk-based capital ratio of 4.5% and a minimum supplementary leverage ratio of 3% for advanced banking organizations;

•	Raises the minimum tier 1 risk-based capital ratio from 4% under Basel I and Basel II to 6%;

•	Leaves the existing, minimum total capital ratio at 8%;

•
Implements the capital conservation and countercyclical capital buffers, referenced below, as well as a G-SIB surcharge included under "Capital" in "Financial Condition" included under Item 7, Management's Discussion and Analysis, of this Form 10-K;

•	Implements the previously described standardized approach to replace the calculation of RWA under Basel I; and

•	Implements the advanced approaches for the calculation of RWA.
Additionally, beginning January 1, 2018, the SLR rule introduces a higher minimum SLR requirement for the eight U.S. G-SIBs of at least 6% for the insured banking entity (State Street Bank) in order to be well capitalized under the U.S. banking regulators’ PCA framework, as well as a requirement of a minimum SLR of 5% for the holding company (State

Street) in order to avoid any limitations on distributions and discretionary bonus payments.
Under the Basel III final rule, a banking organization would be able to make capital distributions, subject to other regulatory constraints, such as regulator review of its capital plans, and discretionary bonus payments without specified limitations, as long as it maintains the required capital conservation buffer of 2.5% plus applicable G-SIB surcharge over the minimum required common equity tier 1 risk-based capital ratio and each of the minimum required tier 1 and total risk-based capital ratios (plus any potentially applicable countercyclical capital buffer). Banking regulators would establish the minimum countercyclical capital buffer, which is initially set by banking regulators at zero, up to a maximum of 2.5% of total risk-weighted assets under certain economic conditions.
Under the Basel III final rule, our total regulatory capital is divided into three tiers, composed of common equity tier 1 capital, tier 1 capital (which includes common equity tier 1 capital), and tier 2 capital. The total of tier 1 and tier 2 capital, adjusted as applicable, is referred to as total regulatory capital.
Common equity tier 1 capital is composed of core capital elements, such as qualifying common shareholders' equity and related surplus; retained earnings; the cumulative effect of foreign currency translation; and net unrealized gains (losses) on debt and equity securities classified as AFS; reduced by treasury stock. Subject to certain phase-in or phase-out provisions, tier 1 capital is composed of common equity tier 1 capital plus additional tier 1 capital composed of qualifying perpetual preferred stock and minority interests. Goodwill and other intangible assets, net of related deferred tax liabilities, are deducted from tier 1 capital. Subject to certain phase-in or phase-out provisions, tier 2 capital is composed primarily of qualifying subordinated long-term debt.
Certain other items, if applicable, must be deducted from tier 1 and tier 2 capital. These items primarily include deductible investments in unconsolidated banking, financial and insurance entities where we hold more than 50% of the entities' capital; and the amount of expected credit losses that exceeds recorded allowances for loan and other credit losses. Expected credit losses are calculated for wholesale credit exposures by formula in conformity with the Basel III final rule.
As required by the Dodd-Frank Act, we and State Street Bank, as advanced approaches banking organizations, are subject to a permanent "capital floor", also referred to as the Collins Amendment, in the assessment of our regulatory capital adequacy, including a capital conservation buffer and a countercyclical capital buffer (both buffers are more

State Street Corporation | 6

fully described above in this "Supervision and Regulation" section). From January 1, 2015 going forward, our risk-based capital ratios for regulatory assessment purposes are the lower of each ratio calculated under the standardized approach and the advanced approaches.
Global Systemically Important Bank
In addition to the Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for large bank holding companies, including State Street. On August 14, 2015, the Federal Reserve published a final rule on the implementation of capital requirements that impose a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase in on January 1, 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon five equally-weighted components: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability;

•	Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a 2x multiplier to the sum of the five components
As part of the Basel III final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012 to 2014. Method 2 is identified as the binding methodology for State Street and the applicable surcharge on January 1, 2016 was calculated to be 1.5%. Assuming completion of the phase-in period for the capital conservation buffer, and a countercyclical buffer of 0%, the minimum capital ratios as of January 1, 2019, including a capital conservation buffer of 2.5% and G-SIB surcharge of 1.5% in 2019, would be 10.0% for tier 1 risk-based capital, 12.0% for total risk-based capital, and 8.5% for common equity tier 1 capital, in order for State Street to make capital distributions and discretionary bonus payments without limitation. Further, if State Street fails to exceed the 2% leverage buffer applicable to all U.S. G-SIBs under the Basel III final rule, it will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors may not be subject to the same additional capital requirements.

Total Loss-Absorbing Capacity (TLAC)
On December 15, 2016, the Federal Reserve released its final rule on TLAC, LTD and clean holding company requirements for U.S. domiciled G-SIBs, such as State Street, that are intended to improve the resiliency and resolvability of certain U.S. banking organizations through new enhanced prudential standards. The TLAC final rule imposes: (1) TLAC requirements (i.e., combined eligible tier 1 regulatory capital and eligible LTD); (2) separate eligible LTD requirements; and (3) clean holding company requirements designed to make short-term unsecured debt (including deposits) and most other ineligible liabilities structurally senior to eligible LTD.
Among other things, the TLAC final rule requires State Street to comply with minimum requirements for external TLAC and external LTD, plus an external TLAC buffer. Specifically, State Street must hold (1) combined eligible tier 1 regulatory capital and eligible LTD in the amount equal to at least 21.5% of total risk-weighted assets (using an estimated G-SIB method 1 surcharge of 1%) and 9.5% of total leverage exposure, as defined by the SLR final rule, and (2) qualifying external LTD equal to the greater of 7.5% of risk-weighted assets (using an estimated G-SIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
State Street must comply with the TLAC final rule starting on January 1, 2019.
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
We report LCR to the Federal Reserve daily. As of December 31, 2016, our LCR was in excess of 100%. In addition, in December 2016, the Federal Reserve issued a final rule requiring large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their LCR. We must comply with the disclosure requirements beginning on April 1, 2017.

State Street Corporation | 7

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
In October 2014, the BCBS issued final guidance with respect to the NSFR. In the second quarter of 2016, the OCC, Federal Reserve and FDIC issued a proposal to implement the NSFR in the U.S. that is largely consistent with the BCBS guidance. The proposal would require banking organizations to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics. If adopted as proposed, the requirements would apply to us and our depository institution subsidiaries beginning January 1, 2018.
Failure to meet current and future regulatory capital requirements could subject us to a variety of enforcement actions, including the termination of State Street Bank's deposit insurance by the FDIC, and to certain restrictions on our business, including those that are described above in this “Supervision and Regulation” section.
For additional information about our regulatory capital position and our regulatory capital adequacy, as well as current and future regulatory capital requirements, refer to "Capital" in “Financial Condition" included under Item 7, Management's Discussion and Analysis, and Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
The capital plan must include a description of all of our planned capital actions over a nine-quarter planning horizon, including any issuance of debt or equity capital instruments, any capital distributions, such as payments of dividends on, or purchases of, our stock, and any similar action that the Federal Reserve determines could affect our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the Basel III final rule that are phased in over the planning horizon, and serve as a source of strength to our U.S. depository institution subsidiaries under supervisory stress scenarios. The capital plan requirements mandate that we receive no objection to our plan from the Federal Reserve before making a capital distribution. These requirements could require us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions, including capital raises or modifications to planned capital actions, such as purchases of our stock, and may require resubmission of the capital plan to the Federal Reserve for its non-objection if, among other reasons, we would not meet our regulatory capital requirements after making the proposed capital distribution.
For additional information regarding capital planning and stress test requirements and restrictions on dividends, refer to "Capital Planning, Stress Tests and Dividends” in this “Supervision and Regulation” section and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities, in Part II of this Form 10-K.
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

State Street Corporation | 8

dividends and purchase our stock, or require us to provide capital assistance to State Street Bank and any other banking subsidiary.
In June 2016, we received the results of the Federal Reserve’s review of our 2016 capital plan in connection with its 2016 annual CCAR process. The Federal Reserve did not object to the capital actions we proposed in our 2016 capital plan and, in July 2016, our Board approved a new common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017. As of December 31, 2016, we purchased approximately 9.0 million shares of our common stock at an average per-share cost of $72.66 and an aggregate cost of approximately $650 million under this program. Our 2016 capital plan included an increase, subject to approval by our Board, to our quarterly stock dividend to $0.38 per share from $0.34 per share, beginning in the third quarter of 2016.
The Federal Reserve, under the Dodd-Frank Act, requires us to conduct semi-annual State Street-run stress tests. Under this rule, we are required to publicly disclose the summary results of our State Street-run stress tests under the severely adverse economic scenario. In October 2016, we provided summary results of our 2016 mid-cycle State Street-run stress tests on the “Investor Relations” section of our corporate website. The rule also subjects us to an annual supervisory stress test conducted by the Federal Reserve.
The Dodd-Frank Act also requires State Street Bank to conduct an annual stress test. State Street Bank must submit its 2017 annual State Street Bank-run stress test to the Federal Reserve by April 5, 2017.
In September 2016, the Federal Reserve proposed revisions to the capital plan and stress test requirements that would, among other things, reduce the de minimis threshold for additional capital distributions that a firm may make during a capital plan cycle without seeking the Federal Reserve’s prior approval. The proposal would also establish a one-quarter “blackout period” while the Federal Reserve is conducting CCAR during which firms would not be permitted to submit de minimis exception notices or prior approval requests for additional capital distributions.
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

The Volcker rule also requires banking entities to either restructure or divest certain ownership interests in, and relationships with, covered funds (as such terms are defined in the final Volcker rule regulations).
The Volcker rule became effective in July 2012, and the final implementing regulations became effective in April 2014. We were required to bring our activities and investments into conformance with the Volcker rule and its final regulations by July 21, 2015, with the exception of certain activities and investments. Under a 2016 conformance period extension issued by the Federal Reserve, all investments in and relationships with investments in a covered fund made or entered into after December 31, 2013 by a banking entity and its affiliates, and all proprietary trading activities of those entities, were required to be in conformance with the Volcker rule and its final implementing regulations by July 21, 2016. On July 7, 2016, the Federal Reserve announced a final one-year extension of the general conformance period for banking entities to conform ownership interests in, and relationships with, legacy covered funds to July 21, 2017. On December 12, 2016, the Federal Reserve issued a policy statement with information about how banking entities may seek a statutory extension of the conformance period of five years for certain legacy covered funds that are also illiquid funds.
Whether certain types of investment securities or structures such as CLOs constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests remain subject to (1) market, and ultimately regulatory, interpretation and (2) the specific terms and other characteristics relevant to such investment securities and structures.
As of December 31, 2016, we held approximately $972 million of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $11 million, composed primarily of gross unrealized gains. Comparatively, as of December 31, 2015, we held approximately $2.10 billion of investments in CLOs, which had an aggregate pre-tax net unrealized gain of approximately $43 million composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volcker rule, we may be required to divest such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest such

State Street Corporation | 9

investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated statement of income or on our consolidated statement of condition in the period in which such a divestiture occurs.
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
In February 2014, the Federal Reserve approved a final rule implementing certain of the Dodd-Frank Act’s enhanced prudential standards for large bank holding companies such as State Street. Under the final rule, we are required to comply with various liquidity-related risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. This liquidity buffer is in addition to other liquidity requirements, such as the LCR and, when implemented, the NSFR. The final rule also establishes requirements and responsibilities for our risk committee and mandates risk management standards. We became subject to these new standards on January 1, 2015.
In March 2016, the Federal Reserve re-proposed rules that would establish single-counterparty credit limits for large banking organizations, with more stringent limits for the largest banking organizations. U.S. G-SIBs, including us, would be subject to a limit of 15% of tier 1 capital for credit exposures to any “major counterparty” (defined as other U.S. G-SIBs, foreign G-SIBs and non-bank SIFIs supervised by the Federal Reserve) and to a limit of 25% of tier 1 capital for credit exposures to any other unaffiliated counterparty.
In May 2016, the Federal Reserve proposed a rule that would impose contractual requirements on certain “qualified financial contracts” to which U.S. G-SIBs, including us, and their subsidiaries are parties. Under the proposal, certain qualified financial contracts must expressly provide that transfer restrictions and default rights against a U.S. G-SIB, or subsidiary of a U.S. G-SIB, are limited to the same extent as provided under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, certain qualified financial contracts may not permit the exercise of cross-default rights against a U.S. G-SIB or subsidiary of a U.S. G-SIB based on an affiliate’s entry into insolvency, resolution or similar proceedings. If adopted as proposed, the requirements would take effect at the start of the first calendar quarter that begins at least one year after the final rule is issued.
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

State Street Corporation | 10

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
Resolution Planning
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for its rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure — commonly referred to as a resolution plan or a living will — to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. In the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization prior to the bankruptcy of the parent company of State Street Bank and our other material entities by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed, directly or indirectly, to the parent company), and potentially by a capital contribution from a newly formed direct subsidiary of the parent company that would be pre-funded by the parent company. The recapitalization, if successful, is intended to enable State Street Bank and our other material entities to continue their operations. The amount of assets available to support State Street Bank and our other material entities is anticipated to vary over time and may not be sufficient to meet their liquidity and capital needs.
The parent company and the newly formed direct subsidiary would obligate themselves, under a contract we refer to as a support agreement and using up to substantially all of their resources, to recapitalize and/or provide liquidity to State Street Bank and our other material entities in the event of material financial distress. The parent company and the newly formed direct subsidiary would secure their obligations under the support agreement by entering into a contract known as a security agreement and by pledging their rights in the assets that the parent company and the newly formed direct subsidiary would use to fulfill their obligations under the support agreement to State Street Bank and other material entities. The parent company intends to pre-fund the newly formed direct subsidiary upon the execution of the support agreement by transferring assets to it that will be available for the subsequent provision of capital and liquidity to State Street Bank and our other material entities. These contractual, funding and related arrangements are expected to be in place prior to July 1, 2017 to aid State Street in meeting its regulatory obligations.
Under this single point of entry strategy, State Street Bank and our other material entities would not themselves enter into resolution proceedings. These entities would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. The single point of entry strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the parent company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place. There can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the support agreement. In the event that such recapitalization actions were taken and were unsuccessful in stabilizing State Street Bank, equity and debt holders of the parent company would likely, as a consequence, be in a worse position than if the recapitalization did not occur. An expected effect of the single point of entry strategy and the TLAC final rule is that State Street’s losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the parent company, as well as on any other parent company creditors, before any of its losses are imposed on the holders of the debt securities of the parent company’s operating subsidiaries or any depositors or creditors thereof or before U.S. taxpayers are put at risk. The requirements of the single point of entry strategy and the support agreement may adversely impact our ability to issue, or to competitively price, additional debt and equity securities.
We are required to submit our next annual resolution plan to the Federal Reserve and the FDIC on July 1, 2017. The Federal Reserve and the FDIC may determine that our 2017 resolution plan is not credible or would not facilitate an orderly resolution due to a number of factors, including, but not limited to: (1) challenges we may experience in interpreting and addressing regulatory expectations; (2) any failure to implement remediation actions in a timely manner; (3) the complexities in developing and implementing a comprehensive plan to resolve a global custodial bank; and (4) related costs and

State Street Corporation | 11

dependencies. If our resolution plan submission filed on July 1, 2017, or any future submission, fails to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC, we could be subject to more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or we could be required to divest certain of our assets or operations.
State Street Bank is also required to submit annually to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. State Street Bank’s next IDI plan is due in October 2017.
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
Derivatives
Title VII of the Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record-keeping. Title VII also requires certain persons to register as a major swap participant, a swap dealer or a securities-based swap dealer. The CFTC, the SEC, and other U.S. regulators have adopted and are still in the process of adopting regulations to implement Title VII. Through this rulemaking process, these regulators collectively have adopted or proposed, among other things, regulations relating to reporting and record-keeping obligations, margin and capital requirements, the scope of registration and the central clearing and exchange trading requirements for certain over-the-counter derivatives. The CFTC has also issued rules to enhance the oversight of clearing and trading entities. The CFTC, along with other regulators, including the Federal Reserve, have also issued final rules with respect to margin requirements for uncleared derivatives transactions.
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
Money Market Funds
In July 2014, the SEC adopted amendments to the regulations governing money market funds to address potential systemic risks and improve transparency for money market fund investors. Among other things, the amendments require a floating net asset value for institutional prime money market funds (i.e., money market funds that are either not restricted to natural person investors or not restricted to investing primarily in U.S. government securities) and permit (and in some cases require) all money market funds to impose redemption fees and gates under certain circumstances. As a result of these reforms, money market funds may be required to take certain steps that will affect their structure and/or operations, which could in turn affect the

State Street Corporation | 12

liquidity, marketability and return potential of such funds. Full conformance with these amendments was required by October 14, 2016.
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
Our banking subsidiaries are subject to supervision and examination by various regulatory authorities. State Street Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to applicable federal and state banking laws and to supervision and examination by the Federal Reserve, as well as by the Massachusetts Commissioner of Banks, the FDIC, and the regulatory authorities of those states and countries in which State Street Bank operates a branch. Our other subsidiary trust companies are subject to supervision and examination by the OCC, the Federal Reserve or by the appropriate state banking regulatory authorities of the states in which they are organized and operate. Our non-U.S. banking subsidiaries are subject to regulation by the regulatory authorities of the countries in which they operate. As of December 31, 2016, the capital of each of these banking subsidiaries exceeded the minimum legal capital requirements set by those regulatory authorities.
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
Our subsidiaries, SSGA FM and SSGA Ltd., act as investment advisers to investment companies registered under the Investment Company Act of 1940. SSGA FM, incorporated in Massachusetts in 2001 and headquartered in Boston, Massachusetts, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 and is registered with the CFTC as a commodity trading adviser and pool operator. SSGA Ltd., incorporated in 1990 as a U.K. limited company and domiciled in the U.K., is also registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. SSGA Ltd. is also authorized and regulated by the FCA and is an investment firm under the MiFID. SSGA FM and SSGA Ltd. each offer a variety of investment management solutions, including active, enhanced and passive equity, active and passive fixed-income, cash management, multi-asset class solutions and real estate. In addition, a major portion of our investment management activities are conducted by State Street Bank, which is subject to supervision primarily by the Federal Reserve with respect to these activities.
Our U.S. broker/dealer subsidiary is registered as a broker/dealer with the SEC, is subject to regulation by the SEC (including the SEC’s net capital rule) and is a member of the Financial Industry Regulatory Authority, a self-regulatory organization.

State Street Corporation | 13

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
In addition to our non-U.S. operations conducted pursuant to Regulation K, we also make new investments abroad directly (through us or through our non-banking subsidiaries) pursuant to the Federal Reserve's Regulation Y, or through international bank branch expansion, neither of which is subject to the investment limitations applicable to Edge Act subsidiaries.
Additionally, Massachusetts has its own bank holding company statute, under which State Street, among other things, may be required to obtain prior approval by the Massachusetts Board of Bank Incorporation for an acquisition of more than 5% of any additional bank's voting shares, or for other forms of bank acquisitions.
Anti-Money Laundering and Financial Transparency
We and certain of our subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and related regulations, which contain AML and financial transparency provisions and which require implementation of an AML compliance program, including processes for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the U.S. contain similar requirements. We have implemented policies, procedures and internal controls that are designed to promote compliance with all applicable AML laws and regulations. Compliance with applicable AML and related requirements is a common area of review for financial regulators, and any failure by us to comply with these requirements could result in fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, restrictions on our business activities or harm to our reputation.
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations

State Street Corporation | 14

promulgated by OFAC. As part of this enforcement action, we are required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. To the extent deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
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
On March 15, 2016, the FDIC issued a final rule that imposes on insured depository institutions with at least $10 billion in assets, which includes State Street, a surcharge of 4.5 cents per $100 per annum of their assessment base for deposit insurance, as defined by the FDIC, until the DIF reaches the required ratio of 1.35, which the FDIC estimates would take approximately two years. The surcharge took effect for the assessment period beginning on July 1, 2016.

Prompt Corrective Action
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including minimum capital ratios. While these regulations apply only to banks, such as State Street Bank, the Federal Reserve is authorized to take appropriate action against a parent bank holding company, such as our parent company, based on the under-capitalized status of any banking subsidiary. In certain instances, we would be required to guarantee the performance of the capital restoration plan if one of our banking subsidiaries were undercapitalized.
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

State Street Corporation | 15

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
CYBER RISK MANAGEMENT
In October 2016, the Federal Reserve, FDIC and OCC issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including State Street and its banking subsidiaries. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
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
“Credit Risk Management” section included in Management’s Discussion and Analysis (Item 7) and Note 4, “Loans and Leases,” to the consolidated financial statements (Item 8) - present the allocation of the allowance for loan and lease losses, and a description of factors which influenced management’s judgment in determining amounts of additions or reductions to the allowance, if any, charged or credited to results of operations.
“Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential” table (Item 8) - discloses deposit information.
Note 8, “Short-Term Borrowings,” to the consolidated financial statements (Item 8) - discloses information regarding short-term borrowings of State Street.

State Street Corporation | 16

ITEM 1A. RISK FACTORS
Forward-Looking Statements
This Form 10-K, as well as other reports and proxy materials submitted by us under the Securities Exchange Act of 1934, registration statements filed by us under the Securities Act of 1933, our annual report to shareholders and other public statements we may make, may contain statements (including statements in the Management's Discussion and Analysis included in such reports, as applicable) that are considered “forward-looking statements” within the meaning of U.S. securities laws, including statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures, cost savings and transformation initiatives, client growth and new technologies, services and opportunities, as well as industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts.
Terminology such as “plan,” “expect,” “intend,” “objective,” “forecast,” “outlook,” “believe,” “priority,” “anticipate,” “estimate,” “seek,” “may,” “will,” “trend,” “target,” “strategy” and “goal,” or similar statements or variations of such terms, are intended to identify forward-looking statements, although not all forward-looking statements contain such terms.
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

•
the level and volatility of interest rates, the valuation of the U.S. dollar relative to other currencies in which we record revenue or accrue expenses and the performance and volatility of securities, credit, currency and other markets in the U.S. and internationally; and the impact of monetary and fiscal policy in the United States and internationally on prevailing rates of interest and currency exchange rates in the markets in which we provide services to our clients;

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

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement or reevaluate changes to the regulatory framework applicable to our operations, including implementation or modification of the Dodd-Frank Act, the Basel III final rule and European legislation (such as the Alternative Investment Fund Managers Directive, Undertakings for Collective Investment in Transferable Securities Directives and Markets in Financial Instruments Directive II); among other consequences, these regulatory changes impact the levels of regulatory capital we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, and restrictions on banking and financial activities. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, compliance programs, and

State Street Corporation | 17

changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

•
we may not successfully implement our plans to have a credible resolution plan by July 2017, or that plan may not be considered to be sufficient by the Federal Reserve and the FDIC, due to a number of factors, including, but not limited to, challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations;

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

•
requirements to obtain the prior approval or non-objection of the Federal Reserve or other U.S. and non-U.S. regulators for the use, allocation or distribution of our capital or other specific capital actions or corporate activities, including, without limitation, acquisitions, investments in subsidiaries, dividends and stock purchases, without which our growth plans, distributions to shareholders, share repurchase programs or other capital or corporate initiatives may be restricted;

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

•
economic or financial market disruptions in the U.S. or internationally, including those which may result from recessions or political instability; for example, the U.K.'s decision to exit from the European Union may continue to disrupt financial markets or economic growth in Europe or, similarly, financial markets may react sharply or abruptly to actions taken by the new administration in the United States;

•
our ability to develop and execute State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization, any failure of which, in whole or in part, may among other things, reduce our competitive position, diminish the cost-effectiveness of our systems and processes or provide an insufficient return on our associated investment;

•
our ability to promote a strong culture of risk management, operating controls, compliance oversight, ethical behavior and governance that meets our expectations and those of our clients and our regulators, and the financial, regulatory, reputation and other consequences of our failure to meet such expectations; the impact on our compliance and controls enhancement programs of the appointment of a monitor under the deferred prosecution agreement with the DOJ and compliance consultant expected to be appointed under a potential settlement with the SEC, including the potential for such monitor and compliance consultant to require changes to our programs or to identify other issues that require substantial expenditures, changes in our operations, or payments to clients or reporting to U.S. authorities;

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

•
the large institutional clients on which we focus are often able to exert considerable market influence, and this, combined with strong competitive market forces, subjects us to significant pressure to reduce the fees we charge, to potentially significant changes in our assets under custody and administration or our assets under management in the event of the acquisition or loss of a client, in whole or in part, and to potentially significant changes in our fee revenue in the event a client re-balances or

State Street Corporation | 18

changes its investment approach or otherwise re-directs assets to lower- or higher-fee asset classes;

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

•
our ability to recognize evolving needs of our clients and to develop products that are responsive to such trends and profitable to us, the performance of and demand for the products and services we offer, and the potential for new products and services to impose additional costs on us and expose us to increased operational risk;

•	changes in accounting standards and practices; and

•	changes in tax legislation and in the interpretation of existing tax laws by U.S. and non-U.S. tax authorities that affect the amount of taxes due.
Actual outcomes and results may differ materially from what is expressed in our forward- looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Form 10-K or disclosed in our other SEC filings. Forward-looking statements in this Form 10-K should not be relied on as representing our expectations or beliefs as of any time subsequent to the time this Form 10-K is filed with the SEC. We undertake no obligation to revise our forward-looking statements after the time they are made. The factors discussed herein are not intended to be a complete statement of all risks and uncertainties that may affect our businesses. We cannot anticipate all developments that may adversely affect our business or operations or our consolidated results of operations, financial condition or cash flows.
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

State Street Corporation | 19

Risk Factors
In the normal course of our business activities, we are exposed to a variety of risks. The following is a discussion of various risk factors applicable to State Street. Additional information about our risk management framework is included under “Risk Management” in Management’s Discussion and Analysis included under Item 7 of this Form 10-K. Additional risks beyond those described in Management's Discussion and Analysis or in the following discussion may apply to our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which we operate or may in the future operate.
Credit and Counterparty, Liquidity and Market Risks
We assume significant credit risk to counterparties, many of which are major financial institutions. These financial institutions and other counterparties may also have substantial financial dependencies with other financial institutions and sovereign entities. This credit exposure and concentration could expose us to financial loss.
The financial markets are characterized by extensive interdependencies among numerous parties, including banks, central banks, broker/dealers, insurance companies and other financial institutions. These financial institutions also include collective investment funds, such as mutual funds, UCITS and hedge funds that share these interdependencies. Many financial institutions, including collective investment funds, also hold, or are exposed to, loans, sovereign debt, fixed-income securities, derivatives, counterparty and other forms of credit risk in amounts that are material to their financial condition. As a result of our own business practices and these interdependencies, we and many of our clients have concentrated counterparty exposure to other financial institutions and collective investment funds, particularly large and complex institutions, sovereign issuers, mutual funds and UCITS and hedge funds. Although we have procedures for monitoring both individual and aggregate counterparty risk, significant individual and aggregate counterparty exposure is inherent in our business, as our focus is on servicing large institutional investors.
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
Since mid-2007, a variety of economic, market and other factors have contributed to the perception of many financial institutions as being less creditworthy, as reflected in the credit downgrades of numerous large U.S. and non-U.S. financial institutions in recent years. Also, credit downgrades to several sovereign issuers and other issuers have stressed the perceived creditworthiness of financial institutions, many of which invest in, accept collateral in the form of, or value other transactions based on the debt or other securities issued by sovereign or other issuers. Economic, political or market turmoil or other developments may lead to stress on sovereign issuers and increase the potential for sovereign defaults or restructurings, additional credit-rating downgrades or the departure of sovereign issuers from common currencies or economic unions. These same factors may contribute to increased risk of default or downgrading for financial and corporate issuers or other market risks associated with reduced levels of liquidity. As a result, we may be exposed to increased counterparty risks, either resulting from our role as principal or because of commitments we make in our capacity as agent for some of our clients.
Additional areas where we experience exposure to credit risk include:

•
Short-term credit. The degree of client demand for short-term credit tends to increase during periods of market turbulence, which may expose us to further counterparty- related risks. For example, investors in collective investment vehicles for which we act as custodian may experience significant redemption activity due to adverse market or economic news. Our relationship with our clients and the nature of the settlement process for some types of payments may result in the extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences investment losses or other credit difficulties.

•	Industry and country risks. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit

State Street Corporation | 20

risk at an industry or country level. This concentration risk also applies to groups of unrelated counterparties that may have similar investment strategies involving one or more particular industries, regions, or other characteristics. These unrelated counterparties may concurrently experience adverse effects to their performance, liquidity or reputation due to events or other factors affecting such investment strategies. Though potentially not material individually (relative to any one such counterparty), our credit exposures to such a group of counterparties could expose us to a single market or political event or a correlated set of events that, in the aggregate, could have a material adverse impact on our business.

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

•
Subcustodian risks. Our use of unaffiliated subcustodians exposes us to credit risk, in addition to other risks, such as operational risk, dependencies on credit extensions and risks of the legal systems of the jurisdictions in which the subcustodians operate, each of which may be material. These risks are amplified due to changing regulatory requirements with respect to our financial exposures in the event those subcustodians are unable to return a client’s assets, including, in some regulatory regimes, including the E.U.'s UCITS and AIFM directive, requirements that we be responsible for resulting losses suffered by our clients.

•
Settlement risks. We are exposed to settlement risks, particularly in our payments and foreign exchange activities. Those activities may lead to losses in the event of a counterparty breach, failure to provide credit extensions or an operational error. Due to our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities, or provide financial support, in the event that other members do not honor their obligations or default. Moreover, not all of our counterparty exposure is secured, and even when our exposure is secured, the realizable value of the collateral may have declined by the time we exercise our rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily-impaired market and with respect to clients protected by sovereign immunity.

•
Securities lending and repurchase agreement indemnification. On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In the event of a failure of the borrower to return such securities, we typically agree to indemnify our clients for the amount by which the fair market value of those securities exceeds the proceeds of the disposition of the collateral recalled from the borrower in connection with such transaction. Borrowers are generally required to provide collateral equal to a contractually agreed percentage equal to or in excess of the fair market value of the loaned securities. As the fair market value of the loaned securities changes, additional collateral is provided by the borrower or collateral is returned to the borrower. In addition, our clients often purchase securities or other financial instruments from financial counterparties, including broker/dealers, under repurchase arrangements, frequently as a method of reinvesting the cash collateral they receive from lending their securities. Under these arrangements, the counterparty is obligated to repurchase these securities or financial instruments from the client at the same price (plus an agreed rate of return) at some point in the future. The value of the collateral is intended to exceed the counterparty's payment obligation, and collateral is adjusted daily to account for shortfall under, or excess over, the agreed-upon collateralization level. As with the securities lending program, we agree to indemnify our clients from any loss that would arise on a default by the counterparty under these repurchase arrangements if the proceeds from the disposition of the securities or other financial assets held as collateral are less than the amount of the repayment obligation by the client's counterparty. In such instances of counterparty default, for both securities lending and repurchase agreements, we, rather than our client, are exposed to the risks associated with collateral value.

•
Stable value arrangements. We provide benefit-responsive contracts, known as wraps, to defined contribution plans that offer a stable value option to their participants. During the financial crisis, the book value of obligations under many of these contracts

State Street Corporation | 21

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

Under evolving regulatory restrictions on credit exposure we may be required to limit our exposures to specific issuers or groups, including financial institutions and sovereign issuers, to levels that we may currently exceed. These credit exposure restrictions under such evolving regulations may adversely affect our businesses, may require that we expand our credit exposure to a broader range of issuers, including issuers that represent increased credit risk and may require that we modify our operating models or the policies and practices we use to manage our consolidated statement of condition.

The effects of these considerations may increase when evaluated under a stressed environment in stress testing, including CCAR. In addition, we are an adherent to the ISDA 2015 Universal Resolution Stay Protocol and as such are subject to restrictions against the exercise of rights and remedies against fellow adherents, including other major financial institutions, in the event they or an affiliate of theirs enters into resolution. Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our Global Treasury group, that, among other responsibilities, manages our investment portfolio, our currency trading business, our securities finance business, and our investment management business.
Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients' counterparty credit risk.
Our investment securities portfolio, consolidated financial condition and consolidated results of operations could be adversely affected by changes in market factors including interest rates, credit spreads and credit performance.
Our investment securities portfolio represented approximately 40% of our total assets as of December 31, 2016. The gross interest revenue associated with our investment portfolio represented approximately 17% of our total gross revenue for the year ended December 31, 2016 and has represented as much as 30% of our total gross revenue in the fiscal years since 2007. As such, our consolidated financial condition and results of operations are materially exposed to the risks associated with our investment portfolio, including, without limitation, changes in interest rates, credit spreads, credit performance, credit ratings, our access to liquidity, foreign exchange markets, mark- to-market valuations, and our ability to profitably manage changes in repayment rates of principal with respect to these securities. Despite recent increases to interest rates in the United States, the continued low interest-rate environment that has persisted since the financial crisis began in mid-2007 limits our ability to achieve a net interest margin consistent with our historical averages. Any further increases in interest rates in the United States have the potential to improve net interest revenue and net interest margin over time. However, any such improvement could be mitigated due to a greater disparity between interest rates in the U.S. and international markets, especially to the extent that interest rates remain low in Europe and Japan. Higher interest rates could also reduce mark-to-market valuations further. In addition, new and proposed regulatory liquidity standards, such as the LCR, require that we maintain minimum levels of high quality liquid assets in our investment portfolio,

State Street Corporation | 22

which generally generate lower rates of return than other investment assets, resulting in a negative impact on our net interest revenue and our net interest margin. For additional information regarding these liquidity requirements, refer to the “Liquidity Coverage Ratio and Net Stable Funding Ratio” section of “Supervision and Regulation” included under Item 1, Business, of this Form 10-K. We may enter into derivative transactions to hedge or manage our exposure to interest rate risk, as well as other risks, such as foreign exchange risk and credit risk. Derivative instruments that we hold for these or other purposes may not achieve their intended results and could result in unexpected losses or stresses on our liquidity or capital resources.
Our investment securities portfolio represents a greater proportion of our consolidated statement of condition and our loan and lease portfolios represent a smaller proportion (approximately 8% of our total assets as of December 31, 2016), in comparison to many other major financial institutions. In some respects, the accounting and regulatory treatment of our investment securities portfolio may be less favorable to us than a more traditional held-for-investment lending portfolio. For example, under the Basel III final rule, after-tax changes in the fair value of AFS investment securities are included in tier 1 capital. Since loans held for investment are not subject to a fair-value accounting framework, changes in the fair value of loans (other than incurred credit losses) are not similarly included in the determination of tier 1 capital under the Basel III final rule. Due to this differing treatment, we may experience increased variability in our tier 1 capital relative to other major financial institutions whose loan-and-lease portfolios represent a larger proportion of their consolidated total assets than ours.
Additional risks associated with our investment portfolio include:

•
Asset class concentration. Our investment portfolio continues to have significant concentrations in several classes of securities, including agency residential mortgage-backed securities, commercial mortgage-backed securities and other asset- backed securities, and securities with concentrated exposure to consumers. These classes and types of securities experienced significant liquidity, valuation and credit quality deterioration during the financial crisis that began in mid-2007. We also hold non-U.S. mortgage-backed and asset-backed securities with exposures to European countries, whose sovereign-debt markets have experienced increased stress since 2011 and may continue to experience stress in the future. For further information, refer to the risk factor titled “Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition".
Further, we hold a large portfolio of U.S. state and municipal bonds. In view of the budget deficits that a number of states and municipalities currently face, the risks associated with this portfolio are significant.

•
Effects of market conditions. If market conditions deteriorate, our investment portfolio could experience a decline in market value, whether due to a decline in liquidity or an increase in the yield required by investors to hold such securities, regardless of our credit view of our portfolio holdings. For example, we recorded significant losses not related to credit in connection with the consolidation of our off-balance sheet asset-backed commercial paper conduits in 2009 and the repositioning of our investment portfolio in 2010. In addition, in general, deterioration in credit quality, or changes in management's expectations regarding repayment timing or in management's investment intent to hold securities to maturity, in each case with respect to our portfolio holdings, could result in other-than-temporary impairment. Similarly, if a material portion of our investment portfolio were to experience credit deterioration, our capital ratios as calculated pursuant to the Basel III final rule could be adversely affected. This risk is greater with portfolios of investment securities that contain credit risk than with holdings of U.S. Treasury securities.

•
Effects of interest rates. Our investment portfolio is further subject to changes in both U.S. and non-U.S. (primarily in Europe) interest rates, and could be negatively affected by changes in those rates, whether or not expected. This is particularly true in the case of a quicker-than-anticipated increase in interest rates, which would decrease market values in the near-term or by monetary policy that results in persistently low or negative rates of interest on certain investments. The latter has been the case, for example, with respect to ECB monetary policy, including negative interest rates in some jurisdictions, with associated negative effects on our investment portfolio reinvestment, net interest revenue and net interest margin. The effect on our net interest revenue has been exacerbated by the effects of the strong U.S. dollar relative to other currencies, particularly the Euro. If ECB monetary policy continues to pressure European interest rates downward

State Street Corporation | 23

and the U.S. dollar remains strong or strengthens, the negative effects on our net interest revenue likely will continue or increase. The overall level of net interest revenue can also be impacted by the size of our deposit base, as further increases in interest rates could lead to reduced deposit levels and also lower overall net interest revenue. Further, a reduction in deposit levels could increase the requirements under the regulatory liquidity standards requiring us to invest a greater proportion of our investment portfolio holdings in high quality liquid assets that have lower yields than other investable assets. See also, “Our business activities expose us to interest-rate risk” below.
Our business activities expose us to interest-rate risk.
In our business activities, we assume interest-rate risk by investing short-term deposits received from our clients in our investment portfolio of longer- and intermediate-term assets. Our net interest revenue and net interest margin are affected by among other things, the levels of interest rates in global markets, changes in the relationship between short- and long-term interest rates, the direction and speed of interest-rate changes and the asset and liability spreads relative to the currency and geographic mix of our interest-earning assets and interest-bearing liabilities. These factors are influenced, among other things, by a variety of economic and market forces and expectations, including monetary policy and other activities of central banks, such as the Federal Reserve, that we do not control. Our ability to anticipate changes in these factors or to hedge the related on- and off- balance sheet exposures, and the cost of any such hedging activity, can significantly influence the success of our asset-and-liability management activities and the resulting level of our net interest revenue and net interest margin. The impact of changes in interest rates and related factors will depend on the relative duration and fixed- or floating- rate nature of our assets and liabilities. Sustained lower interest rates, a flat or inverted yield curve and narrow credit spreads generally have a constraining effect on our net interest revenue. In addition, our ability to change deposit rates in response to changes in interest rates and other market and related factors is limited by client relationship considerations. For additional information about the effects on interest rates on our business, refer to “Financial Condition - Market Risk Management - Asset-and-Liability Management Activities” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
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
In managing our liquidity, our primary source of short-term funding is client deposits, which are predominantly transaction-based deposits by institutional investors. Our ability to continue to attract these deposits, and other short-term funding sources such as certificates of deposit, is subject to variability based on a number of factors, including volume and volatility in global financial markets, the relative interest rates that we are prepared to pay for these deposits, the perception of safety of these deposits or short-term obligations relative to alternative short-term investments available to our clients, including the capital markets, and the classification of certain deposits for regulatory purposes and related discussions we may have from time to time with clients regarding better balancing our clients' cash management needs with our economic and regulatory objectives.
The parent company is a non-operating holding company. To effectively manage our liquidity we routinely transfer assets among affiliated entities, subsidiaries and branches. Internal or external

State Street Corporation | 24

factors, such as regulatory requirements and standards, influence our liquidity management and may limit our ability to effectively transfer liquidity internally which could, among other things, restrict our ability to fund operations, dividends or stock repurchases, require us to seek external and potentially more costly capital and impact our liquidity position.
In addition, while not obligations of State Street, the investment products that we manage for third parties may be exposed to liquidity risks. These products may be funded on a short-term basis, or the clients participating in these products may have a right to the return of cash or assets on limited notice. These business activities include, among others, securities finance collateral pools, money market and other short-term investment funds and liquidity facilities utilized in connection with municipal bond programs. If clients demand a return of their cash or assets, particularly on limited notice, and these investment pools do not have the liquidity to support those demands, we could be forced to sell investment securities held by these asset pools at unfavorable prices, damaging our reputation as an asset manager and potentially exposing us to claims related to our management of the pools.
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
Basel III and Dodd-Frank Act
We are required to calculate our risk-based capital ratios under both the Basel III advanced approaches and the Basel III standardized approach, and we are subject to the more stringent of the risk-

based capital ratios calculated under the advanced approaches and those calculated under the standardized approach in the assessment of our capital adequacy.
In implementing certain aspects of these capital regulations, we are making interpretations of the regulatory intent. The Federal Reserve may determine that we are not in compliance with the capital rules and may require us to take actions to come into compliance that could adversely affect our business operations, our regulatory capital structure, our capital ratios or our financial performance, or otherwise restrict our growth plans or strategies. In addition, banking regulators could change the Basel III final rule or their interpretations as they apply to us, including changes to these standards or interpretations made in regulations implementing provisions of the Dodd-Frank Act, which could adversely affect us and our ability to comply with the Basel III final rule.
Along with the Basel III final rule, banking regulators also introduced additional new requirements, such as the SLR, LCR and the proposed NSFR. In addition, further capital and liquidity requirements are under consideration by U.S. and international banking regulators, each of which has the potential to have significant effects on our capital and liquidity planning and activities.
For example, the specification of the various elements of the LCR in the final rule, such as the eligibility of assets as high-quality liquid assets, the calculation of net outflows, including the treatment of operational deposits, and the timing of indeterminate maturities, could have a material effect on our business activities, including the management and composition of our investment securities portfolio and our ability to extend committed contingent credit facilities to our clients. The full effects of the Basel III final rule, and of other regulatory initiatives related to capital or liquidity, on State Street and State Street Bank are subject to further regulatory guidance, action or rule-making.
Systemic Importance
As a G-SIB, we generally expect to be held to the most stringent provisions under the Basel III final rule. For example, on August 14, 2015, the Federal Reserve published a final rule on the implementation of capital surcharges for U.S. G-SIBs, and on December 15, 2016, the Federal Reserve released its final rule, which we refer to as the "TLAC final rule," on TLAC, LTD and clean holding company requirements for U.S. G-SIBs. For additional information on these requirements, refer to the “Regulatory Capital Adequacy and Liquidity Standards” section under “Supervision and Regulation” included under Item 1, Business. of this Form 10-K.

State Street Corporation | 25

Not all of our competitors have similarly been designated as systemically important, and therefore some of our competitors are not subject to the same additional capital requirements.
CCAR
We are required by the Federal Reserve to conduct periodic stress testing of our business operations and to develop an annual capital plan as part of the Federal Reserve's Comprehensive Capital Analysis and Review process. That process is used by the Federal Reserve to evaluate our management of capital, the adequacy of our regulatory capital and the potential requirement for us to maintain capital levels above regulatory minimums. The planned capital actions in our capital plan, including stock purchases and dividends, may be objected to by the Federal Reserve, potentially requiring us to revise our stress-testing or capital management approaches, resubmit our capital plan or postpone, cancel or alter our planned capital actions. In addition, changes in our business strategy, merger or acquisition activity or unanticipated uses of capital could result in a change in our capital plan and its associated capital actions and may require resubmission of the capital plan to the Federal Reserve for its non-objection. We are also subject to asset quality reviews and stress testing by the ECB and may in the future be subject to similar reviews and testing by other regulators.
Our implementation of the new capital and liquidity requirements, including our capital plan, may not be approved or may be objected to by the Federal Reserve, and the Federal Reserve may impose capital requirements in excess of our expectations or require us to maintain levels of liquidity that are higher than we may expect, and which may adversely affect our consolidated revenues. In the event that our implementation of new capital and liquidity requirements under the Basel III final rule, the Dodd- Frank Act or other regulatory initiatives or our current capital structure are determined not to conform with current and future capital requirements, our ability to deploy capital in the operation of our business or our ability to distribute capital to shareholders or to purchase our capital stock may be constrained, and our business may be adversely affected. In addition, we may choose to forgo business opportunities, due to their impact on our capital plan or stress tests, including CCAR. Likewise, in the event that regulators in other jurisdictions in which we have banking subsidiaries determine that our capital or liquidity levels do not conform with current and future regulatory requirements, our ability to deploy capital, our levels of liquidity or our business operations in those jurisdictions may be adversely affected.
For additional information about the above matters, refer to “Business - Supervision and Regulation - Regulatory Capital Adequacy and

Liquidity Standards” included under Item 1, Business, and “Financial Condition - Capital” in Management's Discussion and Analysis included under Item 7 of this Form 10-K.
Fee revenue represents a significant majority of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.
We rely primarily on fee-based services to derive our revenue. This contrasts with commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. During 2016 total fee revenue represented approximately 80% of our total revenue. Fee revenue generated by our investment servicing and investment management businesses is augmented by trading services, securities finance and processing fees and other revenue.
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
In addition, our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue and have a material adverse effect on our consolidated results of operations.
Our businesses have significant European operations, and disruptions in European economies could have an adverse effect on our consolidated results of operations or financial condition.
Since 2009, multiple European economies have been experiencing, and may continue to experience, negative or slow economic growth and difficulties in financing their deficits and servicing their outstanding debt. The slow pace of economic expansion, concerns around sovereign debt sustainability and

State Street Corporation | 26

the associated instability in these economies and their major financial institutions have contributed to ongoing volatility in the financial markets. In 2016, the European Central Bank continued to augment its sweeping stimulus measures by maintaining interest rates below zero, boosting and expanding the scope of its asset purchase program and employing other quantitative easing measures to support economic growth, employment and inflation. The divergence between U.S. and European monetary policy has led to increased uncertainty around the strength of the European economies and strength of the Euro.
Contributing to fears about European stability were rising populist sentiments in a number of countries, evidenced by key events in 2016 such as the United Kingdom’s vote to exit the Eurozone and an Italian referendum rejecting constitutional change which resulted in the resignation of the Italian Prime Minister. If populist groups gain political momentum and push back against austerity measures adopted by numerous European governments, concerns regarding European sovereign debt may reemerge or other countries may reevaluate their participation in the E.U. or the Euro zone. As attitudes towards economic austerity programs in Europe continue to diverge, the political and economic environment is becoming increasingly complex.
Europe has continued to experience an unprecedented mass-migration of refugees from the Middle East and Africa, which is placing pressure on governments, creating divisions in society and contributing to economic stresses. Finally, the threat of terrorism remains high across Europe with recent attacks in Belgium, France and Germany compounding political and economic uncertainty.
The current geo-political and economic uncertainty create ongoing concern regarding Europe’s economic future, persistently high levels of unemployment in many countries, the stability of the Euro, European financial markets generally and certain institutions in particular. Given the scope of our European operations, clients and counterparties, disruptions in the European financial markets, the failure to fully resolve sovereign debt concerns, continued recession or below baseline growth in significant European economies, further attempts by countries to abandon the Eurozone, sub-national independence movements and upcoming elections, the failure of a significant European financial institution, even if not an immediate counterparty to us, persistent weakness in the Euro or prolonged negative interest rates, could have a material adverse impact on our consolidated results of operations or financial condition.
Geopolitical and economic conditions and developments could adversely affect us, particularly if we face increased uncertainty and unpredictability in managing our businesses.
Global credit and other financial markets can suffer from substantial volatility, illiquidity and disruption, particularly as global monetary authorities begin to withdraw monetary policy easing measures. If such volatility, illiquidity or disruption were to result in an adverse economic environment in the U.S. or internationally or result in a lack of confidence in the financial stability of major developed and emerging markets, such developments could have an adverse affected on our business, as well as the businesses of our clients and our significant counterparties. These factors could be compounded by tighter monetary conditions, trade restrictions and political uncertainty in U.S. and internationally. This environment, the potential for resurgent economic difficulties, the possibility of continuing or additional disruptions and the regulatory and enforcement environment resulting from events in recent years have also affected overall confidence in financial institutions, could further exacerbate liquidity issues and lead to anomalies in the pricing of risk within the securities markets, increase the uncertainty and unpredictability we face in managing our businesses and have an adverse effect on our consolidated results of operations and financial condition.
Numerous global financial services firms and the sovereign debt of some nations experienced credit downgrades in 2016 due to continued weak economic performance and idiosyncratic risk factors. The occurrence of disruptions in global markets, the worsening of economic conditions, continued economic or political uncertainty in Europe or in emerging markets, volatility in the price of oil, or prolonged slower rates of growth in China and other regions, could adversely affect our businesses and the financial services industry in general, and also increase the difficulty and unpredictability of aligning our business strategies, our infrastructure and our operating costs in light of current and future market and economic conditions.
Market disruptions can adversely affect our consolidated results of operations if the value of assets under custody, administration or management decline, while the costs of providing the related services remain constant or increase. These factors could reduce the profitability of our asset-based fee revenue and could also adversely affect our transaction-based revenue, such as revenues from securities finance and foreign exchange activities, and the volume of transactions that we execute for or with our clients. Further, the degree of volatility in foreign exchange rates can affect our foreign exchange trading revenue. In general, increased currency volatility tends to increase our market risk but also increases our opportunity to generate foreign exchange revenue. Conversely, periods of lower currency volatility tend to decrease our market risk

State Street Corporation | 27

but also decrease our foreign exchange revenue.
In addition, as our business grows globally and a significant percentage of our revenue is earned (and of our expenses paid) in currencies other than U.S. dollars, our exposure to foreign currency volatility could affect our levels of consolidated revenue, our consolidated expenses and our consolidated results of operations, as well as the value of our investment in our non-U.S. operations and our investment portfolio holdings. For example, throughout 2016 the effect of a stronger U.S. dollar, particularly relative to the Euro, reduced our servicing fee and management fee revenue and also reduced our expenses. The extent to which changes in the strength of the U.S. dollar relative to other currencies affect our consolidated results of operations, including the degree of any offset between increases or decreases to both revenue and expenses, will depend upon the nature and scope of our operations and activities in the relevant jurisdictions during the relevant periods, which may vary from period to period.
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
We may need to raise additional capital or debt in the future, which may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in order to maintain our credit ratings, in response to regulatory changes, including capital rules, or for other purposes, including financing acquisitions and joint ventures. In particular, the Federal Reserve’s TLAC final rule, which goes into effect on January 1, 2019, will require State Street to maintain a minimum amount of eligible LTD outstanding, and we may need to issue more long-term debt in order to meet the minimum eligible LTD requirement.
However, our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets and securities law requirements and standards, including our receipt of waivers from the SEC to maintain the applicability of relevant securities law exemptions for which we would otherwise be disqualified. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could adversely affect our business and our ability to implement our business plan, capital plan and strategic goals, including the financing of acquisitions and joint ventures.
Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity and cause reputational harm.
Major independent rating agencies publish credit ratings for our debt obligations based on their evaluation of a number of factors, some of which relate to our performance and other corporate developments, including financings, acquisitions and joint ventures, and some of which relate to general industry conditions. We anticipate that the rating agencies will continue to review our ratings regularly based on our consolidated results of operations and developments in our businesses. One or more of the major independent credit rating agencies have in the past downgraded, and may in the future downgrade, our credit ratings, or have negatively revised their outlook for our credit ratings. The current market and regulatory environment and our exposure to financial institutions and other counterparties, including sovereign entities, increase the risk that we may not maintain our current ratings, and we cannot provide assurance that we will continue to maintain our current credit ratings. Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in various products.
Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including the effects of market or regulatory developments, our announced or rumored business developments or consolidated results of operations, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us; our clients may reduce or place limits on the level of services we provide them or seek other service providers; or our prospective clients may select other service providers, all of which may have adverse effects on our reputation.
The risk that we may be perceived as less creditworthy relative to other market participants is higher in the current market environment, in which the

State Street Corporation | 28

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
Most of our businesses are subject to extensive regulation by multiple regulatory bodies, and many of the clients to which we provide services are themselves subject to a broad range of regulatory requirements. These regulations may affect the scope of, and the manner and terms of delivery of, our services. As a financial institution with substantial international operations, we are subject to extensive regulation and supervisory oversight, both in and outside of the U.S. This regulation and supervisory oversight affects, among other things, the scope of our activities and client services, our capital and organizational structure, our ability to fund the operations of our subsidiaries, our lending practices, our dividend policy, our common stock purchase actions, the manner in which we market our services, our acquisition activities and our interactions with foreign regulatory agencies and officials.
In particular, State Street is registered with the Federal Reserve as a bank holding company pursuant to the Bank Holding Company Act of 1956. The Bank Holding Company Act generally limits the activities in which we and our non-banking subsidiaries may engage to managing or controlling banks and activities considered to be closely related to banking. As a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act, State Street may also engage in a broader range of activities considered to be “financial in nature.” Financial holding company status requires State Street and its banking subsidiaries to remain well capitalized and well managed and to comply with Community Reinvestment Act obligations. Currently, under the Bank Holding Company Act, we may not be able to engage in new activities or acquire shares or control of other businesses.
Various proposals are being or may be made or are under consideration for legislative, regulatory or policy amendments or changes following the recent elections in the United States, which resulted in the combination of a new President of the United States and the majority of both Houses of Congress all being members of the same political party. The nature, scope and content of any such amendments or changes, whether implemented by legislative, regulatory, executive or judicial action or interpretation, and any potential related effects on our businesses, results of operations or financial condition, including, without limitation, increased expenses or changes in the demand for our services, or on the U.S.-domestic or global economies or financial markets, are uncertain. Several other aspects of the regulatory environment in which we operate, and related risks, are discussed below. Additional information is provided under "Supervision and Regulation” included under Item 1, Business, of this Form 10-K.
Dodd-Frank Act
The Dodd-Frank Act, which became law in July 2010, has had, and continues to have, a significant impact on the regulatory structure of the global financial markets and has imposed, and is expected to continue to impose, significant additional costs on us. Several elements of the Dodd-Frank Act, such as the Volcker rule and enhanced prudential standards for financial institutions designated as SIFIs, impose or are expected to impose significant additional operational, compliance and risk management costs both in the near-term, as we develop and integrate appropriate systems and procedures, and on a recurring basis thereafter, as we monitor, support and refine those systems and procedures.
A number of regulations implementing the Dodd-Frank Act that are not yet final may be finalized in 2017, with compliance dates soon thereafter, and, as a result of and together with regulatory change in Europe, the costs and impact on our operations of the post-financial crisis regulatory reform are accelerating. We may not anticipate completely all areas in which the Dodd-Frank Act or other regulatory initiatives could affect our business or influence our future activities or the full effects or extent of related operational, compliance, risk management or other costs.
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

State Street Corporation | 29

of the implementation of the Dodd-Frank Act by regulatory bodies, which in many cases have been delayed, and the exercise of discretion by these regulatory bodies.
Resolution Planning
State Street Corporation, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for its rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure--commonly referred to as a resolution plan or a living will--to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of insolvency, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. In the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank and our other material entities by the parent company (for example, by forgiving inter-company indebtedness of State Street Bank owed, directly or indirectly, to the parent company), and potentially by capital contribution from a newly formed direct subsidiary of the parent company that would be pre-funded by the parent company, prior to the parent company’s entry into bankruptcy proceedings. The recapitalization, if successful, is intended to enable State Street Bank and our other material entities to continue their operations. The amount of assets available to support State Street Bank and our other material entities is anticipated to vary over time and may not be sufficient to meet their liquidity and capital needs.
The parent company and the newly formed direct subsidiary would obligate themselves, under a contract we refer to as a support agreement and using up to substantially all of their resources, to recapitalize and/or provide liquidity to State Street Bank and our other material entities in the event of material financial distress. The parent company and the newly formed direct subsidiary would secure their obligations under the support agreement by entering into a contract known as a security agreement and by pledging their rights in the assets that the parent company and the newly formed direct subsidiary would use to fulfill their obligations under the support agreement to State Street Bank and other material entities. The parent company intends to pre-fund the newly formed direct subsidiary upon the execution of the support agreement by transferring assets to it that will be available for the subsequent provision of capital and liquidity to State Street Bank and our other material entities. These contractual, funding and related arrangements are expected to be in place prior to July 1, 2017 to aid State Street in meeting its regulatory obligations.
Under this single point of entry strategy, State Street Bank and our other material entities would not themselves enter into resolution proceedings. These entities would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the parent company’s claimants. The single point of entry strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the parent company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place.
There can be no assurance that there would be sufficient recapitalization resources available to ensure that State Street Bank and our other material entities are adequately capitalized following the triggering of the requirements to provide capital and/or liquidity under the support agreement. In the event that such recapitalization actions were taken and were unsuccessful in stabilizing State Street Bank, equity and debt holders of the parent company would likely, as a consequence, be in a worse position than if the recapitalization did not occur. An expected effect of the single point of entry strategy and the TLAC final rule is that State Street’s losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the parent company, as well as on other parent company creditors, before any of its losses are imposed on the holders of the debt securities of the parent company’s operating subsidiaries or any depositors or creditors thereof or before U.S. taxpayers are put at risk.
The requirements of the single point of entry strategy and the support agreement may adversely impact our ability to issue, or to competitively price, additional debt and equity securities.
We are required to submit our next annual resolution plan to the Federal Reserve and the FDIC on July 1, 2017. The Federal Reserve and the FDIC may determine that our 2017 resolution plan is not credible or would not facilitate an orderly resolution due to a number of factors, including, but not limited to: (1) challenges we may experience in interpreting and addressing regulatory expectations; (2) any failure to implement remediation actions in a timely manner; (3) the complexities in developing and implementing a comprehensive plan to resolve a global custodial bank; and (4) related costs and dependencies. If our resolution plan submission filed on July 1, 2017, or any future submission, fails to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC, we could be subject to more stringent capital, leverage or liquidity

State Street Corporation | 30

requirements, restrictions on our growth, activities or operations, or we could be required to divest certain of our assets or operations.
Volcker Rule
U.S. banking regulators have issued final regulations to implement the Volcker rule. The Volcker rule prohibits banking entities, including us and our affiliates, from engaging in specified prohibited proprietary trading activities, subject to exemptions, including for market-making-related activities and risk-mitigating hedging. The Volcker rule also requires banking entities to either restructure or divest specified ownership interests in, and relationships with, covered funds, within the meaning of the final Volcker rule regulations.
Whether various investment securities or structures, such as CLOs, constitute covered funds, as defined in the final Volcker rule regulations, and do not benefit from the exemptions provided in the Volcker rule, and whether a banking organization's investments therein constitute ownership interests, remain subject to (1) market, and ultimately regulatory, interpretation, and (2) the specific terms and other characteristics relevant to such investment securities and structures. We hold significant investments in CLOs. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds, we may be required to divest such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
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
Global and Non-U.S. Regulatory Requirements
The breadth of our business activities, together with the scope of our global operations and varying business practices in relevant jurisdictions, increase the complexity and costs of meeting our regulatory compliance obligations, including in areas that are receiving significant regulatory scrutiny. We are, therefore, subject to related risks of non-compliance, including fines, penalties, lawsuits, regulatory sanctions, difficulties in obtaining governmental approvals, limitations on our business activities or reputational harm, any of which may be significant. For example, the global nature of our client base requires us to comply with complex laws and regulations of multiple jurisdictions relating to economic sanctions and money laundering. In addition, we are required to comply not only with the U.S. Foreign Corrupt Practices Act, but also with the applicable anti-corruption laws of other jurisdictions in which we operate. Further, our global operating model requires we comply with outsourcing oversight requirements, including with respect to affiliated entities, and data security standards of multiple jurisdictions. Regulatory scrutiny of compliance with these and other laws and regulations is increasing. State Street faces sometimes inconsistent laws and regulations in the various jurisdictions in which we operate. The evolving regulatory landscape may interfere with our ability to conduct our operations, with our pursuit of a common global operating model or with our ability to compete effectively with other financial institutions operating in those jurisdictions or which may be subject to different regulatory requirements than apply to us. In particular, non-U.S. regulations and initiatives that may be inconsistent or conflict with current or proposed regulations in the U.S. could create increased compliance and other costs that would adversely affect our business, operations or profitability.
In addition to U.S. regulatory initiatives such as the Dodd-Frank Act and implementation of the Basel III final rule, including the Basel III SLR and the proposed NSFR, we are further affected by non-U.S. regulatory initiatives, including, but not limited to, the AIFMD, the BRRD, the EMIR, the UCITS directives, MiFID II and MiFIR, the DPD and GDPR and the upcoming new E.U. General Data Protection Regulations. Recent, proposed or potential

State Street Corporation | 31

regulations in the U.S. and E.U. with respect to money market funds, short-term wholesale funding, such as repurchase agreements or securities lending, or other “shadow banking” activities, could also adversely affect not only our own operations but also the operations of the clients to which we provide services. In the E.U., the AIFMD and UCITS V increase the responsibilities and potential liabilities of custodians and depositories to certain of their clients for asset losses.
EMIR requires the reporting of all derivatives to a trade repository, the mandatory clearing of certain derivatives trades via a central counterparty and risk mitigation techniques for derivatives not cleared via a central counterparty. State Street is likely to become indirectly subject to EMIR's risk mitigation obligations when it transacts with E.U. counterparties. EMIR will continue to impact our business activities, and increase costs, in various ways, some of which may be adverse. Further, the European Commission's proposal to introduce a proposed financial transaction tax or similar proposals elsewhere, if adopted, could materially affect the location and volume of financial transactions or otherwise alter the conduct of financial activities, any of which could have a material adverse effect on our business and on our consolidated results of operations or financial condition.
Consequences of Regulatory Environment and Compliance Risks
The Dodd-Frank Act and international regulatory changes could limit our ability to pursue certain business opportunities, increase our regulatory capital requirements, alter the risk profile of certain of our core activities and impose additional costs on us, otherwise adversely affect our business, our consolidated results of operations or financial condition and have other negative consequences, including a reduction of our credit ratings. Different countries may respond to the market and economic environment in different and potentially conflicting manners, which could increase the cost of compliance for us.
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
Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients. If we cause clients to fail to comply with these regulatory requirements, we may be liable to them for losses and expenses that they incur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could continue to adversely affect our operations and, in turn, our consolidated results of operations and financial condition.
For additional information, see the risk factor below, “Our businesses may be adversely affected by regulatory enforcement and litigation.”
Our calculations of credit, market and operational risk exposures, total risk-weighted assets and capital ratios for regulatory purposes depend on data inputs, formulae, models, correlations and assumptions that are subject to changes over time, which changes, in addition to our consolidated financial results, could materially impact our risk exposures, our total risk- weighted assets and our capital ratios from period to period.
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

State Street Corporation | 32

components involve the exercise of judgment based, among other factors, on our and the financial services industry's evolving experience. Any of these judgments or other elements of our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
In addition, our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total risk-weighted assets and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined UOMs, and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations. Due to the influence of changes in our advanced systems, whether resulting from changes in data inputs, regulation or regulatory supervision or interpretation, State Street-specific or more general market, or individual financial institution-specific, activities or experiences, or other updates or factors, we expect that our advanced systems and our credit, market and operational risk exposures, our total risk- weighted assets and our capital ratios calculated under the Basel III final rule will change, and may be volatile, over time, and that those latter changes or volatility could be material as calculated and measured from period to period.
Our businesses may be adversely affected by government enforcement and litigation.
In the ordinary course of our business, we are subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses or markets in which we are involved or may be specifically directed at us. In these matters, claims for disgorgement, the imposition of civil or criminal penalties or sanctions and the imposition of other remedial sanctions are possible, any of which could result in increased expenses, client loss or harm to reputation.

From time to time, our clients, or the government on their or its own behalf, make claims and take legal action relating to, among other things, our performance of our fiduciary or contractual responsibilities. Often, the announcement or other publication of such a claim or action, or of any related settlement, may spur the initiation of similar claims by other clients or governmental parties. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability, criminal sanction, changes in our business practices or an adverse effect on our reputation or on client demand for our products and services. The exposure associated with any proceedings that may be threatened, commenced or filed against us could have a material adverse effect on our consolidated results of operations for the period in which we establish a reserve with respect to such potential liability or upon our reputation. In government settlements since the financial crisis, the fines imposed by authorities have increased substantially and may exceed in some cases the profit earned or harm caused by the regulatory or other breach.
In many cases, we are required to self-report inappropriate or non-compliant conduct to the authorities, and our failure or delay to do so may represent an independent regulatory violation or be treated as an indication of non-cooperation with governmental authorities. Even when we promptly bring the matter to the attention of the appropriate authorities, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects in connection with self-reported matters. Moreover, our settlement or other resolution of any matter with any one or more regulators or other applicable party may not forestall other regulators or parties in the same or other jurisdictions from pursuing a claim or other action against us with respect to the same or a similar matter.
Our operations are subject to regular and ongoing inspection by our bank and other financial market regulators in the U.S. and internationally. In addition, under the deferred prosecution agreement we entered into with the DOJ in early 2017 (referenced in connection with the Transition Management matter discussed below), we have agreed to retain an independent compliance consultant and compliance monitor which will, among other things, evaluate the effectiveness of our compliance controls and business ethics and make related recommendations. Other governmental authorities may impose similar monitors or compliance consultants as part of resolving investigations or other matters. As a result of such inspections and monitoring activities, governmental authorities may identify areas in which we may need

State Street Corporation | 33

to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant cost, management attention, and systems development and such efforts may affect our ability to expand our business until such remedial actions are completed. Our failure to implement enhanced compliance and risk management procedures in a manner and in a time frame deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with such regulatory authority and could lead to restrictions on our activities or other sanctions.
Further, we may become subject to regulatory scrutiny, inquiries or investigations associated with broad, industry-wide concerns, and potentially client- related inquiries or claims, whether or not we engaged in the relevant activities, and could experience associated increased costs or harm to our reputation.
Our recent experience with matters of this nature includes:

•
Invoicing Matter. In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We currently expect to pay at least $340 million (including interest), in connection with that review, which is ongoing. We are implementing enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other billing practices relating to our Investment Servicing clients, including calculation of asset-based fees. We have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law. We are also responding to requests for information from, and are cooperating with investigations by, governmental authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the

Department of Labor and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. The severity of such fines or other sanctions could take into account factors such as the amount and duration of our incorrect invoicing, the government’s assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our recent deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business. Any of the foregoing could have a material adverse effect on our reputation or business, including the imposition of restrictions on the operation of our business or a reduction in client demand.

•
Transition Management. In January 2014, we entered into a settlement with the FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the DOJ opened separate investigations into this matter. In April 2016, the U.S. Attorney’s office in Boston charged two former employees in our transition management business with criminal fraud in connection with their alleged role in this matter, and, in May 2016, the SEC commenced a parallel civil enforcement proceeding against one of these individuals. In January 2017, we announced that we had entered into a deferred prosecution agreement with the DOJ and the United States Attorney for the District of Massachusetts. Under the terms of the agreement with the DOJ, State Street will, among other actions, pay a penalty of $32.3 million and enter into a deferred prosecution agreement. Pursuant to the terms of the deferred prosecution agreement, State Street has agreed to retain an independent compliance consultant and compliance monitor for a term of three years (subject to extension). State Street is in discussions with the SEC Staff regarding a resolution of the matter and has reached an agreement with the SEC Staff to pay a penalty of $32.3 million (equal to the penalty being paid to the DOJ). Resolution of the matter is subject to completion of negotiations with the SEC Staff on the other terms of the settlement, followed by review and consideration by the SEC.

•	Foreign Exchange. In July 2016, we

State Street Corporation | 34

announced that we had entered into settlement agreements with the DOJ, the Department of Labor and the Massachusetts Attorney General and the plaintiffs in three putative class action lawsuits with respect to investigations and claims alleging that our indirect foreign exchange rates (including the differences between those rates and indicative interbank market rates at the time we executed the trades) prior to 2008 were not adequately disclosed or were otherwise improper. Those settlements and a settlement with the SEC became final in the fourth quarter of 2016. The total amounts paid in these settlements were $575 million. In addition to these settlement costs, some investment managers have elected to use other foreign exchange execution methods offered by us or have decided not to use our foreign exchange execution methods. We intend to continue to offer our custody clients a range of execution options for their foreign exchange needs; however, the range of services, costs and profitability vary by execution option. We cannot provide assurance that clients or investment managers who choose to use less or none of our indirect foreign exchange trading, or to use alternatives to our existing indirect foreign exchange trading, will choose the alternatives offered by us. Accordingly, our revenue earned from providing these foreign exchange trading services may decline. Moreover, there can be no assurance that other, potentially material, claims relating to our indirect foreign exchange business will not be asserted against us in the United States or elsewhere. An adverse outcome with respect to such other, unasserted claims could have a material adverse effect on our reputation, our consolidated results of operations or our consolidated financial condition.

•
Written Agreement. On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, we are required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. To the extent deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.

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
We are subject to variability in our assets under custody and administration and assets under management, and in our financial results, due to the significant size of many of our institutional clients, and are also subject to significant pricing pressure due to the considerable market influence exerted by those clients.
Our clients include institutional investors, such as mutual funds, collective investment funds, UCITS, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers.

State Street Corporation | 35

In both our asset servicing and asset management businesses, we endeavor to attract institutional investors controlling large and diverse pools of assets, as those clients typically have the opportunity to benefit from the full range of our expertise and service offerings. Due to the large pools of asset controlled by these clients, the loss or gain of one client, or even a portion of the assets controlled by one client, could have a significant effect on our assets under custody and administration or our assets under management, as applicable, in the relevant period. Our assets under management or administration are also affected by decisions by institutional owners to favor or disfavor certain investment instruments or categories. In 2016, for example, we saw redemptions from hedge funds, emerging markets and actively managed advisers, as to which are fees are generally higher, in favor of ETFs, passively managed products and developed markets, as to which our fees are generally lower. As our fee revenue is largely reliant on the levels of our assets under custody and administration and assets under management, these changes in assets levels could have a corresponding significant effect on our results of operations in the relevant period. Similarly, if one or more clients changes the asset class in which a significant portion of assets are invested (e.g., by shifting investments from emerging markets to fixed income), those changes could have a significant effect on our results of operations in the relevant period, as our fee rates often change based on the type of asset classes we are servicing or managing. Large institutional clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management business lines. Many of these large clients are also under competitive and regulatory pressures that are driving them to manage the expenses that they and their investment products incur more aggressively, which in turn exacerbates their pressures on our fees.
Our business may be negatively affected by adverse business decisions or our failure to properly implement or execute strategic programs and priorities.
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
In October 2015, we announced State Street Beacon, a multi-year program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. Operational process transformations, such as State Street Beacon, entail significant risks. The program, and any future strategic or business plan we implement, may prove to be inadequate to achieve its objectives, may not be responsive to industry or market changes, may result in increased or unanticipated costs, may result in earnings volatility, may take longer than anticipated to implement, may involve elements reliant on the performance of third parties and may not be successfully implemented. In addition, our efforts to manage expenses may be matched or exceeded by our competitors. Any failure to implement State Street Beacon in whole or in part may, among other things, reduce our competitive position, diminish the cost effectiveness of our systems and processes or provide an insufficient return on our associated investment. In particular, elements of the program include investment in systems integration and new technologies, including straight-through-processing, to increase global servicing capabilities, reduce expenses and enhance the client experience, and also the development of new, and the evolution of existing, methods and tools to accelerate the pace of innovation, the introduction of new services and enhancements to the security of our data systems. The transition to new operating processes and technology infrastructure may cause disruptions in our relationships with clients and employees and may present other unanticipated technical or operational hurdles. As a result, we may not achieve some or all of the cost savings or other benefits anticipated through the program. In addition, other systems development initiatives, which are not included in State Street Beacon, may not have access to the same level of resources or management attention and, consequently, may be delayed or unsuccessful. Many of our systems require enhancements to meet the requirements of evolving regulation, to permit us to optimize our use of capital or to reduce the risk of operating error. We may not have the resources to pursue all of these objectives, including State Street Beacon, simultaneously.
The success of the program and our other strategic plans could also be affected by market disruptions and unanticipated changes in the overall market for financial services and the global economy. We also may not be able to abandon or alter these plans without significant loss, as the implementation of our decisions may involve significant capital outlays, often far in advance of when we expect to generate any related revenues or cost expectations. Accordingly, our business, our consolidated results of

State Street Corporation | 36

operations and our consolidated financial condition may be adversely affected by any failure or delay in our strategic decisions, including the program or elements thereof. For additional information about the program, see "Expenses" in “Consolidated Results of Operations” included under Item 7, Management’s Discussion and Analysis, of this form 10-K.
Our businesses may be negatively affected by adverse publicity or other reputational harm.
Our relationship with many of our clients is predicated on our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or fiduciary or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or key employees or our sources of funding for the same or other businesses. For example, over the past several years we have experienced adverse publicity with respect to our indirect foreign exchange trading, and this adverse publicity has contributed to a shift of client volume to other foreign exchange execution methods. Similarly, governmental actions and reputational issues in our transition management business in the U.K. have adversely affected our revenue from that business and, with the related deferred prosecution agreement with the DOJ entered into in early 2017, these effects have the potential to continue. The client invoicing matter we announced in December 2015 has the potential to result in similar effects. Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations.
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our consolidated results of operations.
We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, foreign exchange risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various controls, procedures, policies and systems to monitor and manage risk. While we currently believe that our risk management process is effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external, including service provider, risks in our various businesses. The risk of individuals, either employees or contractors, engaging in conduct harmful or misleading to clients or us, such as consciously circumventing established control mechanisms to exceed trading or investment management limitations, committing fraud or improperly selling products or services to clients, is particularly challenging to manage through a control framework. The financial and reputational impact of control or conduct failures can be significant. Persistent or repeated issues with respect to controls or individual conduct may raise concerns among regulators regarding our culture, governance and control environment. While we seek to contractually limit our financial exposure to operational risk, the degree of protection that we are able to achieve varies, and our potential exposure may be greater than the revenue we anticipate that we will earn from servicing our clients.
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

State Street Corporation | 37

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
We actively strive to achieve cost savings by shifting certain business processes and business support functions to lower-cost geographic locations, such as India, Poland and China, and by outsourcing. We may accomplish this shift by establishing operations in lower-cost locations, by outsourcing to vendors in various jurisdictions or through joint ventures. This effort exposes us to the risk that we may not maintain service quality, control or effective management within these operations, to the risks that our outsourcing vendors or joint ventures may not comply with their servicing and other contractual obligations to us, including with respect to indemnification and information security, and to the risk that we may not satisfy applicable regulatory responsibilities regarding the management and oversight of third parties and outsourcing providers. In addition, we are exposed to the relevant macroeconomic, political, legal and similar risks generally involved in doing business in the jurisdictions in which we establish lower-cost locations or joint ventures or in which our outsourcing vendors locate their operations. The increased elements of risk that arise from certain operating processes being conducted in some jurisdictions could lead to an increase in reputational risk. During periods of transition of operations, greater operational risk and client concern exist with respect to maintaining a high level of service delivery. The extent and pace at which we are able to move functions to lower-cost locations, joint ventures and outsourcing providers may also be affected by political, regulatory and client acceptance issues. Such relocation or outsourcing of functions also entails costs, such as technology, real estate and restructuring expenses, that may offset or exceed the expected financial benefits of the relocation or

State Street Corporation | 38

outsourcing. In addition, the financial benefits of lower-cost locations and of outsourcings may diminish over time or could be offset in the event that the United States or other jurisdictions impose tax and other measures which seek to discourage the use of lower cost jurisdictions.
We may incur losses arising from our investments in sponsored investment funds, which could be material to our consolidated results of operations in the periods incurred.
In the normal course of business, we manage various types of sponsored investment funds through SSGA. The services we provide to these sponsored investment funds generate management fee revenue, as well as servicing fees from our other businesses. From time to time, we may invest in the funds, which we refer to as seed capital, in order for the funds to establish a performance history for newly launched strategies. These funds may meet the definition of variable interest entities, as defined by GAAP, and if we are deemed to be the primary beneficiary of these funds, we may be required to consolidate these funds in our consolidated financial statements under GAAP. The funds follow specialized investment company accounting rules which prescribe fair value for the underlying investment securities held by the funds.
In the aggregate, we expect any financial losses that we realize over time from these seed investments to be limited to the actual amount invested in the consolidated fund. However, in the event of a fund wind-down, gross gains and losses of the fund may be recognized for financial accounting purposes in different periods during the time the fund is consolidated but not wholly owned. Although we expect the actual economic loss to be limited to the amount invested, our losses in any period for financial accounting purposes could exceed the value of our economic interests in the fund and could exceed the value of our initial seed capital investment.
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
Within our investment management business, we manage investment pools, such as mutual funds and collective investment funds that generally offer our clients the ability to withdraw their investments on short notice, generally daily or monthly. This feature requires that we manage those pools in a manner that takes into account both maximizing the long-term return on the investment pool and retaining sufficient liquidity to meet reasonably anticipated liquidity requirements of our clients. The importance of maintaining liquidity varies by product type, but it is a particularly important feature in money market funds and other products designed to maintain a constant net asset value of $1.00. In the past, we have imposed restrictions on cash redemptions from the agency lending collateral pools, as the per-unit market value of those funds' assets had declined below the constant $1.00 the funds employ to effect purchase and redemption transactions. Both the decline of the funds' net asset value below $1.00 and the imposition of restrictions on redemptions had a significant client, reputational and regulatory impact on us, and the recurrence of such or similar circumstances in the future could adversely impact our consolidated results of operations and financial condition. We have also in the past continued to process purchase and redemption of units of investment products designed to maintain a constant net asset value at $1.00 although the fair market value of the fund’s assets were less than $1.00. Our willingness in the future to continue to process purchases and redemptions from such products at $1.00 when the fair market value of our collateral pools' assets is less than $1.00 could expose us to significant liability.
If higher than normal demands for liquidity from our clients were to occur, managing the liquidity requirements of our collective investment pools could become more difficult. If such liquidity problems were to recur, our relationships with our clients may be adversely affected, and, we could, in certain

State Street Corporation | 39

circumstances, be required to consolidate the investment pools into our consolidated statement of condition; levels of redemption activity could increase; and our consolidated results of operations and business prospects could be adversely affected. In addition, if a money market fund that we manage were to have unexpected liquidity demands from investors in the fund that exceeded available liquidity, the fund could be required to sell assets to meet those redemption requirements, and selling the assets held by the fund at a reasonable price, if at all, may then be difficult.
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
Any decision by us to provide financial support to an investment pool to support our reputation in circumstances where we are not statutorily or contractually obligated to do so could result in the recognition of significant losses, could adversely affect the regulatory view of our capital levels or plans and could, in certain situations, require us to consolidate the investment pools into our consolidated statement of condition. Any failure of the pools to meet redemption requests, or under- performance of our pools relative to similar products offered by our competitors, could harm our business and our reputation.
Development of new products and services may impose additional costs on us and may expose us to increased operational risk.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.
We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. In recent years, several financial services firms have suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data and reputational harm. We also have been subjected to cyber-attack, and although we have not to our knowledge suffered a material breach or suspension of our systems, it is possible that we could suffer such a breach or suspension in the future. Cyber-threats are sophisticated and continually evolving. We may not implement effective systems and other measures to effectively prevent or mitigate the full diversity of cyber-threats or improve and adapt such systems and measures as such threats evolve and advance.
Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems

State Street Corporation | 40

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
In particular, we, like other financial services firms, will continue to face increasing cyber threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, ransomware, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients' or other parties' confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients' or other parties' business assets, operations and activities. Our status as a global systemically important financial institution likely increases the risk that we are targeted by such cyber- security threats. In addition, some of our service offerings, such as data warehousing, may also increase the risk we are, and the consequences of being, so-targeted. We therefore could experience significant related costs and exposures, including lost or constrained ability to provide our services or maintain systems availability to clients, regulatory inquiries, enforcements, actions and fines, litigation, damage to our reputation or property and enhanced competition.
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
We may not be able to protect our intellectual property, and we are subject to claims of third- party intellectual property rights.
Our potential inability to protect our intellectual property and proprietary technology effectively may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents, maintaining trade secrets or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others' advantage. In addition, we may infringe on claims of third-party patents, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Third-party intellectual rights, valid or not, may also impede our deployment of the full scope of our products and service capabilities in all jurisdictions in which we operate or market our products and services. The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions

State Street Corporation | 41

are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent on licenses from third parties, that the acquired business infringes on the intellectual property rights of others, or that the technology does not have the acceptance in the marketplace that we anticipated.
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
The markets in which we operate across all facets of our business are both highly competitive and global. These markets are changing as a result of new and evolving laws and regulations applicable to financial services institutions. Regulatory-driven market changes cannot always be anticipated, and may adversely affect the demand for, and profitability of, the products and services that we offer. In addition, new market entrants and competitors may address changes in the markets more rapidly than we do, or may provide clients with a more attractive offering of products and services, adversely affecting our business. Our efforts to develop and market new products may position us in new markets with pre- existing competitors with strong market position. We have also experienced, and anticipate that we will continue to experience, pricing pressure in many of our core businesses, particularly our custodial and investment management services. Many of our businesses compete with other domestic and international banks and financial services companies, such as custody banks, investment advisors, broker/ dealers, outsourcing companies and data processing companies. Further consolidation within the financial services industry could also pose challenges to us in the markets we serve, including potentially increased downward pricing pressure across our businesses.
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
Transactions of this nature also involve a number of risks and financial, accounting, tax, regulatory, managerial, operational, cultural and employment challenges, which could adversely affect our consolidated results of operations and financial condition. For example, the businesses that we acquire or our strategic alliances or joint ventures may under-perform relative to the price paid or the resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be

State Street Corporation | 42

adversely affected by acquisition-related charges. Further, past acquisitions have resulted in the recognition of goodwill and other significant intangible assets in our consolidated statement of condition. For example, we recorded goodwill and intangible assets of $453 million associated with our acquisition of GE Asset Management in July 2016. These assets are not eligible for inclusion in regulatory capital under applicable requirements. In addition, we may be required to record impairment in our consolidated statement of income in future periods if we determine that the value of these assets has declined. During 2016, we recorded no impairment in our consolidated statement of income associated with the impairment of acquisition-related goodwill and other intangible assets.
Through our acquisitions or joint ventures, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating provisions we put in place may not be sufficient to address these liabilities and contingencies. Other major financial services firms have recently paid significant penalties to resolve government investigations into matters conducted in significant part by acquired entities.
Various regulatory approvals or consents, formal or informal, are generally required prior to closing of these transactions, which may include approvals or non-objections from the Federal Reserve and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or our ability to capture some of the opportunities presented by the transaction, or may not approve the transaction. Any such conditions, or any associated regulatory delays, could limit the benefits of the transaction. Acquisitions or joint ventures we announce may not be completed if we do not receive the required regulatory approvals, if regulatory approvals are significantly delayed or if other closing conditions are not satisfied.
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
We enter into long-term contracts to provide middle office or investment manager and alternative investment manager operations outsourcing services to clients, including services related but not limited to certain trading activities, cash reporting, settlement and reconciliation activities, collateral management and information technology development. We also may enter into longer-term arrangements with respect to custody, fund administration and depository services. These arrangements generally set forth our fee schedule for the term of the contract and, absent a change in service requirements, do not permit us to re-price the contract for changes in our costs or for market pricing. The long-term contracts for these relationships require, in some cases, considerable up-front investment by us, including technology and conversion costs, and carry the risk that pricing for the products and services we provide might not prove adequate to generate expected operating margins over the term of the contracts.
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

State Street Corporation | 43

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
New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the FASB as well as changes in the interpretation of existing accounting standards, by the FASB or the SEC or otherwise reflected in U.S. GAAP, potentially could affect our consolidated results of operations, cash flows and financial condition. These changes can materially affect how we record and report our consolidated results of operations, cash flows, financial condition and other financial information. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, and, in some cases, the revision of our consolidated financial statements for prior periods.
Changes in tax laws, rules or regulations, challenges to our tax positions with respect to historical transactions, and changes in the composition of our pre-tax earnings may increase our effective tax rate and thus adversely affect our consolidated financial statements.
Our businesses can be directly or indirectly affected by new tax legislation, the expiration of existing tax laws or the interpretation of existing tax laws worldwide. The U.S. federal government, state governments, including Massachusetts, and jurisdictions around the world continue to review proposals to amend tax laws, rules and regulations applicable to our business that could have a negative impact on our capital and/or after-tax earnings.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
We occupy a total of approximately 7.6 million square feet of office space and related facilities worldwide, of which approximately 6.7 million square feet are leased. Of the total leased space, approximately 2.4 million square feet are located in eastern Massachusetts. An additional 1.5 million square feet are located elsewhere throughout the U.S. and in Canada. We lease approximately 2.0 million square feet in the U.K. and elsewhere in Europe, and approximately 900,000 square feet in the Asia/Pacific region.
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

State Street Corporation | 44

We occupy other principal properties located in Connecticut, Missouri, New Jersey, New York, and Ontario, composed of five leased buildings containing a total of approximately 840,000 square feet, under leases expiring from August 2022 to December 2025. Significant properties in the U.K. and Europe include nine buildings located in England, Scotland, Poland, Ireland, Luxembourg, Germany, and Italy, containing approximately 1.3 million square feet under leases expiring from January 2019 through August 2034. Principal properties located in China, Australia and India consist of four buildings containing approximately 491,000 square feet (includes 83,000 square feet under construction in India) under leases expiring from July 2019 through May 2021.
We believe that our owned and leased facilities are suitable and adequate for our business needs. Additional information about our occupancy costs, including our commitments under non-cancelable leases, is provided in Note 20 to the consolidated financial statements included under Item 8,, Financial Statements and Supplementary Data, of this Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item is provided under "Legal and Regulatory Matters" in Note 13 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

State Street Corporation | 45

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table presents certain information with respect to each of our executive officers as of February 16, 2017.

Name	Age	Position
Joseph L. Hooley	59	Chairman and Chief Executive Officer
Eric W. Aboaf	52	Executive Vice President
Michael W. Bell	53	Executive Vice President and Chief Financial Officer
Jeffrey N. Carp	60	Executive Vice President, Chief Legal Officer and Secretary
Jeff D. Conway	51	Executive Vice President
Andrew J. Erickson	47	Executive Vice President
Kathryn M. Horgan	51	Executive Vice President
Karen C. Keenan	54	Executive Vice President and Chief Administrative Officer
Andrew P. Kuritzkes	56	Executive Vice President and Chief Risk Officer
Louis D. Maiuri	52	Executive Vice President
Sean P. Newth	41	Senior Vice President, Chief Accounting Officer and Controller
Ronald P. O'Hanley	60	Vice Chairman and Chief Executive Officer and President of SSGA
Alison A. Quirk	55	Executive Vice President
Michael F. Rogers	59	President and Chief Operating Officer
Wai-Kwong Seck	61	Executive Vice President
Antoine Shagoury	46	Executive Vice President
George E. Sullivan	56	Executive Vice President
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
Eric Aboaf joined State Street in December 2016 as Executive Vice President. Prior to joining State Street, Mr. Aboaf served as chief financial officer of Citizens Financial Group, a financial services and retail banking firm, from April 2015 to December 2016, with responsibility for all finance functions and corporate development. From February 2003 to March 2015, he served in several senior management positions for Citigroup, a global investment banking and financial services corporation, including the global treasurer and the chief financial officer of the institutional client group, which included the custody business. Mr. Aboaf will assume the role of State Street’s Chief Financial Officer no later than April 1, 2017.
Mr. Bell joined State Street in August 2013 as Executive Vice President and Chief Financial Officer.

Prior to joining State Street, Mr. Bell served as senior executive vice president and chief financial officer of Manulife Financial Corporation, a leading Canada-based financial services group with principal operations in Asia, Canada and the U.S., from 2009 to June 2012. From 2002 to 2009, he served as executive vice president and chief financial officer at Cigna Corporation, a global health services organization where he had previously served in several senior management positions, including as President of Cigna Group Insurance. Mr. Bell will be stepping down as chief financial officer no later than April 1, 2017.
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
Mr. Conway joined State Street more than 25 years ago and since March 2015 has served as Executive Vice President and Chief Executive Officer for Europe, the Middle East and Africa. Prior to that, Mr. Conway held several other management positions within the Company, including leading Global Exchange, State Street's data and analytics business from April 2013 to March 2015. From 2007 to April 2013, Mr. Conway served as the global head of State Street's Investment Management Services business.

State Street Corporation | 46

Mr. Erickson joined State Street in April 1991 and since June 2016 has served as the Executive Vice President and head of Investment Services business in the Americas. Prior to this role, Mr. Erickson was the head of the Global Services business in Asia Pacific from April 2014 to June 2016 and prior to that he was Head of North Asia for Global Services from 2010 to 2014. Mr. Erickson has also held several other positions within State Street during his over 25 years with the Company.
Ms. Horgan joined State Street in April 2009 and currently serves as Executive Vice President, since 2012, and Chief Operating Officer, since 2011, for State Street's Global Human Resources division. Prior to this role, Ms. Horgan served as the senior vice president of human resources for State Street Global Advisors. Prior to joining State Street, Ms. Horgan was the executive vice president of human resources for Old Mutual Asset Management, a global, diversified multi-boutique asset management company, from 2006 to 2009.
Ms. Keenan joined State Street in July 2007 as part of the acquisition of Investors Financial Services (IBT) and since June 2016 has served as the Chief Administrative Officer for State Street, managing cross-organizational initiatives, overseeing data strategy projects, overseeing the Compliance Department and leading key components of regulatory initiatives. Prior to this role, from July 2015 to June 2016, Ms. Keenan led the Global Markets division worldwide, following her role as the head of Global Markets in EMEA from 2012 to 2016. From 2010 to 2012, Ms. Keenan served as the chief strategy officer for Global Markets. While with IBT, she served as chief financial officer during its initial public offering and its early years as a public company.
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
Mr. Maiuri joined State Street in October 2013 and has served as Executive Vice President and head of State Street Global Markets since June 2016 and head of State Street Global Exchange since July 2015. From 2013 to July 2015, he led the Securities Finance division. Before joining State Street, Mr. Maiuri served as executive vice president and deputy chief executive officer of asset servicing at BNY

Mellon, a global banking and financial services corporation, from May 2009 to October 2013.
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
Mr. O'Hanley joined State Street in April 2015 and currently serves as Vice Chairman and the Chief Executive Officer and President of State Street Global Advisors, the investment management arm of State Street Corporation. He was appointed Vice Chairman January 1, 2017. Prior to joining State Street, Mr. O'Hanley was president of Asset Management & Corporate Services for Fidelity Investments, a financial and mutual fund services corporation, from 2010 to February 2014. From 1997 to 2010, Mr. O'Hanley served in various positions at Bank of New York Mellon, a global banking and financial services corporation, serving as President and Chief Executive Officer of BNY Asset Management in Boston from 2007 to 2010.
Ms. Quirk joined State Street in 2002, and since January 2012 has served as Chief Human Resources and Citizenship Officer. She has served as Executive Vice President and head of Global Human Resources since March 2010. Prior to that, Ms. Quirk served as Executive Vice President in Global Human Resources and held various senior roles in that group.
Mr. Rogers joined State Street in 2007 as part of the IBT acquisition and was appointed President and Chief Operating Officer in December 2014. In that role, he is responsible for State Street Global Markets, State Street Global Services Americas, Information Technology, Global Operations, and Global Exchange, State Street’s data and analytics business. Prior to that, Mr. Rogers served as head of Global Markets and Global Services - Americas since November 2011 and served as head of Global Services, including alternative investment solutions, for all of the Americas since March 2010. Mr. Rogers was previously head of the Relationship Management group, a role which he held beginning in 2009. From State Street's acquisition of Investors Financial Services Corp. in July 2007 to 2009, Mr. Rogers headed the post-acquisition Investors Financial Services Corp. business and its integration into State Street. Before joining State Street at the time of the acquisition, Mr. Rogers spent 27 years at Investors Financial Services Corp. and its predecessors in various capacities, most recently as President beginning in 2001.

State Street Corporation | 47

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
Mr. Shagoury joined State Street in November 2015 and has served as Executive Vice President and Global Chief Information Officer (CIO). Prior to joining State Street, Mr. Shagoury had several senior management positions from February 2010 to November 2015 with the London Stock Exchange Group, a British-based stock exchange and financial information company, including the group chief operating officer and chief information officer.
Mr. Sullivan joined State Street in July 2007 as part of the IBT acquisition and has served as Executive Vice President and global head of State Street’s Alternative Investment Solutions group. Mr. Sullivan spent 15 years at IBT, where his role was managing director of Global Fund Services.

State Street Corporation | 48

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT'S COMMON EQUITY
Our common stock is listed on the New York Stock Exchange under the ticker symbol STT. There were 2,753 shareholders of record as of January 31, 2017. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Summarized Financial Information (Unaudited)” included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.
In June 2016, our Board approved a common stock purchase program authorizing the purchase by us of up to $1.4 billion of our common stock through

June 30, 2017. As of December 31, 2016, we had approximately $750 million remaining under that program.
The following table presents purchases of our common stock and related information for each of the months in the quarter ended December 31, 2016. All shares of our common stock purchased during the quarter ended December 31, 2016 were purchased under the above-described Board-approved program. Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions, our capital position, our financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.

(Dollars in millions, except per share amounts; shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
October 1 - October 31, 2016	184	$70.52	184	$1,062
November 1 - November 30, 2016	2,438	75.29	2,438	878
December 1 - December 31, 2016	1,615	79.54	1,615	750
Total	4,237	76.70	4,237	750
Additional information about our common stock, including Board authorization with respect to purchases by us of our common stock, is provided under "Capital" in “Financial Condition” included under Item 7, Management's Discussion and Analysis, and in Note 15 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.
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

State Street Corporation | 49

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
In 2016, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.44 per share, totaling approximately $559 million. In 2015, our parent company declared aggregate quarterly common stock dividends to its shareholders of $1.32 per share, totaling approximately $536 million. Currently, any payment of future common stock dividends by our parent company to its shareholders is subject to the review of our capital plan by the Federal Reserve in connection with its CCAR process. Information about dividends declared by our parent company and dividends from our subsidiary banks is provided under "Capital" in “Financial Condition” included under Item 7,Management's Discussion and Analysis, and in Note 15 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference. Future dividend payments of State Street Bank and our non-banking subsidiaries cannot be determined at this time. In addition, refer to “Capital Planning, Stress Tests and Dividends” in "Supervision and Regulation" included under Item 1, Business, of this Form 10-K and the risk factor titled “Our business and capital-related activities, including our ability to return capital to shareholders and purchase our capital stock, may be adversely affected by our implementation of the revised regulatory capital and liquidity standards that we must meet under the Basel III final rule, the Dodd-Frank Act and other regulatory initiatives, or in the event our capital plan or post-stress capital ratios are determined to be insufficient as a result of regulatory capital stress testing” included under Item 1A, Risk Factors, of this Form 10-K.
Information about our equity compensation plans is included under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K, and is incorporated herein by reference.

State Street Corporation | 50

SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The graph presented below compares the cumulative total shareholder return on State Street's common stock to the cumulative total return of the S&P 500 Index, the S&P Financial Index and the KBW Bank Index over a five-year period. The cumulative total shareholder return assumes the investment of $100 in State Street common stock and in each index on December 31, 2011 at the closing price on the last trading day of 2011, and also assumes reinvestment of common stock dividends. The S&P Financial Index is a publicly available measure of 63 of the Standard & Poor's 500 companies, representing 25 diversified financial services companies, 21 insurance companies, and 17 banking companies. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S., and is composed of 24 leading national money center and regional banks and thrifts.

	2011	2012	2013	2014	2015	2016
State Street Corporation	$100	$119	$189	$205	$177	$212
S&P 500 Index	100	116	154	175	177	198
S&P Financial Index	100	129	175	201	198	243
KBW Bank Index	100	133	183	200	201	259

State Street Corporation | 51

ITEM 6.SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts or where otherwise noted)	2016	2015	2014	2013	2012
YEARS ENDED DECEMBER 31:
Total fee revenue	$8,116	$8,278	$8,010	$7,570	$7,069
Net interest revenue	2,084	2,088	2,260	2,303	2,538
Gains (losses) related to investment securities, net(1)	7	(6)	4	(9)	23
Total revenue	10,207	10,360	10,274	9,864	9,630
Provision for loan losses	10	12	10	6	(3)
Total expenses	8,077	8,050	7,827	7,192	6,886
Income before income tax expense	2,120	2,298	2,437	2,666	2,747
Income tax expense (benefit)(2)	(22)	318	415	616	700
Net income from non-controlling interest	1	—	—	—	—
Net income	$2,143	$1,980	$2,022	$2,050	$2,047
Adjustments to net income(3)	(175)	(132)	(64)	(34)	(42)
Net income available to common shareholders	$1,968	$1,848	$1,958	$2,016	$2,005
PER COMMON SHARE:
Earnings per common share:
Basic	$5.03	$4.53	$4.62	$4.52	$4.23
Diluted	4.97	4.47	4.53	4.43	4.17
Cash dividends declared	1.44	1.32	1.16	1.04	.96
Closing market price (at year end)	$77.72	$66.36	$78.50	$73.39	$47.01
AS OF DECEMBER 31:
Investment securities	$97,167	$100,022	$112,636	$116,914	$121,061
Average total interest-earning assets	199,184	220,456	209,054	178,101	167,615
Total assets	242,698	245,155	274,089	243,262	222,561
Deposits	187,163	191,627	209,040	182,268	164,181
Long-term debt	11,430	11,497	10,012	9,670	7,408
Total shareholders' equity	21,219	21,103	21,328	20,248	20,824
Assets under custody and administration (in billions)	28,771	27,508	28,188	27,427	24,371
Assets under management (in billions)	2,468	2,245	2,448	2,345	2,086
Number of employees	33,783	32,356	29,970	29,430	29,650
RATIOS:
Return on average common shareholders' equity	10.5%	9.8%	9.8%	10.2%	10.3%
Return on average assets	0.93	0.79	0.85	0.99	1.06
Common dividend payout	28.46	28.99	25.03	22.89	22.57
Average common equity to average total assets	8.2	7.6	8.4	9.6	10.1
Net interest margin, fully taxable-equivalent basis	1.13	1.03	1.16	1.37	1.59
Common equity tier 1 ratio(4)	11.7	12.5	12.4	15.3	17.1
Tier 1 capital ratio(4)	14.8	15.3	14.5	17.1	19.1
Total capital ratio(4)	16.0	17.4	16.4	19.5	20.6
Tier 1 leverage ratio(4)	6.5	6.9	6.3	6.8	7.1
Supplementary leverage ratio(5)	5.9	6.2	5.6	NA	NA

NA: Not applicable.
(1) Amount for 2012 reflects a $46 million loss from the sale of our Greek investment securities.
(2) Amount for 2012 reflects the net effects of certain tax matters ($7 million benefit) associated with the 2010 Intesa acquisition.
(3) Amounts represent preferred stock dividends and the allocation of earnings to participating securities using the two-class method.
(4) Ratios for 2014 through 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Ratios for 2012 and 2013 were calculated in conformity with the provisions of Basel I. Ratios for 2014 through 2016 are not directly comparable to ratios for prior years. Refer to Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
(5) The supplementary leverage ratio was calculated using the transitional tier 1 capital as calculated under the supplementary leverage ratio provisions of the Basel III final rule as of the date indicated.

State Street Corporation | 52

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
As of December 31, 2016, we had consolidated total assets of $242.70 billion, consolidated total deposits of $187.16 billion, consolidated total shareholders' equity of $21.22 billion and 33,783 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business:
Investment Servicing and Investment Management, which are defined based on products and services provided.
Investment Servicing provides services for institutional clients, including mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, investment managers, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
For financial and other information about our lines of business, refer to “Line of Business Information” in this Management's Discussion and Analysis and Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes to consolidated financial statements included under Item

8, Financial Statements and Supplementary Data, of this Form 10-K. Certain previously reported amounts presented in this Form 10-K have been reclassified to conform to current-period presentation.
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
Certain financial information provided in this Form 10-K, including in this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis, including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios calculated under regulatory standards scheduled to be effective in the future) that management uses in evaluating our business and activities.
Non-GAAP financial information should be considered in addition to, not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-K, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure.
We further believe that our presentation of fully taxable-equivalent net interest revenue, a non-GAAP measure, which reports non-taxable revenue, such as interest revenue associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and

State Street Corporation | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

analysis of our underlying financial performance and trends.
This Management's Discussion and Analysis contains statements that are considered "forward-looking statements" within the meaning of U.S. securities laws. Forward-looking statements include statements about our goals and expectations regarding our business, financial and capital condition, results of operations, strategies, financial portfolio performance, dividend and stock purchase programs, expected outcomes of legal proceedings, market growth, acquisitions, joint ventures and divestitures and new technologies, services and opportunities, as well as industry, regulatory, economic and market trends, initiatives and developments, the business environment and other matters that do not relate strictly to historical facts. These forward-looking statements involve certain risks and uncertainties which could cause actual results to differ materially. We undertake no obligation to revise the forward-looking statements contained in this Management's Discussion and Analysis to reflect events after the time we file this Form 10-K with the SEC. Additional information about forward-looking statements and related risks and uncertainties is provided in "Risk Factors" under Item 1A of this Form 10-K.
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
We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Years Ended December 31,
(Dollars in millions, except per share amounts)	2016	2015	2014
Total fee revenue	$8,116	$8,278	$8,010
Net interest revenue	2,084	2,088	2,260
Gains (losses) related to investment securities, net	7	(6)	4
Total revenue	10,207	10,360	10,274
Provision for loan losses	10	12	10
Total expenses	8,077	8,050	7,827
Income before income tax expense	2,120	2,298	2,437
Income tax expense (benefit)	(22)	318	415
Net income from non-controlling interest	1	—	—
Net income	$2,143	$1,980	$2,022
Adjustments to net income:
Dividends on preferred stock(1)	(173)	(130)	(61)
Earnings allocated to participating securities(2)	(2)	(2)	(3)
Net income available to common shareholders	$1,968	$1,848	$1,958
Earnings per common share:
Basic	$5.03	$4.53	$4.62
Diluted	4.97	4.47	4.53
Average common shares outstanding (in thousands):
Basic	391,485	407,856	424,223
Diluted	396,090	413,638	432,007
Cash dividends declared per common share	$1.44	$1.32	$1.16
Return on average common equity	10.5%	9.8%	9.8%

(1) Refer to Note 15 of the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information regarding our preferred stock dividends.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.

State Street Corporation | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the year ended December 31, 2016 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the year ended December 31, 2016 to those for the year ended December 31, 2015, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2015 period to the relevant 2016 results.
Highlights

•
In 2016, we secured new asset servicing mandates of $1.41 trillion, of which approximately $1.01 trillion was installed prior to December 31, 2016 with the remaining amount expected to be installed in 2017 or later. This does not include loss of business which occurs from time to time or changes in assets under custody and administration usually from changes in market values of customer assets or subscriptions or redemptions from our customer investment products. As more fully described under "Servicing Fees" in "Line of Business - Investment Servicing" in this Management's Discussion and Analysis, in 2017 we were notified that one of our large clients will move a portion of its assets currently with State Street to another service provider. The transition will not be fully complete until 2018.

•
On July 1, 2016, we completed our previously announced acquisition of GE Asset Management ("GEAM") from General Electric Company, for a total purchase price of approximately $485 million. This acquisition extends our core investment management capabilities, including in the high-growth OCIO markets, and enhances our capabilities in connection with the delivery of value-added solutions to our client base. In 2016, we incurred acquisition and restructuring costs associated with the acquisition of approximately $53 million and expect to incur approximately $80 million of such costs through 2018, including the 2016 costs.

•	Excluding acquired AUM associated with the GEAM operations of $118 billion as of

December 31, 2016, net outflows of AUM totaled $42 billion in 2016.

•	We declared aggregate common stock dividends of $1.44 per share, totaling approximately $559 million, in 2016.

•
During 2016, we purchased approximately 21.1 million shares of our common stock at an average per-share cost of $64.70 and an aggregate cost of approximately $1,365 million. We have approximately $750 million remaining under our current $1.4 billion common stock purchase program approved by our Board in July 2016.

Additional information with respect to our common stock purchase program is provided under "Capital" in "Financial Condition" in this Management's Discussion and Analysis.
Financial Results

•
Total revenue in 2016 decreased slightly compared to 2015, primarily due to a decrease in processing fees and other revenue, partially offset by increases in management fee revenue and securities finance revenue.

•	Servicing fee revenue decreased 2% in 2016 compared to 2015, primarily due to lower global equity markets, partially offset by stronger net new business.

•
Management fee revenue increased $118 million, or 10%, in 2016 compared to 2015, primarily due to the impact of the acquired GEAM business and the elimination of money market fee waivers, partially offset by lower global equity markets.

•	Return on average common shareholders' equity increased to 10.5% in 2016 compared to 9.8% in 2015.

•
In 2016, we recorded restructuring charges of $142 million related to State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We expect to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. We generated $175 million in estimated annual year over year pre-tax expense savings in 2016 related to State Street Beacon, all else equal, and expect to generate at least $140 million in additional annual pre-tax expense savings in 2017. These savings include the effects of the targeted staff reductions announced in

State Street Corporation | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

October 2015. The full effect of the 2016 savings will be felt in 2017. Actual expenses may increase or decrease in the future due to other factors.

•
Total expenses in 2016 were relatively flat compared to 2015, primarily driven by increases in compensation and employee benefits, information systems and communications and restructuring costs, largely offset by decreases in professional services expenses, securities processing costs and lower litigation related expenses.

•
In December 2016, we incurred a pre-tax charge of $249 million ($161 million after tax, or $0.41 per share) associated with an amendment of the terms of outstanding deferred cash-settled incentive compensation awards for employees below executive vice president to remove continued service requirements, thereby accelerating the future expense that would have been recognized over the remaining term of the awards (1 to 4 years, depending on the award) had the continued service requirement not been removed. The deferred portion of many of our bonus-eligible employees' total compensation had become disproportionate relative to our peer organizations, hindering our efforts to attract and retain talent. The expense that would otherwise have been associated with the amended awards will no longer be reflected in future periods. We expect that the acceleration of the expense will financially enable us to increase the immediate cash component of our mix of incentive compensation in future periods relative to what we have had in recent years and that the impact of increased immediate cash awards in 2017 will offset the benefit of the acceleration of vesting that would otherwise have been recognized in 2017. The expense impact of future immediate and deferred incentive compensation awards will depend upon corporate performance and market, regulatory, and other factors and conditions, including the form of those awards. The change did not affect deferred equity-settled incentive compensation awards (which, in the aggregate, represent a majority of the outstanding deferred compensation awards for the relevant employees), and we expect that future deferred cash-settled incentive compensation awards will retain the continued service requirement. The payment schedule associated with the recent deferred cash-settled incentive compensation awards will no longer be reflected in future periods.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for 2016 compared to 2015, as well as 2015 compared to 2014, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Total Revenue

TABLE 2: TOTAL REVENUE
	Years Ended December 31,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(Dollars in millions)	2016	2015	2014
Fee revenue:
Servicing fees	$5,073	$5,153	$5,108	(2)%	1%
Management fees	1,292	1,174	1,207	10	(3)
Trading services:
Foreign exchange trading	654	690	607	(5)	14
Brokerage and other trading services	445	456	477	(2)	(4)
Total trading services	1,099	1,146	1,084	(4)	6
Securities finance	562	496	437	13	14
Processing fees and other	90	309	174	(71)	78
Total fee revenue	8,116	8,278	8,010	(2)	3
Net interest revenue:
Interest revenue	2,512	2,488	2,652	1	(6)
Interest expense	428	400	392	7	2
Net interest revenue	2,084	2,088	2,260	—	(8)
Gains (losses) related to investment securities, net	7	(6)	4	nm	nm
Total revenue	$10,207	$10,360	$10,274	(1)	1

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the years ended December 31, 2016, 2015 and 2014.
Servicing and management fees collectively made up approximately 78% of total fee revenue in 2016, compared to approximately 76% and 79% for 2015 and 2014, respectively. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.

State Street Corporation | 57

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

In light of the above, we estimate, using relevant information as of December 31, 2016 and assuming that all other factors remain constant, that:

•
A 10% increase or decrease in worldwide equity valuations, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 3%; and

•
A 10% increase or decrease in worldwide fixed income markets, on a weighted average basis, over the relevant periods for which our servicing and management fees are calculated, would result in a corresponding change in our total servicing and management fee revenues of approximately 1%.

See Table 3: Daily, Month-End and Year-End Equity Indices, for selected equity market indices, and see Table 4: Year-End Debt Indices, for selected debt market indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages, month-end averages, and year-end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Year-end indices affect the values of assets under custody and administration and assets under management as of those dates. The index names listed in the table are service marks of their respective owners.
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis.

TABLE 3: DAILY, MONTH-END AND YEAR-END EQUITY INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Year-End Indices
	Years Ended December 31,			Years Ended December 31,			As of December 31,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
S&P 500®	2,095	2,061	2%	2,106	2,052	3%	2,239	2,044	10%
NASDAQ®	4,988	4,946	1	5,016	4,933	2	5,383	5,007	8
MSCI EAFE®	1,645	1,809	(9)	1,652	1,806	(9)	1,684	1,716	(2)
MSCI® Emerging Markets	835	918	(9)	842	910	(7)	862	794	9

TABLE 4: YEAR-END DEBT INDICES
	As of December 31,
	2016	2015	% Change
Barclays Capital U.S. Aggregate Bond Index®	1,976	1,925	3%
Barclays Capital Global Aggregate Bond Index®	451	442	2

State Street Corporation | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net Interest Revenue
See Table 2: Total Revenue, for the breakout of interest revenue and interest expense for the years ended December 31, 2016, 2015 and 2014. NIR was $2,084 million for 2016 compared to $2,088 million and $2,260 million for 2015 and 2014, respectively.
NIR is defined as interest revenue earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.

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

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Years Ended December 31,
	2016			2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$53,091	$126.24%		$69,753	$208.30%		$55,353	$196.35%
Securities purchased under resale agreements(1)	2,558	146	5.70	3,233	62	1.92	4,077	38.94
Trading account assets	921	—	—	1,194	1.08		959	1.13
Investment securities	100,738	1,962	1.95	105,611	2,069	1.96	116,809	2,317	1.98
Loans and leases	19,013	384	2.02	17,948	311	1.73	15,912	266	1.67
Other interest-earning assets	22,863	61.27		22,717	10.04		15,944	7.05
Average total interest-earning assets	$199,184	$2,679	1.34	$220,456	$2,661	1.21	$209,054	$2,825	1.36
Interest-bearing deposits:
U.S.	$30,107	$132.44%		$30,819	$51.16%		$21,296	$21.10%
Non-U.S.	95,551	(47)	(.05)	102,491	46.05		109,003	78.07
Securities sold under repurchase agreements(1)	4,113	1.02		8,875	1.01		8,817	—	—
Federal funds purchased	31	—	—	21	—	—	20	—	—
Other short-term borrowings	1,666	7.40		3,826	6.15		4,177	5.12
Long-term debt	11,401	260	2.29	10,301	250	2.43	9,282	245	2.64
Other interest-bearing liabilities	5,394	75	1.39	6,471	46.71		7,351	43.59
Average total interest-bearing liabilities	$148,263	$428.29		$162,804	$400.25		$159,946	$392.25
Interest-rate spread			1.05%			.96%			1.11%
Net interest revenue—fully taxable-equivalent basis		$2,251			$2,261			$2,433
Net interest margin—fully taxable-equivalent basis			1.13%			1.03%			1.16%
Tax-equivalent adjustment		(167)			(173)			(173)
Net interest revenue—GAAP basis		$2,084			$2,088			$2,260

(1) Reflects the impact of balance sheet netting under enforceable netting agreements.
See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of net interest revenue on a fully taxable-equivalent basis for the years ended December 31, 2016, 2015 and 2014. Net interest revenue on a fully taxable-equivalent basis remained flat in 2016 compared to 2015. Benefits during 2016 from the U.S. rate hike in December 2015 were partially offset by lower global interest rates that affected our revenue from certain floating-rate assets, the rate at which payments from the maturity or prepayment of portfolio holdings could be reinvested, and the effect of the stronger U.S. dollar. Average balances in 2016 reflect management actions to reduce the size of our balance sheet toward the end of the third quarter of 2015. These actions contributed to the reduction of average interest and non-interest bearing deposits of $15 billion in 2016 compared to 2015. Additionally, 2016 net interest revenue reflects our efforts to manage the size and composition of our investment portfolio as we seek to optimize our capital and liquidity positions in light of the evolving regulatory environment.
During 2016, the effect of the stronger U.S. dollar relative to other currencies, particularly the GBP, also negatively impacted our net interest revenue.  The stronger U.S. dollar had the effect of reducing fully taxable-equivalent net interest revenue

State Street Corporation | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

by approximately $18 million in 2016 compared to 2015.
During 2015, the effect of the stronger U.S. dollar relative to other currencies, particularly the Euro, also negatively impacted our NIR, as we maintained a portion of our investment portfolio in Euro denominated securities. The stronger U.S. dollar had the effect of reducing fully taxable-equivalent NIR by approximately $54 million in 2015 compared to 2014.
We recorded aggregate discount accretion in interest revenue of $82 million in 2016, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Subsequent to the commercial paper conduit consolidation in 2009, we have recorded total discount accretion in interest revenue as follows:

TABLE 6: TOTAL DISCOUNT ACCRETION IN INTEREST REVENUE
(In millions)	Discount Accretion in Interest Revenue
Years Ended December 31,
2009	$621
2010	712
2011	220
2012	215
2013	137
2014	119
2015	98
2016	82
Total discount accretion	$2,204
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
Depending on the factors discussed above, among others, we anticipate that until the former conduit securities remaining in our investment portfolio mature or are sold, discount accretion will continue to contribute to our net interest revenue, though generally in declining amounts. Assuming that we hold them to maturity, all else being equal, we expect the remaining former conduit securities carried in our investment portfolio as of December 31, 2016 to generate aggregate discount accretion in future periods of approximately $128 million over their remaining terms, with approximately one third of this discount accretion to be recorded through 2019. We estimate that we will have approximately $15 million to $25 million of discount accretion for 2017, excluding the impact of potentially significant unexpected prepayments.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional detail about the components of interest revenue and interest expense is provided in Note 17 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Average total interest-earning assets were lower in 2016 compared to 2015 as a result of the previously described management actions.
Even though we have seen reductions in the overall level of excess deposits during the past year, our clients have continued to place elevated levels of deposits with us, as central bank actions have resulted in high levels of liquidity and low global interest rates. We evaluate deposits as either inherent in our relationship with our custodial clients, which we generally invest in our investment portfolio or excess deposits, which we generally deposit with central banks. Deposits with central banks generate low returns. Consequently, the elevated levels of these transient deposits have contributed to a reduction of our net interest margin relative to historical levels.
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
Interest-bearing deposits with banks averaged $53.09 billion in 2016 compared to $69.75 billion in 2015. These decreases reflect management’s effort to reduce elevated client deposit levels as a component of our balance sheet management actions. These lower levels of deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and elevated levels of client deposits and our investment of the excess deposits with central banks.
We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits,

State Street Corporation | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

depending on our assessment of the underlying characteristics of the deposits.
Loans and leases averaged $19.01 billion in 2016 compared to $17.95 billion in 2015. The increase in average loans and leases resulted from growth in loans to municipalities and our continued investment in senior secured loans, partially offset by a reduction in mutual fund lending.

TABLE 7: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Average U.S. short-duration advances	$2,279	$2,351	$2,355
Average non-U.S. short-duration advances	1,355	1,404	1,512
Average total short-duration advances	$3,634	$3,755	$3,867
Average short-duration advances to average loans and leases	19%	21%	24%
Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets increased to $22.86 billion in 2016 from $22.72 billion in 2015. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total interest-earning assets in 2016, compared to approximately 10% of our average total interest-earning assets in 2015. The enhanced custody business, which is our principal securities financing business for our custody clients, generates securities finance revenue. The net interest revenue earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits decreased to $125.66 billion in 2016 from $133.31 billion in 2015. The lower levels in 2016 were primarily the result of management's actions to reduce both U.S. and non-U.S. transaction accounts, offset by increases in time deposits. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.67 billion in 2016 from $3.83 billion in 2015. The decrease was the result of the phase-out of our commercial paper program during 2015, consistent with the objectives of our 2016 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.

Average long-term debt increased to $11.40 billion in 2016 from $10.30 billion in 2015. The increase primarily reflected the issuance of $3.0 billion of senior debt in August 2015 and $1.5 billion of senior debt in May 2016, which was partially offset by a $900 million extendible note called at the end of February 2015 and the maturities of $200 million of senior debt in December 2015, $400 million of senior debt in January 2016 and $1.0 billion of senior debt in March 2016.
Average other interest-bearing liabilities were $5.39 billion in 2016 compared to $6.47 billion in 2015, primarily the result of changes in the level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
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
Provision for Loan Losses
We recorded a provision for loan losses of $10 million in 2016 compared to $12 million in 2015 and $10 million in 2014. The provisions in these periods were recorded in connection with our exposure to non-investment grade borrowers composed of senior secured loans, which we purchased in connection with our participation in loan syndications in the non-investment grade lending market. Additional information about these senior secured loans is

State Street Corporation | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

provided under “Loans and Leases” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Expenses
Table 8: Expenses provides the breakout of expenses for the years ended December 31, 2016, 2015 and 2014.

TABLE 8: EXPENSES
	Years Ended December 31,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(Dollars in millions)	2016	2015	2014
Compensation and employee benefits	$4,353	$4,061	$4,060	7%	—%
Information systems and communications	1,105	1,022	976	8	5
Transaction processing services	800	793	784	1	1
Occupancy	440	444	461	(1)	(4)
Acquisition costs	69	20	58	245	(66)
Restructuring charges, net	140	5	75	nm	(93)
Other:
Professional services	379	490	440	(23)	11
Amortization of other intangible assets	207	197	222	5	(11)
Securities processing costs	42	79	68	(47)	16
Regulatory fees and assessments	82	115	74	(29)	55
Other	460	824	609	(44)	35
Total other	1,170	1,705	1,413	(31)	21
Total expenses	$8,077	$8,050	$7,827	—	3
Number of employees at year-end	33,783	32,356	29,970

nm Not meaningful
Compensation and employee benefits expenses increased 7% in 2016 compared to 2015. The increase was primarily due to costs associated with the acceleration of expense related to certain cash settled deferred incentive compensation awards, costs associated with the acquired GEAM business, and higher costs to support regulatory initiatives and new business, partially offset by State Street Beacon savings, the benefit of the stronger U.S. dollar, and lower employee benefit costs due to benefit eliminations for post-retirement medical/life expense.
In December 2016, we recorded a pre-tax charge of $249 million ($161 million after tax) associated with an amendment of the terms of outstanding deferred cash-settled incentive compensation awards for employees below executive vice president to remove continued service requirements, thereby accelerating the future expense that would have been recognized over the remaining term of the awards had the continued service requirement not been removed.

Compensation and employee benefits expenses were flat in 2015 compared to 2014.
Information systems and communications expenses increased 8% in 2016 compared to 2015. The increase was primarily related to investments supporting new business and State Street Beacon, the impact of the acquired GEAM business, and costs related to regulatory initiatives.
Information systems and communications increased 5% in 2015 compared to 2014. The increase was primarily related to $31 million in additional depreciation costs supporting investments associated with regulatory compliance initiatives and costs to support new business.
Other expenses decreased 31% in 2016 compared to 2015. The decrease was primarily due to lower litigation-related expenses and higher expenses in 2015 associated with the previously disclosed expense billing matter.
Other expenses increased 21% in 2015 compared to 2014. The increase was primarily due to higher legal accruals and regulatory fees, partially offset by a decrease in amortization of intangible assets due to a write off of intangible assets in 2014.
Our compliance obligations have increased due to new regulations in the U.S. and internationally that have been adopted or proposed in response to the 2008 financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving and increasing regulatory compliance requirements and expectations, including our efforts to complete our 2017 resolution plan (due to be submitted on July 1, 2017), as discussed under "Liquidity Risk Management" in "Financial Condition" included in this Management's Discussion and Analysis, will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
State Street Corporation | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Acquisition Costs
We recorded acquisition costs of $69 million, $20 million and $58 million in 2016, 2015 and 2014, respectively. In 2016, approximately $53 million of such costs related to our acquisition of GEAM on July 1, 2016. As we integrate GEAM's operations into our business, we expect to incur total merger and integration costs of approximately $80 million through 2018. For further information on the GEAM acquisition, refer to Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Restructuring Charges
In October 2015, we announced State Street Beacon, a multi-year program to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients. In connection with State Street Beacon, we expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020 to implement State Street Beacon. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions. We expect to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. Actual expenses may increase or decrease in the future due to other factors.
In 2016, we recorded restructuring charges of $142 million related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 9: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Balance at December 31, 2013	$52	$47	$7	$106
Accruals for Business Operations and IT	32	22	21	75
Payments and other adjustments	(45)	(46)	(21)	(112)
Balance at December 31, 2014	$39	$23	$7	$69
Accruals for Business Operations and IT	(5)	(3)	13	5
Payments and other adjustments	(25)	(9)	(17)	(51)
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for State Street Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Balance at December 31, 2016	$37	$17	$2	$56

State Street Corporation | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense
Income tax expense (benefit) was $(22) million in 2016 compared to $318 million in 2015. Our effective tax rate in 2016 was (1.0)% compared to 13.8% in 2015. The 2016 benefit included a reduction in accrued tax expense attributable to retained foreign earnings and tax benefits from capital actions involving our overseas affiliates.
Income tax expense was $318 million in 2015 compared to $415 million in 2014. The decrease in tax expense was primarily due to deductions for litigation expense recorded in 2015. Our effective tax rate in 2015 was 13.8% compared to 17.1% in 2014 and included effects of the approval of a tax refund for prior years and the reduction of $61 million for an Italian deferred tax liability, partially offset by a change in New York tax law.
Additional information regarding income tax expense, including unrecognized tax benefits, and tax contingencies are provided in Notes 22 and 13, to the consolidated financial statements under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

Investment Servicing

TABLE 10: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Years Ended December 31,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(Dollars in millions, except where otherwise noted)	2016	2015	2014
Servicing fees	$5,073	$5,153	$5,108	(2)%	1%
Trading services	1,052	1,108	1,039	(5)	7
Securities finance	562	496	437	13	14
Processing fees and other	105	325	179	(68)	82
Total fee revenue	6,792	7,082	6,763	(4)	5
Net interest revenue	2,081	2,086	2,245	—	(7)
Gains (losses) related to investment securities, net	7	(6)	4	nm	nm
Total revenue	8,880	9,162	9,012	(3)	2
Provision for loan losses	10	12	10	(17)	20
Total expenses	6,660	6,990	6,648	(5)	5
Income before income tax expense	$2,210	$2,160	$2,354	2	(8)
Pre-tax margin	25%	24%	26%
Average assets (in billions)	$225.3	$246.6	$234.2

nm Not meaningful
Net interest revenue remained flat in 2016 compared to 2015, as discussed under “Net Interest Revenue" in “Consolidated Results of Operations - Total Revenue" in this Management's Discussion and Analysis.
Total expenses decreased 5% in 2016 compared to 2015, as discussed in more detail under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis and Note 21 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. In conjunction with that review, which is ongoing, we are implementing enhancements to our billing processes and reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. See Note 13 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Servicing Fees
Servicing fees decreased 2% in 2016 compared to 2015, primarily due to lower international market levels, net redemptions in the hedge funds that we service, and the effect of the strong U.S. dollar, partially offset by net new business.

Servicing fees generated outside the U.S. were approximately 42% of total servicing fees in each of 2016, 2015, and 2014.

TABLE 11: COMPONENTS OF ASSETS UNDER CUSTODY AND ADMINISTRATION
	As of December 31,
(Dollars in billions)	2016	2015	2014	2013	2012	2015-2016 Annual Growth Rate	2012-2016 Compound Annual Growth Rate
Mutual funds	$6,841	$6,768	$6,992	$6,811	$5,852	1%	4%
Collective funds	7,501	7,088	6,949	6,428	5,363	6	9
Pension products	5,584	5,510	5,746	5,851	5,339	1	1
Insurance and other products	8,845	8,142	8,501	8,337	7,817	9	3
Total	$28,771	$27,508	$28,188	$27,427	$24,371	5	4

TABLE 12: COMPOSITION OF ASSETS UNDER CUSTODY AND ADMINISTRATION
	As of December 31,
(Dollars in billions)	2016	2015	2014	2013	2012	2015-2016 Annual Growth Rate	2012-2016 Compound Annual Growth Rate
Equities	$15,833	$14,888	$15,876	$15,050	$12,276	6%	7%
Fixed-income	9,665	9,264	8,739	9,072	8,885	4	2
Short-term and other investments	3,273	3,356	3,573	3,305	3,210	(2)	—
Total	$28,771	$27,508	$28,188	$27,427	$24,371	5	4

TABLE 13: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
	As of December 31,
(In billions)	2016	2015	2014	2013	2012
North America	$21,544	$20,842	$21,217	$20,764	$18,463
Europe/Middle East/Africa	5,734	5,387	5,633	5,511	4,801
Asia/Pacific	1,493	1,279	1,338	1,152	1,107
Total	$28,771	$27,508	$28,188	$27,427	$24,371

(1) Geographic mix is based on the location in which the assets are serviced.
The increase in total assets under custody and administration as of December 31, 2016 compared to December 31, 2015 primarily resulted from stronger net new business and strengthening U.S. equity markets. Asset levels as of December 31, 2016 did not reflect the estimated $440 billion of new business in assets to be serviced, which was awarded to us in 2016 and prior periods but not installed prior to December 31, 2016. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods.
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

As a result of a decision to diversify providers, one of our large clients will move a portion of its assets, largely common trust funds, currently with State Street to another service provider. We expect to remain a significant service provider to this client. The transition will not be fully complete until 2018 and represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.

State Street Corporation | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Trading Services

TABLE 14: TRADING SERVICES REVENUE
	Years Ended December 31,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(Dollar in millions)	2016	2015	2014
Foreign exchange trading:
Direct sales and trading	$386	$410	$361	(6)%	14%
Indirect foreign exchange trading	268	280	246	(4)	14
Total foreign exchange trading	654	690	607	(5)	14
Brokerage and other trading services:
Electronic foreign exchange services	169	175	181	(3)	(3)
Other trading, transition management and brokerage	229	243	251	(6)	(3)
Total brokerage and other trading services	398	418	432	(5)	(3)
Total trading services revenue	$1,052	$1,108	$1,039	(5)	7
Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 14: Trading Services Revenue.
Foreign Exchange Trading Revenue
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
Total FX trading revenue decreased 5% in 2016 compared to 2015, primarily due to lower volumes. In 2015, significant market events in Europe and China stimulated trading activity, in contrast to 2016, which included reduced trading volumes during the first half of 2016 in advance of the U.K.'s referendum to exit from the European Union, or "Brexit." These decreases were partially offset by greater volumes and market-making activity in the fourth quarter of 2016 following the U.S. Presidential election. Total FX trading revenue comprises:

•
Direct sales and trading: We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 59% of total foreign exchange trading revenue in 2016 and 2015. Our direct sales and trading revenue decreased by 6% in 2016 compared to 2015. The decrease is primarily due to lower volumes.

•
Indirect FX trading: Clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 41% of total foreign exchange trading revenue in 2016 and 2015. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading. Our estimated indirect FX trading revenue decreased 4% in 2016 compared to 2015. The decrease mainly resulted from lower volumes.

Our clients that utilize indirect FX trading can, in addition to executing their FX transactions through dealers not affiliated with us, transition from indirect FX trading to either direct sales and trading execution, including our “Street FX” service, or to one

State Street Corporation | 66

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
Total brokerage and other trading services revenue decreased 5% in 2016 compared to 2015. Total brokerage and other trading services revenue comprises:

•
Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 3% in 2016 compared to 2015.

•	Other trading, transition management and brokerage revenue: Decreased 6% in 2016 compared to 2015, primarily due to lower revenues resulting from the sale of WM/Reuters in the second quarter of 2016.
Total brokerage and other trading services revenue decreased 3% in 2015 compared to 2014, primarily due to a decrease in transition management revenue, partially offset by an increase in other trading revenue.
In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the FCA in 2014 and the DOJ in 2017, the latter including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods. See Note 13 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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
See Table 10: Investment Servicing Line of Business Results, for the comparison of securities finance revenue in 2016, 2015 and 2014.
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
Securities finance revenue increased 13% in 2016 compared to 2015. Securities finance revenue increased 14% in 2015 compared to 2014. The increases in both years were primarily the result of growth in our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment may affect the volume of our securities lending activity and related revenue and profitability in future periods.

State Street Corporation | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of leased equipment and other assets, derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk, and amortization of our tax-advantaged investments.
Processing fees and other revenue, presented in Table 10: Investment Servicing Line of Business Results, decreased 68% in 2016 compared to 2015. The decrease was primarily due to a gain from the sale of commercial real estate and a gain from the final paydown of a commercial real estate loan in 2015, increased amortization related to the tax advantaged investment business, unfavorable valuation adjustments, and lower earnings from equity method investments. The decrease was partially offset by a pre-tax gain of $53 million on the sale of WM/Reuters in 2016.
Processing fees and other revenue increased 82% in 2015 compared to 2014. The increase was primarily due to the above noted commercial real estate sale and loan paydown.
Investment Management

TABLE 15: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Years Ended December 31,			% Change 2016 vs. 2015	% Change 2015 vs. 2014
(Dollars in millions, except where otherwise noted)	2016	2015	2014
Management fees	$1,292	$1,174	$1,207	10%	(3)%
Trading services	47	38	45	24	(16)
Processing fees and other	(15)	(16)	(5)	(6)	nm
Total fee revenue	1,324	1,196	1,247	11	(4)
Net interest revenue	3	2	15	50	(87)
Total revenue	1,327	1,198	1,262	11	(5)
Total expenses	1,218	962	960	27	—
Income before income tax expense	$109	$236	$302	(54)	(22)
Pre-tax margin	8%	20%	24%
Average assets (in billions)	$4.4	$3.9	$3.9

nm Not meaningful
Total revenue for our Investment Management Line of Business, presented in Table 15: Investment Management Line of Business Results, increased 11% in 2016 compared to 2015. Total fee revenue increased 11% in 2016 compared to 2015.
Total revenue and total fee revenue decreased 5% and 4%, respectively, in 2015 compared to 2014.
Total expenses increased in 2016 compared to

2015 primarily due to the incremental costs related to the acquisition of GEAM on July 1, 2016, in addition to the 2016 charge associated with an amendment of the terms of outstanding deferred cash-settled incentive compensation awards for employees below executive vice president to remove continued service requirements, thereby accelerating the future expense that would have been recognized over the remaining term of the awards had the continued service requirement not been removed. These increases were partially offset by savings related to State Street Beacon.
For further information about expenses, refer to "Expenses" in “Consolidated Results of Operations” included in this Management's Discussion and Analysis and Note 21 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
In July 2016, we completed our acquisition of GEAM in a cash transaction with a total purchase price of approximately $485 million. AUM associated with the acquired GEAM operations totaled $118 billion as of December 31, 2016. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.
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
Management fees increased 10% in 2016 compared to 2015, primarily due to the acquired GEAM operations for the second half of 2016 and a decline in money market fee waivers, partially offset by weaker international markets and the effect of the strong U.S. dollar.
Management fees decreased 3%, in 2015 compared to 2014, primarily due to the stronger U.S. dollar, offset by net new business.

State Street Corporation | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management fees generated outside the U.S. were approximately 32% of total management fees in 2016 compared to 35% and 37% in 2015 and 2014, respectively.

TABLE 16: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
	As of December 31,
(Dollars in billions)	2016	2015	2014	2013	2012	2015-2016 Annual Growth Rate	2012-2016 Compound Annual Growth Rate
Equity:
Active	$73	$32	$39	$42	$45	128%	13%
Passive	1,401	1,294	1,436	1,334	1,047	8	8
Total Equity	1,474	1,326	1,475	1,376	1,092	11	8
Fixed-Income:
Active	70	18	17	16	17	289	42
Passive	308	294	302	311	325	5	(1)
Total Fixed-Income	378	312	319	327	342	21	3
Cash(1)	333	368	399	385	369	(10)	(3)
Multi-Asset-Class Solutions:
Active	19	17	30	23	23	12	(5)
Passive	107	86	97	110	94	24	3
Total Multi-Asset-Class Solutions	126	103	127	133	117	22	2
Alternative Investments(2):
Active	28	17	17	14	18	65	12
Passive	129	119	111	110	148	8	(3)
Total Alternative Investments	157	136	128	124	166	15	(1)
Total	$2,468	$2,245	$2,448	$2,345	$2,086	10	4

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 17: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
	As of December 31,
(Dollars in billions)	2016	2015	2014	2013	2012	2015-2016 Annual Growth Rate	2012-2016 Compound Annual Growth Rate
Alternative Investments(2)	$42	$34	$38	$39	$79	24%	(15)%
Cash	2	3	1	1	1	(33)	19
Equity	426	350	388	325	227	22	17
Fixed-income	51	41	39	34	30	24	14
Total Exchange-Traded Funds	$521	$428	$466	$399	$337	22	12

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes SPDR® Gold Fund, for which State Street is not the investment manager, but acts as distribution agent.

TABLE 18: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
	As of December 31,
(In billions)	2016	2015	2014	2013	2012
North America	$1,691	$1,452	$1,568	$1,456	$1,288
Europe/Middle East/Africa	482	489	559	560	480
Asia/Pacific	295	304	321	329	318
Total	$2,468	$2,245	$2,448	$2,345	$2,086

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 19: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of December 31, 2013	$1,376	$327	$385	$133	$124	$2,345
Long-term institutional inflows(1)	285	80	—	43	13	421
Long-term institutional outflows(1)	(297)	(103)	—	(35)	(11)	(446)
Long-term institutional flows, net	(12)	(23)	—	8	2	(25)
ETF flows, net	31	5	—	—	(2)	34
Cash fund flows, net	—	—	19	—	—	19
Total flows, net	19	(18)	19	8	—	28
Market appreciation	113	27	—	(9)	11	142
Foreign exchange impact	(33)	(17)	(5)	(5)	(7)	(67)
Total market/foreign exchange impact	80	10	(5)	(14)	4	75
Balance as of December 31, 2014	1,475	319	399	127	128	2,448
Long-term institutional inflows(1)	277	62	—	51	33	423
Long-term institutional outflows(1)	(363)	(70)	—	(59)	(31)	(523)
Long-term institutional flows, net	(86)	(8)	—	(8)	2	(100)
ETF flows, net	(29)	5	1	—	(1)	(24)
Cash fund flows, net	—	—	(27)	—	—	(27)
Total flows, net	(115)	(3)	(26)	(8)	1	(151)
Market appreciation	(13)	3	—	(12)	16	(6)
Foreign exchange impact	(21)	(7)	(5)	(4)	(9)	(46)
Total market/foreign exchange impact	(34)	(4)	(5)	(16)	7	(52)
Balance as of December 31, 2015	1,326	312	368	103	136	2,245
Long-term institutional inflows(1)	244	90	—	48	13	395
Long-term institutional outflows(1)	(301)	(96)	—	(34)	(21)	(452)
Long-term institutional flows, net	(57)	(6)	—	14	(8)	(57)
ETF flows, net	37	9	—	—	6	52
Cash fund flows, net	—	—	(37)	—	—	(37)
Total flows, net	(20)	3	(37)	14	(2)	(42)
Market appreciation	140	10	—	9	14	173
Foreign exchange impact	(10)	(3)	(2)	(3)	(2)	(20)
Total market/foreign exchange impact	130	7	(2)	6	12	153
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468

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
The preceding table does not include approximately $9 billion of new asset management business which was awarded but not installed as of December 31, 2016. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of December 31, 2016 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

State Street Corporation | 70

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

TABLE 20: AVERAGE STATEMENT OF CONDITION(1)

	Years Ended December 31,
	2016	2015	2014
(In millions)	Average Balance	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$53,091	$69,753	$55,353
Securities purchased under resale agreements	2,558	3,233	4,077
Trading account assets	921	1,194	959
Investment securities	100,738	105,611	116,809
Loans and leases	19,013	17,948	15,912
Other interest-earning assets	22,863	22,717	15,944
Average total interest-earning assets	199,184	220,456	209,054
Cash and due from banks	3,157	2,460	4,139
Other non-interest-earning assets	27,386	27,516	24,908
Average total assets	$229,727	$250,432	$238,101
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$30,107	$30,819	$21,296
Non-U.S.	95,551	102,491	109,003
Total interest-bearing deposits	125,658	133,310	130,299
Securities sold under repurchase agreements	4,113	8,875	8,817
Federal funds purchased	31	21	20
Other short-term borrowings	1,666	3,826	4,177
Long-term debt	11,401	10,301	9,282
Other interest-bearing liabilities	5,394	6,471	7,351
Average total interest-bearing liabilities	148,263	162,804	159,946
Non-interest-bearing deposits	44,827	51,675	44,041
Other non-interest-bearing liabilities	14,742	14,626	12,935
Preferred shareholders’ equity	3,060	2,418	1,181
Common shareholders’ equity	18,835	18,909	19,998
Average total liabilities and shareholders’ equity	$229,727	$250,432	$238,101

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is included under "Net Interest Revenue" in “Consolidated Results of Operations - Total Revenue ” in this Management's Discussion and Analysis.

State Street Corporation | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Investment Securities

TABLE 21: CARRYING VALUES OF INVESTMENT SECURITIES
	As of December 31,
(In millions)	2016	2015	2014
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,263	$5,718	$10,655
Mortgage-backed securities	13,257	18,165	20,714
Asset-backed securities:
Student loans(1)	5,596	7,176	12,460
Credit cards	1,351	1,341	3,053
Sub-prime	272	419	951
Other	905	1,764	4,145
Total asset-backed securities	8,124	10,700	20,609
Non-U.S. debt securities:
Mortgage-backed securities	6,535	7,071	9,606
Asset-backed securities	2,516	3,267	3,226
Government securities	5,836	4,355	3,909
Other	5,613	4,834	5,428
Total non-U.S. debt securities	20,500	19,527	22,169
State and political subdivisions	10,322	9,746	10,820
Collateralized mortgage obligations	2,593	2,987	5,339
Other U.S. debt securities	2,469	2,624	4,109
U.S. equity securities	42	39	39
Non-U.S. equity securities	3	3	2
U.S. money-market mutual funds	409	542	449
Non-U.S. money-market mutual funds	16	19	8
Total	$61,998	$70,070	$94,913

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$17,527	$20,878	$5,114
Mortgage-backed securities	10,334	610	62
Asset-backed securities:
Student loans(1)	2,883	1,592	1,814
Credit cards	897	897	897
Other	35	366	577
Total asset-backed securities	3,815	2,855	3,288
Non-U.S. debt securities:
Mortgage-backed securities	1,150	2,202	3,787
Asset-backed securities	531	1,415	2,868
Government securities	286	239	154
Other	113	65	72
Total non-U.S. debt securities	2,080	3,921	6,881
State and political subdivisions	—	1	9
Collateralized mortgage obligations	1,413	1,687	2,369
Total	$35,169	$29,952	$17,723

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) At amortized cost or fair value on the date of transfer from available-for- sale.

Additional information about our investment securities portfolio is provided in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
In the fourth quarter of 2016, $4.9 billion of Agency MBS and Student Loan ABS previously classified as AFS were transferred to HTM and in the fourth quarter of 2015, $7.1 billion of U.S. Treasuries previously classified as AFS were transferred to HTM. Both transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $87 million and $89 million as of December 31, 2016 and 2015, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 7 to 49 years).
Approximately 91% of the carrying value of the portfolio was rated “AAA” or “AA” as of December 31, 2016 and 92% as of December 31, 2015.

TABLE 22: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	December 31, 2016	December 31, 2015
AAA(1)	78%	80%
AA	13	12
A	5	5
BBB	3	2
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of December 31, 2016, the investment portfolio of 12,080 securities was diversified with respect to asset class. Approximately 52% of the aggregate carrying value of the portfolio as of December 31, 2016 was composed of mortgage-backed and asset-backed securities, compared to 51% as of December 31, 2015. The asset-backed securities portfolio, of which approximately 93% and 92% of the carrying value as of December 31, 2016 and December 31, 2015, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed

State Street Corporation | 72

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of December 31, 2016, we held approximately $972 million of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $11 million, composed primarily of gross unrealized gains. Comparatively, as of December 31, 2015, we held approximately $2.10 billion of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $43 million, composed of gross unrealized gains of $46 million and gross unrealized losses of $3 million. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
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

State Street Corporation | 73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Non-U.S. Debt Securities
Approximately 23% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of December 31, 2016 and 2015.

TABLE 23: NON-U.S. DEBT SECURITIES
	As of December 31,
(In millions)	2016	2015
Available-for-sale:
United Kingdom	$5,093	$5,754
Australia	4,272	3,316
Canada	2,989	2,400
Japan	1,388	1,348
Netherlands	1,283	1,839
France	1,013	954
Germany	713	990
Italy	676	389
Hong Kong	664	—
South Korea	634	1,052
Norway	508	524
Belgium	360	234
Spain	266	150
Finland	223	319
Sweden	188	123
Other(1)	230	135
Total	$20,500	$19,527
Held-to-maturity:
United Kingdom	$504	$1,067
Netherlands	473	684
Australia	374	917
Germany	329	832
Singapore	180	129
Other(2)	220	292
Total	$2,080	$3,921

(1) Included approximately $164 million and $55 million as of December 31, 2016 and December 31, 2015, respectively, related to Ireland, Portugal and Austria, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $178 million and $265 million as of December 31, 2016 and December 31, 2015, respectively, related to Spain, Italy, Portugal and Norway, all of which were related to mortgage-backed securities and auto loans.
Approximately 88% and 89% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of December 31, 2016 and December 31, 2015, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of December 31, 2016 and December 31, 2015, approximately 65% and 70%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.

As of December 31, 2016, our non-U.S. debt securities had an average market-to-book ratio of 100.5%, and an aggregate pre-tax net unrealized gain of approximately $119 million, composed of gross unrealized gains of $153 million and gross unrealized losses of $34 million. These unrealized amounts included a pre-tax net unrealized gain of $60 million, composed of gross unrealized gains of $79 million and gross unrealized losses of $19 million, associated with non-U.S. debt securities available-for- sale.
As of December 31, 2016, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included Australian, Dutch and U.K. prime mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt. The securities listed under “South Korea” were composed of South Korean government securities.

State Street Corporation | 74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Municipal Obligations
We carried approximately $10.32 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of December 31, 2016 as shown in Table 21: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.25 billion of credit and liquidity facilities to municipal issuers.

TABLE 24: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of December 31, 2016
State of Issuer:
Texas	$1,781	$1,685	$3,466	18%
California	523	2,298	2,821	14
New York	740	1,293	2,033	10
Massachusetts	916	1,071	1,987	10
Washington	708	234	942	5
Maryland	488	411	899	5
Total	$5,156	$6,992	$12,148

As of December 31, 2015
State of Issuer:
Texas	$1,250	$1,962	$3,212	17%
California	444	2,220	2,664	14
New York	817	1,259	2,076	11
Massachusetts	927	731	1,658	9
Maryland	454	413	867	5
Total	$3,892	$6,585	$10,477

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.57 billion and $18.50 billion across our businesses as of December 31, 2016 and December 31, 2015, respectively.
(2) Includes municipal loans which are also presented within Table 27.

Our aggregate municipal securities exposure presented in Table 24: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of December 31, 2016. As of that date, approximately 51% and 43% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
Additional information with respect to our assessment of other-than-temporary impairment of our municipal securities is provided in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 25: CONTRACTUAL MATURITIES AND YIELDS

As of December 31, 2016	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale(1):
U.S. Treasury and federal agencies:
Direct obligations	$2,722	0.77%	$1,114	1.91%	$44	3.09%	$383	2.28%
Mortgage-backed securities	213	3.20	1,533	2.56	3,022	3.41	8,489	2.98
Asset-backed securities:
Student loans	590	1.55	3,181	1.36	757	1.46	1,068	1.69
Credit cards	4	0.75	1,052	1.55	295	1.96	—	—
Sub-prime	3	1.73	1	2.20	2	1.40	266	1.52
Other	1	1.11	21	0.92	883	2.42	—	—
Total asset-backed securities	598		4,255		1,937		1,334
Non-U.S. debt securities:
Mortgage-backed securities	1,301	2.28	3,339	1.08	731	1.24	1,164	2.87
Asset-backed securities	289	0.66	1,877	0.46	346	1.06	4	2.07
Government securities	4,372	0.55	987	0.97	477	1.29	—	—
Other	1,901	1.48	3,304	0.95	408	1.60	—	—
Total non-U.S. debt securities	7,863		9,507		1,962		1,168
State and political subdivisions(2)	509	4.76	2,347	5.01	5,548	6.25	1,918	6.32
Collateralized mortgage obligations	2	1.15	44	2.73	871	3.05	1,676	3.26
Other U.S. debt securities	508	3.89	1,003	4.25	922	2.29	36	1.44
Total	$12,415		$19,803		$14,306		$15,004

Held-to-maturity(1):
U.S. Treasury and federal agencies:
Direct obligations	$400	0.75%	$14,888	2.11%	$2,167	1.73%	$72	0.83%
Mortgage-backed securities	—	—	193	2.57	1,536	2.89	8,605	2.88
Asset-backed securities:
Student loans	442	1.22	201	1.53	349	1.16	1,891	1.43
Credit cards	99	0.79	798	1.17	—	—	—	—
Other	7	1.12	18	2.27	8	1.12	2	1.34
Total asset-backed securities	548		1,017		357		1,893
Non-U.S. debt securities:
Mortgage-backed securities	148	1.22	339	0.56	47	2.63	616	1.02
Asset-backed securities	163	0.05	368	0.57	—	—	—	—
Government securities	180	1.04	106	0.25	—	—	—	—
Other	71	2.02	42	0.01	—	—	—	—
Total non-U.S. debt securities	562		855		47		616
Collateralized mortgage obligations	102	2.92	23	2.97	488	1.77	800	2.07
Total	$1,612		$16,976		$4,595		$11,986

(1) The maturities of mortgage-backed securities, asset-backed securities and collateralized mortgage obligations are based on expected principal payments.
(2) Yields were calculated on a fully taxable-equivalent basis, using applicable federal and state income tax rates.

State Street Corporation | 76

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
The change in the net unrealized gain/(loss) position as of December 31, 2016 compared to December 31, 2015, presented in Table 26: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to higher interest rates.

TABLE 26: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	December 31, 2016			December 31, 2015
(In millions)	Amortized Cost	Net Unrealized Gain (Losses)	Fair Value	Amortized Cost	Net Unrealized Gain (Losses)	Fair Value
Available-for-sale(1)	$62,056	$(58)	$61,998	$69,843	$227	$70,070
Held-to-maturity(1)	35,169	(175)	34,994	29,952	(154)	29,798
Total investment securities	$97,225	$(233)	$96,992	$99,795	$73	$99,868
Net after-tax unrealized gain (loss)		$(140)			$44

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
We recorded net losses from OTTI of $2 million and $1 million in 2016 and 2015, respectively. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $820 million as of December 31, 2016 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and Italy takes into account the outcome from the Brexit referendum and the Italian constitutional referendum, and assumes no disruption of payments on these securities.
Our evaluation of potential OTTI of mortgage-backed securities with collateral in Spain, Italy, Ireland, and Portugal takes into account slow economic growth, austerity measures, and government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment. Our baseline view assumes a recessionary period characterized by high unemployment and by additional declines in housing prices between 3% and 23%. Our evaluation of OTTI in our base case does not assume a disorderly sovereign debt restructuring or a break-up of the Eurozone.

State Street Corporation | 77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Loans and Leases

TABLE 27: U.S. AND NON- U.S. LOANS AND LEASES
	As of December 31,
(In millions)	2016	2015	2014	2013	2012
Domestic:
Commercial and financial	$16,412	$15,899	$14,515	$10,305	$9,265
Commercial real estate	27	28	28	209	411
Lease financing	338	337	335	339	380
Total domestic	16,777	16,264	14,878	10,853	10,056
Non-U.S.:
Commercial and financial	2,476	1,957	2,653	1,877	1,467
Lease financing	504	578	668	756	784
Total non-U.S.	2,980	2,535	3,321	2,633	2,251
Total loans and leases	$19,757	$18,799	$18,199	$13,486	$12,307
Average loans and leases	$19,013	$17,948	$15,912	$13,781	$11,610
The increase in loans in the commercial and financial segment as of December 31, 2016 compared to December 31, 2015 was primarily driven by higher levels of senior secured bank loans and loans to municipalities.
As of December 31, 2016 and December 31, 2015, our investment in senior secured loans totaled approximately $3.5 billion and $3.1 billion, respectively. In addition, we had binding unfunded commitments as of December 31, 2016 and December 31, 2015 of $76 million and $186 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework (refer to Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in this Form 10-K), are externally rated “BBB,” “BB” or “B,” with approximately 92% and 93% of the loans rated “BB” or “B” as of December 31, 2016 and December 31, 2015, respectively. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $1.4 billion and $1.0 billion as of December 31, 2016 and December 31, 2015, respectively.
As of December 31, 2016 and December 31, 2015, unearned income deducted from our investment in leveraged lease financing was $94 million and $102 million, respectively, for U.S. leases and $192 million and $231 million, respectively, for non-U.S. leases.
Additional information about all of our loan-and-lease segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
No loans, including CRE loans, were modified in troubled debt restructurings in 2016 or 2015.

TABLE 28: CONTRACTUAL MATURITIES FOR LOANS AND LEASES
	As of December 31, 2016
(In millions)	Total	Under 1 Year	1 to 5 Years	Over 5 Years
Domestic:
Commercial and financial	$16,412	$9,508	$5,028	$1,876
Commercial real estate	27	27	—	—
Lease financing	338	67	69	202
Total domestic	16,777	9,602	5,097	2,078
Non-U.S.:
Commercial and financial	2,476	1,510	821	145
Lease financing	504	117	86	301
Total non-U.S.	2,980	1,627	907	446
Total loans and leases	$19,757	$11,229	$6,004	$2,524

TABLE 29: CLASSIFICATION OF LOAN AND LEASE BALANCES DUE AFTER ONE YEAR
(In millions)	As of December 31, 2016
Loans and leases with predetermined interest rates	$3,336
Loans and leases with floating or adjustable interest rates	5,192
Total	$8,528

State Street Corporation | 78

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 30: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Years Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Allowance for loan and lease losses:
Beginning balance	$46	$38	$28	$22	$22
Provision for loan and lease losses(1)	10	12	10	6	(3)
Charge-offs(2)	(3)	(4)	—	—	—
Recoveries(3)	—	—	—	—	3
Ending balance	$53	$46	$38	$28	$22

(1) The provision for loan and lease losses is related to commercial and financial loans in 2016, 2015, 2014 and 2013. The $(3) million provision related to CRE loans in 2012.
(2) The charge-offs are related to commercial and financial loans.
(3) Includes $3 million in recoveries related to CRE loans for 2012.
The provision of $10 million and the charge-offs of $3 million recorded in 2016 were associated with our exposure to senior secured loans to non-investment grade institutional borrowers, which were purchased in connection with our participation in syndicated loans.
As of December 31, 2016 and December 31, 2015, approximately $44 million and $35 million, respectively, of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $9 million and $11 million as of December 31, 2016 and December 31, 2015, respectively, were related to other components of commercial and financial loans.
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
The cross-border outstandings presented in Table 31: Cross-Border Outstandings, represented approximately 28%, 25% and 17% of our consolidated total assets as of December 31, 2016, 2015 and 2014, respectively.

TABLE 31: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
December 31, 2016
United Kingdom	$18,712	$1,761	$20,473
Japan	17,922	1,171	19,093
Germany	13,812	484	14,296
Australia	5,122	986	6,108
Luxembourg	3,389	762	4,151
Canada	3,179	781	3,960
December 31, 2015
United Kingdom	$16,965	$1,589	$18,554
Japan	17,328	87	17,415
Germany	12,111	569	12,680
Australia	4,035	292	4,327
Canada	3,156	1,113	4,269
Luxembourg	3,034	514	3,548
December 31, 2014
United Kingdom	$15,288	$1,769	$17,057
Japan	9,465	644	10,109
Australia	5,981	1,039	7,020
Netherlands	4,425	330	4,755
Canada	3,227	974	4,201
Germany	3,075	792	3,867

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.

State Street Corporation | 79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.84 billion and $2.38 billion to France and Netherlands, respectively. As of December 31, 2015, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.20 billion to Netherlands. As of December 31, 2014, there were no countries whose aggregate cross-border outstandings amounted to between 0.75% and 1% of our total consolidated assets.
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
Many of these risks, as well as certain factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail under Item 1A, Risk Factors, of this Form 10-K.
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
The risk appetite framework describes the level and types of risk that we are willing to accommodate in executing our business strategy, and also serves as a guide in setting risk limits across our business units. In addition to our risk appetite framework, we use stress testing as another important tool in our risk management practice. Additional information with respect to our stress testing process and practices is provided under “Capital” under Item 7, Management's Discussion and Analysis, of this Form 10-K.

State Street Corporation | 80

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 81

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Management Risk Governance Committee Structure

Executive Management Committees:

Management Risk and Capital Committee (MRAC)		Business Conduct Risk Committee (BCRC)	Technology and Operational Risk Committee (TORC)

Risk Committees:

Asset-Liability Committee (ALCO)	Credit Risk and Policy Committee (CRPC)	Fiduciary Review Committee	Operational Risk Committee	Technology Risk Governance Committee

Trading and Market Risk Committee (TMRC)	Basel Oversight Committee (BOC)	New Business and Product Approval Committee	Executive Continuity Steering Committee	Executive Information Security Committee

Recovery and Resolution Planning Executive Review Board	Model Risk Committee (MRC)	Compliance and Ethics Committee	Third Party Risk Management Steering Committee	Access Control Board

CCAR Steering Committee	SSGA Risk Committee	Legal Entity Oversight Committee	Business Controls Steering Committee	Global Transitions Oversight Committee

Country Risk Committee			Data Governance Board
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

State Street Corporation | 82

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
BCRC provides additional risk governance and leadership, by overseeing our business practices in terms of our compliance with laws, regulations and our standards of business conduct, our commitments to clients and others with whom we do business, and potential reputational risks. Management considers adherence to high ethical standards to be critical to the success of our business and to our reputation. The BCRC is co-chaired by our CAO and our Chief Legal Officer.
TORC oversees and assesses the effectiveness of corporate-wide technology and operational risk management programs, to manage and control technology and operational risk consistently across the organization. TORC is co-chaired by the Chief Administrative Officer and the Chief Information Officer.
Risk Committees
The following risk committees, under the oversight of the respective executive management committees, have focused responsibilities for oversight of specific areas of risk management:

State Street Corporation | 83

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

•	The Recovery and Resolution Planning Executive Review Board oversees the development of recovery and resolution plans as required by banking regulators;

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

State Street Corporation | 84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

•
The Operational Risk Committee, along with the support of regional business or entity-specific working groups and committees, is responsible for oversight of our operational risk programs, including determining that the implementation of those programs is designed to identify, manage, and control operational risk in an effective and consistent manner across the firm;

•
The Business Controls Steering Committee is responsible for overseeing and monitoring the execution and ongoing monitoring of our program of enhanced business controls practices across the organization;

•
The Global Transitions Oversight Committee is responsible for establishing a framework to monitor and oversee transitions between and among State Street legal entities against State Street resolvability principles, to monitor compliance with that framework to support optimization of State Street’s global operating footprint through increased consistency, transparency and sharing of best practices among State Street legal entities, and to serve as a forum for review and discussion of issues impacting internal transitions among State Street legal entities; and

•
The Data Governance Board is responsible for overseeing State Street’s data governance vision, strategies and priorities and ensuring alignment of data governance policies and practices with corporate strategy and with State Street’s obligations to comply with data-related regulations.

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

State Street Corporation | 85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 86

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We generally rate our counterparties individually, although a small number of accounts defined by us as low-risk are rated on a pooled basis. We evaluate and rate the credit risk of our counterparties on an ongoing basis.
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
Collateral
In many parts of our business, we regularly require or agree for collateral to be received from or provided to clients and counterparties in connection with contracts that incur credit risk. In our trading businesses, this collateral is typically in the form of cash and highly-rated securities (government securities and other bonds or equity securities). Credit risks in our non-trading and securities finance businesses are also often secured by bonds and equity securities and by other types of assets. Collateral serves to reduce the risk of loss inherent in an exposure by improving the prospect of recovery in the event of a counterparty default. However, rapidly changing market values of the collateral we hold, unexpected increases in the credit exposure to a client or counterparty, reductions in the value or change in the type of securities held by us, as well as operational errors or errors in the manner in which we seek to exercise our rights, may reduce the risk mitigation effects of collateral or result in other security interests not being effective to reduce potential credit exposure. While collateral is often an alternative source of repayment, it generally does not replace the requirement within our policies and guidelines for high-quality underwriting standards. We also may choose to incur credit exposure without the benefit of collateral or other risk mitigating credits rights.
Our credit risk guidelines require that the collateral we accept for risk mitigation purposes is of high quality, can be reliably valued and can be liquidated if or when required. Generally, when collateral is of lower quality, more difficult to value or more challenging to liquidate, higher discounts to

State Street Corporation | 87

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
Netting
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
Guarantees
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

State Street Corporation | 88

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 89

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
Reserve for Credit Losses
We maintain an allowance for loan and lease losses to support our on-balance sheet credit exposures. We also maintain a reserve for unfunded commitments and letters of credit to support our off-balance credit exposure. The two components together represent the reserve for credit losses. Review and evaluation of the adequacy of the reserve for credit losses is ongoing throughout the year, but occurs at least quarterly, and is based, among other factors, on our evaluation of the level of risk in the portfolio, the volume of adversely classified loans, previous loss experience, current trends, and economic conditions and their effect on our counterparties. Additional information about the allowance for loan and lease losses is provided in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the parent company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our parent company is managed to a more conservative liquidity profile, reflecting narrower market access. Our parent company typically holds enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of December 31, 2016, the value of our parent company's net liquid assets totaled $3.64 billion, compared with $5.73 billion as of December 31, 2015. As of December 31, 2016, our parent company has approximately $450 million of senior notes outstanding that will mature in the next twelve months.
Based on our level of consolidated liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current universal shelf registration, management considers our overall liquidity as of December 31, 2016 to be sufficient to meet its current commitments and business needs, including accommodating the transaction and cash management needs of its clients.
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

State Street Corporation | 90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities of asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $100.93 billion and $109.39 billion as of December 31, 2016 and December 31, 2015, respectively.

TABLE 32: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	December 31, 2016	December 31, 2015
Excess Central Bank Balances	$65,790	$66,063
U.S. Treasuries	15,821	22,518
Other Investment securities	13,753	16,952
Foreign government	5,561	3,861
Total	$100,925	$109,394

State Street Corporation | 91

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of December 31, 2016, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $65.79 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $66.06 billion as of December 31, 2015. The lower levels of deposits with central banks as of December 31, 2016 compared to December 31, 2015 was due to normal deposit volatility. The decrease in other investment securities as of December 31, 2016 compared to December 31, 2015, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of December 31, 2016 and December 31, 2015, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $38.23 billion as of December 31, 2016, compared to $41.00 billion as of December 31, 2015. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Measures of liquidity include LCR, NSFR and TLAC which are described in "Supervision and Regulation" included under Item 1, Business, of this Form 10-K.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $28.15 billion and $26.57 billion as of December 31, 2016 and December 31, 2015, respectively. These amounts do not reflect the value of any collateral. As of December 31, 2016, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
Information about our resolution planning and the impact actions under our resolution plans could have on our liquidity is provided in "Supervision and Regulation," included under Item 1,Business, of this Form 10-K.
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

TABLE 33: CLIENT DEPOSITS
			Average Balance
	December 31,		Years Ended December 31,
(In millions)	2016	2015	2016	2015
Client deposits(1)	$176,693	$177,907	$156,029	$171,425

(1) Balance as of December 31, 2016 and December 31, 2015 excluded term wholesale CDs of $10.47 billion and $13.72 billion, respectively; average balances in 2016 and 2015 excluded average CDs of $14.46 billion and $13.56 billion, respectively.
Short-Term Funding
We phased out our commercial paper program prior to December 31, 2015, consistent with the objectives of our 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act. Accordingly, we had no commercial paper outstanding as of December 31, 2016 or December 31, 2015.
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through

State Street Corporation | 92

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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.40 billion and $4.50 billion as of December 31, 2016 and December 31, 2015, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.04 billion as of December 31, 2016, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2016, there was no balance outstanding on this line of credit.
Long-Term Funding
As of December 31, 2016, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2016, $4 billion was available for issuance pursuant to this authority. As of December 31, 2016, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these arrangements by determining the collateral or termination payments that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is disclosed in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

State Street Corporation | 93

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 34: CREDIT RATINGS
As of December 31, 2016
	Standard & Poor’s	Moody’s Investors Service	Fitch	Dominion Bond Rating Service
State Street:
Senior debt	A	A1	AA-	AA (Low)
Subordinated debt	A-	A2	A+	A (High)
Junior subordinated debt	BBB	A3	BBB+	A (High)
Preferred stock	BBB	Baa1	BBB	A (Low)
Outlook	Stable	Stable	Stable	Stable
State Street Bank:
Short-term deposits	A-1+	P-1	F1+	R-1 (High)
Long-term deposits	AA-	Aa1	AA+	AA
Senior debt/Long-term issuer	AA-	Aa3	AA	AA
Subordinated debt	A	Aa3	A+	AA (Low)
Outlook	Stable	Stable	Stable	Stable
Contractual Cash Obligations and Other Commitments
The long-term contractual cash obligations included within Table 35: Long-Term Contractual Cash Obligations were recorded in our consolidated statement of condition as of December 31, 2016, except for operating leases and the interest portions of long-term debt and capital leases.

TABLE 35: LONG-TERM CONTRACTUAL CASH OBLIGATIONS
	PAYMENTS DUE BY PERIOD
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt(1) (2)	$11,137	$450	$1,423	$3,155	$6,109
Operating leases	1,149	205	323	241	380
Capital lease obligations(2)	325	57	99	90	79
Total contractual cash obligations	$12,611	$712	$1,845	$3,486	$6,568

(1) Long-term debt excludes capital lease obligations (presented as a separate line item) and the effect of interest-rate swaps. Interest payments were calculated at the stated rate with the exception of floating-rate debt, for which payments were calculated using the indexed rate in effect as of December 31, 2016.
(2) Additional information about contractual cash obligations related to long-term debt and operating and capital leases is provided in Notes 9 and 20 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Our consolidated statement of cash flows, also included under Item 8 of this Form 10-K, provides additional liquidity information.
Total contractual cash obligations shown in Table 35: Long-Term Contractual Cash Obligations, do not include:

•
Obligations which will be settled in cash, primarily in less than one year, such as client deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings. Additional information about deposits, federal funds purchased, securities sold under repurchase agreements and other short-term borrowings is provided in Notes 8 and 9 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

•	Obligations related to derivative instruments because the derivative-related amounts recorded in our consolidated statement of condition as of December 31, 2016 did not represent the amounts that may ultimately be paid under the contracts upon settlement. Additional information about our derivative instruments is provided in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K. We have obligations under pension and other post-retirement benefit plans, more fully described in Note 19 to the consolidated financial statements included under Item 8 of this Form 10-K, which are not included in Table 35: Long-Term Contractual Cash Obligations.

State Street Corporation | 94

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 36: OTHER COMMERCIAL COMMITMENTS
	DURATION OF COMMITMENT
(In millions)	Total amounts committed(1)	Less than 1 year	1-3 years	4-5 years	Over 5 years
Indemnified securities financing	$360,452	$360,452	$—	$—	$—
Stable value protection(2)	27,182	27,182	—	—	—
Unfunded credit facilities	28,154	18,403	5,823	3,862	66
Standby letters of credit	3,459	836	2,234	389	—
Purchase obligations(3)	235	55	62	45	73
Total commercial commitments	$419,482	$406,928	$8,119	$4,296	$139

(1) Total amounts committed reflect participations to independent third parties, if any.
(2) The stable value commitments do not have a contractual maturity date; however, the agreements may generally be terminated by State Street at any time upon settlement of any outstanding payment obligations. Refer to Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information.
(3) Amounts represent obligations pursuant to legally binding agreements, where we have agreed to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time.
Additional information about the commitments presented in Table 36: Other Commercial Commitments, except for purchase obligations, is provided in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Operational Risk Management
Overview
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk encompasses fiduciary risk and legal risk. Fiduciary risk is defined as the risk that State Street fails to properly exercise its fiduciary duties in its provision of products or services to clients. Legal risk is the risk of loss resulting from failure to comply with laws and contractual obligations as well as prudent ethical standards in business practices in addition to exposure to litigation from all aspects of State Street’s activities.
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

State Street Corporation | 95

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 96

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
The primary measurement tool used is an internally developed loss distribution approach model, referred to as the LDA model. We use the LDA model to quantify required operational risk capital, from which we calculate RWA related to operational risk. Such required capital and RWA totaled $3.57 billion and $44.58 billion, respectively, as of December 31, 2016; refer to the "Capital" section in "Financial Condition," of this Management's Discussion and Analysis.
The LDA model incorporates the four required operational risk elements described below:

•
Internal loss event data is collected from across State Street in conformity with our operating loss policy that establishes the requirements for collecting and reporting individual loss events. We categorize the data into seven Basel-defined event types and further subdivide the data by business unit, as deemed appropriate. Each of these loss events are represented in a UOM which is used to estimate a specific amount of capital required for the types of loss events that fall into each specific category. Some UOMs are measured at the corporate level because they are not “business specific,” such as damage to physical assets, where the cause of an event is not primarily driven by the behavior of a single business unit. Internal losses of $500 or greater are captured, analyzed and included in the modeling approach. Loss event data is collected using a corporate-wide data collection tool, which stores the data in a Loss Event Data Repository, referred to as the LEDR, to support processes related to analysis, management reporting and the calculation of required capital. Internal loss event data provides State Street-specific frequency and severity information to our capital calculation process for historical loss events experienced by State Street. Internal loss event data may be incorporated into our LDA model in a future quarter following the realization of the losses, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our LDA model and our operational risk RWA under the advanced approaches depending on the severity of the loss event, its categorization among the seven Basel-defined UOMs and the stability of the distributional approach for a particular UOM.

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

State Street Corporation | 97

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Effectiveness and Testing
The objective of effectiveness and testing is to verify that internal controls are designed appropriately, are consistent with corporate and regulatory standards, and are operating effectively. It is achieved through a series of assessments by both internal and external parties, including Corporate Audit, independent registered public accounting firms, business self-assessments and other control function reviews, such as a SOX testing program.
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

State Street Corporation | 98

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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of December 31, 2016, the notional amount of these derivative contracts was $1.45 trillion, of which $1.42 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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

State Street Corporation | 99

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
We use our CAP to assess our overall capital and liquidity in relation to our risk profile and provide a comprehensive strategy for maintaining appropriate capital and liquidity levels. With respect to market risk associated with trading activities, our risk management and our calculations of regulatory capital are based primarily on our internal VaR models and stress testing analysis. As discussed in detail under “Value-at-Risk” below, VaR is measured daily by ERM.
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

State Street Corporation | 100

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

State Street Corporation | 101

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 102

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
We experienced one back-testing exception in 2016 and one back-testing exception in 2015. In reference to the 2016 exception, the trading P&L that day exceeded the VaR based on the prior day’s closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, primarily attributable to U.S. GDP growth rate being lower than expected and market reaction to Bank of Japan’s decision to leave the interest rate unchanged. In reference to the 2015 exception, the trading P&L that day exceeded the VaR based on the prior day’s closing positions, following a large depreciation in the U.S. dollar against several major and emerging market currencies, which depreciation can be attributed to a decision and related statements by the Federal

Reserve’s Federal Open Market Committee to hold interest rates at current levels.
Our model validation process also evaluates the integrity of our VaR models through the use of regular outcome analysis. This outcome analysis includes back-testing, which compares the VaR model's predictions to actual outcomes using out-of-sample information. MVG examined back testing results for the market risk regulatory capital model used for 2016. Consistent with regulatory guidance, the back-testing compared “clean” P&L, defined above, with the one-day VaR produced by the model. The back-testing was performed for a time period not used for model development. The number of occurrences where “clean” trading-book P&L exceeded the one-day VaR was within our expected VaR tolerance level.
Market Risk Reporting
Our ERM market risk management group is responsible for market risk monitoring and reporting. We use a variety of systems and controlled market feeds from third-party services to compile data for several daily, weekly, and monthly management reports.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended December 31, 2016 and September 30, 2016, and as of December 31, 2016 and September 30, 2016, as measured by our VaR methodology:

TABLE 37: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended December 31, 2016			Quarter Ended September 30, 2016			As of December 31, 2016	As of September 30, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$8,307	$15,847	$3,048	$7,594	$14,160	$4,215	$4,088	$9,393
Global Treasury	527	756	333	563	762	399	756	584
Total VaR	$8,285	$15,723	$2,970	$7,497	$14,048	$4,124	$3,938	$9,746

TABLE 38: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended December 31, 2016			Quarter Ended September 30, 2016			As of December 31, 2016	As of September 30, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$36,168	$52,057	$18,883	$35,056	$56,298	$20,763	$26,811	$41,487
Global Treasury	10,275	13,868	7,030	11,080	15,123	7,611	11,342	10,283
Total Stressed VaR	$38,645	$55,899	$20,646	$37,194	$53,771	$23,077	$28,624	$45,019

State Street Corporation | 103

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The twelve month average of our stressed VaR-based measure was approximately $39 million for the quarter ended December 31, 2016, compared to an average of approximately $37 million for the quarter ended September 30, 2016.
The decline in the total VaR and stressed VaR-based measures as of December 31, 2016, compared to September 30, 2016, was driven mainly by lower end of day foreign exchange positions on December 31, 2016 compared to September 30, 2016.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of December 31, 2016 and September 30, 2016. The totals of the VaR-based and stressed VaR-based measures for the three attributes for each VaR and stressed-VaR component exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 39: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2016			As of September 30, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$3,279	$3,281	$102	$7,198	$4,407	$160
Global Treasury	220	737	—	184	576	—
Total VaR	$3,269	$3,004	$102	$7,082	$4,589	$160

TABLE 40: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of December 31, 2016			As of September 30, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$5,026	$36,563	$111	$23,236	$47,093	$183
Global Treasury	258	11,597	—	229	10,310	—
Total Stressed VaR	$5,056	$36,592	$111	$22,837	$43,256	$183

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
We manage interest rate risk on a consolidated basis using two different, but complementary, approaches. NIR sensitivity is a short-term, earnings-based simulation that measures re-pricing mismatches on the balance sheet. It compares our baseline view of NIR over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. The baseline NIR forecast includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. In our interest rate shocks, investment portfolio balances can fluctuate with the level of rates as prepayment

State Street Corporation | 104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

assumptions change, however deposit balances remain consistent with the baseline. On the other hand, economic value of equity sensitivity is a discounted cash flow model designed to estimate the change in fair value of assets and liabilities under a series of immediate interest rate shocks. It measures the duration mismatch of the spot balance sheet only and does not include the impact of new business.
While there are clear differences between NIR and EVE sensitivity, there are several important similarities. First, both measures utilize consistent data and assumptions when modeling positions currently held on the balance sheet. Second, each approach assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance (and thus provides a conservative view of interest rate risk). NIR and EVE sensitivity metrics are continuously monitored as market conditions change and managed within internally-approved risk limits and guidelines.
Net Interest Revenue at Risk
In the table below, we report the expected change in net interest revenue over the next twelve months from +/-100 basis point instantaneous and gradual parallel rate shocks. Note that in each scenario, all currencies interest rates are shifted higher or lower. For the two gradual parallel rate scenarios, or interest rate ramps, the change in rates is applied evenly throughout the horizon. In each scenario, we assume no change in client behavior as a result of the changes in interest rates.
We also routinely measure NIR sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 basis point instantaneous shock, the majority of the benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 basis point instantaneous shock, approximately 60% of the benefit is driven by U.S. rates.

TABLE 41: NIR SENSITIVITY
(In millions)	December 31, 2016	December 31, 2015
Rate change:	Exposure/Benefit
+100 bps shock	$585	$471
–100 bps shock	(265)	(181)
+100 bps ramp	284	198
–100 bps ramp	(161)	(96)
Other important factors which affect the levels of NIR are the size and mix of assets carried in our consolidated statement of condition; asset and liability spreads; the slope and interest-rate level of U.S. and non-U.S. dollar yield curves and the relationship between them; the pace of change in global market interest rates; and management actions taken in response to the preceding conditions.
As of December 31, 2016, NIR sensitivity remains positioned to benefit from rising interest rates. Compared to prior year-end, the increase in asset sensitivity is primarily driven by fixed-rate deposit growth and slower forecasted re-pricing on interest-bearing deposits. Gradual rate shocks have a similar positioning compared with instantaneous shocks, but are less impactful due to the severity of the rate shift.
Economic Value of Equity
The following table highlights our economic value of equity sensitivity to a +/-200 basis point instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements.

TABLE 42: EVE SENSITIVITY
	December 31, 2016	December 31, 2015	December 31, 2015
(In millions)		(as reported)	(pro forma)
Rate change:	Exposure/Benefit
+200 bps shock	$(1,092)	$(2,355)	$(791)
–200 bps shock	877	1,655	(25)
As of December 31, 2016, economic value of equity sensitivity remains exposed to upward shifts in interest rates. Compared to prior year, the increased exposure in the up rate shock was primarily driven by an increase in our modeled deposit duration, partially offset by investment portfolio activity. In the second quarter of 2016, we refined our deposit modeling framework to better reflect recent client activity and pricing actions. These enhancements extended our expected deposit duration resulting in a significant exposure reduction in the up 200 basis point scenario. To allow for comparison between periods, we have included December 31, 2015 pro-forma information to show what the results would have been under the same model refinements that are included as of December 31, 2016.
Model Risk Management
The use of quantitative models is widespread throughout the financial services industry, with large and complex organizations relying on sophisticated models to support numerous aspects of their financial decision making. The models contemporaneously represent both a significant advancement in financial management and a new source of risk. In large banking organizations like State Street, model results influence business decisions, and model failure could have a harmful effect on our financial performance. As a result, the Model Risk Management Framework seeks to mitigate model risk at State Street.

State Street Corporation | 105

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

State Street Corporation | 106

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

State Street Corporation | 107

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
Global Systemically Important Bank
We are one among a group of 30 institutions worldwide that have been identified by the FSB and the BCBS as G-SIBs. Our designation as a G-SIB requires us to maintain an additional capital buffer above the Basel III final rule minimum common equity tier 1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators.
We and our depository institution subsidiaries are subject to the current Basel III minimum risk-based capital and leverage ratio guidelines. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for common equity tier 1 capital, tier 1 capital and total capital.
Additional information about G-SIBs is provided under “Regulatory Capital Adequacy and Liquidity

State Street Corporation | 108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Standards” in "Supervision and Regulation" under Item 1, Business, of this Form 10-K.
Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the current Basel III minimum risk-based capital and leverage ratio guidelines. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for common equity tier 1 capital, tier 1 capital and total capital. The transition period started in January 2014 and will be completed by January 1, 2019, which is concurrent with the full implementation of the Basel III final rule in the U.S.
Among other things, the Basel III final rule introduced a minimum common equity tier 1 risk-based capital ratio of 4.5% and raises the minimum tier 1 risk-based capital ratio from 4% to 6%. In addition, for advanced approaches banking organizations such as State Street, the Basel III final rule imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures.
The Basel III final rule also introduced a capital conservation buffer and a countercyclical capital buffer that add to the minimum risk-based capital ratios. Specifically, the final rule limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a common equity tier 1 capital conservation buffer of more than 2.5% of total risk-weighted assets and, if deployed during periods of excessive credit growth, a common equity tier 1 countercyclical capital buffer of up to 2.5% of total risk-weighted assets, above each of the minimum common equity tier 1, and tier 1 and total risk-based capital ratios. The countercyclical capital buffer is currently set at zero by U.S. banking regulators.
To maintain the status of our parent company as a financial holding company, we and our insured depository institution subsidiaries are required to be “well-capitalized” by maintaining capital ratios above the minimum requirements. Effective on January 1,

2015, the “well-capitalized” standard for our banking subsidiaries was revised to reflect the higher capital requirements in the Basel III final rule.
In addition to introducing new capital ratios and buffers, the Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. As of December 31, 2016, we retired the trusts related to our trust preferred securities and the underlying indentures do not qualify as tier 2 regulatory capital.
Under the Basel III final rule, certain new items are deducted from common equity tier 1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on AFS investment securities flow through to and affect State Street’s and State Street Bank's common equity tier 1 capital, subject to a phase-in schedule.
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

State Street Corporation | 109

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
The following table presents the regulatory capital structure and related regulatory capital ratios for State Street and State Street Bank as of the dates indicated. We are subject to the more stringent of the risk-based capital ratios calculated under the standardized approach and those calculated under the advanced approaches in the assessment of our capital adequacy under applicable bank regulatory standards.
As a result of changes in the methodologies used to calculate our regulatory capital ratios from period to period, as the provisions of the Basel III final rule are phased in, the ratios presented in the table for each period are not directly comparable. Refer to the footnotes following the table.

State Street Corporation | 110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 44: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,286	$10,286	$10,250	$10,250	$11,376	$11,376	$10,938	$10,938
Retained earnings			17,459	17,459	16,049	16,049	12,285	12,285	10,655	10,655
Accumulated other comprehensive income (loss)			(1,936)	(1,936)	(1,422)	(1,422)	(1,648)	(1,648)	(1,230)	(1,230)
Treasury stock, at cost			(7,682)	(7,682)	(6,457)	(6,457)	—	—	—	—
Total			18,127	18,127	18,420	18,420	22,013	22,013	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,348)	(6,348)	(5,927)	(5,927)	(6,060)	(6,060)	(5,631)	(5,631)
Other adjustments			(155)	(155)	(60)	(60)	(148)	(148)	(85)	(85)
Common equity tier 1 capital			11,624	11,624	12,433	12,433	15,805	15,805	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(103)	(103)	(109)	(109)	—	—	—	—
Tier 1 capital			14,717	14,717	15,264	15,264	15,805	15,805	14,647	14,647
Qualifying subordinated long-term debt			1,172	1,172	1,358	1,358	1,179	1,179	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			—	—	713	713	—	—	—	—
ALLL and other			19	77	12	66	15	77	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$15,909	$15,967	$17,349	$17,403	$16,999	$17,061	$16,026	$16,084
Risk-weighted assets:
Credit risk			$50,900	$98,125	$51,733	$93,515	$47,383	$94,413	$47,677	$89,164
Operational risk(4)			44,579	NA	43,882	NA	44,043	NA	43,324	NA
Market risk(5)			3,822	1,751	3,937	2,378	3,822	1,751	3,939	2,378
Total risk-weighted assets			$99,301	$99,876	$99,552	$95,893	$95,248	$96,164	$94,940	$91,542
Adjusted quarterly average assets			$226,310	$226,310	$221,880	$221,880	$222,584	$222,584	$217,358	$217,358

Capital Ratios(1):	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2015 Minimum Requirements(7)
Common equity tier 1 capital	5.5%	4.5%	11.7%	11.6%	12.5%	13.0%	16.6%	16.4%	15.4%	16.0%
Tier 1 capital	7.0	6.0	14.8	14.7	15.3	15.9	16.6	16.4	15.4	16.0
Total capital	9.0	8.0	16.0	16.0	17.4	18.1	17.8	17.7	16.9	17.6
Tier 1 leverage	4.0	4.0	6.5	6.5	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2016 and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Under the current advanced approaches rules and regulatory guidance concerning operational risk models, RWA attributable to operational risk can vary substantially from period-to-period, without direct correlation to the effects of a particular loss event on our results of operations and financial condition and impacting dates and periods that may differ from the dates and periods as of and during which the loss event is reflected in our financial statements, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our operational risk RWA under the advanced approaches depending on the severity of the loss event and its categorization among the seven Basel-defined UOMs.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.    We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016. See Table 43: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015. See Table 43: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.

State Street Corporation | 111

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
Our common equity tier 1 capital decreased $809 million as of December 31, 2016 compared to December 31, 2015 as a result of purchases by us of our common stock of approximately $1.37 billion, declarations of common and preferred stock dividends of $732 million, foreign currency translation impact on accumulated other comprehensive income, the impact of the phase-in provisions of the Basel III final rule related to other intangible assets and the impact of the acquired GEAM business on deductions for goodwill and intangibles. The decreases in common equity tier 1 capital were mostly offset by net income. In the same comparative period, our tier 1 capital decreased $547 million, due to the decrease in common equity tier 1 capital and the phase out of trust preferred capital securities of $237 million from tier 1 to tier 2 capital, offset by $493 million issuance of preferred stock in April 2016. Total capital decreased $1.44 billion under advanced approaches and decreased $1.44 billion under standardized approach due to the changes to tier 1 capital, and the retirement of the trusts related to our trust preferred capital securities. State Street Bank's tier 1 capital increased $1.16 billion, and total capital increased $973 million and $977 million under the advanced and standardized approaches, respectively, as of December 31, 2016, compared to December 31, 2015. The increase resulted from year-to-date net income and the GEAM acquisition, partly offset by the phase-in provisions of the Basel III final rule related to other intangible assets, the previously-described impact to accumulated other comprehensive income and dividends paid to State Street.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the years ended December 31, 2016 and 2015.

TABLE 45: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches December 31, 2016	Basel III Standardized Approach December 31, 2016	Basel III Advanced Approaches December 31, 2015	Basel III Standardized Approach December 31, 2015
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$12,433	$12,433	$13,327	$13,327
Net income	2,143	2,143	1,980	1,980
Changes in treasury stock, at cost	(1,225)	(1,225)	(1,299)	(1,299)
Dividends declared	(732)	(732)	(666)	(666)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(421)	(421)	(58)	(58)
Effect of certain items in accumulated other comprehensive income (loss)	(514)	(514)	(780)	(780)
Other adjustments	(60)	(60)	(71)	(71)
Changes in common equity tier 1 capital	(809)	(809)	(894)	(894)
Common equity tier 1 capital balance, end of period	11,624	11,624	12,433	12,433
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	15,264	15,264	15,618	15,618
Change in common equity tier 1 capital	(809)	(809)	(894)	(894)
Net issuance of preferred stock	493	493	742	742
Trust preferred capital securities phased out of tier 1 capital	(237)	(237)	(238)	(238)
Other adjustments	6	6	36	36
Changes in tier 1 capital	(547)	(547)	(354)	(354)
Tier 1 capital balance, end of period	14,717	14,717	15,264	15,264
Tier 2 capital:
Tier 2 capital balance, beginning of period	2,085	2,139	2,097	2,097
Net issuance and changes in long-term debt qualifying as tier 2	(186)	(186)	(260)	(260)
Trust preferred capital securities phased into tier 2 capital	(713)	(713)	238	238
Changes in ALLL and other	7	11	12	66
Change in other adjustments	(1)	(1)	(2)	(2)
Changes in tier 2 capital	(893)	(889)	(12)	42
Tier 2 capital balance, end of period	1,192	1,250	2,085	2,139
Total capital:
Total capital balance, beginning of period	17,349	17,403	17,715	17,715
Changes in tier 1 capital	(547)	(547)	(354)	(354)
Changes in tier 2 capital	(893)	(889)	(12)	42
Total capital balance, end of period	$15,909	$15,967	$17,349	$17,403

State Street Corporation | 112

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the years ended December 31, 2016 and 2015.

TABLE 46: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	December 31, 2016	December 31, 2015
Total risk-weighted assets, beginning of period	$99,552	$107,827
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(1,027)	597
Net increase (decrease) in loans and leases	575	(944)
Net increase (decrease) in securitization exposures	(3,246)	(9,569)
Net increase (decrease) in repo-style transaction exposures	606	842
Net increase (decrease) in OTC derivatives exposures	1,812	(1,317)
Net increase (decrease) in all other(1)	447	(4,750)
Net increase (decrease) in credit risk-weighted assets	(833)	(15,141)
Net increase (decrease) in credit valuation adjustment	512	(618)
Net increase (decrease) in market risk-weighted assets	(627)	(532)
Net increase (decrease) in operational risk-weighted assets	697	8,016
Total risk-weighted assets, end of period	$99,301	$99,552

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of December 31, 2016, total advanced approaches risk-weighted assets decreased $251 million compared to December 31, 2015, mainly due to a decrease in credit risk and market risk, partially offset by an increase in operational risk and credit valuation adjustment. The decrease in credit risk was mainly due to a decrease in securitization exposures as a result of sell-offs and maturities as well as calls of agency debt securities within our wholesale investment portfolio, mostly offset by an increase in derivatives exposure from marked-to-market FX contracts stemming from a stronger dollar and an increase in securities finance agency lending. The market risk decrease was a result of reduced end of day positions in FX and interest rate risk. Operational risk increased approximately $700 million mainly due to an increase in loss event frequency. The increase in credit valuation adjustment was driven by an increase in the marked-to-market FX contracts.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the years ended December 31, 2016 and 2015.

TABLE 47: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	December 31, 2016	December 31, 2015
Total estimated risk-weighted assets, beginning of period(1)	$95,893	$125,011
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities- wholesale	(1,471)	(2,579)
Net increase (decrease) in loans and leases	998	(539)
Net increase (decrease) in securitization exposures	(3,144)	(9,569)
Net increase (decrease) in repo-style transaction exposures	4,994	(7,535)
Net increase (decrease) in OTC derivatives exposures	3,462	(4,007)
Net increase (decrease) in all other(2)	(229)	(4,357)
Net increase (decrease) in credit risk-weighted assets	4,610	(28,586)
Net increase (decrease) in market risk-weighted assets	(627)	(532)
Total risk-weighted assets, end of period	$99,876	$95,893

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of December 31, 2016, total standardized approach risk-weighted assets increased $3.98 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in market values of FX contracts, partially offset by a decrease in securitization exposures, wholesale investments and market risk. The decrease in securitization was due to sell-offs and maturities while the decrease in wholesale investments was due calls of agency debt securities. Market risk reduction is resulting from a lower stressed VaR.

State Street Corporation | 113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The regulatory capital ratios as of December 31, 2016, presented in Table 44: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of December 31, 2016, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
Our advanced systems are subject to update and periodic revalidation in response to changes in our business activities and our historical experiences, forces and events experienced by the market broadly or by individual financial institutions, changes in regulations and regulatory interpretations and other factors, and are also subject to continuing regulatory review and approval. For example, a significant operational loss experienced by another financial institution, even if we do not experience a related loss, could result in a material change in the output of our advanced systems and a corresponding material change in our risk exposures, our total risk-weighted assets and our capital ratios compared to prior periods. An operational loss that we experience could also result in a material change in our capital requirements for operational risk under the advanced approaches, depending on the severity of the loss event, its characterization among the seven Basel-defined UOMs, and the stability of the distributional approach for a particular UOM, and without direct correlation to the effects of the loss event, or the timing of such effects, on our results of operations.
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
Estimated Basel III Fully Phased-in Capital Ratios
Table 48: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 49: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of December 31, 2016, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a pro forma basis under the fully phased-in provisions of the Basel III final rule.

State Street Corporation | 114

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 48: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
December 31, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$18,127	$(104)	$18,023	$18,127	$(104)	$18,023
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,348)	(561)	(6,909)	(6,348)	(561)	(6,909)
Other adjustments				(155)	(104)	(259)	(155)	(104)	(259)
Common equity tier 1 capital				11,624	(769)	10,855	11,624	(769)	10,855
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(103)	103	—	(103)	103	—
Additional tier 1 capital				3,093	103	3,196	3,093	103	3,196
Tier 1 capital				14,717	(666)	14,051	14,717	(666)	14,051
Tier 2 capital:
Qualifying subordinated long-term debt				1,172	—	1,172	1,172	—	1,172
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				19	—	19	77	—	77
Other				1	(1)	—	1	(1)	—
Tier 2 capital				1,192	(1)	1,191	1,250	(1)	1,249
Total capital				$15,909	$(667)	$15,242	$15,967	$(667)	$15,300
Risk weighted assets				$99,301	$33	$99,334	$99,876	$31	$99,907
Adjusted average assets				226,310	(474)	225,836	226,310	(474)	225,836
Total assets for SLR				251,033	(474)	250,559	251,033	(474)	250,559
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	11.7%		10.9%	11.6%		10.9%
Tier 1 capital	6.0	7.0	10.0	14.8		14.1	14.7		14.1
Total capital	8.0	9.0	12.0	16.0		15.3	16.0		15.3
Tier 1 leverage	4.0	NA	NA	6.5		6.2	6.5		6.2
Supplementary leverage	5.0	NA	NA	5.9		5.6	5.9		5.6

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

State Street Corporation | 115

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

TABLE 49: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
December 31, 2016 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$22,013	$(96)	$21,917	$22,013	$(96)	$21,917
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,060)	(540)	(6,600)	(6,060)	(540)	(6,600)
Other adjustments				(148)	—	(148)	(148)	—	(148)
Common equity tier 1 capital				15,805	(636)	15,169	15,805	(636)	15,169
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,805	(636)	15,169	15,805	(636)	15,169
Tier 2 capital:
Qualifying subordinated long-term debt				1,179	—	1,179	1,179	—	1,179
ALLL and other				15	—	15	77	—	77
Other				—	—	—	—	—	—
Tier 2 capital				1,194	—	1,194	1,256	—	1,256
Total capital				$16,999	$(636)	$16,363	$17,061	$(636)	$16,425
Risk weighted assets				$95,248	$(262)	$94,986	$96,164	$(249)	$95,915
Adjusted average assets				222,584	(454)	222,130	222,584	(454)	222,130
Total assets for SLR				247,409	(454)	246,955	247,409	(454)	246,955
Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2016	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	5.5%	8.5%	16.6%		16.0%	16.4%		15.8%
Tier 1 capital	6.0	7.0	10.0	16.6		16.0	16.4		15.8
Total capital	8.0	9.0	12.0	17.8		17.2	17.7		17.1
Tier 1 leverage	4.0	NA	NA	7.1		6.8	7.1		6.8
Supplementary leverage	6.0	NA	NA	6.4		6.1	6.4		6.1

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

The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. The Federal Reserve issued an order extending the Volcker rule's general conformance period until July 21, 2016 for legacy covered funds and announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017. As a result, for legacy covered funds, the Volcker rule capital deduction will not become effective until July 21, 2017. On July 7, 2016, the Federal Reserve formally announced the extension of the general conformance period to July 21, 2017. For additional information on the Volcker rule, refer to "Supervision and Regulation" included under Item 1, Business, of this Form 10-K.

State Street Corporation | 116

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

TABLE 50: SUPPLEMENTARY LEVERAGE RATIO
December 31, 2016	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$14,717	$(666)	$14,051

On- and off-balance sheet leverage exposure	257,509	—	257,509
Less: regulatory deductions	(6,476)	(474)	(6,950)
Total assets for SLR	$251,033	$(474)	$250,559
Supplementary leverage ratio	5.9%	(0.3)%	5.6%

State Street Bank:
Tier 1 capital	$15,805	$(636)	$15,169

On- and off-balance sheet leverage exposure	253,487	—	253,487
Less: regulatory deductions	(6,078)	(454)	(6,532)
Total assets for SLR	$247,409	$(454)	$246,955
Supplementary leverage ratio	6.4%	(0.3)%	6.1%

State Street Corporation | 117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2016:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 52: PREFERRED STOCK DIVIDENDS
	Years Ended December 31,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,333	1.60	48
Series F	5,250	52.50	40	1,663	16.63	12
Series G	3,626	0.90	18	—	—	—
Total			$173			$130
In January 2017, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.26 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in March 2017.
Common Stock
In July 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under both the 2016 Program and the 2015 Program during the year ended December 31, 2016.

TABLE 53: SHARES REPURCHASED
	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)
2016 Program	9.0	$72.66	$650
2015 Program	12.1	58.83	715
Total	21.1	$64.70	$1,365

State Street Corporation | 118

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 54: COMMON STOCK DIVIDENDS
	Years Ended December 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2016		2015
Common Stock	$1.44	$559	$1.32	$536
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to “Related Stockholder Matters” included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $360.45 billion as of December 31, 2016, compared to $320.44 billion as of December 31, 2015. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $377.92 billion and $335.42 billion as collateral for indemnified securities on loan as of December 31, 2016 and December 31, 2015, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $377.92 billion and $335.42 billion, referenced above, $60.00 billion and $63.06 billion was invested in indemnified repurchase agreements as of December 31, 2016 and December 31, 2015, respectively. We or our agents held $63.96 billion and $67.02 billion as collateral for indemnified investments in repurchase agreements as of December 31, 2016 and December 31, 2015, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 10 and 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
SIGNIFICANT ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with U.S. GAAP, and we apply accounting policies that affect the determination of amounts reported in the consolidated financial statements. Additional information on our significant accounting policies, including references to applicable footnotes, is provided in Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Certain of our accounting policies, by their nature, require management to make judgments, involving significant estimates and assumptions, about the effects of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the consolidated financial statements, and changes in this information over time could materially affect the

State Street Corporation | 119

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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
Changes in the fair value of these financial assets and liabilities are recorded either as components of our consolidated statement of income, or as components of other comprehensive income within shareholders' equity in our consolidated statement of condition. In addition to those financial assets and liabilities that we carry at fair value in our consolidated financial statements on a recurring basis, we estimate the fair values of other financial assets and liabilities that we carry at amortized cost in our consolidated statement of condition, and we disclose these fair value estimates in the notes to our consolidated financial statements. We estimate the fair values of these financial assets and liabilities using the definition of fair value described below. Additional information with respect to the assets and liabilities carried by us at fair value on a recurring basis is provided in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
As of December 31, 2016, including the effect of netting, we categorized approximately 6% of our financial assets carried at fair value in level 1, approximately 92% of our financial assets carried at fair value in level 2, and approximately 2% of our financial assets carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2015, including the effect of netting, we categorized approximately 8% of our financial assets carried at fair value in level 1, approximately 89% of our financial assets carried at fair value in level 2, and approximately 3% of our financial assets carried at fair value in level 3 of the fair value hierarchy.
As of December 31, 2016, on the same basis, we categorized none of our financial liabilities carried at fair value in level 1, approximately 100% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy. As of December 31, 2015, on the same basis, we categorized approximately 2% of our financial liabilities carried at fair value in level 1, we categorized approximately 98% of our financial liabilities carried at fair value in level 2, and less than 1% of our financial liabilities carried at fair value in level 3 of the fair value hierarchy.
The assets categorized in level 1 were primarily U.S. Treasury obligations and trading account assets. Fair value for these securities was measured by management using unadjusted quoted prices in active markets for identical securities.

State Street Corporation | 120

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
The substantial majority of our financial assets categorized in level 3 were asset-backed AFS securities. Level-3 assets also included foreign exchange derivative contracts. The aggregate fair value of our financial assets and liabilities categorized in level 3 as of December 31, 2016 decreased approximately 45% compared to 2015, primarily the result of transfers out of level 3 and paydowns of asset-backed and non-U.S. debt securities.
With respect to derivative instruments, we evaluated the impact on valuation of the credit risk of our counterparties and of our own credit. We considered such factors as the market-based probability of default by us and our counterparties, and our current and expected potential future net exposures by remaining maturities, in determining the appropriate measurements of fair value. Valuation adjustments associated with derivative instruments were not significant to our consolidated financial performance in 2016, 2015 or 2014.
Other-Than-Temporary Impairment of Investment Securities
Our portfolio of fixed-income investment securities constitutes a significant portion of the assets carried in our consolidated statement of condition. U.S. GAAP requires the use of expected future cash flows to evaluate OTTI of these investment securities. The amount and timing of these expected future cash flows are significant estimates used in our evaluation of OTTI. An OTTI is triggered if the intent is to sell the security or the security will more likely than not have to be sold before the amortized cost basis is recovered. Additional information with respect to management's assessment of OTTI is provided in Note 3 to the consolidated financial statements included under Item 8, Financial Statements, of this Form 10-K.
Expectations of defaults and prepayments are the most significant assumptions underlying our estimates of future cash flows. In determining these estimates, management relies on relevant and reliable information, including but not limited to deal structure, including optional and mandatory calls, market interest-rate curves, industry standard asset-class-specific prepayment models, recent prepayment history, independent credit ratings, and recent actual and projected credit losses. Management considers this information based on its relevance and uses its best judgment in order to determine its assumptions for underlying cash-flow expectations and resulting estimates. Management reviews its underlying assumptions and develops expected future cash-flow estimates at least quarterly. Additional detail with respect to the sensitivity of these default and prepayment assumptions is provided under “Investment Securities” in "Financial Condition" of this Management's Discussion and Analysis.
Impairment of Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased long-lived intangible assets, primarily client relationships and core deposit intangible assets, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, while other intangible assets are amortized over their estimated useful lives.
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

State Street Corporation | 121

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
Events that may indicate impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that we will sell or otherwise dispose of a business to which the goodwill or other intangible assets relate. Additional information about goodwill and other intangible assets, including information by line of business, is provided in Note 5 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Intangible assets are supported by the future cash flows that are directly associated with and expected to arise as a direct result of the use of the intangible asset, less any costs associated with the intangible asset’s eventual disposition.  We evaluate other intangible assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other groups of assets using a two-step process.  First, if the intangible asset's estimated future net undiscounted cash flows are greater than the carrying value, there is no indication of impairment, but if the intangible asset's net undiscounted cash flows are less than its carrying value, there is an indication that the intangible asset is not recoverable and we proceed to the second step of the impairment test.  In the second step, if the fair value of the intangible asset is below the carrying value, an impairment is recognized by writing the intangible asset down to its fair value.  We evaluate intangible assets for impairment on an annual basis, or more frequently if circumstances arise that may indicate an impairment of the carrying amount.
Our evaluation of goodwill and other intangible assets indicated that no significant impairment occurred in 2016, 2015 or 2014. Goodwill and other intangible assets recorded in our consolidated statement of condition as of December 31, 2016 totaled approximately $5.81 billion and $1.75 billion, respectively, compared to $5.67 billion and $1.77 billion, respectively, as of December 31, 2015.
Contingencies
The significant estimates and judgments related with establishing litigation reserves are discussed in Note 13 of the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

State Street Corporation | 122

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under "Market Risk Management" in "Financial Condition" included under Item 7, Management’s Discussion and Analysis, of this Form 10-K, is incorporated by reference herein.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Additional information about restrictions on the transfer of funds from State Street Bank to the parent company is provided under "Related Stockholder Matters" included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and under "Capital" in “Financial Condition” under Item 7, Management’s Discussion and Analysis, of this Form 10-K.

State Street Corporation | 123

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
State Street Corporation
We have audited the accompanying consolidated statements of condition of State Street Corporation (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Street Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Street Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2017

State Street Corporation | 124

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2016	2015	2014
Fee revenue:
Servicing fees	$5,073	$5,153	$5,108
Management fees	1,292	1,174	1,207
Trading services	1,099	1,146	1,084
Securities finance	562	496	437
Processing fees and other	90	309	174
Total fee revenue	8,116	8,278	8,010
Net interest revenue:
Interest revenue	2,512	2,488	2,652
Interest expense	428	400	392
Net interest revenue	2,084	2,088	2,260
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	10	(5)	15
Losses from other-than-temporary impairment	(2)	(1)	(1)
Losses reclassified (from) to other comprehensive income	(1)	—	(10)
Gains (losses) related to investment securities, net	7	(6)	4
Total revenue	10,207	10,360	10,274
Provision for loan losses	10	12	10
Expenses:
Compensation and employee benefits	4,353	4,061	4,060
Information systems and communications	1,105	1,022	976
Transaction processing services	800	793	784
Occupancy	440	444	461
Acquisition and restructuring costs	209	25	133
Professional services	379	490	440
Amortization of other intangible assets	207	197	222
Other	584	1,018	751
Total expenses	8,077	8,050	7,827
Income before income tax expense	2,120	2,298	2,437
Income tax expense (benefit)	(22)	318	415
Net income from non-controlling interest	1	—	—
Net income	$2,143	$1,980	$2,022
Net income available to common shareholders	$1,968	$1,848	$1,958
Earnings per common share:
Basic	$5.03	$4.53	$4.62
Diluted	4.97	4.47	4.53
Average common shares outstanding (in thousands):
Basic	391,485	407,856	424,223
Diluted	396,090	413,638	432,007
Cash dividends declared per common share	$1.44	$1.32	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 125

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income	$2,143	$1,980	$2,022
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($11), ($101) and ($94), respectively	(372)	(735)	(889)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of ($119), ($195) and $269, respectively	(181)	(331)	437
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $16, $5 and ($15), respectively	23	12	(24)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $5, $8 and $12, respectively	7	13	18
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($42), $24 and $74, respectively	(64)	17	115
Net unrealized gains (losses) on retirement plans, net of related taxes of $1, $51 and ($50), respectively	(11)	89	(69)
Other comprehensive income (loss)	(598)	(935)	(412)
Total comprehensive income	$1,545	$1,045	$1,610

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 126

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	December 31,
(Dollars in millions, except per share amounts)	2016	2015
Assets:
Cash and due from banks	$1,314	$1,207
Interest-bearing deposits with banks	70,935	75,338
Securities purchased under resale agreements	1,956	3,404
Trading account assets	1,024	849
Investment securities available-for-sale	61,998	70,070
Investment securities held-to-maturity (fair value of $34,994 and $29,798)	35,169	29,952
Loans and leases (less allowance for losses of $53 and $46)	19,704	18,753
Premises and equipment (net of accumulated depreciation of $3,333 and $4,820)	2,062	1,894
Accrued interest and fees receivable	2,644	2,346
Goodwill	5,814	5,671
Other intangible assets	1,750	1,768
Other assets	38,328	33,903
Total assets	$242,698	$245,155
Liabilities:
Deposits:
Non-interest-bearing	$59,397	$65,800
Interest-bearing—U.S.	30,911	29,958
Interest-bearing—non-U.S.	96,855	95,869
Total deposits	187,163	191,627
Securities sold under repurchase agreements	4,400	4,499
Other short-term borrowings	1,585	1,754
Accrued expenses and other liabilities	16,901	14,643
Long-term debt	11,430	11,497
Total liabilities	221,479	224,020
Commitments, guarantees and contingencies (Notes 12 and 13)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,782	9,746
Retained earnings	17,459	16,049
Accumulated other comprehensive income (loss)	(2,040)	(1,442)
Treasury stock, at cost (121,940,502 and 104,227,647 shares)	(7,682)	(6,457)
Total shareholders’ equity	21,219	21,103
Non-controlling interest-equity	—	32
Total shareholders' equity	21,219	21,135
Total liabilities and shareholders' equity	$242,698	$245,155

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 127

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2013	$491	503,883	$504	$9,776	$13,265	$(95)	69,754	$(3,693)	$20,248
Net income					2,022				2,022
Other comprehensive loss						(412)			(412)
Preferred stock issued	1,470								1,470
Cash dividends declared:
Common stock - $1.16 per share					(490)				(490)
Preferred stock					(61)				(61)
Common stock acquired							23,749	(1,650)	(1,650)
Common stock awards and options exercised, including income tax benefit of $72		(3)		17			(4,805)	185	202
Other				(2)	1		(13)		(1)
Balance as of December 31, 2014	$1,961	503,880	$504	$9,791	$14,737	$(507)	88,685	$(5,158)	$21,328
Net income					1,980				1,980
Other comprehensive income						(935)			(935)
Preferred stock issued	742								742
Cash dividends declared:
Common stock - $1.32 per share					(536)				(536)
Preferred stock					(130)				(130)
Common stock acquired							20,521	(1,520)	(1,520)
Common stock awards and options exercised, including income tax benefit of $70				(41)			(4,976)	221	180
Other				(4)	(2)		(2)		(6)
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					2,143				2,143
Other comprehensive loss						(598)			(598)
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $1.44 per share					(559)				(559)
Preferred stock					(173)				(173)
Common stock acquired							21,098	(1,365)	(1,365)
Common stock awards and options exercised, including income tax benefit of $13				36			(3,369)	139	175
Other					(1)		(16)	1	—
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 128

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(In millions)	2016	2015	2014
Operating Activities:
Net income	$2,143	$1,980	$2,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(358)	(168)	60
Amortization of other intangible assets	207	197	222
Other non-cash adjustments for depreciation, amortization and accretion, net	722	604	477
(Gains) losses related to investment securities, net	(7)	6	(4)
Change in trading account assets, net	(175)	75	(81)
Change in accrued interest and fees receivable, net	(298)	(104)	(119)
Change in collateral deposits, net	(18)	(6,662)	(4,362)
Change in unrealized (gains) losses on foreign exchange derivatives, net	(1,057)	982	(2,042)
Change in other assets, net	1,772	1,156	3,612
Change in accrued expenses and other liabilities, net	(1,147)	(48)	(635)
Other, net	506	579	289
Net cash provided by (used in) operating activities	2,290	(1,403)	(561)
Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	4,403	18,185	(29,266)
Net (increase) decrease in securities purchased under resale agreements	1,448	(1,014)	3,840
Proceeds from sales of available-for-sale securities	1,401	12,309	9,766
Proceeds from maturities of available-for-sale securities	30,070	28,025	36,120
Purchases of available-for-sale securities	(30,162)	(25,397)	(43,146)
Proceeds from maturities of held-to-maturity securities	7,942	3,842	3,217
Purchases of held-to-maturity securities	(8,425)	(9,398)	(3,778)
Net increase in loans and leases	(924)	(561)	(4,785)
Business acquisitions	(437)	—	—
Purchases of equity investments and other long-term assets	(643)	(366)	(182)
Purchases of premises and equipment, net	(613)	(703)	(427)
Other, net	170	73	149
Net cash provided by (used in) investing activities	4,230	24,995	(28,492)
Financing Activities:
Net increase (decrease) in time deposits	8,488	(9,878)	54,404
Net decrease in all other deposits	(12,952)	(7,535)	(27,632)
Net increase (decrease) in other short-term borrowings	(268)	(7,074)	1,575
Proceeds from issuance of long-term debt, net of issuance costs	1,492	2,983	994
Payments for long-term debt and obligations under capital leases	(1,441)	(1,155)	(788)
Proceeds from issuance of preferred stock, net	493	742	1,470
Proceeds from exercises of common stock options	—	4	14
Purchases of common stock	(1,365)	(1,520)	(1,650)
Excess tax benefit related to stock-based compensation	13	70	72
Repurchases of common stock for employee tax withholding	(122)	(222)	(232)
Payments for cash dividends	(723)	(655)	(539)
Other, net	(28)	—	—
Net cash (used in) provided by financing activities	(6,413)	(24,240)	27,688
Net increase (decrease)	107	(648)	(1,365)
Cash and due from banks at beginning of period	1,207	1,855	3,220
Cash and due from banks at end of period	$1,314	$1,207	$1,855

Supplemental disclosure:
Interest paid	$441	$385	$398
Income taxes paid, net	371	211	358

The accompanying notes are an integral part of these consolidated financial statements.

State Street Corporation | 129

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary accompanying these consolidated financial statements.

State Street Corporation | 130

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have two lines of business:
Investment Servicing provides products and services including: custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
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

State Street Corporation | 131

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value	Note	2	Page	135
Investment Securities	Note	3	Page	143
Loans and Leases	Note	4	Page	152
Goodwill and Other Intangible Assets	Note	5	Page	155
Derivative Financial Instruments	Note	10	Page	160
Offsetting Arrangements	Note	11	Page	166
Contingencies	Note	13	Page	172
Variable Interest Entities	Note	14	Page	174
Regulatory Capital	Note	16	Page	179
Equity-Based Compensation	Note	18	Page	181
Income Taxes	Note	22	Page	185
Earnings Per Common Share	Note	23	Page	187
Acquisition:
On July 1, 2016, we completed our acquisition of GE Asset Management ("GEAM") from General Electric Company, with a total purchase price of approximately $485 million.
The acquisition of GEAM extends our core investment management capabilities, including in the high growth OCIO markets, and enhances our capabilities in connection with the delivery of value added solutions to our client base. AUM associated with the acquired GEAM operations was $112 billion as of the date of acquisition.
We accounted for this acquisition as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.

State Street Corporation | 132

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Developments:

Relevant standards that were recently issued but not yet adopted
Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard, and its related amendments, will replace existing revenue recognition standards and expand the disclosure requirements for revenue arrangements with customers. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).
January 1, 2018
We are currently assessing the full impact of the revenue recognition standard and its amendments on our consolidated financial statements and evaluating the alternative methods of adoption.

The standard does not apply to revenue associated with financial instruments, including loans and securities, or revenue recognized under other U.S. GAAP standards. Therefore net interest revenue, securities gains/ losses, revenue related to derivative instruments are not impacted by the standard. Our implementation efforts include the scoping of material revenue streams into cohorts, analysis of underlying contracts for each cohort, business unit workshops to further assess specific contracts and products, and the development of updated disclosures. Based on our efforts to date, we expect both the timing and amount of our material revenue streams, including servicing fees, management fees, trading services, and securities finance to remain substantially unchanged as these revenues likely will continue to be recognized over time. Specifically, under the new standard we expect to recognize revenue related to these activities ratably over the term of the related agreements with customers as the customer simultaneously benefits from the services as they are performed. Due to the complexity of certain of our agreements, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and certain aspects may vary in some instances from recognition ratably over the contract term. While we have not yet identified any material changes, we continue to monitor industry progress and focus our assessment on areas such as any additional costs that may require capitalization under the new standard as well as assessing the impact of changes to principal and agent guidance. The new standard modified some of the principal and agent considerations which may result in changes to gross or net treatment of revenue and expenses but would not affect final net income.

Although we currently expect no material changes to the timing or amount of revenue, we are still assessing the operational and disclosure impacts of each transition method.

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
January 1, 2018
We are currently assessing the impact of the standard on our consolidated financial statements. Based on our initial assessments, we do not currently anticipate this standard to have a material impact on our consolidated financial statements due to the limited number of investments on our consolidated statement of condition that are within scope of the standard.

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
January 1, 2019
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, primarily real estate leases for office space, as well as additional disclosure on all our lease obligations.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)
The standard clarifies that the novation of a derivative contract that is part of a hedge accounting relationship does not automatically require a dedesignation of that hedge relationship. This may be applied on a prospective or modified retrospective basis.
		January 1, 2017	State Street will apply this standard prospectively as applicable, but we do not anticipate a material impact on our consolidated financial statements.

State Street Corporation | 133

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Relevant standards that were recently issued but not yet adopted (continued)
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
January 1, 2017
We anticipate increased income statement volatility due to the recognition of all excess tax benefits and deficiencies within the consolidated statement of income. Income statement volatility will be driven by the number of shares vesting in any given period, and the change in share price between grant date and vesting. Directionally, increasing share prices from grant date to vesting date will result in lower income tax expense and higher net income.

Upon adoption of the standard on January 1, 2017, excess tax benefits accumulated in surplus of approximately $352 million will be reversed through retained earnings.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities, and other financial assets, held at the reporting date to be measured based on historical experience, current conditions, and reasonable supportable forecasts. Credit losses on available for sale securities will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves.
January 1, 2020
We are currently assessing the impact of the standard on our consolidated financial statements, but we anticipate a significant implementation effort to ensure that expected credit losses are calculated in accordance with the standard.  We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and are currently developing key accounting policies, evaluating existing credit loss models and processes and identifying a complete set of data requirements and sources.  Based on our analysis to date, we expect a significant effort to develop new or modified credit loss models and that the timing of the recognition of credit losses will accelerate under the new standard.

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

Relevant standards that were adopted during the year ended December 31, 2016:
We adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016. The implementation of the new standard did not result in any significant changes to our previous consolidation conclusions.

We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016 with retrospective application for all prior periods presented. The implementation of this standard resulted in debt issuance costs of $38 million and $37 million as of December 31, 2016 and December 31, 2015, respectively, being netted against long-term debt in our consolidated statement of condition.

State Street Corporation | 134

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Level 1. Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Our level 1 financial assets and liabilities primarily include positions in U.S. government securities and highly liquid U.S. and non-U.S. government fixed-income securities carried in trading account assets. We may carry U.S. government securities in our AFS portfolio in connection with our asset-and-liability management activities. Our level 1 financial assets also include active exchange-traded equity securities and non-cash collateral received from counterparties in connection with our enhanced custody business.
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

Our level 2 financial assets and liabilities primarily include non-U.S. debt securities carried in trading account assets and various types of fixed-income investment securities available-for-sale, as well as various types of foreign exchange and interest-rate derivative instruments.
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
Derivative instruments categorized in level 2 predominantly represent foreign exchange contracts used in our trading activities, for which fair value is measured using discounted cash-flow techniques, with inputs consisting of observable spot and forward points, as well as observable interest-rate curves. With respect to derivative instruments, we evaluate the impact on valuation of the credit risk of our counterparties and our own credit risk. We consider factors such as the likelihood of default by us and our counterparties, our current and potential future net exposures and remaining maturities in determining the fair value. Valuation adjustments associated with derivative instruments were not material to those instruments for the years ended December 31, 2016 and 2015.

State Street Corporation | 135

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
The fair value of certain foreign exchange contracts, primarily options, is measured using an option-pricing model. Because of a limited number of observable transactions, certain model inputs are not observable, such as implied volatility surface, but are derived from observable market information.

Our level 3 financial assets and liabilities are similar in structure and profile to our level 1 and level 2 financial instruments, but they trade in less liquid markets, and the measurement of their fair value is inherently more difficult.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. No transfers of financial assets or liabilities between levels 1 and 2 occurred during 2016 or 2015.

State Street Corporation | 136

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements on a Recurring Basis
	as of December 31, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$30	$—	$—		$30
Non-U.S. government securities	495	174	—		669
Other	—	325	—		325
Total trading account assets	525	499	—		1,024
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,824	439	—		4,263
Mortgage-backed securities	—	13,257	—		13,257
Asset-backed securities:
Student loans	—	5,499	97		5,596
Credit cards	—	1,351	—		1,351
Sub-prime	—	272	—		272
Other(2)	—	—	905		905
Total asset-backed securities	—	7,122	1,002		8,124
Non-U.S. debt securities:
Mortgage-backed securities	—	6,535	—		6,535
Asset-backed securities	—	2,484	32		2,516
Government securities	—	5,836	—		5,836
Other(3)	—	5,365	248		5,613
Total non-U.S. debt securities	—	20,220	280		20,500
State and political subdivisions	—	10,283	39		10,322
Collateralized mortgage obligations	—	2,577	16		2,593
Other U.S. debt securities	—	2,469	—		2,469
U.S. equity securities	—	42	—		42
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	409	—		409
Non-U.S. money-market mutual funds	—	16	—		16
Total investment securities available-for-sale	3,824	56,837	1,337		61,998
Other assets:
Derivative instruments:
Foreign exchange contracts	—	16,476	8	$(9,163)	7,321
Interest-rate contracts	—	68	—	(68)	—
Total derivative instruments	—	16,544	8	(9,231)	7,321
Total assets carried at fair value	$4,349	$73,880	$1,345	$(9,231)	$70,343
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$15,948	$8	$(10,456)	$5,500
Interest-rate contracts	—	348	—	(226)	122
Other derivative contracts	—	380	—	—	380
Total derivative instruments	—	16,676	8	(10,682)	6,002
Total liabilities carried at fair value	$—	$16,676	$8	$(10,682)	$6,002

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $906 million and $2,356 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2016, the fair value of other asset-backed securities was primarily composed of $905 million of collateralized loan obligations.
(3) As of December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,769 million of covered bonds and $988 million of corporate bonds.

State Street Corporation | 137

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
(2) As of December 31, 2015, the fair value of other asset-backed securities was primarily composed of $1,764 million of collateralized loan obligations.
(3) As of December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3,184 million of covered bonds and $613 million of corporate bonds.

State Street Corporation | 138

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present activity related to our level 3 financial assets during the years ended December 31, 2016 and 2015, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the years ended December 31, 2016 and 2015, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers out of Level 3	Fair Value as of December 31, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$325	$—	$—	$(325)	$—
Asset-backed securities:
Student loans	189	1	3	—	—	—	(96)	97
Other	1,764	31	(23)	469	(82)	(1,254)	—	905
Total asset-backed securities	1,953	32	(20)	469	(82)	(1,254)	(96)	1,002
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	(90)	—
Asset-backed securities	174	—	—	196	—	(60)	(278)	32
Other	255	—	—	222	—	(7)	(222)	248
Total Non-U.S. debt securities	429	—	—	508	—	(67)	(590)	280
State and political subdivisions	33	—	9	—	—	(3)	—	39
Collateralized mortgage obligations	39	—	2	89	(66)	(27)	(21)	16
Other U.S. debt securities	10	—	—	—	—	(10)	—	—
Total AFS investment securities	2,464	32	(9)	1,391	(148)	(1,361)	(1,032)	1,337
Other assets:
Derivative instruments:
Foreign exchange contracts	5	9	—	3	—	(9)	—	8	$5
Total derivative instruments	5	9	—	3	—	(9)	—	8	5
Total assets carried at fair value	$2,469	$41	$(9)	$1,394	$(148)	$(1,370)	$(1,032)	$1,345	$5

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets into level 3 during the year ended December 31, 2016.

State Street Corporation | 139

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Year Ended December 31, 2015
	Fair Value as of December 31, 2014	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31, 2015	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of December 31, 2015
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
Investment securities available-for-sale:
Asset-backed securities:
Student loans	$259	$1	$(4)	$—	$—	$(6)	$—	$(61)	$189
Other	3,780	53	(50)	—	(1,105)	(914)	—	—	1,764
Total asset-backed securities	4,039	54	(54)	—	(1,105)	(920)	—	(61)	1,953
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	43	—	—	97	(140)	—
Asset-backed securities	295	2	(1)	249	—	(190)	4	(185)	174
Other	371	—	(1)	111	—	(39)	—	(187)	255
Total non-U.S. debt securities	666	2	(2)	403	—	(229)	101	(512)	429
State and political subdivisions	38	1	(3)	—	—	(3)	—	—	33
Collateralized mortgage obligations	614	(1)	(2)	294	(88)	(105)	—	(673)	39
Other U.S. debt securities	9	—	—	—	—	—	10	(9)	10
Total AFS investment securities	5,366	56	(61)	697	(1,193)	(1,257)	111	(1,255)	2,464
Other assets:
Derivative instruments:
Foreign exchange contracts	81	48	—	9	—	(133)	—	—	5	$(4)
Total derivative instruments	81	48	—	9	—	(133)	—	—	5	(4)
Total assets carried at fair value	$5,447	$104	$(61)	$706	$(1,193)	$(1,390)	$111	$(1,255)	$2,469	$(4)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
The following table presents quantitative information, as of the dates indicated, about the valuation techniques and significant unobservable inputs used in the valuation of our level 3 financial assets and liabilities measured at fair value on a recurring basis for which we use internally-developed pricing models. The significant unobservable inputs for our level 3 financial assets and liabilities whose fair value is measured using pricing information from non-binding broker or dealer quotes are not included in the table, as the specific inputs applied are not provided by the broker/dealer.

	Quantitative Information about Level 3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of December 31, 2016	As of December 31, 2015	Valuation Technique	Significant Unobservable Input(1)	As of December 31, 2016	As of December 31, 2015
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$1	$28	Discounted cash flows	Credit spread	0.3%	(0.1)%
State and political subdivisions	39	33	Discounted cash flows	Credit spread	1.8	2.2
Derivative instruments, foreign exchange contracts	8	5	Option model	Volatility	14.4	9.3
Total	$48	$66
Liabilities:
Derivative instruments, foreign exchange contracts	$8	$5	Option model	Volatility	14.4	9.2
Total	$8	$5

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measurement.

State Street Corporation | 140

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, due to the relatively short duration of certain of our loans, we consider fair value for these loans to approximate their reported value. The fair value of other types of loans, such as senior secured bank loans, commercial real estate loans, purchased receivables and municipal loans is estimated using information obtained from independent third parties or by discounting expected future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Commitments to lend have no reported value because their terms are at prevailing market rates.

State Street Corporation | 141

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated.

			Fair-Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2016
Financial Assets:
Cash and due from banks	$1,314	$1,314	$1,314	$—	$—
Interest-bearing deposits with banks	70,935	70,935	—	70,935	—
Securities purchased under resale agreements	1,956	1,956	—	1,956	—
Investment securities held-to-maturity	35,169	34,994	17,400	17,439	155
Net loans (excluding leases)	18,862	18,877	—	18,781	96
Financial Liabilities:
Deposits:
Non-interest-bearing	$59,397	$59,397	$—	$59,397	$—
Interest-bearing - U.S.	30,911	30,911	—	30,911	—
Interest-bearing - non-U.S.	96,855	96,855	—	96,855	—
Securities sold under repurchase agreements	4,400	4,400	—	4,400	—
Other short-term borrowings	1,585	1,585	—	1,585	—
Long-term debt	11,430	11,618	—	11,282	336

			Fair-Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2015
Financial Assets:
Cash and due from banks	$1,207	$1,207	$1,207	$—	$—
Interest-bearing deposits with banks	75,338	75,338	—	75,338	—
Securities purchased under resale agreements	3,404	3,404	—	3,404	—
Investment securities held-to-maturity	29,952	29,798	—	29,798	—
Net loans (excluding leases)(1)	17,838	17,792	—	17,667	125
Financial Liabilities:
Deposits:
Non-interest-bearing	$65,800	$65,800	$—	$65,800	$—
Interest-bearing - U.S.	29,958	29,958	—	29,958	—
Interest-bearing - non-U.S.	95,869	95,869	—	95,869	—
Securities sold under repurchase agreements	4,499	4,499	—	4,499	—
Other short-term borrowings	1,754	1,754	—	1,754	—
Long-term debt	11,497	11,604	—	11,215	389

(1) Includes $14 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of December 31, 2015.

State Street Corporation | 142

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

State Street Corporation | 143

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$4,265	$7	$9	$4,263	$5,717	$6	$5	$5,718
Mortgage-backed securities	13,340	76	159	13,257	18,168	131	134	18,165
Asset-backed securities:
Student loans(1)	5,659	12	75	5,596	7,358	16	198	7,176
Credit cards	1,377	—	26	1,351	1,378	—	37	1,341
Sub-prime	289	1	18	272	448	2	31	419
Other(2)	895	10	—	905	1,724	43	3	1,764
Total asset-backed securities	8,220	23	119	8,124	10,908	61	269	10,700
Non-U.S. debt securities:
Mortgage-backed securities	6,506	35	6	6,535	7,010	72	11	7,071
Asset-backed securities	2,513	4	1	2,516	3,272	2	7	3,267
Government securities	5,834	8	6	5,836	4,348	7	—	4,355
Other(3)	5,587	31	5	5,613	4,817	29	12	4,834
Total non-U.S. debt securities	20,440	78	18	20,500	19,447	110	30	19,527
State and political subdivisions	10,233	201	112	10,322	9,402	371	27	9,746
Collateralized mortgage obligations	2,610	18	35	2,593	2,993	16	22	2,987
Other U.S. debt securities	2,481	18	30	2,469	2,611	31	18	2,624
U.S. equity securities	39	6	3	42	33	9	3	39
Non-U.S. equity securities	3	—	—	3	3	—	—	3
U.S. money-market mutual funds	409	—	—	409	542	—	—	542
Non-U.S. money-market mutual funds	16	—	—	16	19	—	—	19
Total	$62,056	$427	$485	$61,998	$69,843	$735	$508	$70,070
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,527	$17	$58	$17,486	$20,878	$2	$217	$20,663
Mortgage-backed securities	10,334	20	221	10,133	610	2	8	604
Asset-backed securities:
Student loans(1)	2,883	5	30	2,858	1,592	—	47	1,545
Credit cards	897	2	—	899	897	—	1	896
Other	35	—	—	35	366	2	1	367
Total asset-backed securities	3,815	7	30	3,792	2,855	2	49	2,808
Non-U.S. debt securities:
Mortgage-backed securities	1,150	70	15	1,205	2,202	109	26	2,285
Asset-backed securities	531	—	—	531	1,415	4	3	1,416
Government securities	286	3	—	289	239	—	1	238
Other	113	1	—	114	65	—	—	65
Total non-U.S. debt securities	2,080	74	15	2,139	3,921	113	30	4,004
State and political subdivisions	—	—	—	—	1	—	—	1
Collateralized mortgage obligations	1,413	42	11	1,444	1,687	60	29	1,718
Total	$35,169	$160	$335	$34,994	$29,952	$179	$333	$29,798

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of December 31, 2016 and December 31, 2015, the fair value of other ABS was primarily composed of $905 million and $1,764 million, respectively, of collateralized loan obligations.
(3) As of December 31, 2016 and December 31, 2015, the fair value of other non-U.S. debt securities was primarily composed of $3,769 million and $3,184 million, respectively, of covered bonds and $988 million and $613 million, as of December 31, 2016 and December 31, 2015, respectively, of corporate bonds.

State Street Corporation | 144

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate investment securities with carrying values of approximately $46 billion and $41 billion as of December 31, 2016 and 2015, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the fourth quarter of 2016, $4.9 billion of Agency MBS and Student Loan ABS previously classified as AFS were transferred to HTM and in the fourth quarter of 2015, $7.1 billion, of U.S. Treasuries previously classified as AFS were transferred to HTM. Both transfers reflect our intent to hold these securities until their maturity. These securities were transferred at fair value, which included a net unrealized gain of $87 million and $89 million as of December 31, 2016 and 2015, respectively, within accumulated other comprehensive loss which will be accreted into interest income over the remaining life of the transferred security (ranging from approximately 7 to 49 years).
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

State Street Corporation | 145

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$651	$8	$180	$1	$831	$9
Mortgage-backed securities	7,072	131	1,114	28	8,186	159
Asset-backed securities:
Student loans	54	—	3,745	75	3,799	75
Credit cards	795	1	494	25	1,289	26
Sub-prime	1	—	252	18	253	18
Other	75	—	—	—	75	—
Total asset-backed securities	925	1	4,491	118	5,416	119
Non-U.S. debt securities:
Mortgage-backed securities	442	1	893	5	1,335	6
Asset-backed securities	253	—	276	1	529	1
Government securities	1,314	6	—	—	1,314	6
Other	670	4	218	1	888	5
Total non-U.S. debt securities	2,679	11	1,387	7	4,066	18
State and political subdivisions	3,390	102	304	10	3,694	112
Collateralized mortgage obligations	1,259	31	162	4	1,421	35
Other U.S. debt securities	944	24	157	6	1,101	30
U.S. equity securities	8	—	5	3	13	3
Total	$16,928	$308	$7,800	$177	$24,728	$485
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$8,891	$57	$86	$1	$8,977	$58
Mortgage-backed securities	6,838	221	—	—	6,838	221
Asset-backed securities:
Student loans	705	9	1,235	21	1,940	30
Credit cards	33	—	—	—	33	—
Other	18	—	9	—	27	—
Total asset-backed securities	756	9	1,244	21	2,000	30
Non-U.S. mortgage-backed securities:
Mortgage-backed securities	54	2	330	13	384	15
Asset-backed securities	28	—	35	—	63	—
Government securities	180	—	—	—	180	—
Total non-U.S. debt securities	262	2	365	13	627	15
Collateralized mortgage obligations	537	4	204	7	741	11
Total	$17,284	$293	$1,899	$42	$19,183	$335

State Street Corporation | 146

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,123	$4	$121	$1	$3,244	$5
Mortgage-backed securities	5,729	48	3,166	86	8,895	134
Asset-backed securities:
Student loans	2,841	54	3,217	144	6,058	198
Credit cards	838	7	490	30	1,328	37
Sub-prime	7	—	387	31	394	31
Other	720	3	43	—	763	3
Total asset-backed securities	4,406	64	4,137	205	8,543	269
Non-U.S. debt securities:
Mortgage-backed securities	1,457	7	437	4	1,894	11
Asset-backed securities	2,190	7	22	—	2,212	7
Government securities	1,691	—	—	—	1,691	—
Other	1,548	5	527	7	2,075	12
Total non-U.S. debt securities	6,886	19	986	11	7,872	30
State and political subdivisions	206	1	658	26	864	27
Collateralized mortgage obligations	1,511	14	217	8	1,728	22
Other U.S. debt securities	475	9	178	9	653	18
U.S. equity securities	—	—	5	3	5	3
Total	$22,336	$159	$9,468	$349	$31,804	$508
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$16,370	$120	$3,005	$97	$19,375	$217
Mortgage-backed securities	560	8	—	—	560	8
Asset-backed securities:
Student loans	896	25	615	22	1,511	47
Credit cards	636	1	—	—	636	1
Other	102	—	31	1	133	1
Total asset-backed securities	1,634	26	646	23	2,280	49
Non-U.S. debt securities:
Mortgage-backed securities	338	2	524	24	862	26
Asset-backed securities	1,015	3	69	—	1,084	3
Government securities	128	1	—	—	128	1
Other	—	—	43	—	43	—
Total non-U.S. debt securities	1,481	6	636	24	2,117	30
Collateralized mortgage obligations	634	9	537	20	1,171	29
Total	$20,679	$169	$4,824	$164	$25,503	$333

State Street Corporation | 147

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of debt investment securities by carrying amount as of December 31, 2016. The maturities of certain asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

December 31, 2016	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,722	$1,114	$44	$383	$4,263
Mortgage-backed securities	213	1,533	3,022	8,489	13,257
Asset-backed securities:
Student loans	590	3,181	757	1,068	5,596
Credit cards	4	1,052	295	—	1,351
Sub-prime	3	1	2	266	272
Other	1	21	883	—	905
Total asset-backed securities	598	4,255	1,937	1,334	8,124
Non-U.S. debt securities:
Mortgage-backed securities	1,301	3,339	731	1,164	6,535
Asset-backed securities	289	1,877	346	4	2,516
Government securities	4,372	987	477	—	5,836
Other	1,901	3,304	408	—	5,613
Total non-U.S. debt securities	7,863	9,507	1,962	1,168	20,500
State and political subdivisions	509	2,347	5,548	1,918	10,322
Collateralized mortgage obligations	2	44	871	1,676	2,593
Other U.S. debt securities	508	1,003	922	36	2,469
Total	$12,415	$19,803	$14,306	$15,004	$61,528
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$400	$14,888	$2,167	$72	$17,527
Mortgage-backed securities	—	193	1,536	8,605	10,334
Asset-backed securities:
Student loans	442	201	349	1,891	2,883
Credit cards	99	798	—	—	897
Other	7	18	8	2	35
Total asset-backed securities	548	1,017	357	1,893	3,815
Non-U.S. debt securities:
Mortgage-backed securities	148	339	47	616	1,150
Asset-backed securities	163	368	—	—	531
Government securities	180	106	—	—	286
Other	71	42	—	—	113
Total non-U.S. debt securities	562	855	47	616	2,080
Collateralized mortgage obligations	102	23	488	800	1,413
Total	$1,612	$16,976	$4,595	$11,986	$35,169

State Street Corporation | 148

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present gross realized gains and losses from sales of AFS investment securities, and the components of net impairment losses included in net gains and losses related to investment securities for the periods indicated.

	Years Ended December 31,
(In millions)	2016	2015	2014
Gross realized gains from sales of AFS investment securities	$15	$57	$64
Gross realized losses from sales of AFS investment securities	(5)	(62)	(49)
Net impairment losses
Gross losses from OTTI	(2)	(1)	(1)
Losses reclassified (from) to other comprehensive income	(1)	—	(10)
Net impairment losses(1)	(3)	(1)	(11)
Gains (losses) related to investment securities, net	$7	$(6)	$4
(1) Net impairment losses, recognized in our consolidated statement of income, were composed of the following:
Impairment associated with expected credit losses	$(1)	$—	$(10)
Impairment associated with adverse changes in timing of expected future cash flows	(2)	(1)	(1)
Net impairment losses	$(3)	$(1)	$(11)
The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Years Ended December 31,
(In millions)	2016	2015	2014
Balance, beginning of period	$92	$115	$122
Additions:
Losses for which OTTI was previously recognized	2	1	11
Deductions:
Previously recognized losses related to securities sold or matured	(28)	(24)	(12)
Losses related to securities intended or required to be sold	—	—	(6)
Balance, end of period	$66	$92	$115
Interest revenue related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.
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

State Street Corporation | 149

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
The following provides a description of our process for the identification and assessment of OTTI, as well as information about OTTI recorded in 2016, 2015 and 2014 and changes in period-end unrealized losses, for major security types as of December 31, 2016.
U.S. Agency Securities
Our portfolio of U.S. agency direct obligations and mortgage-backed securities receives the implicit or explicit backing of the U.S. government in conjunction with specified financial support of the U.S. Treasury. We recorded no OTTI on these securities in 2016, 2015 or 2014. The overall increase in the unrealized losses on these securities as of December 31, 2016 was primarily attributable to interest rate increases in 2016.
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
We recorded no OTTI on these securities in 2016, 2015 or 2014. The gross unrealized losses in our FFELP loan-backed securities portfolio as of December 31, 2016 were primarily attributable to the widening FFELP spreads during the year as some rating agencies are reviewing the FFELP market for bonds with cash flows that might extend past their legal final maturities.
Our assessment of OTTI of these securities considers, among many other factors, the strength of the U.S. government guarantee, the performance of the underlying collateral, and the remaining average term of the FFELP loan-backed securities portfolio, which was approximately 4.1 years as of December 31, 2016.
In the fourth quarter of 2016, Moody’s and Fitch downgraded approximately $1.7 billion of FFELP loan-backed securities in our portfolio due to potential extension of student loan repayments beyond the securities’ legal final maturity dates. Approximately $2.2 billion of our FFELP loan-backed portfolio are on credit watch negative by Fitch. Based on the limited price impact on the overall FFELP loan-backed securities portfolio and recent remedial actions by issuers, including amending loan-backed securities maturity dates and exercising cleanup calls, the credit quality of the FFELP loan-backed securities portfolio remains stable and we, as a bondholder, remain protected from principal loss as a result of the aforementioned federal government guarantee and over-collateralization. Downside risks remain should remedial actions fail to address the extension risks.
Our total exposure to private student loan-backed securities was less than $200 million as of December 31, 2016. Our assessment of OTTI of
State Street Corporation | 150

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

private student loan-backed securities considers, among other factors, the impact of high unemployment rates on the collateral performance of private student loans. We recorded no OTTI on these securities in 2016, 2015 or 2014.
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
We recorded OTTI of $2 million, $1 million, and $1 million in 2016, 2015 and 2014, respectively, on non-U.S. residential mortgage-backed securities in our consolidated statement of income associated with adverse changes in the timing of expected future cash flows from the securities.
Our assessment of OTTI of these securities takes into account government intervention in the corresponding mortgage markets and assumes a conservative baseline macroeconomic environment for this region, factoring in slower economic growth and continued government austerity measures. Our baseline view assumes a recessionary period characterized by high unemployment and by additional housing price declines of between 3% and 23% across these four countries. Our evaluation of OTTI in our base case does not assume a disorderly sovereign-debt restructuring or a break-up of the Eurozone. In addition, we perform stress testing and sensitivity analysis in order to understand the impact of more severe assumptions on potential OTTI.
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
We recorded no OTTI on these securities in 2016, 2015 or 2014. The decline in the unrealized losses on these securities as of December 31, 2016 was primarily attributable to the narrowing of spreads and U.S. Treasury rates in 2016.
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
We recorded no OTTI on these securities in 2016, 2015 or 2014.
U.S. Non-Agency Commercial Mortgage-Backed Securities
With respect to our portfolio of U.S. non-agency commercial mortgage-backed securities, OTTI is assessed by considering a number of factors, including, but not limited to, the condition of the U.S. economy and the condition of the U.S. commercial real estate market, as well as capitalization rates. Management estimates of future losses for each security also consider the underlying collateral type, property location, vintage, debt-service coverage ratios, expected property income, servicer advances and estimated property values, as well as current levels of subordination. In 2016, we recorded $1 million of OTTI on these securities, all associated with

State Street Corporation | 151

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected credit losses. We recorded no OTTI on these securities 2015. In 2014, we recorded $10 million of OTTI on these securities, all associated with expected credit losses.
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
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, and excluding OTTI recorded in 2016, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $820 million related to 1,727 securities as of December 31, 2016 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
Loans are generally recorded at their principal amount outstanding, net of the allowance for loan losses, unearned income, and any net unamortized deferred loan origination fees. Acquired loans have been initially recorded at fair value based on management's expectation with respect to future principal and interest collection as of the date of acquisition. Acquired loans are held for investment, and as such their initial fair value is not adjusted subsequent to acquisition. Loans that are classified as held-for-sale are measured at lower of cost or fair value on an individual basis.
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
The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	December 31, 2016	December 31, 2015
Domestic:
Commercial and financial:
Loans to investment funds	$11,734	$11,915
Senior secured bank loans	3,256	2,929
Loans to municipalities	1,352	962
Other	70	93
Commercial real estate	27	28
Lease financing	338	337
Total domestic	16,777	16,264
Non-U.S.:
Commercial and financial:
Loans to investment funds	2,224	1,752
Senior secured bank loans	252	205
Lease financing	504	578
Total non-U.S.	2,980	2,535
Total loans and leases	19,757	18,799
Allowance for loan and lease losses	(53)	(46)
Loans and leases, net of allowance	$19,704	$18,753
We segregate our loans and leases into three segments: commercial and financial loans, commercial real estate loans, and lease financing. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities, and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk.
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans,

State Street Corporation | 152

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of December 31, 2016 and December 31, 2015, the loans pledged as collateral totaled $1.5 billion and $2.5 billion, respectively.
The lease financing segment includes our investment in leveraged lease financing. The components of our net investment in leveraged lease financing, included in the lease financing segment in the preceding table, were as follows as of December 31:

(In millions)	2016	2015
Net rental income receivable	$1,039	$1,159
Estimated residual values	89	89
Unearned income	(286)	(333)
Investment in leveraged lease financing	842	915
Less: related deferred income tax liabilities	(313)	(334)
Net investment in leveraged lease financing	$529	$581

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

December 31, 2016	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,889	$27	$842	$15,758
Speculative(2)	3,984	—	—	3,984
Substandard(4)	15	—	—	15
Total	$18,888	$27	$842	$19,757

December 31, 2015	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,288	$28	$888	$15,204
Speculative(2)	3,537	—	27	3,564
Special mention(3)	31	—	—	31
Total	$17,856	$28	$915	$18,799

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

In assessing the risk rating assigned to each individual loan or lease, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of December 31, 2016.

State Street Corporation | 153

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	December 31, 2016				December 31, 2015
(In millions)	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$15	$—	$—	$15	$—	$—	$—	$—
Collectively evaluated for impairment	18,873	27	842	19,742	17,856	28	915	18,799
Total	$18,888	$27	$842	$19,757	$17,856	$28	$915	$18,799

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of December 31, 2016, $195 thousand of the allowance for loan and lease loss related to commercial and financial loans individually evaluated for impairment, and the remainder of the allowance related to commercial and financial loans collectively evaluated for impairment. As of December 31, 2015, all of the allowance for loan and lease loss related to commercial and financial loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases for the dates or periods indicated. As of December 31, 2015, we had no impaired loans and leases.

	As of December 31, 2016			Year Ended December 31, 2016
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance(2)	Average Recorded Investment	Interest Revenue Recognized
Commercial and financial(1)	$15	$15	$—	$15	$—
Total	$15	$15	$—	$15	$—

(1) As of December 31, 2016, the related allowance for loan loss was approximately $195 thousand. This relates to one loan, which was on non-accrual status.
(2) As of December 31, 2016 and December 31, 2015, with exception of the aforementioned specific allowance, all of the allowance for loan and lease losses of $53 million and $46 million, respectively, related to loans that were not impaired.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the years ended December 31, 2016 and December 31, 2015.
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

As of December 31, 2016, there was one commercial and financial loan on non-accrual status, no CRE loans or leases were on non-accrual status, and no loans and leases were 90 days or more contractually past due. As of December 31, 2015, no loans or leases were on non-accrual status or 90 days or more contractually past due.
Allowance for loan and lease losses
The allowance for loan and lease losses, recorded as a reduction of loans and leases in our consolidated statement of condition, represents management’s estimate of incurred credit losses in our loan and lease portfolio as of the balance sheet date. The allowance is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of the allowance for each segment of our loan-and-lease portfolio include loss experience, the probability of default reflected in our internal risk rating of the counterparty's creditworthiness, current economic conditions and adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, if any, the performance of individual credits in relation to contract terms, and other relevant factors.

State Street Corporation | 154

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and leases are charged off to the allowance for loan and lease losses in the reporting period in which either an event occurs that confirms the existence of a loss on a loan or lease or a portion of a loan or lease is determined to be uncollectible. In addition, any impaired loan or lease that is determined to be collateral-dependent is reduced to an amount equal to the fair value of the collateral less costs to sell. A loan or lease is identified as collateral-dependent when management determines that it is probable that the underlying collateral will be the sole source of repayment. Recoveries are recorded on a cash basis as adjustments to the allowance.
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
(In millions)	Total Loans and Leases	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$46	$38	$28
Provision for loan and lease losses	10	12	10
Charge-offs	(3)	(4)	—
Ending balance	$53	$46	$38

(1) The provisions and charge-offs for loans and leases were attributable to exposure to senior secured loans to non-investment grade borrowers, purchased in connection with our participation in syndicated loans.
Loans and leases are reviewed on a regular basis, and any provisions for loan and lease losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan and lease losses at a level considered appropriate to absorb estimated incurred losses in the loan and lease portfolio.
Off-balance sheet credit exposures
The reserve for off-balance sheet credit exposures, recorded in accrued expenses and other liabilities in our consolidated statement of condition, represents management’s estimate of probable credit losses in outstanding letters and lines of credit and other credit-enhancement facilities provided to our clients and outstanding as of the balance sheet date.

The reserve is evaluated on a regular basis by management. Factors considered in evaluating the appropriate level of this reserve are similar to those considered with respect to the allowance for loan and lease losses. Provisions to maintain the reserve at a level considered by us to be appropriate to absorb estimated incurred credit losses in outstanding facilities are recorded in other expenses in our consolidated statement of income.
Note 5.    Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net tangible and other intangible assets acquired. Other intangible assets represent purchased long-lived intangible assets, primarily client relationships and core deposit intangible assets, that can be distinguished from goodwill because of contractual rights or because the asset can be exchanged on its own or in combination with a related contract, asset or liability. Goodwill is not amortized, but is subject to annual evaluation for impairment. Other intangible assets, which are also subject to annual evaluation for impairment, are mainly related to client relationships, which are amortized on a straight-line basis over periods ranging from five to twenty years, and core deposit intangible assets, which are amortized over periods ranging from sixteen to twenty-two years, with such amortization recorded in other expenses in our consolidated statement of income.
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

State Street Corporation | 155

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes in the carrying amount of goodwill during the periods indicated:

	December 31, 2016			December 31, 2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,641	$30	$5,671	$5,793	$33	$5,826
Acquisitions(1)	—	236	236	—	—	—
Divestitures and other reductions	(11)	—	(11)	—	—	—
Foreign currency translation	(80)	(2)	(82)	(152)	(3)	(155)
Ending balance	$5,550	$264	$5,814	$5,641	$30	$5,671

(1) Amounts for 2016 reflect our acquisition of GEAM, which is more fully described in Note 1.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	December 31, 2016			December 31, 2015
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,753	$15	$1,768	$1,998	$27	$2,025
Acquisitions(1)	—	217	217	16	—	16
Divestitures	(8)	—	(8)	—	—	—
Amortization	(186)	(21)	(207)	(187)	(10)	(197)
Foreign currency translation and other, net	(20)	—	(20)	(74)	(2)	(76)
Ending balance	$1,539	$211	$1,750	$1,753	$15	$1,768

(1) Amounts for 2016 reflect our acquisition of GEAM, which is more fully described in Note 1.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	December 31, 2016			December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,620	$(1,306)	$1,314	$2,486	$(1,198)	$1,288
Core deposits	661	(277)	384	667	(246)	421
Other	132	(80)	52	147	(88)	59
Total	$3,413	$(1,663)	$1,750	$3,300	$(1,532)	$1,768
Amortization expense related to other intangible assets was $207 million, $197 million and $222 million in 2016, 2015 and 2014, respectively. An impairment of approximately $9 million associated with intangible assets was included in amortization expense in 2014.
Expected future amortization expense for other intangible assets recorded as of December 31, 2016 is as follows:

(In millions)	Future Amortization
Years Ending December 31,
2017	$208
2018	186
2019	169
2020	166
2021	161

State Street Corporation | 156

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	December 31, 2016	December 31, 2015
Receivable - securities lending(1)	$21,204	$20,121
Derivative instruments, net	7,321	4,777
Bank-owned life insurance	3,158	3,078
Investments in joint ventures and other unconsolidated entities	2,363	2,034
Collateral, net	2,236	1,344
Accounts receivable	886	1,018
Prepaid expenses	333	284
Deferred tax assets, net of valuation allowance(2)	210	182
Deposits with clearing organizations	132	127
Income taxes receivable	106	154
Receivable for securities settlement	40	311
Other(3)	339	473
Total	$38,328	$33,903

(1) Refer to Note 11 for further information on the impact of collateral on our financial statement presentation of securities borrowing transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction as of December 31, 2015. Gross deferred tax assets and liabilities are presented in Note 22.
(3) Includes amounts held in escrow accounts at third parties related to the negotiated settlements in the indirect foreign exchange legal matter presented in Note 13.

Note 7. Deposits
As of December 31, 2016, we had $55.03 billion of time deposits outstanding, of which $214 million were non-U.S. and all of which are scheduled to mature in 2017. As of December 31, 2015, we had $46.55 billion of time deposits outstanding, of which $127 million were non-U.S. As of December 31, 2016 and 2015, substantially all U.S. and non-U.S. time deposits were in amounts of $100,000 or more.
Note 8. Short-Term Borrowings
Our short-term borrowings include securities sold under repurchase agreements, federal funds purchased and other short-term borrowings; other short-term borrowings include borrowings associated with our tax-exempt investment program, more fully described in Note 14. We phased out our commercial paper program prior to December 31, 2015 consistent with the objectives of our 2015 recovery and resolution plan developed pursuant to the requirements of the Dodd-Frank Act.
Collectively, short-term borrowings had weighted-average interest rates of 0.13% and 0.05% in 2016 and 2015, respectively.

The following tables present information with respect to the amounts outstanding and weighted-average interest rates of the primary components of our short-term borrowings as of and for the years ended December 31:

	Securities Sold Under Repurchase Agreements			Federal Funds Purchased
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Balance as of December 31	$4,400	$4,499	$8,925	$—	$6	$21
Maximum outstanding as of any month-end	5,572	10,977	10,955	29	29	29
Average outstanding during the year	4,113	8,875	8,817	31	21	20
Weighted-average interest rate as of year-end	.040%	.020%	.005%	.00%	.03%	.01%
Weighted-average interest rate for the year	.02	.01	.00	.17	.01	.00

	Tax-Exempt Investment Program			Corporate Commercial Paper Program(1)
(Dollars in millions)	2016	2015	2014	2015	2014
Balance as of December 31	$1,158	$1,748	$1,870	$—	$2,485
Maximum outstanding as of any month-end	1,726	1,865	1,938	2,919	2,485
Average outstanding during the year	1,512	1,807	1,903	1,897	2,136
Weighted-average interest rate as of year-end	.67%	.03%	.06%	.00%	.16%
Weighted-average interest rate for the year	.36	.06	.08	.26	.17

(1) We phased out our commercial paper program prior to December 31, 2015.

State Street Corporation | 157

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations to repurchase securities sold are recorded as a liability in our consolidated statement of condition. U.S. government securities with a fair value of $4.49 billion underlying the repurchase agreements remained in our investment securities portfolio as of December 31, 2016.
The following table presents information about these U.S. government securities and the carrying value of the related repurchase agreements, including accrued interest, as of December 31, 2016. The table excludes repurchase agreements collateralized by securities purchased under resale agreements and collateralized by trading account assets.

	U.S. Government Securities Sold		Repurchase Agreements(1)
(In millions)	Amortized Cost	Fair Value	Amortized Cost
Overnight maturity	$4,490	$4,491	$4,400

(1) Collateralized by investment securities

We maintain an agreement with a clearing organization that enables us to net all securities purchased under resale agreements and sold under repurchase agreements with counterparties that are also members of the clearing organization. As a result of this netting, the average balances of securities purchased under resale agreements and securities sold under repurchase agreements were reduced by $30.86 billion for 2016 and $30.30 billion for 2015.
State Street Bank currently maintains a line of credit of CAD 1.40 billion, or approximately $1.04 billion as of December 31, 2016, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of December 31, 2016 and 2015, there was no balance outstanding on this line of credit.

State Street Corporation | 158

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Long-Term Debt

(Dollars in millions)					As of December 31,
Issuance Date	Maturity Date	Coupon Rate	Seniority	Interest Due Dates	2016	2015(6)
Statutory business trusts(5):
April 30, 2007	June 15, 2037	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	$—	$793
May 15, 1998	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	—	155
Parent company and non-banking subsidiary issuances:
August 18, 2015	August 18, 2025	3.55%	Senior notes	2/18; 8/18(1)	1,293	1,301
August 18, 2015	August 18, 2020	2.55%	Senior notes	2/18; 8/18(1)	1,192	1,194
November 19, 2013	November 20, 2023	3.7%	Senior notes	5/20; 11/20(1)	1,033	1,046
December 15, 2014	December 16, 2024	3.3%	Senior notes	6/16; 12/16(1)	999	1,007
May 15, 2013	May 15, 2023(2)	3.1%	Subordinated notes	5/15; 11/15(1)	987	993
April 30, 2007(5)	June 15, 2037	Floating-rate	Junior subordinated debentures	3/15; 6/15; 9/15; 12/15	793	—
March 7, 2011	March 7, 2021	4.375%	Senior notes	3/7; 9/7(1)	738	738
May 19, 2016	May 19, 2021	1.95%	Senior notes	5/19; 11/19(1)	726	—
May 19, 2016	May 19, 2026	2.65%	Senior notes	5/19; 11/19(1)	704	—
February 11, 2011	March 15, 2018(3)	4.956%	Junior subordinated debentures	3/15; 9/15(1)	511	519
August 18, 2015	August 18, 2020	Floating-rate	Senior notes	2/18; 5/18; 8/18; 11/18	499	498
May 15, 2013	May 15, 2018	1.35%	Senior notes	5/15; 11/15(1)	497	495
April 30, 2007	April 30, 2017	5.375%	Senior notes	4/30; 10/30	450	449
May 15, 1998(5)	May 15, 2028	Floating-rate	Junior subordinated debentures	2/15; 5/15; 8/15; 11/15	150	—
June 21, 1996	June 15, 2026(4)	7.35%	Senior notes	6/15; 12/15	150	150
March 7, 2011	March 7, 2016	2.875%	Senior notes	3/7	—	1,001
Parent company:
Long-term capital leases					293	334
State Street Bank issuances:
September 24, 2003	October 15, 2018(2)	5.25%	Subordinated notes	4/15; 10/15	415	424
December 8, 2005	January 15, 2016	5.3%	Subordinated notes	1/15	—	400
Total long-term debt					$11,430	$11,497

(1)
We have entered into interest-rate swap agreements, recorded as fair value hedges, to modify our interest expense on these senior and subordinated notes from a fixed rate to a floating rate. As of December 31, 2016, the carrying value of long-term debt associated with these fair value hedges decreased $15 million. As of December 31, 2015, the carrying value of long-term debt associated with these fair value hedges increased $105 million. Refer to Note 10 for additional information about fair value hedges.

(2)	The subordinated notes qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.

(3)
We do not have the right to redeem the debenture prior to maturity other than upon the occurrence of specified events. Such redemption is subject to federal regulatory approval. The junior subordinated debenture qualify for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines.

(4)	We may not redeem the note prior to their maturity.

(5)
On December 21, 2016, the statutory business trusts were liquidated and the floating-rate junior subordinated debentures issuances of the statutory business trusts were exchanged for a like principal amount of State Street Corporation's floating-rate junior subordinated debentures with the same maturity dates.

(6)	Refer to Note 1 regarding the retrospective application of ASU 2015-03, which resulted in the netting of debt issuance costs within long-term debt.
We maintain an effective universal shelf registration that allows for the offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof.

As of December 31, 2016, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of December 31, 2016, $4 billion was available for issuance pursuant to this authority. As of December 31, 2016, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.

State Street Corporation | 159

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statutory Business Trusts:
As of December 31, 2015, we had two statutory business trusts, State Street Capital Trusts I and IV, which as of December 31, 2015 had collectively issued $955 million of trust preferred capital securities. Proceeds received by each of the trusts from their capitalization and from their capital securities issuances were invested in junior subordinated debentures issued by the parent company. The junior subordinated debentures were the sole assets of Capital Trusts I and IV. Each of the trusts was wholly-owned by us; however, in conformity with U.S. GAAP, we did not record the trusts in our consolidated financial statements.
Payments made by the trusts to holders of the capital securities were dependent on our payments made to the trusts on the junior subordinated debentures. Our fulfillment of these commitments had the effect of providing a full, irrevocable and unconditional guarantee of the trusts’ obligations under the capital securities. While the capital securities issued by the trusts were not recorded in our consolidated statement of condition, a portion of the junior subordinated debentures qualified for inclusion in tier 1 regulatory capital with the remainder qualifying for inclusion in tier 2 regulatory capital under current federal regulatory capital guidelines. Information about restrictions on our ability to obtain funds from our subsidiary banks is provided in Note 16.
Interest paid by the parent company on the debentures was recorded in interest expense. Distributions to holders of the capital securities by the trusts were payable from interest payments received on the debentures and were due quarterly by State Street Capital Trusts I and IV, subject to deferral for up to five years under certain conditions. The capital securities were subject to mandatory redemption in whole at the stated maturity upon repayment of the debentures, with an option by us to redeem the debentures at any time. Such optional redemption was subject to federal regulatory approval.
Effective December 21, 2016, the liquidation date, State Street Capital Trusts I and IV were dissolved in accordance with the terms of State Street Capital Trusts I and IV, and we exchanged the floating-rate capital securities of State Street Capital Trust I due in 2028 for a like principal amount of State Street Corporation floating-rate junior subordinated debentures due in 2028, and we exchanged the floating-rate capital securities of State Street Capital Trust IV due in 2037 for a like principal amount of State Street Corporation floating-rate junior subordinated debentures due in 2037.

The next scheduled interest payment on the State Street Corporation floating-rate junior subordinated debentures due in 2028 and 2037 will include any accrued and unpaid distributions on the floating rate capital securities of State Street Capital Trust I due in 2028 and State Street Capital Trust IV due in 2037, respectively.
Parent Company:
As of December 31, 2016 and 2015, long-term capital leases included $278 million and $308 million, respectively, related to our One Lincoln Street headquarters building and related underground parking garage. Refer to Note 20 for additional information.
Note 10.    Derivative Financial Instruments
A derivative financial instrument is a financial instrument or other contract which has one or more referenced indices and one or more notional amounts, either no initial net investment or a smaller initial net investment than would be expected for similar types of contracts, and which requires or permits net settlement.
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange options and interest-rate contracts. Our derivative positions include derivative contracts held by a consolidated sponsored investment fund (refer to Note 14). We record derivatives in our consolidated statement of condition at their fair value on a recurring basis.
Interest rate contracts involve an agreement with a counterparty to exchange cash flows based on the movement of an underlying interest rate index. An interest rate swap agreement involves the exchange of a series of interest payments, at either a fixed or variable rate, based on the notional amount without the exchange of the underlying principal amount. An interest rate option contract provides the purchaser, for a premium, the right, but not the obligation, to receive an interest rate based upon a predetermined notional amount during a specified period. An interest rate futures contract is a commitment to buy or sell, at a future date, a financial instrument at a contracted price; it may be settled in cash or through the delivery of the contracted instrument.
Foreign exchange contracts involve an agreement to exchange one currency for another currency at an agreed-upon rate and settlement date. Foreign exchange contracts generally consist of

State Street Corporation | 160

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign exchange forward and spot contracts, option contracts and cross-currency swaps. Future cash requirements, if any, related to foreign exchange contracts are represented by the gross amount of currencies to be exchanged under each contract unless we and the counterparty have agreed to pay or to receive the net contractual settlement amount on the settlement date.
Derivative financial instruments involve the management of interest-rate and foreign currency risk, and involve, to varying degrees, market risk and credit and counterparty risk (risk related to repayment). Market risk is defined by U.S. banking regulators as the risk of loss that could result from broad market movements, such as changes in the general level of interest rates, credit spreads, foreign exchange rates or commodity prices. We use a variety of risk management tools and methodologies to measure, monitor and manage the market risk associated with our trading activities, which include our use of derivative financial instruments. One such risk-management measure is VaR. VaR is an estimate of potential loss for a given period within a stated statistical confidence interval. We use a risk measurement system to measure VaR daily. We have adopted standards for measuring VaR, and we maintain regulatory capital for market risk in accordance with currently applicable regulatory market risk requirements.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of December 31, 2016 and 2015, we had recorded approximately $1.99 billion and $1.40 billion, respectively, of cash collateral received from counterparties and approximately $4.39 billion and $1.65 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of December 31, 2016 and 2015 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of December 31, 2016 totaled approximately $1.19 billion, against which we provided $92 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of December 31, 2016 was approximately $1.10 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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

State Street Corporation | 161

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
With respect to cross-border investing, our clients often enter into foreign exchange forward contracts to convert currency for international investments and to manage the currency risk in their international investment portfolios. As an active participant in the foreign exchange markets, we provide foreign exchange forward contracts and options in support of these client needs, and also act as a dealer in the currency markets. As part of our trading activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest rate swaps, interest rate forward contracts, and interest rate futures. In the aggregate, we seek to match positions closely with the objective of minimizing related currency and interest-rate risk. We also use foreign currency swap contracts to manage the foreign exchange risk associated with certain foreign currency-denominated liabilities. The foreign exchange swap contracts are entered into for periods generally consistent with foreign currency exposure of the underlying transactions.
The entire changes in the fair value of the derivatives utilized in our trading activities are recorded in trading services revenue, and the entire changes in fair value of derivatives utilized in our asset-and-liability management activities are recorded in processing fees and other revenue.
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
We grant deferred cash awards to certain of our employees as part of our employee incentive compensation plans. We account for these awards as derivative financial instruments, as the underlying referenced shares are not equity instruments of State Street. The fair value of these derivatives is referenced to the value of units in State Street-sponsored investment funds or funds sponsored by other unrelated entities. We re-measure these derivatives to fair value quarterly, and record the change in value in compensation and employee benefits expenses in our consolidated statement of income.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest rate risk and foreign currency risk. Interest rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps. Interest rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges.
 Fair Value Hedges
Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities. Differences between the gains and losses on the hedging derivative and the gains and losses on the hedged asset or liability attributable to the hedged risk represent hedge ineffectiveness. We use interest rate or foreign exchange contracts in this manner to manage our exposure to changes in the fair value of hedged items caused by changes in interest rates or foreign exchange rates. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, are recorded in processing fees and other revenue, along with the changes in fair value of the hedged asset or liability attributable to the hedged risk.
We have entered into interest rate swap agreements to modify our interest revenue from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 4.5 years

State Street Corporation | 162

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have entered into interest rate swap agreements to modify our interest expense on eight senior notes and two subordinated notes from fixed rates to floating rates. The senior and subordinated notes are hedged with interest rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that effectively hedge the fixed-rate notes. The interest rate swap contracts convert the fixed-rate coupons to floating rates indexed to LIBOR, thereby mitigating our exposure to fluctuations in the fair values of the senior and subordinated notes stemming from changes in the benchmark interest rates. The table below summarizes the maturities and the paid fixed interest rates for the hedged senior and subordinated notes:

December 31, 2016	Maturity	Paid Fixed Interest Rate
Senior Notes
	2018	1.35%
	2020	2.55
	2021	1.95
	2021	4.38
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2018	4.96
	2023	3.10
We have entered into foreign exchange swap contracts to hedge the change in fair value attributable to foreign exchange movements in our foreign currency denominated investment securities and deposits. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of the securities and deposits attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the notional amount of the hedging instruments is aligned with the carrying value of the hedged securities and deposits. The forward points on the hedging instruments are considered to be a hedging cost, and accordingly are excluded from the evaluation of hedge effectiveness and recorded in net interest revenue. Changes in the fair value of a derivative that are highly effective, and that are designated and qualify as a foreign currency hedge, are recorded in processing fees and other revenue.

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
We have entered into foreign exchange contracts to hedge the change in cash flows attributable to foreign exchange movements in foreign currency denominated investment securities. These foreign exchange contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the cash flows of the securities attributable to changes in foreign exchange rates. Generally, no ineffectiveness is recorded in earnings, since the critical terms of the hedging instruments and the hedged securities are aligned. Changes in the fair value of the derivative that are highly effective, and that are designated and qualify as a foreign currency hedge, are recorded in other comprehensive income.
Net Investment Hedges
We have entered into foreign exchange contracts to protect the net investment in our foreign operations against adverse changes in exchange rates. These forward contracts convert the foreign currency risk to U.S. dollars, thereby mitigating our exposure to fluctuations in the fair value of our net investments in our foreign operations attributable to changes in foreign exchange rates. The changes in fair value of the foreign exchange forward contracts are recorded, net of taxes, in the foreign currency translation component of other comprehensive income.  Effectiveness of net investment hedges is based on the overall changes in the fair value of the forward contracts and we measure the ineffectiveness of net investment hedge based on changes in forward foreign currency rates. There was no ineffectiveness for our net investment hedge during 2016.

State Street Corporation | 163

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Swap agreements and forwards	$—	$336
Futures	13,455	2,621
Foreign exchange contracts:
Forward, swap and spot	1,414,765	1,274,277
Options purchased	337	403
Options written	202	404
Credit derivative contracts:
Credit swap agreements(1)	—	141
Commodity and equity contracts:
Commodity(1)	—	113
Equity(1)	—	87
Other:
Stable value contracts	27,182	24,583
Deferred value awards(2)(3)	409	320
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,169	9,398
Foreign exchange contracts:
Forward and swap	8,564	4,515

(1) Primarily composed of positions held by a consolidated sponsored investment fund, more fully described in Note 14.
(2) Represents grants of deferred value awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."
(3) Amount as of December 31, 2016 reflects $249 million related to the acceleration of expense associated with certain cash settled deferred incentive compensation awards.

In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

December 31, 2016(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,444
Long-term debt(2)	8,725
Total	$10,169

December 31, 2015(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,698
Long-term debt(2)	7,700
Total	$9,398

(1) As of December 31, 2016 and 2015, there were no interest-rate contracts designated as cash flow hedges.
(2) As of December 31, 2016, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $15 million. As of December 31, 2015, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $105 million.
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
The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Years Ended December 31,
	2016		2015
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.40%	2.29%	3.57%	2.42%

State Street Corporation | 164

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is disclosed in Note 11.

	Derivative Assets(1)
	Fair Value
(In millions)	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,982	$10,799
Interest-rate contracts	—	2
Other derivative contracts	—	5
Total	$15,982	$10,806

Derivatives designated as hedging instruments:
Foreign exchange contracts	$502	$517
Interest-rate contracts	68	133
Total	$570	$650

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,881	$10,795
Other derivative contracts	380	103
Interest-rate contracts	—	2
Total	$16,261	$10,900

Derivatives designated as hedging instruments:
Foreign exchange contracts	$75	$73
Interest-rate contracts	348	180
Total	$423	$253

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Years Ended December 31,
(In millions)		2016	2015	2014
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$662	$686	$612
Interest-rate contracts	Processing fees and other revenue	1	—	—
Interest-rate contracts	Trading services revenue	(7)	(2)	1
Credit derivative contracts	Trading services revenue	(1)	(1)	1
Credit derivative contracts	Processing fees and other revenue	—	—	(1)
Other derivative contracts	Trading services revenue	(2)	8	(2)
Other derivative contracts(1)	Compensation and employee benefits	(448)	(149)	(106)
Total		$205	$542	$505

(1) Amount in 2016 reflects $249 million related to the acceleration of expense associated with certain cash settled deferred incentive compensation awards.

State Street Corporation | 165

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income			Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Years Ended December 31,					Years Ended December 31,
(In millions)		2016	2015	2014			2016	2015	2014
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(6)	$(101)	$(92)	Investment securities	Processing fees and other revenue	$6	$101	$92
Foreign exchange contracts	Processing fees and other revenue	221	(241)	—	FX deposit	Processing fees and other revenue	(221)	241	—
Interest-rate contracts	Processing fees and other revenue	43	16	(44)	Available-for-sale securities	Processing fees and other revenue(1)	(40)	(17)	39
Interest-rate contracts	Processing fees and other revenue	(98)	61	150	Long-term debt	Processing fees and other revenue	100	(54)	(138)
Total		$160	$(265)	$14			$(155)	$271	$(7)

(1) In 2016, 2015 and 2014, $23 million of net unrealized gains, $12 million of net unrealized gains and $24 million net unrealized losses, respectively, on AFS investment securities designated in fair value hedges were recognized in OCI.
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest revenue, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income			Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income			Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
(In millions)	2016	2015	2014		2016	2015	2014		2016	2015	2014
Derivatives designated as cash flow hedges:
Interest-rate contracts	$—	$—	$(2)	Net interest revenue	$—	$(4)	$(4)	Net interest revenue	$—	$—	$3
Foreign exchange contracts	(39)	55	126	Net interest revenue	—	—	—	Net interest revenue	24	10	6
Total	$(39)	$55	$124		$—	$(4)	$(4)		$24	$10	$9

Derivatives designated as net investment hedges:
Foreign exchange contracts	$109	$—	$—	Gains (Losses) related to investment securities, net	$—	$—	$—	Gains (Losses) related to investment securities, net	$—	$—	$—
Total	$109	$—	$—		$—	$—	$—		$—	$—	$—
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
In connection with secured financing transactions, we enter into netting agreements and

State Street Corporation | 166

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When we have a legally enforceable netting arrangement between us and the derivative counterparty and the relevant transaction is the type of transaction that is recorded in our consolidated statement of condition, we offset derivative assets and liabilities, and the related collateral received and provided, in our consolidated statement of condition. We also offset assets and liabilities related to secured financing transactions with the same counterparty or clearinghouse which have the same maturity date and are settled in the normal course of business on a net basis.
Collateral that we receive in the form of securities in connection with secured financing transactions and derivative contracts can be transferred or re-pledged as collateral in many instances to enter into repurchase agreements or securities finance or derivative transactions. The securities collateral received in connection with our securities finance activities is recorded at fair value in other assets in our consolidated statement of condition, with a related liability to return the collateral, if we have the right to transfer or re-pledge the collateral. As of December 31, 2016 and December 31, 2015, the fair value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $1.77 billion and $3.05 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same date was $166 million and $262 million, respectively.

State Street Corporation | 167

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$16,484	$(8,257)	$8,227		$8,227
Interest-rate contracts	68	(68)	—		—
Cash collateral and securities netting	NA	(906)	(906)	$(247)	(1,153)
Total derivatives	16,552	(9,231)	7,321	(247)	7,074
Other financial instruments:
Resale agreements and securities borrowing(4)	58,677	(35,517)	23,160	(22,939)	221
Total derivatives and other financial instruments	$75,229	$(44,748)	$30,481	$(23,186)	$7,295

Assets:	December 31, 2015
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$11,316	$(5,896)	$5,420		$5,420
Interest-rate contracts	135	(5)	130		130
Other derivative contracts	5	(2)	3		3
Cash collateral and securities netting	NA	(776)	(776)	$(405)	(1,181)
Total derivatives	11,456	(6,679)	4,777	(405)	4,372
Other financial instruments:
Resale agreements and securities borrowing(4)	62,522	(38,997)	23,525	(22,875)	650
Total derivatives and other financial instruments	$73,978	$(45,676)	$28,302	$(23,280)	$5,022

NA: Not applicable.
(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. Refer to Note 1 and Note 2 for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $23,160 million as of December 31, 2016 were $1,956 million of resale agreements and $21,204 million of collateral provided related to securities borrowing. Included in the $23,525 million as of December 31, 2015 were $3,404 million of resale agreements and $20,121 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(5) Includes securities in connection with our securities borrowing transactions.
(6) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

State Street Corporation | 168

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$15,956	$(8,253)	$7,703		$7,703
Interest-rate contracts	348	(73)	275		275
Other derivative contracts	380	—	380		380
Cash collateral and securities netting	NA	(2,356)	(2,356)	$(180)	(2,536)
Total derivatives	16,684	(10,682)	6,002	(180)	5,822
Other financial instruments:
Repurchase agreements and securities lending(4)	44,933	(35,517)	9,416	(7,059)	2,357
Total derivatives and other financial instruments	$61,617	$(46,199)	$15,418	$(7,239)	$8,179

Liabilities:	December 31, 2015
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$10,868	$(5,896)	$4,972		$4,972
Interest-rate contracts	182	(5)	177		177
Other derivative contracts	103	(2)	101		101
Cash collateral and securities netting	NA	(1,118)	(1,118)	$(64)	(1,182)
Total derivatives	11,153	(7,021)	4,132	(64)	4,068
Other financial instruments:
Resale agreements and securities lending(4)	46,766	(38,997)	7,769	(5,350)	2,419
Total derivatives and other financial instruments	$57,919	$(46,018)	$11,901	$(5,414)	$6,487

NA: Not applicable.
(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. Refer to Note 1 and Note 2 for additional information on the measurement basis of these instruments.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $9,416 million as of December 31, 2016 were $4,400 million of repurchase agreements and $5,016 million of collateral received related to securities lending. Included in the $7,769 million as of December 31, 2015 were $4,499 million of repurchase agreements and $3,270 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 12 for additional information with respect to principal securities finance transactions.
(5) Includes securities provided in connection with our securities lending transactions.
(6) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.

State Street Corporation | 169

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The securities transferred under resale and repurchase agreements typically are U.S. Treasury, agency and agency mortgage-backed securities. In our principal securities borrowing and lending arrangements, the securities transferred are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes the Company with counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.
The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,509	$—	$—	$35,509
Total	35,509	—	—	35,509
Securities lending transactions:
Corporate debt securities	53	—	—	53
Equity securities	8,337	—	1,034	9,371
Total	8,390	—	1,034	9,424
Gross amount of recognized liabilities for repurchase agreements and securities lending	$43,899	$—	$1,034	$44,933

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2015
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$37,157	$5	$—	$37,162
Non-U.S. sovereign debt	—	97	—	97
Total	37,157	102	—	37,259
Securities lending transactions:
Corporate debt securities	1	—	—	1
Equity securities	8,502	—	1,002	9,504
Non-U.S. sovereign debt	2	—	—	2
Total	8,505	—	1,002	9,507
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,662	$102	$1,002	$46,766

State Street Corporation | 170

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Commitments and Guarantees
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated.

(In millions)	December 31, 2016	December 31, 2015
Commitments(1):
Unfunded credit facilities	$28,154	$26,570

Guarantees(2):
Indemnified securities financing	$360,452	$320,436
Stable value protection	27,182	24,583
Standby letters of credit	3,459	4,700

(1) The potential losses associated with these commitments equal the gross contractual amounts, and do not consider the value of any collateral.
(2) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of December 31, 2016, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	December 31, 2016	December 31, 2015
Fair value of indemnified securities financing	$360,452	$320,436
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	377,919	335,420
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	60,003	63,055
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	63,959	67,016
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Collateral provided and received in connection with such transactions is recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of December 31, 2016 and December 31, 2015, we had approximately $21.20 billion and $20.12 billion, respectively, of collateral provided and approximately $5.02 billion and $3.27 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

State Street Corporation | 171

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Standby Letters of Credit
Standby letters of credit provide credit enhancement to our municipal clients to support the issuance of capital markets financing.
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
As of December 31, 2016, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $90 million (excluding amounts relating to client reimbursements in connection with errors in invoicing certain of our Investment Servicing clients, described below). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
The following discussion provides information with respect to significant legal and regulatory matters.
Foreign Exchange
In 2016, we settled our previously disclosed litigation and governmental investigations regarding our FX execution service that we refer to as indirect FX. Such settlements were satisfied from the previously established reserves.
Transition Management
In January 2014, we entered into a settlement with the FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the DOJ opened separate investigations into this matter. In April 2016, the U.S. Attorney’s office in Boston charged two former employees in our transition management business with criminal fraud in connection with their alleged role in this matter, and, in May 2016, the SEC commenced a parallel civil enforcement proceeding against one of these individuals.
On January 18, 2017, we announced that we had entered into a settlement agreement with the DOJ and the United States Attorney for the District of Massachusetts to resolve their investigation. Under

State Street Corporation | 172

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the terms of the agreement, we, among other things, paid a fine of $32.3 million and entered into a deferred prosecution agreement. Under the deferred prosecution agreement, we agreed to retain an independent compliance consultant and compliance monitor for a term of three years (subject to extension) which will, among other things, evaluate the effectiveness of our compliance controls and business ethics and make related recommendations.
As previously disclosed, we are also in discussions with the SEC Staff regarding a resolution of their investigation, and have reached an agreement in principle with the Staff of the SEC to pay a penalty of $32.3 million (equal to the fine being paid to the DOJ). Resolution of the matter is subject to completion of negotiations with the SEC Staff on other terms of the settlement, followed by review and consideration by the SEC.
As of December 31, 2016 we had accrued $65 million with respect to the DOJ and the SEC investigations, which includes $23 million accrued in the fourth quarter.
GovEx
We are cooperating in an ongoing inquiry by the SEC relating to the GovEx electronic trading platform, which was offered and operated by State Street Global Markets, LLC from September 2009 to July 2015. The subjects of the inquiry are our communications related to volume, pricing and functionalities of the platform. We are currently engaged in discussions with the Staff of the SEC concerning a possible resolution of this matter, and have reached an agreement in principle with the Staff to pay a penalty of $3 million. Resolution of the matter is subject to completion of negotiations with the SEC Staff on other terms of the settlement, followed by review and consideration by the SEC. As of December 31, 2016, we had accrued $3 million for this matter.
Federal Reserve/Massachusetts Division of Banks Written Agreement
On June 1, 2015, we entered into a written agreement with the Federal Reserve and the Massachusetts Division of Banks relating to deficiencies identified in our compliance programs with the requirements of the Bank Secrecy Act, AML regulations and U.S. economic sanctions regulations promulgated by OFAC. As part of this enforcement action, we are required to, among other things, implement improvements to our compliance programs and to retain an independent firm to conduct a review of account and transaction activity covering a prior three-month period to evaluate whether any suspicious activity not previously reported should have been identified and reported in accordance with applicable regulatory requirements. To the extent deficiencies in our historical reporting are identified as a result of the transaction review or if we fail to comply with the terms of the written agreement, we may become subject to fines and other regulatory sanctions, which may have a material adverse effect on us.
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We currently expect to pay at least $340 million (including interest), in connection with that review, which is ongoing. We are implementing enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other billing practices relating to our Investment Servicing clients, including calculation of asset-based fees.
We have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law. We are also responding to requests for information from, and are cooperating with investigations by, governmental authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the Department of Labor and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. The severity of such fines or other sanctions could take into account factors such as the amount and duration of our incorrect invoicing, the government’s assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our recent deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business. Any of the foregoing could have a material adverse effect on our reputation or business, including the imposition of restrictions on the operation of our business or a reduction in client demand. Resolution of these matters could also have

State Street Corporation | 173

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a material adverse effect on our consolidated results of operations for the period or periods in which such matters are resolved or an accrual is determined to be required. No accrual, other than a reserve for client reimbursement, is reflected on our consolidated statement of condition as of December 31, 2016.
In April 2016, the Massachusetts Secretary of State commenced an administrative enforcement proceeding against State Street Global Markets, LLC, alleging that our conduct concerning expense invoices caused State Street Global Markets, LLC to violate state law governing the securities industry by virtue of our alleged control of State Street Global Markets, LLC. The complaint sought to impose a censure, a fine and to provide for reimbursement or other relief. In December 2016, the proceeding was concluded pursuant to an agreement with the Secretary of State.
Shareholder Litigation
In January 2017, a State Street shareholder filed a purported class action complaint against the Company alleging that statements made by the Company in its annual reports for the 2011-15 period regarding its internal controls and procedures were misleading due to the omission of information regarding the Transition Management and Invoicing Matters discussed above.
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
We are presently under audit by a number of tax authorities, including the Internal Revenue Service, which completed their field audit procedures on our U.S. income tax returns for the tax years 2012 and 2013. The earliest tax year open to examination in jurisdictions where we have material operations is 2010. Management believes that we have sufficiently accrued liabilities as of December 31, 2016 for tax exposures.

Note 14.    Variable Interest Entities
We are involved, in the normal course of our business, with various types of special purpose entities, some of which meet the definition of VIEs. When evaluating a VIE for consolidation, we must determine whether or not we have a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that State Street does not have a variable interest in the VIE, no further analysis is required and State Street does not consolidate the VIE. If State Street holds a variable interest in a VIE, we are required by U.S. GAAP to consolidate that VIE when we have a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. State Street is determined to have a controlling financial interest in a VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.
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
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of December 31, 2016 and December 31, 2015, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.35 billion and $2.10 billion, respectively, and other short-term borrowings of $1.16 billion and $1.75 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest revenue and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest revenue when earned or incurred.

State Street Corporation | 174

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We transfer assets to the trusts from our investment securities portfolio at adjusted book value, and the trusts finance the acquisition of these assets by selling certificated interests issued by the trusts to third-party investors and to State Street as residual holder. These transfers do not meet the de-recognition criteria defined by U.S. GAAP, and therefore, the assets continue to be recorded in our consolidated financial statements. The trusts had a weighted-average life of approximately 4.5 years as of December 31, 2016, compared to approximately 5.4 years as of December 31, 2015.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of December 31, 2016, our commitments to the trusts under these liquidity facilities and letters of credit totaled $1.16 billion and $351 million, respectively, and none of the liquidity facilities were utilized. In the event that our obligations under these liquidity facilities are triggered, no material impact to our consolidated results of operations or financial condition is expected to occur, because the securities are already recorded at fair value in our consolidated statement of condition. In addition, neither creditors nor third-party investors in the trusts have any recourse to State Street’s general credit other than through the liquidity facilities and letters of credit noted above.
Interests in Investment Funds:
In the normal course of business, we manage various types of investment funds through SSGA in which our clients are investors, including sponsored investment funds and other similar investment structures. Substantially all of our assets under management are contained within such funds. The services we provide to these funds generate management fee revenue. From time to time, we may invest cash in the funds in order for the funds to establish a performance history for newly-launched strategies, referred to as seed capital, or for other purposes.
With respect to our interests in funds that meet the definition of a VIE, a primary beneficiary assessment is performed to determine if we have a controlling financial interest. As part of our assessment, we consider all the facts and circumstances regarding the terms and characteristics of the variable interest(s), the design and characteristics of the fund and the other involvements of the enterprise with the fund. Upon consolidation of certain funds, we retain the specialized investment company accounting rules followed by the underlying funds.

All of the underlying investments held by such consolidated funds are carried at fair value, with corresponding changes in the investments’ fair values reflected in trading services revenue in our consolidated statement of income. When we no longer control these funds due to a reduced ownership interest or other reasons, the funds are de-consolidated and accounted for under another accounting method if we continue to maintain investments in the funds.
As of December 31, 2016, we have no consolidated funds. As of December 31, 2015, the aggregate assets and liabilities of our consolidated funds totaled $321 million and $228 million, respectively.
Our conclusion to consolidate a fund may vary from period to period, most commonly as a result of fluctuation in our ownership interest as a result of changes in the number of fund shares held by either us or by third parties. Given that the funds follow specialized investment company accounting rules which prescribe fair value, a de-consolidation generally would not result in gains or losses for us.
The net assets of any consolidated fund are solely available to settle the liabilities of the fund and to settle any investors’ ownership redemption requests, including any seed capital invested in the fund by State Street. We are not contractually required to provide financial or any other support to any of our funds. In addition, neither creditors nor equity investors in the funds have any recourse to State Street’s general credit.
As of December 31, 2016 and December 31, 2015, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $121 million and $93 million as of December 31, 2016 and December 31, 2015, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 175

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Shareholders' Equity

Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of December 31, 2016:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Years Ended December 31,
	2016			2015
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$5,250	$1.32	$26	$5,250	$1.32	$26
Series D	5,900	1.48	44	5,900	1.48	44
Series E	6,000	1.52	45	6,333	1.60	48
Series F	5,250	52.50	40	1,663	16.63	12
Series G	3,626	0.90	18	—	—	—
Total			$173			$130
In January 2017, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.26 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in March 2017.
Common Stock:
In July 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). In March 2015, our Board approved a common stock purchase program authorizing the purchase of up to $1.8 billion of our common stock through June 30, 2016 (the 2015 Program). The table below presents the activity under both the 2016 Program and the 2015 Program during the year ended December 31, 2016.

	Shares Purchased (In millions)	Average Cost per Share	Total Purchased (In millions)
2016 Program	9.0	$72.66	$650
2015 Program	12.1	58.83	715
Total	21.1	$64.70	$1,365

State Street Corporation | 176

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the dividends declared on common stock for the periods indicated:

	Years Ended December 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2016		2015
Common Stock	$1.44	$559	$1.32	$536
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of December 31:

(In millions)	2016	2015	2014
Net unrealized gains on cash flow hedges	$229	$293	$276
Net unrealized gains (losses) on available-for-sale securities portfolio	(225)	9	273
Net unrealized gains (losses) related to reclassified available-for-sale securities	25	(28)	39
Net unrealized gains (losses) on available-for-sale securities	(200)	(19)	312
Net unrealized losses on available-for-sale securities designated in fair value hedges	(86)	(109)	(121)
Other-than-temporary impairment on available-for-sale securities related to factors other than credit	—	—	1
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	95	(14)	(14)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(9)	(16)	(29)
Net unrealized losses on retirement plans	(194)	(183)	(272)
Foreign currency translation	(1,875)	(1,394)	(660)
Total	$(2,040)	$(1,442)	$(507)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2014	$276	$192	$(14)	$(29)	$(272)	$(660)	$(507)
Other comprehensive income (loss) before reclassifications	20	(314)	—	15	1	(734)	(1,012)
Amounts reclassified into (out of) earnings	(3)	(6)	—	(2)	88	—	77
Other comprehensive income (loss)	17	(320)	—	13	89	(734)	(935)
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(64)	(164)	109	8	—	(478)	(589)
Amounts reclassified into (out of) earnings	—	6	—	(1)	(11)	(3)	(9)
Other comprehensive income (loss)	(64)	(158)	109	7	(11)	(481)	(598)
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)

State Street Corporation | 177

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Years Ended December 31,
	2016	2015
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Cash flow hedges:
Interest-rate contracts, net of related taxes of $0 and $2, respectively	$—	$(3)	Net interest revenue
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($4) and $1, respectively	6	(6)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $0, respectively	(1)	(2)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($1) and ($51), respectively	(11)	88	Compensation and employee benefits expenses
Foreign currency translation:
Sales of non-U.S. entities, net of related taxes of ($2) and $0, respectively	(3)	—	Processing fees and other revenue
Total reclassifications into (out of) AOCI	$(9)	$77

State Street Corporation | 178

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2016, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of December 31, 2016, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since December 31, 2016 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 179

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches December 31, 2015(1)	Basel III Standardized Approach December 31, 2015(2)
Common shareholders' equity:
Common stock and related surplus			$10,286	$10,286	$10,250	$10,250	$11,376	$11,376	$10,938	$10,938
Retained earnings			17,459	17,459	16,049	16,049	12,285	12,285	10,655	10,655
Accumulated other comprehensive income (loss)			(1,936)	(1,936)	(1,422)	(1,422)	(1,648)	(1,648)	(1,230)	(1,230)
Treasury stock, at cost			(7,682)	(7,682)	(6,457)	(6,457)	—	—	—	—
Total			18,127	18,127	18,420	18,420	22,013	22,013	20,363	20,363
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,348)	(6,348)	(5,927)	(5,927)	(6,060)	(6,060)	(5,631)	(5,631)
Other adjustments			(155)	(155)	(60)	(60)	(148)	(148)	(85)	(85)
Common equity tier 1 capital			11,624	11,624	12,433	12,433	15,805	15,805	14,647	14,647
Preferred stock			3,196	3,196	2,703	2,703	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	237	237	—	—	—	—
Other adjustments			(103)	(103)	(109)	(109)	—	—	—	—
Tier 1 capital			14,717	14,717	15,264	15,264	15,805	15,805	14,647	14,647
Qualifying subordinated long-term debt			1,172	1,172	1,358	1,358	1,179	1,179	1,371	1,371
Trust preferred capital securities phased out of tier 1 capital			—	—	713	713	—	—	—	—
ALLL and other			19	77	12	66	15	77	8	66
Other adjustments			1	1	2	2	—	—	—	—
Total capital			$15,909	$15,967	$17,349	$17,403	$16,999	$17,061	$16,026	$16,084
Risk-weighted assets:
Credit risk			$50,900	$98,125	$51,733	$93,515	$47,383	$94,413	$47,677	$89,164
Operational risk(4)			44,579	NA	43,882	NA	44,043	NA	43,324	NA
Market risk(5)			3,822	1,751	3,937	2,378	3,822	1,751	3,939	2,378
Total risk-weighted assets			$99,301	$99,876	$99,552	$95,893	$95,248	$96,164	$94,940	$91,542
Adjusted quarterly average assets			$226,310	$226,310	$221,880	$221,880	$222,584	$222,584	$217,358	$217,358

Capital Ratios:	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2015 Minimum Requirements(7)
Common equity tier 1 capital	5.5%	4.5%	11.7%	11.6%	12.5%	13.0%	16.6%	16.4%	15.4%	16.0%
Tier 1 capital	7.0	6.0	14.8	14.7	15.3	15.9	16.6	16.4	15.4	16.0
Total capital	9.0	8.0	16.0	16.0	17.4	18.1	17.8	17.7	16.9	17.6
Tier 1 leverage	4.0	4.0	6.5	6.5	6.9	6.9	7.1	7.1	6.7	6.7

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2016 and December 31, 2015 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of December 31, 2016 and December 31, 2015 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of December 31, 2016 and December 31, 2015 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of associated deferred tax liabilities, and 60% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2015 consisted of goodwill, net of deferred tax liabilities and 40% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
(4) Under the current advanced approaches rules and regulatory guidance concerning operational risk models, RWA attributable to operational risk can vary substantially from period-to-period, without direct correlation to the effects of a particular loss event on our results of operations and financial condition and impacting dates and periods that may differ from the dates and periods as of and during which the loss event is reflected in our financial statements, with the timing and categorization dependent on the processes for model updates and, if applicable, model revalidation and regulatory review and related supervisory processes. An individual loss event can have a significant effect on the output of our operational risk RWA under the advanced approaches depending on the severity of the loss event and its categorization among the seven Basel-defined UOMs.
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair-value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2015.

State Street Corporation | 180

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Net Interest Revenue
The following table presents the components of interest revenue and interest expense, and related net interest revenue, for the periods indicated:

	Years Ended December 31,
(In millions)	2016	2015	2014
Interest revenue:
Deposits with banks	$126	$208	$196
Investment securities:
U.S. Treasury and federal agencies	821	735	672
State and political subdivisions	224	227	231
Other investments	756	934	1,241
Securities purchased under resale agreements	146	62	38
Loans and leases	378	311	266
Other interest-earning assets	61	11	8
Total interest revenue	2,512	2,488	2,652
Interest expense:
Deposits	85	97	99
Securities sold under repurchase agreements	1	—	—
Short-term borrowings	7	7	5
Long-term debt	260	250	245
Other interest-bearing liabilities	75	46	43
Total interest expense	428	400	392
Net interest revenue	$2,084	$2,088	$2,260
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
Compensation expense related to equity-based awards with service-only conditions and terms that provide for a graded vesting schedule is recognized on a straight-line basis over the required service period for the entire award. Compensation expense related to equity-based awards with performance conditions and terms that provide for a graded vesting schedule is recognized over the requisite service period for each separately vesting tranche of the award, and is based on the probable outcome of the performance conditions at each reporting date. Compensation expense is adjusted for assumptions with respect to the estimated amount of awards that will be forfeited prior to vesting, and for employees who have met certain retirement eligibility criteria. Compensation expense for common stock awards granted to employees meeting early retirement eligibility criteria is fully expensed on the grant date.
Dividend equivalents for certain equity-based awards are paid on stock units on a current basis prior to vesting and distribution.
As of December 31, 2016, a cumulative total of 65.7 million shares had been awarded under the 2006 Equity Incentive Plan, or 2006 Plan, compared with cumulative totals of 60.9 million shares and 56.9 million shares as of December 31, 2015 and 2014, respectively. The 2006 Plan allows for shares withheld in payment of the exercise price of an award or in satisfaction of tax withholding requirements, shares forfeited due to employee termination, shares expired under options awards, or shares not delivered when performance conditions have not been met, to be added back to the pool of shares available for awards. From inception to December 31, 2016, 23.7 million shares had been awarded under the 2006 Plan but not delivered, and have become available for reissue. A total of 18.5 million shares are available for future issuance under the 2006 Plan.
The exercise price of non-qualified and incentive stock options and stock appreciation rights may not be less than the fair value of such shares on the date of grant. Stock options and stock appreciation rights granted under the 1997 Equity Incentive Plan, or 1997 Plan, and the 2006 Plan, collectively the Plans, generally vest over four years and expire no later than ten years from the date of grant. No common stock options or stock appreciation rights have been granted since 2009. For restricted stock awards granted under the Plans, common stock is issued at the time of grant and recipients have dividend and voting rights. In general, these grants vest over three to four years. As of December 31, 2016 there are no outstanding stock options or restricted stock awards.
For deferred stock awards granted under the Plans, no common stock is issued at the time of grant and the award does not possess dividend and voting rights. Generally, these grants vest over one to four years. Performance awards granted are earned over a performance period based on the achievement of defined goals, generally over three years. Payment for performance awards is made in shares of our common stock equal to its fair market value per share, based on the performance of certain financial ratios, after the conclusion of each performance period.
Beginning with 2012, malus-based forfeiture provisions were included in deferred stock awards granted to employees identified as “material risk-takers,” as defined by management. These malus-based forfeiture provisions provide for the reduction or cancellation of unvested deferred compensation,

State Street Corporation | 181

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such as deferred stock awards and performance based awards, if it is determined that a material risk-taker made risk-based decisions that exposed State Street to inappropriate risks that resulted in a material unexpected loss at the business-unit, line-of-business or corporate level. In addition, awards granted to certain of our senior executives, as well as awards granted to individuals in certain jurisdictions, may be subject to recoupment after vesting (if applicable) and delivery to the individual in specified circumstances generally relating to fraud or willful misconduct by the individual that results in material harm to us or a material financial restatement.
Compensation expense related to stock options, stock appreciation rights, restricted stock awards, deferred stock awards and performance awards, which we record as a component of compensation and employee benefits expense in our consolidated statement of income, was $268 million, $319 million and $329 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such expense for 2016, 2015 and 2014 excluded $9 million, $10 million and $20 million, respectively, associated with acceleration of expense in connection with targeted staff reductions. This expense was included in the severance-related portion of the associated restructuring charges recorded in each respective year.
The following table presents information about the Plans as of December 31, 2016, and related activity during the years indicated:

	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Total Intrinsic Value (In millions)
Stock Options and Stock Appreciation Rights:
Outstanding as of December 31, 2014	1,861	$74.12
Exercised	(398)	62.63
Forfeited or expired	(257)	81.71
Outstanding as of December 31, 2015	1,206	76.29
Exercised	(227)	70.59
Forfeited or expired	(24)	81.71
Outstanding and exercisable as of December 31, 2016(1)	955	$77.52	0.7	$2.6

(1) Consists of zero shares subject to stock options and 955 thousand stock appreciation rights.
The total intrinsic value of options and stock appreciation rights exercised during the years ended December 31, 2016, 2015 and 2014 was $1 million, $5 million and $14 million, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to stock options and stock appreciation rights.
The following tables present activity related to other common stock awards during the years indicated:

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Restricted Stock Awards:
Outstanding as of December 31, 2014	31	$41.27
Vested	(31)	41.22
Forfeited	—	—
Outstanding as of December 31, 2015(1)	—	$—

(1) No restricted stock awards were issued or outstanding in 2016.

The total fair value of restricted stock awards vested for the years ended December 31, 2015 and 2014, based on the weighted average grant date fair value in each respective year, was $1 million and $54 million, respectively. As of December 31, 2015, all restricted stock awards had vested, and no new restricted stock awards were granted in 2016.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Deferred Stock Awards:
Outstanding as of December 31, 2014	12,431	$51.47
Granted	3,461	72.98
Vested	(6,910)	49.17
Forfeited	(246)	59.22
Outstanding as of December 31, 2015	8,736	61.59
Granted	4,336	52.49
Vested	(4,897)	56.18
Forfeited	(361)	60.12
Outstanding as of December 31, 2016	7,814	$60.01

State Street Corporation | 182

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of deferred stock awards vested for the years ended December 31, 2016, 2015 and 2014, based on the weighted average grant date fair value in each respective year, was $275 million, $340 million and $310 million, respectively. As of December 31, 2016, total unrecognized compensation cost related to deferred stock awards, net of estimated forfeitures, was $252 million, which is expected to be recognized over a weighted-average period of 2.4 years.

	Shares (In thousands)	Weighted-Average Grant Date Fair Value
Performance Awards:
Outstanding as of December 31, 2014	1,627	$49.46
Granted	400	72.24
Forfeited	(1)	41.02
Paid out	(861)	45.09
Outstanding as of December 31, 2015	1,165	60.45
Granted	506	50.81
Forfeited	—	—
Paid out	(424)	49.27
Outstanding as of December 31, 2016	1,247	$60.37
The total fair value of performance awards paid out for the years ended December 31, 2016, 2015 and 2014, based on the weighted average grant date fair value in each respective year, was $21 million, $39 million and $44 million, respectively. As of December 31, 2016, total unrecognized compensation cost related to performance awards, net of estimated forfeitures, was $3.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
We utilize either treasury shares or authorized but unissued shares to satisfy the issuance of common stock under our equity incentive plans. We do not have a specific policy concerning purchases of our common stock to satisfy stock issuances, including exercises of stock options. We have a general policy concerning purchases of our common stock to meet issuances under our employee benefit plans, including option exercises and other corporate purposes. Various factors determine the amount and timing of our purchases of our common stock, including regulatory reviews and approvals or non-objections, our regulatory capital requirements, the number of shares we expect to issue under employee benefit plans, market conditions (including the trading price of our common stock), and legal considerations. These factors can change at any time, and the number of shares of common stock we will purchase or when we will purchase them cannot be assured. See Note 15 for further information on our common stock purchase program

Note 19.    Employee Benefits
Defined Benefit Pension and Other Post-Retirement Benefit Plans:
State Street Bank and certain of its U.S. subsidiaries participate in a non-contributory, tax-qualified defined benefit pension plan. The U.S. defined benefit pension plan was frozen as of December 31, 2007 and no new employees were eligible to participate after that date. State Street has agreed to contribute sufficient amounts as necessary to meet the benefits paid to plan participants and to fund the plan’s service cost, plus interest. U.S. employee account balances earn annual interest credits until the employee begins receiving benefits. Non-U.S. employees participate in local defined benefit plans which are funded as required in each local jurisdiction. In addition to the defined benefit pension plans, we have non-qualified unfunded SERPs that provide certain officers with defined pension benefits in excess of allowable qualified plan limits. State Street Bank and certain of its U.S. subsidiaries also participate in a post-retirement plan that provides health care benefits for certain retired employees. The total expense for these tax-qualified and non-qualified plans was $16 million, $46 million and $32 million in 2016, 2015 and 2014, respectively.
We recognize the funded status of our defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated statement of position. The assets held by the defined benefit pension plans are largely made up of common, collective funds that are liquid and invest principally in U.S. equities and high-quality fixed income investments. The majority of these assets fall within Level 2 of the fair value hierarchy. The benefit obligations associated with our primary U.S. and non-U.S. defined benefit plans, non-qualified unfunded supplemental retirement plans and post-retirement plans were $1.23 billion, $136 million and $21 million, respectively, as of December 31, 2016 and $1.18 billion, $155 million and $30 million, respectively, as of December 31, 2015. As the primary defined benefit plans are frozen, the benefit obligation will only vary over time as a result of changes in market interest rates, the life expectancy of the plan participants and payments made from the plans. The primary U.S. and non-U.S. defined benefit pension plans were underfunded by $32 million and $16 million as of December 31, 2016 and 2015, respectively. The non-qualified supplemental retirement plans were underfunded by $136 million and $155 million as of December 31, 2016 and 2015, respectively. The other post-retirement benefit plans

State Street Corporation | 183

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were underfunded by $21 million and $30 million as of December 31, 2016 and 2015, respectively. The underfunded status is included in other liabilities.
Defined Contribution Retirement Plans:
We contribute to employer-sponsored U.S. and non-U.S. defined contribution plans. Our contribution to these plans was $132 million, $130 million, and $147 million in 2016, 2015 and 2014, respectively.
Note 20. Occupancy Expense and Information Systems and Communications Expense
Occupancy expense and information systems and communications expense include depreciation of buildings, leasehold improvements, computer hardware and software, equipment, and furniture and fixtures. Total depreciation expense in 2016, 2015 and 2014 was $472 million, $443 million and $417 million, respectively.
We lease 1,025,000 square feet at One Lincoln Street, our headquarters building located in Boston, Massachusetts, and a related underground parking garage, under 20-year, non-cancelable capital leases expiring in September 2023. A portion of the lease payments is offset by subleases for approximately 127,000 square feet of the building. As of December 31, 2016 and 2015, an aggregate net book value of $194 million and $231 million, respectively, related to the above-described capital leases was recorded in premises and equipment, with the related liability recorded in long-term debt, in our consolidated statement of condition.
Capital lease asset amortization is recorded in occupancy expense on a straight-line basis in our consolidated statement of income over the respective lease term. Lease payments are recorded as a reduction of the liability, with a portion recorded as imputed interest expense. In 2016, 2015 and 2014, interest expense related to these capital lease obligations, reflected in net interest revenue, was $22 million, $32 million and $38 million, respectively. As of December 31, 2016 and 2015, accumulated amortization of capital lease assets was $365 million and $334 million, respectively.
We have entered into non-cancelable operating leases for premises and equipment. Nearly all of these leases include renewal options. Costs related to operating leases for office space are recorded in occupancy expense. Costs related to operating leases for equipment are recorded in information systems and communications expense. Both are recorded on a straight-line basis.
Total rental expense net of sublease revenue in 2016, 2015 and 2014 amounted to $194 million, $190 million and $204 million, respectively. Total rental expense was reduced by sublease revenue of $4 million in both 2016 and 2015, and $6 million in 2014.

The following table presents a summary of future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2016. Aggregate future minimum rental commitments have been reduced by aggregate sublease rental commitments of $43 million for capital leases and $16 million for operating leases.

(In millions)	Capital Leases	Operating Leases	Total
2017	$57	$205	$262
2018	53	185	238
2019	46	138	184
2020	45	123	168
2021	45	118	163
Thereafter	79	380	459
Total minimum lease payments	325	$1,149	$1,474
Less amount representing interest payments	(76)
Present value of minimum lease payments	$249

State Street Corporation | 184

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Years Ended December 31,
(In millions)	2016	2015	2014
Insurance	$93	$126	$80
Regulatory fees and assessments	82	115	74
Litigation	50	422	173
Securities processing	42	79	68
Other	317	276	356
Total other expenses	$584	$1,018	$751
Acquisition Costs
We recorded acquisition costs of $69 million, $20 million and $58 million in 2016, 2015 and 2014, respectively. Costs incurred in 2016 include approximately $53 million related to our acquisition of GEAM on July 1, 2016. For further information on the GEAM acquisition, refer to Note 1.
Restructuring Charges
In the year ended December 31, 2016, we recorded restructuring charges of $142 million related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Balance at December 31, 2013	$52	$47	$7	$106
Accruals for Business Operations and IT	32	22	21	75
Payments and other adjustments	(45)	(46)	(21)	(112)
Balance at December 31, 2014	$39	$23	$7	$69
Accruals for Business Operations and IT	(5)	(3)	13	5
Payments and other adjustments	(25)	(9)	(17)	(51)
Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for State Street Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Balance at December 31, 2016	$37	$17	$2	$56

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
The following table presents the components of income tax expense (benefit) for the years ended December 31:

(In millions)	2016	2015	2014
Current:
Federal	$(14)	$52	$59
State	30	92	39
Non-U.S.	320	342	257
Total current expense	336	486	355
Deferred:
Federal	(311)	(39)	38
State	38	40	10
Non-U.S.	(85)	(169)	12
Total deferred (benefit) expense	(358)	(168)	60
Total income tax expense (benefit)	$(22)	$318	$415

State Street Corporation | 185

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the U.S. statutory income tax rate to our effective tax rate based on income before income tax expense for the years ended December 31:

	2016	2015	2014
U.S. federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rate:
State taxes, net of federal benefit	2.0	4.2	1.5
Tax-exempt income	(6.1)	(5.6)	(5.1)
Business tax credits(1)	(13.6)	(9.4)	(6.8)
Foreign tax differential	(7.7)	(9.6)	(8.5)
Foreign designated earnings	(6.8)	—	—
Foreign capital transactions	(4.3)	—	—
Tax refund	—	(2.8)	—
Litigation expense	1.4	2.7	1.3
Other, net	(0.9)	(0.7)	(0.3)
Effective tax rate	(1.0)%	13.8%	17.1%

(1) Business tax credits include low-income housing, production and investment tax credits.
The 2016 foreign designated earnings include the benefits attributable to the change in designation of certain of our foreign earnings as indefinitely invested overseas. The foreign capital transactions include the tax benefits from incremental foreign tax credits and a foreign affiliate tax loss. The increase in business tax credits is attributable to an increase in alternative energy investments.
In 2015 we recognized benefits associated with the reduction of an Italian deferred tax liability and the approval of a tax refund for prior years, partially offset by a change in New York tax law.
The amount of income tax expense (benefit) related to net gains (losses) from sales of investment securities was $4 million, $(3) million and $5 million in 2016, 2015 and 2014, respectively. Pre-tax income attributable to our operations located outside the U.S. was approximately $1.22 billion, $1.30 billion and $1.33 billion for 2016, 2015 and 2014, respectively.
Pre-tax earnings of our non-U.S. subsidiaries are subject to U.S. income tax when effectively repatriated. As of December 31, 2016, we have chosen to indefinitely reinvest approximately $5.5 billion of earnings of certain of our non-U.S. subsidiaries. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation. As of December 31, 2016, if such earnings had been repatriated to the U.S., we would have provided for approximately $1.1 billion of additional income tax expense.

The following table presents significant components of our gross deferred tax assets and gross deferred tax liabilities as of December 31:

(In millions)	2016	2015
Deferred tax assets:
Unrealized losses on investment securities, net	$157	$57
Deferred compensation	285	167
Defined benefit pension plan	116	143
Restructuring charges and other reserves	199	383
Foreign currency translation	225	155
Tax credit carryforwards	425	—
Other	105	32
Total deferred tax assets	1,512	937
Valuation allowance for deferred tax assets	(66)	(27)
Deferred tax assets, net of valuation allowance	$1,446	$910
Deferred tax liabilities:
Leveraged lease financing	$313	$334
Fixed and intangible assets	886	804
Non-U.S. earnings	164	265
Other	120	121
Total deferred tax liabilities	$1,483	$1,524
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
As of December 31, 2016, we had deferred tax assets associated with tax credit carryforwards of $425 million. Of the total tax credit carryforwards, $406 million expire through 2036 and the remaining do not expire. As of December 31, 2016 and 2015, we had deferred tax assets associated with non-U.S. and state loss carryforwards of $46 million and $26 million, respectively, included in “other” in the table above. Of the total loss carryforwards of $46 million as of December 31, 2016, $31 million do not expire, and the remaining $15 million expire through 2035. The loss carryforwards have a valuation allowance of $38 million and $22 million for 2016 and 2015.

State Street Corporation | 186

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity related to unrecognized tax benefits as of December 31:

(In millions)	2016	2015
Beginning balance	$63	$163
Decrease related to agreements with tax authorities	(13)	(122)
Increase related to tax positions taken during current year	7	8
Increase related to tax positions taken during prior year	14	14
Ending balance	$71	$63
The amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and our effective tax rate was $63 million as of December 31, 2016. Unrecognized tax benefits do not include accrued interest of approximately $5 million and $3 million as of December 31, 2016 and 2015.
It is reasonably possible that the unrecognized tax benefits could decrease by up to $14 million within the next 12 months due to the resolution of various audits, of which $5 million would reduce our income tax expense and our effective tax rate. Management believes that we have sufficient accrued liabilities as of December 31, 2016 for tax exposures and related interest expense.
We recorded interest and penalties related to income taxes as a component of income tax expense. Income tax expense included related interest and penalties of approximately $2 million and $5 million in 2016 and 2015, respectively.
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
The following table presents the computation of basic and diluted earnings per common share for the years indicated:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2016	2015	2014
Net income	$2,143	$1,980	$2,022
Less:
Preferred stock dividends	(173)	(130)	(61)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)	(3)
Net income available to common shareholders	$1,968	$1,848	$1,958
Average common shares outstanding (In thousands):
Basic average common shares	391,485	407,856	424,223
Effect of dilutive securities: common stock options and common stock awards	4,605	5,782	7,784
Diluted average common shares	396,090	413,638	432,007
Anti-dilutive securities(2)	2,143	661	1,498
Earnings per Common Share:
Basic	$5.03	$4.53	$4.62
Diluted(3)	4.97	4.47	4.53

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of fully vested deferred director stock and unvested restricted stock that contain non-forfeitable rights to dividends during the vesting period on a basis equivalent to dividends paid to common shareholders.
(2) Represents common stock options and other equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Refer to Note 18 for additional information about equity-based awards.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 187

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry.
Investment Servicing provides services for U.S. mutual funds, collective investment funds and other investment pools, corporate and public retirement plans, insurance companies, foundations and endowments worldwide. Products include custody; product- and participant-level accounting; daily pricing and administration; master trust and master custody; record-keeping; cash management; foreign exchange, brokerage and other trading services; securities finance; our enhanced custody product, which integrates principal securities lending and custody; deposit and short-term investment facilities; loans and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics to support institutional investors.
We provide shareholder services, which include mutual fund and collective investment fund shareholder accounting, through 50%-owned affiliates, Boston Financial Data Services, Inc. and the International Financial Data Services group of companies.
Investment Management, through SSGA, provides a broad array of investment management, investment research and investment advisory services to corporations, public funds and other sophisticated investors. SSGA offers passive and active asset management strategies across equity, fixed-income, alternative, multi-asset solutions (including OCIO) and cash asset classes. Products are distributed directly and through intermediaries using a variety of investment vehicles, including ETFs, such as the SPDR® ETF brand.
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
Our servicing and management fee revenue from the investment servicing and investment management business lines, including trading services and securities finance activities, represents approximately 75% to 80% of our consolidated total revenue. The remaining 20% to 25% is composed of processing fees and other revenue as well as net interest revenue, which is largely generated by our investment of client deposits, short-term borrowings and long-term debt in a variety of assets, and net gains (losses) related to investment securities. These other revenue types are generally fully allocated to, or reside in, Investment Servicing and Investment Management.
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
The following is a summary of our line-of-business results for the periods indicated.
The “Other” column for the year ended December 31, 2016 included net costs of $199 million composed of the following -

•	Net acquisition and restructuring costs of $209 million; and

•	Net severance cost adjustments associated with staffing realignment of $(10) million.
The “Other” column for the year ended December 31, 2015 included net costs of $98 million composed of the following -

•	Net acquisition and restructuring costs of $25 million; and

•	Net severance costs associated with staffing realignment of $73 million.
The “Other” column for the year ended December 31, 2014 included net costs of $219 million composed of the following -

•	Net acquisition and restructuring costs of $133 million;

•	Net severance costs associated with staffing realignment of $84 million; and

•	Net provisions for litigation exposure and other costs of $2 million.

State Street Corporation | 188

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in the “Other” columns were not allocated to State Street's business lines. Prior reported results reflect reclassifications, for comparative purposes, related to management changes in methodologies associated with allocations of revenue and expenses to lines-of-business in 2016.

	Years Ended December 31,
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions, except where otherwise noted)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Servicing fees	$5,073	$5,153	$5,108	$—	$—	$—	$—	$—	$—	$5,073	$5,153	$5,108
Management fees	—	—	—	1,292	1,174	1,207	—	—	—	1,292	1,174	1,207
Trading services	1,052	1,108	1,039	47	38	45	—	—	—	1,099	1,146	1,084
Securities finance	562	496	437	—	—	—	—	—	—	562	496	437
Processing fees and other	105	325	179	(15)	(16)	(5)	—	—	—	90	309	174
Total fee revenue	6,792	7,082	6,763	1,324	1,196	1,247	—	—	—	8,116	8,278	8,010
Net interest revenue	2,081	2,086	2,245	3	2	15	—	—	—	2,084	2,088	2,260
Gains (losses) related to investment securities, net	7	(6)	4	—	—	—	—	—	—	7	(6)	4
Total revenue	8,880	9,162	9,012	1,327	1,198	1,262	—	—	—	10,207	10,360	10,274
Provision for loan losses	10	12	10	—	—	—	—	—	—	10	12	10
Total expenses	6,660	6,990	6,648	1,218	962	960	199	98	219	8,077	8,050	7,827
Income before income tax expense	$2,210	$2,160	$2,354	$109	$236	$302	$(199)	$(98)	$(219)	$2,120	$2,298	$2,437
Pre-tax margin	25%	24%	26%	8%	20%	24%				21%	22%	24%

Average assets (in billions)	$225.3	$246.6	$234.2	$4.4	$3.9	$3.9				$229.7	$250.5	$238.1

State Street Corporation | 189

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
Non-U.S. revenue in 2016, 2015 and 2014 included $1.05 billion, $938 million and $1.02 billion, respectively, in the U.K., primarily from our London operations.

The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	2016			2015			2014
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$4,419	$5,788	$10,207	$4,428	$5,932	$10,360	$4,644	$5,630	$10,274
Income before income taxes	1,047	1,073	2,120	1,193	1,105	2,298	1,343	1,094	2,437
Non-U.S. assets were $79.1 billion and $78.1 billion as of December 31, 2016 and 2015, respectively.
Note 26.    Parent Company Financial Statements
The following tables present the financial statements of the Parent Company without consolidation of its banking and non-banking subsidiaries, as of and for the years indicated:
STATEMENT OF INCOME - PARENT COMPANY

	Years Ended December 31,
(In millions)	2016	2015	2014
Cash dividends from consolidated banking subsidiary	$640	$585	$1,470
Cash dividends from consolidated non-banking subsidiaries and unconsolidated entities	75	171	138
Other, net	92	73	63
Total revenue	807	829	1,671
Interest expense	249	209	193
Other expenses	107	310	55
Total expenses	356	519	248
Income tax benefit	(47)	(186)	(83)
Income before equity in undistributed income of consolidated subsidiaries and unconsolidated entities	498	496	1,506
Equity in undistributed income of consolidated subsidiaries and unconsolidated entities:
Consolidated banking subsidiary	1,629	1,384	360
Consolidated non-banking subsidiaries and unconsolidated entities	16	100	156
Net income	$2,143	$1,980	$2,022

State Street Corporation | 190

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CONDITION - PARENT COMPANY

	December 31,
(In millions)	2016	2015
Assets:
Interest-bearing deposits with consolidated banking subsidiary	$3,635	$5,735
Trading account assets	325	308
Investment securities available-for-sale	39	35
Investments in subsidiaries:
Consolidated banking subsidiary	22,147	20,584
Consolidated non-banking subsidiaries	2,687	2,816
Unconsolidated entities	297	315
Notes and other receivables from:
Consolidated banking subsidiary	2,743	1,558
Consolidated non-banking subsidiaries and unconsolidated entities	126	275
Other assets	461	478
Total assets	$32,460	$32,104

Liabilities:
Accrued expenses and other liabilities	$514	$643
Long-term debt	10,727	10,326
Total liabilities	11,241	10,969
Shareholders’ equity	21,219	21,135
Total liabilities and shareholders’ equity	$32,460	$32,104

State Street Corporation | 191

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS - PARENT COMPANY

	Years Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by operating activities	$417	$926	$1,767
Investing Activities:
Net decrease (increase) in interest-bearing deposits with consolidated banking subsidiary	2,100	295	(1,610)
Investments in consolidated banking and non-banking subsidiaries	(7,600)	(7,959)	(1,142)
Sale or repayment of investment in consolidated banking and non-banking subsidiaries	6,703	7,891	1,011
Business acquisitions	(395)	—	—
Net cash provided by (used in) investing activities	808	227	(1,741)
Financing Activities:
Net increase (decrease) in commercial paper	—	(2,485)	667
Proceeds from issuance of long-term debt, net of issuance costs	1,492	2,983	994
Payments for long-term debt	(1,000)	—	(750)
Proceeds from issuance of preferred stock, net of issuance costs	493	742	1,470
Proceeds from exercises of common stock options	—	4	14
Purchases of common stock	(1,365)	(1,520)	(1,650)
Repurchases of common stock for employee tax withholding	(122)	(222)	(232)
Payments for cash dividends	(723)	(655)	(539)
Net cash used in financing activities	(1,225)	(1,153)	(26)
Net change	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—

State Street Corporation | 192

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential (Unaudited)
The following table presents consolidated average statements of condition and net interest revenue for the years indicated.

	Years Ended December 31,
	2016			2015			2014
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-bearing deposits with U.S. banks	$19,639	$102.52%		$52,135	$136.26%		$45,158	$115.25%
Interest-bearing deposits with non-U.S. banks	33,452	24.07		17,618	72.41		10,195	81.80
Securities purchased under resale agreements	2,558	146	5.70	3,233	62	1.92	4,077	38.94
Trading account assets	921	—	—	1,194	1.08		959	1.13
Investment securities:
U.S. Treasury and federal agencies(1)	46,551	821	1.76	40,056	735	1.84	32,481	672	2.07
State and political subdivisions(1)	10,326	385	3.73	10,481	399	3.81	10,619	404	3.81
Other investments	43,861	756	1.72	55,074	935	1.70	73,709	1,241	1.68
Loans	18,136	354	1.95	17,007	276	1.62	14,838	231	1.56
Lease financing(1)	877	30	3.44	941	35	3.74	1,074	35	3.26
Other interest-earning assets	22,863	61.27		22,717	10.04		15,944	7.05
Total interest-earning assets(1)	199,184	2,679	1.34	220,456	2,661	1.21	209,054	2,825	1.36
Cash and due from banks	3,157			2,460			4,139
Other assets	27,386			27,516			24,908
Total assets	$229,727			$250,432			$238,101

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Time	$19,223	$125.65%		$20,758	$44.21%		$7,254	$15.20%
Savings	10,884	7.06		10,061	7.07		14,042	6.04
Non-U.S.	95,551	(47)	(.05)	102,491	46.05		109,003	78.07
Total interest-bearing deposits	125,658	85.07		133,310	97.07		130,299	99.08
Securities sold under repurchase agreements	4,113	1.02		8,875	1.01		8,817	—	—
Federal funds purchased	31	—	—	21	—	—	20	—	—
Other short-term borrowings	1,666	7.40		3,826	6.15		4,177	5.12
Long-term debt	11,401	260	2.29	10,301	250	2.43	9,282	245	2.64
Other interest-bearing liabilities	5,394	75	1.39	6,471	46.71		7,351	43.59
Total interest-bearing liabilities	148,263	428.29		162,804	400.25		159,946	392.25
Non-interest-bearing deposits:
Special time	32,589			34,774			5,862
Demand	12,107			16,746			37,900
Non-U.S.(2)	131			155			279
Other liabilities	14,742			14,626			12,935
Shareholders’ equity	21,895			21,327			21,179
Total liabilities and shareholders’ equity	$229,727			$250,432			$238,101
Net interest revenue, fully taxable-equivalent basis		$2,251			$2,261			$2,433
Excess of rate earned over rate paid			1.05%			.96%			1.11%
Net interest margin(3)			1.13			1.03			1.16

(1)
Fully taxable-equivalent revenue is a method of presentation in which the tax savings achieved by investing in tax-exempt investment securities and certain leases are included in interest revenue with a corresponding charge to income tax expense. This method facilitates the comparison of the performance of these assets. The adjustments are computed using a federal income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit. The fully taxable-equivalent adjustments included in interest revenue presented above were $167 million, $173 million and $173 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were substantially related to tax-exempt securities (state and political subdivisions).

(2)	Non-U.S. non-interest-bearing deposits were $337 million, $95 million and $180 million as of December 31, 2016, 2015 and 2014, respectively.

(3)	Net interest margin is calculated by dividing fully taxable-equivalent net interest revenue by average total interest-earning assets.

State Street Corporation | 193

The following table summarizes changes in fully taxable-equivalent interest revenue and interest expense due to changes in volume of interest-earning assets and interest-bearing liabilities, and due to changes in interest rates. Changes attributed to both volumes and rates have been allocated based on the proportion of change in each category.

Years Ended December 31,	2016 Compared to 2015			2015 Compared to 2014
(In millions; fully taxable-equivalent basis)	Change in Volume	Change in Rate	Net (Decrease) Increase	Change in Volume	Change in Rate	Net (Decrease) Increase
Interest revenue related to:
Interest-bearing deposits with U.S. banks	$(84)	$50	$(34)	$17	$4	$21
Interest-bearing deposits with non-U.S. banks	65	(113)	(48)	59	(68)	(9)
Securities purchased under resale agreements	(13)	97	84	(8)	32	24
Trading account assets	—	(1)	(1)	—	—	—
Investment securities:
U.S. Treasury and federal agencies	120	(34)	86	157	(94)	63
State and political subdivisions	(6)	(8)	(14)	(5)	—	(5)
Other investments	(191)	12	(179)	(313)	7	(306)
Loans	18	60	78	34	11	45
Lease financing	(2)	(3)	(5)	(4)	4	—
Other interest-earning assets	—	51	51	3	—	3
Total interest-earning assets	(93)	111	18	(60)	(104)	(164)
Interest expense related to:
Deposits:
Time	(3)	84	81	27	2	29
Savings	1	(1)	—	(2)	3	1
Non-U.S.	(3)	(90)	(93)	(5)	(27)	(32)
Securities sold under repurchase agreements	—	—	—	—	1	1
Federal funds purchased	—	—	—	—	—	—
Other short-term borrowings	(3)	4	1	—	1	1
Long-term debt	27	(17)	10	27	(22)	5
Other interest-bearing liabilities	(8)	37	29	(5)	8	3
Total interest-bearing liabilities	11	17	28	42	(34)	8
Net interest revenue	$(104)	$94	$(10)	$(102)	$(70)	$(172)

State Street Corporation | 194

Quarterly Summarized Financial Information (Unaudited)

	2016 Quarters				2015 Quarters
(Dollars in millions, except per share amounts; shares in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total fee revenue	$2,014	$2,079	$2,053	$1,970	$2,044	$2,103	$2,076	$2,055
Interest revenue	616	647	620	629	603	614	629	642
Interest expense	102	110	99	117	109	101	94	96
Net interest revenue	514	537	521	512	494	513	535	546
Gains (losses) related to investment securities, net	2	4	(1)	2	—	(2)	(3)	(1)
Total revenue	2,530	2,620	2,573	2,484	2,538	2,614	2,608	2,600
Provision for loan losses	2	—	4	4	1	5	2	4
Total expenses	2,183	1,984	1,860	2,050	1,857	1,962	2,134	2,097
Income before income tax expense	345	636	709	430	680	647	472	499
Income tax expense	(248)	72	92	62	103	67	54	94
Net income (loss) from minority interest	—	(1)	2	—	(1)	1	—	—
Net income	$593	$563	$619	$368	$576	$581	$418	$405
Net income available to common shareholders	$557	$507	$585	$319	$547	$539	$389	$373
Earnings per common share(1):
Basic	$1.45	$1.31	$1.48	$.80	$1.36	$1.33	$.95	$.90
Diluted	1.43	1.29	1.47	.79	1.34	1.31	.93	.89
Average common shares outstanding:
Basic	384,115	388,358	394,160	399,421	402,041	406,612	410,674	412,225
Diluted	389,046	393,212	398,847	403,615	407,012	412,167	416,712	418,750
Dividends per common share	$.38	$.38	$.34	$.34	$.34	$.34	$.34	$.30
Common stock price:
High	$81.91	$71.62	$64.69	$65.65	$75.40	$81.26	$81.20	$79.31
Low	68.16	51.22	50.60	50.73	63.97	65.76	72.56	70.50
Closing	77.72	69.63	53.92	58.52	66.36	67.21	77.00	73.53

(1)	Basic and diluted earnings per common share for full-year 2016 and basic earnings per common share for full-year 2015 do not equal the sum of the four quarters for the year.

State Street Corporation | 195

ACRONYMS

ABS	Asset-backed securities	FX	Foreign exchange
AFS	Available-for-sale	GAAP	Generally accepted accounting principles
AIRB(1)	Advanced Internal Ratings-Based Approach	GCR	Global credit review
AIFMD	Alternative Investment Fund Managers Directive	GDPR	General Data Protection Regulation
ALCO	Asset-Liability Committee	GEAM	General Electric Asset Management
ALLL	Allowance for loan and lease losses	G-SIB	Global systemically important bank
AML	Anti-money laundering	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASU	Accounting Standards Update	IDI	Insured depository institution
AUCA	Assets under custody and administration	ISDA	International Swaps and Derivatives Association
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
BCBS	Basel Committee on Banking Supervision	LDA model	Loss distribution approach model
Board	Board of Directors	LEDR	Loss Event Data Repository
BOC	Basel Oversight Committee	LTD	Long term debt
BCRC	Business Conduct Risk Committee	MiFID	Markets in Financial Instruments Directive
BRRD	Bank Recovery and Resolution Directive	MiFID II	Markets in Financial Instruments Directive II
CAP	Capital adequacy process	MiFIR	Markets in Financial Instruments Regulation
CCAR	Comprehensive Capital Analysis and Review	MRAC	Management Risk and Capital Committee
CD	Certificates of deposit	MRC	Model Risk Committee
CEO	Chief Executive Officer	MVG	Model Validation Group
CET1(1)	Common equity tier 1	NIR	Net interest revenue
CFO	Chief Financial Officer	NSFR(1)	Net stable funding ratio
CFP	Contingency funding plan	NYSE	New York Stock Exchange
CFTC	Commodity Futures Trading Commission	OCC	Office of the Comptroller of the Currency
CIS	Corporate Information Security	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligations	ORM	Operational risk management
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCI	Other comprehensive income (loss)
CRE	Commercial real estate	OCIO	Outsourced Chief Investment Officer
CRO	Chief Risk Officer	OFAC	Office of Foreign Assets Control
CRPC	Credit Risk & Policy Committee	OTC	Over-the-counter
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
DIF	Deposit Insurance Fund	Parent Company	State Street Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
DOJ	Department of Justice	PD(1)	Probability-of-default
DPD	Data Protection Directive	PUA	Purchase undertaking agreement
E&A Committee	Examining and Audit Committee	P&L	Profit-and-loss
EAD(1)	Exposure-at-default	RC	Risk Committee
ECB	European Central Bank	RCSA	Risk and control self-assessment
ECC	Executive Compensation Committee	RWA(1)	Risk-weighted assets
EMIR	European Market Infrastructure Resolution	SEC	Securities and Exchange Commission
EPS	Earnings per share	SERP	Supplemental executive retirement plans
ERISA	Employee Retirement Income Security Act	SIFI	Systemically important financial institutions
ERM	Enterprise Risk Management	SLR(1)	Supplementary leverage ratio
ETF	Exchange-Traded Fund	SOX	Sarbanes-Oxley Act of 2002
EVE	Economic value of equity	SSGA	State Street Global Advisors
FASB	Financial Accounting Standards Board	SSGA FM	State Street Global Advisors Funds Management, Inc.
FCA	Financial Conduct Authority	SSGA Ltd.	State Street Global Advisors Limited
FDIC	Federal Deposit Insurance Corporation	State Street Bank	State Street Bank and Trust Company
Federal Reserve	Board of Governors of the Federal Reserve System	TLAC(1)	Total loss-absorbing capacity
FFELP	Federal Family Education Loan Program	TMRC	Trading and Markets Risk Committee
FFIEC	Federal Financial Institution Examination Council	TORC	Technology and Operational Risk Committee
FHLB	Federal Home Loan Bank of Boston	UCITS	Undertakings for Collective Investments in Transferable Securities
FRBB	Federal Reserve Bank of Boston	UOM	Unit of measure
FSB	Financial Stability Board	VaR	Value-at-risk
FSOC	Financial Stability Oversight Council	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 196

GLOSSARY

Asset-backed securities: A financial security backed by collateralized assets, other than real estate or mortgage backed securities.

Assets under custody and administration: Assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one AUCA service for a client’s assets, the value of the asset is only counted once in the total amount of AUCA.

Assets under management: The total market value of client assets for which we provide investment management strategy services, advisory services and/or distribution services generating management fees based on a percentage of the assets’ market values. These client assets are not included on our balance sheet.

Certificates of deposit: A savings certificate with a fixed maturity date, specified fixed interest rate and can be issued in any denomination aside from minimum investment requirements. A CD restricts access to the funds until the maturity date of the investment.

Collateralized loan obligations: A security backed by a pool of debt, primarily senior secured leveraged loans. CLOs are similar to collateralized mortgage obligations, except for the different type of underlying loan. With a CLO, the investor receives scheduled debt payments from the underlying loans, assuming most of the risk in the event borrowers default, but is offered greater diversity and the potential for higher-than-average returns.

Commercial real estate: Property intended to generate profit from capital gains or rental income. Our CRE loans are composed of loans acquired in 2008 pursuant to indemnified repurchase agreements with an affiliate of Lehman Brothers.
                                                                                                                                                      Economic value of equity: Long-term interest rate risk measure designed to estimate the fair value of assets, liabilities and off-balance sheet instruments based on a discounted cash flow model.

Exchange-Traded Fund: A type of exchange-traded investment product that offer investors a way to pool their money in a fund that makes investments in stocks, bonds, or other assets and, in return, to receive an interest in that investment pool. ETF shares are traded on a national stock exchange and at market prices that may or may not be the same as the net asset value.

Exposure-at-default: A parameter used in the calculation of regulatory capital under Basel III. It can be defined as the expected amount of loss a bank may be exposed to upon default of an obligor.

Global systemically important bank: A financial institution whose distress or disorderly failure, because of its size, complexity and systemic interconnectedness, would cause significant disruption to the wider financial system and economic activity, which will be subject to additional capital requirements.

Held-to-maturity investment securities: We classify investments in debt securities as held-to-maturity only if we have the positive intent and ability to hold those securities to maturity. Investments in debt securities classified as held-to-maturity are measured subsequently at amortized cost in the statement of financial position.

High-quality liquid assets: Cash or assets that can be converted into cash at little or no loss of value in private markets and are considered unencumbered.

Liquidity coverage ratio: A Basel III framework requirement for banks and bank holding companies to measure liquidity. It is designed to ensure that certain banking institutions, including us, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day stress period. The ratio of our encumbered high-quality liquid assets divided by our total net cash outflows over a 30-day stress period.
                                                                                                                                                               Net asset value: The amount of net assets attributable to each share of capital stock (other than senior securities, such as, preferred stock) outstanding at the close of the period.

Net stable funding ratio: The ratio of the amount of available stable funding relative to the amount of required stable funding. This ratio should be equal to at least 100% on an ongoing basis.

Other-than-temporary-impairment: Impairment charge taken on a security whose fair value has fallen below its carrying value on balance sheet and its value is not expected to recover through the holding period of the security.

Probability-of-default: An internal risk rating that indicates the likelihood that a credit obligor will enter into default status.

Qualified financial contracts: Securities contracts, commodity contracts, forward contracts, repurchase agreements, swap agreements and any other contract determined by the FDIC to be a qualified financial contract.
                                                                                                         Risk-weighted assets: A measurement used to quantify risk inherent in our on and off-balance sheet assets by adjusting the asset value for risk. RWA is used in the calculation of our risk-based capital ratios.

Supplementary leverage ratio: The ratio of our tier 1 capital to our total leverage exposure, which measures our capital adequacy relative to our on and off-balance sheet assets.
                                                                                                                                                             Total loss-absorbing capacity: The sum of our tier 1 regulatory capital plus eligible external long-term debt issued by us.

Value-at-Risk: Statistical model used to measure the potential loss in value of a portfolio that could occur in normal markets condition, over a defined holding period, within a certain confidence level.

Variable interest entity: An entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or return.

State Street Corporation | 197

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
State Street has established and maintains disclosure controls and procedures that are designed to ensure that material information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended December 31, 2016, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of December 31, 2016.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended December 31, 2016, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 198

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
Management has made a comprehensive review, evaluation and assessment of State Street's internal control over financial reporting as of December 31, 2016. The standard measures adopted by management in making its evaluation are the measures in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”).
Based on its review and evaluation, management concluded that State Street's internal control over financial reporting was effective as of December 31, 2016, and that State Street's internal control over financial reporting as of that date had no material weaknesses.
Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on its assessment of State Street's internal control over financial reporting, which follows this report.

State Street Corporation | 199

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of
State Street Corporation
We have audited State Street Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). State Street Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, State Street Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of State Street Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2017

State Street Corporation | 200

ITEM 9B. OTHER INFORMATION
On February 16, 2017 Thomas J. Wilson informed the parent company that he has decided not to stand for re-election as a director of the parent company at the 2017 annual meeting of shareholders.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors will appear in our Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before May 1, 2017, referred to as the 2017 Proxy Statement, under the caption “Election of Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our Code of Ethics for Senior Financial Officers and our Examining and Audit Committee will appear in our 2017 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
Information about our executive officers is included under Part I.
ITEM 11.    EXECUTIVE COMPENSATION
Information in response to this item will appear in our 2017 Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

State Street Corporation | 201

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will appear in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

RELATED STOCKHOLDER MATTERS
The following table presents the number of outstanding common stock awards, options, warrants and rights granted by State Street to participants in our equity compensation plans, as well as the number of securities available for future issuance under these plans, as of December 31, 2016. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders. Shares presented in the table and in the footnotes following the table are stated in thousands of shares.

(Shares in thousands)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category:
Equity compensation plans approved by shareholders	10,016	(2)	$77.52	18,491
Equity compensation plans not approved by shareholders	24	(3)		—
Total	10,040			18,491

(1) Excludes deferred stock awards and performance awards for which there is no exercise price.
(2) Consists of 7,814 thousand shares subject to deferred stock awards, zero shares subject to stock options, 955 thousand stock appreciation rights and 1,247 thousand shares subject to performance awards (assuming payout at 100% for all awards, including awards for which performance is uncertain).
(3) Consists of shares subject to deferred stock awards.
Individual directors who are not our employees have received stock awards and cash retainers, both of which may be deferred. Directors may elect to receive shares of our common stock in place of cash. If payment is in the form of common stock, the number of shares is determined by dividing the approved cash amount by the closing price on the date of the annual shareholders' meeting or date of grant, if different. All deferred shares, whether stock awards or common stock received in place of cash retainers, are increased to reflect dividends paid on the common stock and, for certain directors, may include share amounts in respect of an accrual under a terminated retirement plan. Directors may elect to defer 50% or 100% of cash or stock awards until a date that they specify, usually after termination of service on the Board.  The deferral may also be paid in either a lump sum or in installments over a two- to ten-year period. Stock awards totaling 230,915 shares of common stock were outstanding as of December 31, 2016; awards made through June 30, 2003, totaling 23,606 shares outstanding as of December 31, 2016, have not been approved by shareholders. There are no other equity compensation plans under which our equity securities are authorized for issuance that have been adopted without shareholder approval. Awards of stock made or retainer shares paid to individual directors after June 30, 2003 have been or will be made under our 1997 or 2006 Equity Incentive Plan, both of which were approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will appear in our 2017 Proxy Statement under the caption “Corporate Governance at State Street.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services and the Examining and Audit Committee's pre-approval policies and procedures will appear in our 2017 Proxy Statement under the caption “Examining and Audit Committee Matters.” Such information is incorporated herein by reference.

State Street Corporation | 202

PART IV. OTHER INFORMATION
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of State Street are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Condition - As of December 31, 2016 and 2015
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2016, 2015 and
2014
Consolidated Statement of Cash Flows - Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

State Street Corporation | 203

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 16, 2017, hereunto duly authorized.

STATE STREET CORPORATION

By	/s/ MICHAEL W. BELL
MICHAEL W. BELL,
Executive Vice President and Chief Financial Officer

By	/s/ SEAN P. NEWTH
SEAN P. NEWTH
Senior Vice President, Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2017 by the following persons on behalf of the registrant and in the capacities indicated.
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

State Street Corporation | 204

EXHIBIT INDEX

3.1	Restated Articles of Organization, as amended

3.2	By-Laws, as amended (filed as Exhibit 3.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed on October 20, 2015 and incorporated herein by reference)

4.1
The description of State Street’s Common Stock is included in State Street’s Registration Statement on Form 8-A (File No. 001-07511), as filed on January 18, 1995 and March 7, 1995 (filed with the SEC on January 18, 1995 and March 7, 1995 and incorporated herein by reference)

4.2
Deposit Agreement, dated August 21, 2012, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed with the SEC on August 21, 2012 and incorporated herein by reference)

4.3
Deposit Agreement, dated March 4, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary), and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 4, 2014 filed with the SEC on March 4, 2014 and incorporated herein by reference)

4.4
Deposit Agreement, dated November 25, 2014, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated November 25, 2014 filed with the SEC on November 25, 2014 and incorporated herein by reference)

4.5
Deposit Agreement dated May 21, 2015, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1) to State Street's Current Report on Form 8-K (File No. 001-7511) dated May 21, 2015 filed with the SEC on May 21, 2015 and incorporated herein by reference)

4.6
Deposit Agreement dated April 11, 2016, among State Street Corporation, American Stock Transfer & Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts (filed as Exhibit 4.1) to State Street's Current Report on Form 8-K (File No. 001-7511) dated April 11, 2016 filed with the SEC on April 11, 2016 and incorporated herein by reference)

(Note: None of the instruments defining the rights of holders of State Street’s outstanding long-term debt are in respect of indebtedness in excess of 10% of the total assets of State Street and its subsidiaries on a consolidated basis. State Street hereby agrees to furnish to the SEC upon request a copy of any other instrument with respect to long-term debt of State Street and its subsidiaries.)

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

10.3†
Supplemental Cash Incentive Plan, as amended, and form of award and agreement thereunder (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 filed with the SEC on February 21, 2015 and incorporated herein by reference)

10.4†
Form of Amended and Restated Employment Agreement entered into with each of Joseph L. Hooley, James S. Phalen and Michael Rogers (filed as Exhibit 10.3 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2009 filed with the SEC on February 22, 2010 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

State Street Corporation | 205

10.5†
Employment Agreement entered into with Michael W. Bell dated June 17, 2013 (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2013 filed with the SEC on February 21, 2014 and incorporated herein by reference) and Form of Amendment dated March 26, 2014 to Employment Agreement (filed as Exhibit 99.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated March 26, 2014 filed with the SEC on March 31, 2014 and incorporated herein by reference)

10.6†
State Street’s Executive Compensation Trust Agreement dated December 6, 1996 (Rabbi Trust) (filed as Exhibit 10.5 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.7†
State Street’s 1997 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.6 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and incorporated herein by reference)

10.8†
State Street’s 2006 Equity Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.8 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2014 and filed with the SEC on February 20, 2015 and incorporated herein by reference)

10.9†
Terms of Employment for Jeffrey N. Carp dated November 11, 2005, as amended (filed as Exhibit 10.9 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year ended December 31, 2015 and filed with the SEC on February 19, 2016 and incorporated herein by reference)

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

10.13†	Description of compensation arrangements for non-employee directors

10.14	Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts

10.15†
Employment Letter Agreement entered into with Eric Aboaf dated September 22, 2016 (filed as Exhibit 10.1 to State Street's Current Report on Form 8-K (File No. 001-07511) dated September 28, 2016 filed with the SEC on September 28, 2016 and incorporated herein by reference)

10.16†
Letter Agreement with Michael W. Bell dated May 23, 2013 (filed as Exhibit 10.1 to State Street's Quarterly Report on Form 10-Q (File No. 001-07511) for the quarter ended June 30, 2013 filed with the SEC on August 6, 2013 and incorporated herein by reference)

10.17A†
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

State Street Corporation | 206

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

	10.19†	2016 State Street Corporation Senior Executive Annual Incentive Plan

10.20†
Transition Agreement dated April 15, 2016 between State Street Bank and Trust Company and Michael W. Bell (filed as Exhibit 10.1 State Street's Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2016, 2015 and 2014, (ii) consolidated statement of comprehensive income for the years ended December 31, 2016, 2015 and 2014, (iii) consolidated statement of condition as of December 31, 2016 and December 31, 2015, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2016, 2015 and 2014, (v) consolidated statement of cash flows for the years ended December 31, 2016, 2015 and 2014, and (vi) notes to consolidated financial statements.

State Street Corporation | 207