Form 10-K/A
period 2016-12-31
STATE STREET CORP
filed 2017-03-27
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1

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

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED
December 31, 2016

EXPLANATORY NOTE

State Street Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2016 for the sole purpose of correcting the fiscal period referenced in the certifications originally filed as Exhibits 31.1, 31.2 and 32, made with the SEC on February 16, 2017.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2016 and the company has not updated or amended the disclosures contained herein to reflect events that have occurred since the original filing, or modified or updated those disclosures in any way other than as described in the preceding paragraph and therefore this Amendment No. 1 should be read in conjunction with the company’s filings made with the SEC subsequent to the original Form 10-K filing.

STATE STREET CORPORATION
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED
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

State Street Corporation | 4

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

State Street Corporation | 5

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

State Street Corporation | 6

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

State Street Corporation | 7

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

State Street Corporation | 8

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

State Street Corporation | 9

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

State Street Corporation | 10

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

State Street Corporation | 11

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

State Street Corporation | 12

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

State Street Corporation | 13

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

State Street Corporation | 14

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

State Street Corporation | 15

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

State Street Corporation | 16

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

State Street Corporation | 17

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

State Street Corporation | 18

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

State Street Corporation | 19

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

State Street Corporation | 20

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

State Street Corporation | 21

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

State Street Corporation | 22

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

State Street Corporation | 23

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

State Street Corporation | 24

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

State Street Corporation | 25

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

State Street Corporation | 26

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

State Street Corporation | 27

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

State Street Corporation | 28

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

State Street Corporation | 29

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

State Street Corporation | 30

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

State Street Corporation | 31

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

State Street Corporation | 32

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

State Street Corporation | 33

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

State Street Corporation | 34

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

State Street Corporation | 35

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

State Street Corporation | 36

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

State Street Corporation | 37

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

State Street Corporation | 38

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

State Street Corporation | 39

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

State Street Corporation | 40

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

State Street Corporation | 41

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

State Street Corporation | 42

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

State Street Corporation | 43

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

State Street Corporation | 44

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

State Street Corporation | 45

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

State Street Corporation | 46

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

State Street Corporation | 47

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

State Street Corporation | 48

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

State Street Corporation | 49

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

State Street Corporation | 50

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

State Street Corporation | 51

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

State Street Corporation | 52

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

State Street Corporation | 53

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

State Street Corporation | 122

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

State Street Corporation | 123

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

State Street Corporation | 124

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

State Street Corporation | 125

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

Fair Value	Note	2	Page	136
Investment Securities	Note	3	Page	144
Loans and Leases	Note	4	Page	153
Goodwill and Other Intangible Assets	Note	5	Page	156
Derivative Financial Instruments	Note	10	Page	161
Offsetting Arrangements	Note	11	Page	167
Contingencies	Note	13	Page	173
Variable Interest Entities	Note	14	Page	175
Regulatory Capital	Note	16	Page	180
Equity-Based Compensation	Note	18	Page	182
Income Taxes	Note	22	Page	186
Earnings Per Common Share	Note	23	Page	188
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

State Street Corporation | 192

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

State Street Corporation | 193

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

State Street Corporation | 194

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

State Street Corporation | 195

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

State Street Corporation | 196

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

State Street Corporation | 197

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

State Street Corporation | 198

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

State Street Corporation | 199

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

State Street Corporation | 200

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

State Street Corporation | 201

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

State Street Corporation | 202

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

State Street Corporation | 203

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

State Street Corporation | 204

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STATE STREET CORPORATION

	By	/s/ SEAN P. NEWTH
SEAN P. NEWTH
March 27, 2017		Senior Vice President, Chief Accounting Officer and Controller

State Street Corporation | 205

EXHIBIT INDEX

3.1*	Restated Articles of Organization, as amended

3.2	By-Laws, as amended (filed as Exhibit 3.1 to State Street's Current Report on Form 8-K (File No. 001-07511) filed on October 20, 2015 and incorporated herein by reference)

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

10.2†*	State Street's Executive Supplemental Retirement Plan (formerly “State Street Supplemental Defined Benefit Pension Plan for Executive Officers”) Amended and Restated, as amended

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

State Street Corporation | 206

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

10.10†*	State Street’s Management Supplemental Savings Plan, Amended and Restated, as amended

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

10.13†*	Description of compensation arrangements for non-employee directors

10.14*	Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and United States Attorney for the District of Massachusetts

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

State Street Corporation | 207

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

10.19†*	2016 State Street Corporation Senior Executive Annual Incentive Plan

10.20†
Transition Agreement dated April 15, 2016 between State Street Bank and Trust Company and Michael W. Bell (filed as Exhibit 10.1 State Street's Form 10-Q (File No. 001-07511) for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference)

12*	Statement of Ratios of Earnings to Fixed Charges

21*	Subsidiaries of State Street Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

23.2**	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3**	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

31.4**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

32.2**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Previously filed with our Annual Report on Form 10-K filed on February 16, 2017
**	Submitted electronically herewith
Exhibit 101 to this report contains the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the years ended December 31, 2016, 2015 and 2014, (ii) consolidated statement of comprehensive income for the years ended December 31, 2016, 2015 and 2014, (iii) consolidated statement of condition as of December 31, 2016 and December 31, 2015, (iv) consolidated statement of changes in shareholders' equity for the years ended December 31, 2016, 2015 and 2014, (v) consolidated statement of cash flows for the years ended December 31, 2016, 2015 and 2014, and (vi) notes to consolidated financial statements.

State Street Corporation | 208