Form 10-Q
period 2017-03-31
STATE STREET CORP
filed 2017-05-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2017 was 376,235,731.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2017

STATE STREET CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We use acronyms and other defined terms for certain business terms and abbreviations, as defined on the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $29.83 trillion of AUCA and $2.56 trillion of AUM as of March 31, 2017.
As of March 31, 2017, we had consolidated total assets of $236.80 billion, consolidated total deposits of $183.47 billion, consolidated total shareholders' equity of $21.29 billion and 34,817 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
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
Additional information about our lines of business is provided in “Line of Business Information” in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and updates the Management's Discussion and Analysis in our 2016 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2016 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in its application of certain accounting policies that materially affect the reported amounts of assets, liabilities, equity, revenue and expenses.
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex about matters that are uncertain and may change in subsequent periods include:

•	accounting for fair value measurements;

•	other-than-temporary impairment of investment securities;

•	impairment of goodwill and other intangible assets; and

•	contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies, refer to pages 119 - 122, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K. We did not change these significant accounting policies in the first quarter of 2017.
Certain financial information provided in this Form 10-Q, including in this Management's Discussion and Analysis, is prepared on both a U.S. GAAP, or reported basis, and a non-GAAP basis,

State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

including certain non-GAAP measures used in the calculation of identified regulatory ratios. We measure and compare certain financial information on a non-GAAP basis, including information (such as capital ratios calculated under regulatory standards scheduled to be effective in the future) that management uses in evaluating our business and activities.
Non-GAAP financial information should be considered in addition to, and not as a substitute for or superior to, financial information prepared in conformity with U.S. GAAP. Any non-GAAP financial information presented in this Form 10-Q, including this Management’s Discussion and Analysis, is reconciled to its most directly comparable currently applicable regulatory ratio or U.S. GAAP-basis measure.
We further believe that our presentation of fully taxable-equivalent net interest income, a non-GAAP measure, which reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.
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
We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary following the consolidated financial statements in this Form 10-Q.
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

•
increases in the volatility of, or declines in the level of, our net interest income, changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities) and the possibility that we may change the manner in which we fund those assets;

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

•
the manner and timing with which the Federal Reserve and other U.S. and foreign regulators implement or reevaluate changes to the regulatory framework applicable to our operations, including implementation or modification of the Dodd-Frank Act, the Basel III final rule and European legislation (such as the Alternative Investment Fund Managers Directive, Undertakings for Collective Investment in Transferable Securities Directives and Markets in Financial Instruments Directive II); among other consequences, these regulatory changes impact the levels of regulatory capital we must maintain, acceptable levels of credit exposure to third parties, margin requirements applicable to derivatives, and restrictions on banking and financial activities. In addition, our regulatory posture and related expenses have been and will continue to be affected by changes in regulatory expectations for global systemically important financial institutions applicable to, among other things, risk management, liquidity and capital planning, resolution planning, compliance programs, and changes in governmental enforcement approaches to perceived failures to comply with regulatory or legal obligations;

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

•
the large institutional clients on which we focus are often able to exert considerable market influence, and this, combined with strong competitive market forces, subjects us to significant pressure to reduce the fees we charge, to potentially significant changes in our assets under custody and administration or our assets under management in the event of the acquisition or loss of a client, in whole or in part, and to potentially significant changes in our fee revenue in the event a client re-balances or changes its investment approach or otherwise re-directs assets to lower- or higher-fee asset classes;

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

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total fee revenue	$2,198	$1,970	12%
Net interest income	510	512	—
Gains (losses) related to investment securities, net	(40)	2	nm
Total revenue	2,668	2,484	7
Provision for loan losses	(2)	4	nm
Total expenses	2,086	2,050	2
Income before income tax expense	584	430	36
Income tax expense (benefit)	82	62	32
Net income	$502	$368	36
Adjustments to net income:
Dividends on preferred stock(1)	$(55)	$(49)	12
Earnings allocated to participating securities(2)	(1)	—	nm
Net income available to common shareholders	$446	$319	40
Earnings per common share:
Basic	$1.17	$.80	46
Diluted	1.15	.79	46
Average common shares outstanding (in thousands):
Basic	381,224	399,421
Diluted	386,417	403,615
Cash dividends declared per common share	$.38	$.34
Return on average common equity	9.9%	6.8%

(1) Additional information about our preferred stock dividends is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
(2) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
nm Not meaningful

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the quarter ended March 31, 2017 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended March 31, 2017 to those for the quarter ended March 31, 2016, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2016 period to the relevant 2017 results.
Highlights

•
First quarter 2017 EPS of $1.15 increased 46% compared to first quarter 2016 EPS of $0.79, driven by strong fee revenue growth from higher equity markets, the contribution of the acquired GEAM operations, new business wins and savings associated with State Street Beacon. First quarter 2017 EPS also benefited from lower restructuring charges in the first quarter of 2017 compared to the first quarter of 2016, primarily related to State Street Beacon.

•
First quarter 2017 ROE of 9.9% increased 310 bps compared to ROE of 6.8% in the first quarter of 2016, reflecting strong earnings and capital return through stock repurchases and dividend payouts. First quarter 2017 ROE also benefited from the aforementioned lower restructuring charges.

•
AUCA increased 11% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to market appreciation, net inflows, and net new business. In the first quarter of 2017, we secured new asset servicing mandates of $110 billion. Our AUCA pipeline of asset servicing mandates that have been won but not yet installed as of March 31, 2017 totaled approximately $375 billion. Additional information about AUCA is provided in "Servicing Fees" in "Line of Business - Investment Servicing" in this Management's Discussion and Analysis in this Form 10-Q.

•	AUM increased 12% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to market appreciation and growth from the acquired GEAM operations.

•	We declared a quarterly common stock dividend of $0.38 per share, totaling approximately $144 million, in the first quarter of 2017, compared to $0.34 per share, totaling $135 million in the first quarter of 2016.

•
In the first quarter of 2017, we acquired approximately 6.7 million shares of common stock, including common shares acquired in connection with the exchange of BDFS stock for State Street's common stock, at an average per-share cost of $78.34 and an aggregate cost of approximately $523 million. We have approximately $227 million remaining under our current $1.4 billion common stock purchase program approved by our Board in June 2016, covering the period ending June 30, 2017.

Additional information with respect to our common stock purchase program is provided under "Capital" in "Financial Condition" in this Management's Discussion and Analysis in this Form 10-Q.
Financial Results

•
Total revenue in the first quarter of 2017 increased 7% compared to the first quarter of 2016, primarily due to an increase in servicing and management fee revenue. Also included in total revenue is a pre-tax gain of approximately $30 million related to the sale of IFDS and the disposition of BFDS, and an offsetting pre-tax loss of $40 million reflecting a modest repositioning of $2.7 billion of AFS in response to the current interest rate environment.

•	Servicing fee revenue increased 4% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher equity markets and net new business.

•
Management fee revenue increased $112 million, or 41%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to approximately $71 million from the acquired GEAM business, higher global equity markets and higher revenue-yielding ETF flows.

•
Processing and other fee revenue increased $60 million, or 115%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a pre-tax gain of approximately $30 million related to the sale of IFDS and the disposition of BFDS in the first quarter of 2017 as well as favorable foreign exchange swap costs. Refer to "Processing Fees and Other" in "Investment Servicing" line of business within this Management's Discussion and Analysis for additional information.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
Net interest income remained flat in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a higher domestic rate environment and deposit pricing, largely offset by lower yields on the foreign investment securities portfolio.

•
In the first quarter of 2017, we recorded restructuring charges of $16 million related to State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We expect to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. We expect to generate at least $140 million in annual pre-tax expense savings in 2017. Actual expenses may increase or decrease in the future due to other factors.

•
Total expenses in the first quarter of 2017 were relatively flat compared to the first quarter of 2016, primarily driven by increases in compensation and employee benefits and information systems and communication expenses due to the July 1, 2016 acquisition of GEAM, largely offset by lower restructuring charges and savings associated with State Street Beacon.

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.

Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended March 31,
(Dollars in millions)	2017	2016	% Change
Fee revenue:
Servicing fees	$1,296	$1,242	4%
Management fees	382	270	41
Trading services:
Foreign exchange trading	164	156	5
Brokerage and other trading services	111	116	(4)
Total trading services	275	272	1
Securities finance	133	134	(1)
Processing fees and other	112	52	115
Total fee revenue	2,198	1,970	12
Net interest income:
Interest income	650	629	3
Interest expense	140	117	20
Net interest income	510	512	—
Gains (losses) related to investment securities, net	(40)	2	nm
Total revenue	$2,668	$2,484	7

nm Not meaningful
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters ended March 31, 2017 and 2016.
Servicing and management fees collectively made up approximately 76% of total fee revenue in the first quarter of 2017, compared to approximately 77% in the first quarter of 2016. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
Generally, servicing fees are affected by changes in daily average valuations of AUCA. Additional factors, such as the relative mix of assets serviced, the level of transaction volumes, changes in service level, the nature of services provided, balance credits, client minimum balances, pricing concessions, the geographical location in which services are provided and other factors, may have a significant effect on our servicing fee revenue.
Management fees are generally affected by changes in month-end valuations of AUM. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, as well as our relationship pricing for clients using multiple services.
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
In light of the above, we estimate, using relevant information as of March 31, 2017 and assuming that all other factors remain constant, that:

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

See Table 3: Daily, Month-End and Quarter-End Equity Indices, for selected equity market indices, and see Table 4: Quarter-End Debt Index. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages, month-end averages, and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Quarter-end indices affect the values of AUCA and AUM as of those dates. The index names listed in the table are service marks of their respective owners.
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis in this Form 10-Q.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended March 31,			Quarters Ended March 31,			As of March 31,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,326	1,951	19%	2,335	1,977	18%	2,363	2,060	15%
NASDAQ®	5,736	4,614	24	5,784	4,681	24	5,912	4,870	21
MSCI® EAFE®	1,749	1,594	10	1,759	1,601	10	1,793	1,652	9
MSCI® Emerging Markets	927	757	22	935	773	21	958	837	14

TABLE 4: QUARTER-END DEBT INDEX
	Quarter-End Indices
	As of March 31,
	2017	2016	% Change
Barclays Capital Global Aggregate Bond Index®	459	468	(2)%

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the quarters ended March 31, 2017 and 2016.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.

Net interest margin represents the relationship between annualized fully taxable-equivalent net interest income and average total interest-earning assets for the period. It is calculated by dividing fully taxable-equivalent net interest income by average interest-earning assets. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended March 31,
	2017			2016
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$48,893	$34.28%		$48,545	$43.36%
Securities purchased under resale agreements(1)	2,056	46	9.07	2,490	36	5.86
Trading account assets	914	—	—	860	—	—
Investment securities	97,219	471	1.94	100,899	488	1.94
Loans and leases	20,139	108	2.17	18,615	91	1.96
Other interest-earning assets	22,619	34.62		22,672	13.22
Average total interest-earning assets	$191,840	$693	1.47	$194,081	$671	1.39
Interest-bearing deposits:
U.S.	$25,928	$32.50%		$27,096	$27.40%
Non-U.S.	94,990	12.05		92,971	11.05
Securities sold under repurchase agreements(1)	3,894	—	—	4,243	—	—
Federal funds purchased	—	—	—	15	—	—
Other short-term borrowings	1,341	2.63		1,688	—	—
Long-term debt	11,421	73	2.56	11,027	61	2.20
Other interest-bearing liabilities	5,240	21	1.63	5,951	18	1.22
Average total interest-bearing liabilities	$142,814	$140.40		$142,991	$117.33
Interest-rate spread			1.07%			1.06%
Net interest income—fully taxable-equivalent basis		$553			$554
Net interest margin—fully taxable-equivalent basis			1.17%			1.15%
Tax-equivalent adjustment		(43)			(42)
Net interest income—GAAP basis		$510			$512

(1) Reflects the impact of balance sheet netting under enforceable netting agreements.
See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of net interest income on a fully taxable-equivalent basis for the quarters ended March 31, 2017 and 2016. Net interest income on a fully taxable-equivalent basis was relatively flat in the first quarter of 2017 compared to the first quarter of 2016, as benefits due to a higher domestic rate environment and disciplined liability pricing were offset by lower yields on foreign investment portfolio securities, a smaller amount of discount accretion related to the asset-backed commercial paper conduits and more FX swaps qualifying for hedge accounting. Average balances in the first quarter of 2017 reflect management actions to reduce the usage of wholesale deposit funding of our balance sheet.

Though average interest and non-interest bearing deposits were unchanged in the first quarter of 2017 compared to the first quarter of 2016, these management actions contributed to a $6 billion reduction in wholesale deposits and were offset by less expensive client deposits.
We recorded aggregate discount accretion in interest income of $5 million and $14 million in the first quarter of 2017 and 2016, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $124 million over their remaining

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

terms, with approximately one third of this discount accretion to be recorded through 2019.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were slightly lower in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.
Our clients have continued to place elevated levels of deposits with us, as central bank actions have resulted in high levels of liquidity and low global interest rates. We evaluate deposits as either inherent in our relationship with our custodial clients, which we generally invest in our investment portfolio or excess deposits, which we generally deposit with central banks. Deposits with central banks generate low or negative returns. Consequently, the elevated levels of these excess deposits have contributed to a reduction of our net interest margin relative to historical levels.
Average deposits with central banks of $44.91 billion in the quarter ended March 31, 2017 are included in our total consolidated assets, and lower deposit levels benefit our regulatory leverage ratios. If global interest rates increase, we would expect to see some additional decreases in client deposits. In general, we continue to anticipate higher levels of client deposits when compared to longer-term historical trends, irrespective of the interest rate environment, particularly during periods of market stress.
Interest-bearing deposits with banks averaged $48.89 billion in the quarter ended March 31, 2017 compared to $48.55 billion in the quarter ended March 31, 2016. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks both to satisfy regulatory reserve requirements, and include elevated levels of client deposits and our investment of these excess client deposits with central banks.
We expect to continue to invest deposits we deem as elevated in investment securities or short-term assets, including central bank deposits, depending on our assessment of the underlying characteristics of the deposits.
Loans and leases averaged $20.14 billion in the quarter ended March 31, 2017 compared to $18.62 billion in the quarter ended March 31, 2016. The increase in average loans and leases resulted from growth in loans to municipalities, alternative financing, mutual fund lending, and continued investment in senior secured loans.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended March 31,
(Dollars in millions)	2017	2016
Average U.S. short-duration advances	$2,260	$2,230
Average non-U.S. short-duration advances	1,220	1,264
Average total short-duration advances	$3,480	$3,494
Average short-duration advances to average loans and leases	17%	19%
Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets decreased to $22.62 billion in the quarter ended March 31, 2017 from $22.67 billion in the quarter ended March 31, 2016. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total interest-earning assets for both the quarters ended March 31, 2017 and 2016. The enhanced custody business, which is our principal securities financing business for our custody clients, generates securities finance revenue. The net interest income earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average interest-bearing deposits increased to $120.92 billion in the quarter ended March 31, 2017 from $120.07 billion in the quarter ended March 31, 2016. The relatively flat levels in the quarter ended March 31, 2017 compared to the prior year period were the result of higher U.S. and non-U.S. client deposit levels during the year, offset by management's actions to reduce more expensive wholesale certificates of deposit. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.34 billion in the quarter ended March 31, 2017 from $1.69 billion in the quarter ended March 31, 2016 as bonds matured in the Tax-Exempt Investment program.
Average long-term debt increased to $11.42 billion in the quarter ended March 31, 2017 from $11.03 billion in the quarter ended March 31, 2016. The increase primarily reflected the issuance of $1.5 billion of senior debt in May 2016, which was partially offset by maturity of $400 million of senior debt in January 2016 and $1.0 billion of senior debt in March 2016.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average other interest-bearing liabilities were $5.24 billion in the quarter ended March 31, 2017 compared to $5.95 billion in the quarter ended March 31, 2016, primarily the result of changes in the level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
Several factors could affect future levels of our net interest income and net interest margin, including the volume and mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; the yields earned on securities purchased compared to the yields earned on securities sold or matured; changes in the type and amount of credit or other loans we extend; and changes in our enhanced custody business.
Based on market conditions and other factors, including regulatory requirements, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, municipal securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our net interest income and net interest margin.

Expenses
Table 7: Expenses provides the breakout of expenses for the quarters ended March 31, 2017 and 2016.

TABLE 7: EXPENSES
	Quarters Ended March 31,
(Dollars in millions)	2017	2016	% Change
Compensation and employee benefits	$1,166	$1,107	5%
Information systems and communications	287	272	6
Transaction processing services	197	200	(2)
Occupancy	110	113	(3)
Acquisition costs	12	7	71
Restructuring charges, net	17	97	(82)
Other:
Professional services	94	93	1
Amortization of other intangible assets	52	49	6
Regulatory fees and assessments	27	20	35
Securities processing costs	8	4	100
Other	116	88	32
Total other	297	254	17
Total expenses	$2,086	$2,050	2
Number of employees at quarter-end	34,817	32,527	7
Compensation and employee benefits expenses increased 5% in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to the addition of the acquired GEAM operations, an increase in deferred incentive compensation expense, and higher costs to support new business, partially offset by savings from State Street Beacon.
Compensation and employee benefits expenses in the first quarter of 2017 and the first quarter of 2016 included approximately $154 million and $122 million, respectively, of deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
The number of employees increased 7% in the first quarter of 2017 compared to the first quarter of 2016. Approximately 3% of the growth was driven by continued build to support our regulatory initiatives, and includes insourcing of work previously performed by contractors and consultants. An additional approximately 3% of the growth was related to large client lift outs and the addition of GEAM operations.
Information systems and communications expenses increased 6% in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily related to investments supporting new business, partially offset by savings from State Street Beacon.
Other expenses increased 17% in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to the addition of the acquired GEAM sub-advisory relationships, and higher regulatory and insurance expense.
Our compliance obligations have increased due to new regulations in the U.S. and internationally that

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

have been adopted or proposed in response to the 2008 financial crisis. As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving regulatory compliance requirements and expectations, including our efforts to complete our 2017 resolution plan (due to be submitted on July 1, 2017), as discussed under "Liquidity Risk Management" in "Financial Condition" included in this Management's Discussion and Analysis in this Form 10-Q, will continue to affect our expenses. Our employee compensation and benefits, information systems and other expenses could increase, as we further adjust our operations in response to new or proposed requirements and heightened expectations.
Acquisition Costs
We recorded acquisition costs of $12 million and $7 million in the first quarter of 2017 and 2016, respectively. Costs incurred in the first quarter of 2017 related to our acquisition of GEAM on July 1, 2016. As we integrate GEAM's operations into our business, we expect to incur total merger and integration costs of approximately $80 million through 2018. For additional information about the GEAM acquisition, refer to page 132 in Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
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
In the first quarter of 2017 and 2016, we recorded restructuring charges of $16 million and $97 million, respectively, related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 8: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for State Street Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for State Street Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
Income Tax Expense
Income tax expense was $82 million in the first quarter of 2017 compared to $62 million in the same period of 2016. Our effective tax rate in the first quarter of 2017 was 14.0% compared to 14.4% in the same period of 2016. The 2017 tax expense included the effects of the sale of IFDS and the disposition of BFDS, a reduced state tax accrual and excess deductions related to stock based compensation, partially offset by a reduced benefit due to a decrease in alternative energy investments. Refer to "Processing Fees and Other" in "Investment Servicing" line of business within this Management's Discussion and Analysis for additional information regarding IFDS and BFDS.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LINE OF BUSINESS INFORMATION
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to pages 188 to 189 provided in Note 24 to the consolidated financial statements under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K and Note 17 to the consolidated financial statements included in this Form 10-Q.
Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions)	2017	2016	% Change
Servicing fees	$1,296	$1,242	4%
Trading services	257	258	—
Securities finance	133	134	(1)
Processing fees and other	106	49	116
Total fee revenue	1,792	1,683	6
Net interest income	509	511	—
Gains (losses) related to investment securities, net	(40)	2	nm
Total revenue	2,261	2,196	3
Provision for loan losses	(2)	4	nm
Total expenses	1,728	1,687	2
Income before income tax expense	$535	$505	6
Pre-tax margin	24%	23%

nm Not meaningful
Total revenue and total fee revenue for our Investment Servicing Line of Business, presented in Table 9: Investment Servicing Line of Business Results, increased 3% and 6%, respectively, in the first quarter of 2017 compared to the same period in 2016.
Net interest income remained flat in the first quarter of 2017 compared to the same period in 2016, as discussed under “Net Interest Income" in “Consolidated Results of Operations - Total Revenue" in this Management's Discussion and Analysis.
Total expenses increased 2% in the first quarter of 2017 compared to the same period in 2016, primarily due to an increase of approximately $28 million associated with the deferred incentive compensation expense for retirement-eligible employees and payroll taxes as well as net new business. These increases were partially offset by savings related to State Street Beacon.

Additional information about expenses is provided under "Expenses" in this Management's Discussion and Analysis in this Form 10-Q.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. In conjunction with that review, which is ongoing, we are implementing enhancements to our billing processes and reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. Additional information about the invoicing matter is provided in Note 10 to the consolidated financial statements included in this Form 10-Q.
Servicing Fees
Servicing fees increased 4% in the first quarter of 2017 compared to the same period in 2016, primarily due to higher global equity markets and net new business, partially offset by the effect of the strong U.S. dollar and hedge fund outflows.
Servicing fees generated outside the U.S. were approximately 43% and 41% of total servicing fees in the first quarters of 2017 and 2016, respectively.

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
Mutual funds	$7,033	$6,841	$6,728
Collective funds	8,024	7,501	7,000
Pension products	5,775	5,584	5,197
Insurance and other products	9,001	8,845	8,018
Total	$29,833	$28,771	$26,943

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
Equities	$16,651	$15,833	$14,433
Fixed-income	9,786	9,665	9,199
Short-term and other investments	3,396	3,273	3,311
Total	$29,833	$28,771	$26,943

TABLE 12: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
North America	$22,361	$21,544	$20,505
Europe/Middle East/Africa	5,979	5,734	5,159
Asia/Pacific	1,493	1,493	1,279
Total	$29,833	$28,771	$26,943

(1) Geographic mix is based on the location in which the assets are serviced.

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The increase in total AUCA as of March 31, 2017 compared to December 31, 2016 primarily resulted from higher global equity markets. Asset levels as of March 31, 2017 do not reflect the approximately $375 billion of new business in assets to be serviced, which was awarded to us in the first quarter of 2017 and prior periods but not installed prior to March 31, 2017. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. This does not include loss of business which occurs from time to time or changes in AUCA usually from changes in market values of customer assets or subscriptions or redemptions from our customer investment products.
With respect to these new assets, we will provide various services, including, accounting, bank loan servicing, compliance reporting and monitoring, custody, depository banking services, foreign exchange, fund administration, hedge fund servicing, middle-office outsourcing, performance and analytics, private equity administration, real estate administration, securities finance, transfer agency, and wealth management services.
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
Trading Services

TABLE 13: TRADING SERVICES REVENUE
	Quarters Ended March 31,
(Dollar in millions)	2017	2016	% Change
Foreign exchange trading:
Direct sales and trading	$98	$90	9%
Indirect foreign exchange trading	66	66	—
Total foreign exchange trading	164	156	5
Brokerage and other trading services:
Electronic foreign exchange services	41	44	(7)
Other trading, transition management and brokerage	52	58	(10)
Total brokerage and other trading services	93	102	(9)
Total trading services revenue	$257	$258	—
Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 13: Trading Services Revenue.

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
Total FX trading revenue increased 5% in the first quarter of 2017 compared to the same period in 2016, primarily due to higher volumes, partially offset by lower volatility. Total FX trading revenue comprises:

•
Direct sales and trading: We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represented 60% and 58% of total foreign exchange trading revenue in the first quarters of 2017 and 2016, respectively. Our direct sales and trading revenue increased by 9% in the first quarter of 2017 compared to the same period

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in 2016. The increase was primarily due to higher volumes.

•
Indirect FX trading: Clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 40% and 42% of total foreign exchange trading revenue in the first quarters of 2017 and 2016, respectively. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Direct sales and trading revenue is all other FX trading revenue other than the revenue attributed to indirect FX trading. Our estimated indirect FX trading revenue remained flat in the first quarter of 2017 compared to the same period in 2016.

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
We continue to expect that some clients may choose, over time, to reduce their level of indirect FX trading transactions in favor of other execution methods, including either direct sales and trading transactions or electronic FX services which we provide. To the extent that clients shift to other execution methods that we provide, our FX trading revenue may decrease, even if volumes remain constant.
Total brokerage and other trading services revenue decreased 9% in the first quarter of 2017 compared to the same period in 2016, primarily due to lower electronic foreign exchange trading revenue as well as the absence of revenue associated with the WM Reuters business, which we disposed of in the second quarter of 2016. Total brokerage and other trading services revenue comprises:

•	Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 7% in the first quarter of 2017 compared to the same period in 2016.

•	Other trading, transition management and brokerage revenue: Decreased 10% in the first quarter of 2017 compared to the same period in 2016, primarily due to the WM Reuters disposition.
In recent years, our transition management revenue was adversely affected by compliance issues in our U.K. business during 2010 and 2011, including settlements with the FCA in 2014 and the DOJ in 2017, the latter including a deferred prosecution agreement. The reputational and regulatory impact of those compliance issues continues and may adversely affect our results in future periods. Information about contingencies is provided in Note 10 to the consolidated financial statements included in this Form 10-Q.
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
See Table 9: Investment Servicing Line of Business Results, for the comparison of securities finance revenue in the first quarter of 2017 compared to the same period in 2016.
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
Securities finance revenue remained flat in the first quarter of 2017 compared to the same period in 2016.
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
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, increased 116% in the first quarter of 2017 compared to the same period in 2016. In the first quarter of 2017, we completed the sale of our joint venture interest in IFDS for approximately $175 million in cash and the exchange of our joint venture interest in BFDS stock for $158 million in State Street's common stock. We recognized a pre-tax gain within processing fees and other revenue of approximately $30 million, in the aggregate, in the first quarter of 2017 (after-tax gain of approximately $31 million with a full year annual benefit of $43 million). The increase in processing fees and other revenue was also due to favorable foreign exchange swap costs.

Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended March 31,
(Dollars in millions)	2017	2016	% Change
Management fees	$382	$270	41%
Trading services(1)	18	14	29
Processing fees and other	6	3	nm
Total fee revenue	406	287	41
Net interest income	1	1	nm
Total revenue	407	288	41
Total expenses	329	256	29
Income before income tax expense	$78	$32	144
Pre-tax margin	19%	11%

nm Not meaningful
(1) Includes revenues associated with the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
Total revenue and total fee revenue for our Investment Management Line of Business, presented in Table 14: Investment Management Line of Business Results, increased 41% in the first quarter of 2017 compared to the same period in 2016 primarily due to approximately $71 million from the acquired GEAM operations.
Total expenses increased 29% in the first quarter of 2017 compared to the same period in 2016 primarily due to approximately $51 million in incremental costs related to the acquisition of GEAM on July 1, 2016 and an increase of approximately $4 million associated with the deferred incentive compensation expense for retirement-eligible employees and payroll taxes. These increases were partially offset by savings related to State Street Beacon.
Additional information about expenses is provided under "Expenses" in “Consolidated Results of Operations” in this Management's Discussion and Analysis in this Form 10-Q.
In July 2016, we completed our acquisition of GEAM. AUM associated with the acquired GEAM operations totaled $120 billion as of March 31, 2017, including assets from acquired clients and new business from these clients since the acquisition date. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.

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
Management fees increased 41% in the first quarter 2017 compared to the same period in 2016, primarily due to approximately $71 million from the acquired GEAM operations, higher global equity markets, and stronger ETF flows.
Management fees generated outside the U.S. were approximately 27% of total management fees in the first quarter of 2017 compared to 36% in the same period in 2016.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
Equity:
Active	$77	$73	$32
Passive	1,482	1,401	1,295
Total Equity	1,559	1,474	1,327
Fixed-Income:
Active	69	70	17
Passive	312	308	310
Total Fixed-Income	381	378	327
Cash(1)	335	333	381
Multi-Asset-Class Solutions:
Active	19	19	17
Passive	113	107	92
Total Multi-Asset-Class Solutions	132	126	109
Alternative Investments(2):
Active	26	28	18
Passive	128	129	134
Total Alternative Investments	154	157	152
Total	$2,561	$2,468	$2,296

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)(2)
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
Alternative Investments(2)	$46	$42	$45
Cash	2	2	3
Equity	457	426	349
Fixed-income	53	51	46
Total Exchange-Traded Funds	$558	$521	$443

(1) ETFs are a component of assets under management presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	March 31, 2017	December 31, 2016	March 31, 2016
North America	$1,772	$1,691	$1,491
Europe/Middle East/Africa	486	482	496
Asia/Pacific	303	295	309
Total	$2,561	$2,468	$2,296

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of March 31, 2016	$1,327	$327	$381	$109	$152	$2,296
Long-term institutional inflows(1)	181	73	—	36	11	301
Long-term institutional outflows(1)	(234)	(76)	—	(25)	(18)	(353)
Long-term institutional flows, net	(53)	(3)	—	11	(7)	(52)
ETF flows, net	41	5	—	—	(1)	45
Cash fund flows, net	—	—	(48)	—	—	(48)
Total flows, net	(12)	2	(48)	11	(8)	(55)
Market appreciation	141	1	—	7	7	156
Foreign exchange impact	(20)	(8)	(4)	(4)	(5)	(41)
Total market/foreign exchange impact	121	(7)	(4)	3	2	115
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(1)	71	22	—	12	8	113
Long-term institutional outflows(1)	(85)	(25)	—	(11)	(18)	(139)
Long-term institutional flows, net	(14)	(3)	—	1	(10)	(26)
ETF flows, net	10	1	—	—	1	12
Cash fund flows, net	—	—	3	—	—	3
Total flows, net	(4)	(2)	3	1	(9)	(11)
Market appreciation	81	2	(2)	3	4	88
Foreign exchange impact	8	3	1	2	2	16
Total market/foreign exchange impact	89	5	(1)	5	6	104
Balance as of March 31, 2017	$1,559	$381	$335	$132	$154	$2,561

(1) Amounts represent long-term portfolios, excluding ETFs.
(2) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(3) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.
(4) Includes assets under management acquired as part of the acquisition of GEAM on July 1, 2016.
The preceding table does not include approximately $9 billion of new asset management business which was awarded but not installed as of March 31, 2017. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of March 31, 2017 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Quarters Ended March 31,
	2017	2016
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$48,893	$48,545
Securities purchased under resale agreements	2,056	2,490
Trading account assets	914	860
Investment securities	97,219	100,899
Loans and leases	20,139	18,615
Other interest-earning assets	22,619	22,672
Average total interest-earning assets	191,840	194,081
Cash and due from banks	2,608	2,690
Other non-interest-earning assets	24,761	26,852
Average total assets	$219,209	$223,623
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$25,928	$27,096
Non-U.S.	94,990	92,971
Total interest-bearing deposits	120,918	120,067
Securities sold under repurchase agreements	3,894	4,243
Federal funds purchased	—	15
Other short-term borrowings	1,341	1,688
Long-term debt	11,421	11,027
Other interest-bearing liabilities	5,240	5,951
Average total interest-bearing liabilities	142,814	142,991
Non-interest-bearing deposits	44,249	45,001
Other non-interest-bearing liabilities	10,626	14,053
Preferred shareholders’ equity	3,197	2,703
Common shareholders’ equity	18,323	18,875
Average total liabilities and shareholders’ equity	$219,209	$223,623

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis included in this Form 10-Q.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	March 31, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,151	$4,263
Mortgage-backed securities	11,348	13,257
Asset-backed securities:
Student loans(1)	5,691	5,596
Credit cards	1,302	1,351
Sub-prime	252	272
Other	871	905
Total asset-backed securities	8,116	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,583	6,535
Asset-backed securities	2,811	2,516
Government securities	5,804	5,836
Other	5,802	5,613
Total non-U.S. debt securities	21,000	20,500
State and political subdivisions	9,822	10,322
Collateralized mortgage obligations	2,461	2,593
Other U.S. debt securities	2,426	2,469
U.S. equity securities	44	42
Non-U.S. equity securities	2	3
U.S. money-market mutual funds	424	409
Non-U.S. money-market mutual funds	16	16
Total	$58,810	$61,998

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$17,504	$17,527
Mortgage-backed securities	11,254	10,334
Asset-backed securities:
Student loans(1)	2,812	2,883
Credit cards	858	897
Other	15	35
Total asset-backed securities	3,685	3,815
Non-U.S. debt securities:
Mortgage-backed securities	1,131	1,150
Asset-backed securities	437	531
Government securities	340	286
Other	117	113
Total non-U.S. debt securities	2,025	2,080
Collateralized mortgage obligations	1,361	1,413
Total	$35,829	$35,169

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
In the first quarter of 2017, we sold $2.7 billion of AFS, primarily Agency MBS and U.S. Treasury securities in our investment portfolio, in response to the current interest rate environment resulting in a pre-tax loss of $40 million.
Approximately 92% and 91% of the carrying value of the portfolio was rated “AAA” or “AA” as of March 31, 2017 and December 31, 2016, respectively.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	March 31, 2017	December 31, 2016
AAA(1)	78%	78%
AA	14	13
A	4	5
BBB	3	3
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of March 31, 2017, the investment portfolio of 11,533 securities was diversified with respect to asset class. Approximately 52% of the aggregate carrying value of the portfolio as of March 31, 2017 and December 31, 2016 was composed of mortgage-backed and asset-backed securities. The asset-backed securities portfolio, of which approximately 95% and 93% of the carrying value as of March 31, 2017 and December 31, 2016, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.
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
As of March 31, 2017, we held approximately $961 million of investments in CLOs. As of the same date, these investments had an aggregate pre-tax net unrealized gain of approximately $10 million, composed primarily of gross unrealized gains. Comparatively, as of December 31, 2016, we held approximately $972 million of investments in CLOs which had an aggregate pre-tax net unrealized gain of approximately $11 million, composed primarily of gross unrealized gains. In the event that we or our banking regulators conclude that such investments in CLOs, or other investments, are covered funds under the Volker rule, we may be required to divest of such investments. If other banking entities reach similar conclusions with respect to similar investments held by them, the prices of such investments could decline significantly, and we may be required to divest of such investments at a significant discount compared to the investments' book value. This could result in a material adverse effect on our consolidated results of operations or on our consolidated financial condition in the period in which such a divestiture occurs.
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
Non-U.S. Debt Securities
Approximately 24% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of March 31, 2017, compared to approximately 23% as of December 31, 2016.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	March 31, 2017	December 31, 2016
Available-for-sale:
United Kingdom	$5,116	$5,093
Australia	4,246	4,272
Canada	3,010	2,989
Japan	1,417	1,388
Netherlands	1,290	1,283
France	1,256	1,013
Italy	798	676
South Korea	683	634
Germany	622	713
Norway	519	508
Hong Kong	500	664
Sweden	400	188
Belgium	364	360
Spain	340	266
Finland	212	223
Other(1)	227	230
Total	$21,000	$20,500
Held-to-maturity:
United Kingdom	$481	$504
Netherlands	466	473
Australia	374	374
Germany	257	329
Singapore	231	180
Other(2)	216	220
Total	$2,025	$2,080

(1) Included approximately $161 million and $164 million as of March 31, 2017 and December 31, 2016, respectively, related to Ireland, Portugal and Austria, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $173 million and $178 million as of March 31, 2017 and December 31, 2016, respectively, related to Spain, Italy, Portugal and Norway, all of which were related to mortgage-backed securities and auto loans.
Approximately 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of March 31, 2017 and December 31, 2016. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of March 31, 2017 and December 31, 2016, approximately 67% and 65%,

State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.
As of March 31, 2017, our non-U.S. debt securities had an average market-to-book ratio of 100.6%, and an aggregate pre-tax net unrealized gain of approximately $126 million, composed of gross unrealized gains of $164 million and gross unrealized losses of $38 million. These unrealized amounts included a pre-tax net unrealized gain of $59 million, composed of gross unrealized gains of $84 million and gross unrealized losses of $25 million, associated with non-U.S. debt securities available-for- sale.
As of March 31, 2017, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included Australian, Dutch, Italian and U.K. prime mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt. The securities listed under “South Korea” were composed of South Korean government securities.

Municipal Obligations
We carried approximately $9.82 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of March 31, 2017 as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.57 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of March 31, 2017
State of Issuer:
Texas	$1,672	$1,675	$3,347	17%
California	479	2,290	2,769	14
New York	728	1,288	2,016	10
Massachusetts	902	1,257	2,159	11
Washington	681	334	1,015	5
Total	$4,462	$6,844	$11,306

As of December 31, 2016
State of Issuer:
Texas	$1,781	$1,685	$3,466	18%
California	523	2,298	2,821	14
New York	740	1,293	2,033	10
Massachusetts	916	1,071	1,987	10
Washington	708	234	942	5
Maryland	488	411	899	5
Total	$5,156	$6,992	$12,148

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.39 billion and $19.57 billion across our businesses as of March 31, 2017 and December 31, 2016, respectively.
(2) Includes municipal loans which are also presented within Table 25.
Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of March 31, 2017. As of that date, approximately 49% and 45% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.

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
The change in the net unrealized gain/(loss) position as of March 31, 2017 compared to December 31, 2016, presented in Table 24: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to higher interest rates.

TABLE 24: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	March 31, 2017			December 31, 2016
(In millions)	Amortized Cost	Net Unrealized Gain (Losses)	Fair Value	Amortized Cost	Net Unrealized Gain (Losses)	Fair Value
Available-for-sale(1)	$58,658	$152	$58,810	$62,056	$(58)	$61,998
Held-to-maturity(1)	35,829	(135)	35,694	35,169	(175)	34,994
Total investment securities	$94,487	$17	$94,504	$97,225	$(233)	$96,992
Net after-tax unrealized gain (loss)		$10			$(140)

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
We recorded less than $1 million of OTTI in the first quarter of 2017 and 2016. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $646 million as of March 31, 2017 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.

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

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	March 31, 2017	December 31, 2016
Domestic:
Commercial and financial	$17,289	$16,412
Commercial real estate	27	27
Lease financing	329	338
Total domestic	17,645	16,777
Non-U.S.:
Commercial and financial	4,388	2,476
Lease financing	504	504
Total non-U.S.	4,892	2,980
Total loans and leases	$22,537	$19,757
The increase in loans in the commercial and financial segment as of March 31, 2017 compared to December 31, 2016 was primarily driven by higher levels of loans to investment funds and loans to municipalities.
As of March 31, 2017 and December 31, 2016, our investment in senior secured loans totaled approximately $3.4 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of March 31, 2017 and December 31, 2016 of $427 million and $76 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework, are externally rated “BBB,” “BB” or “B,” with approximately 92% of the loans rated “BB” or “B” as of March 31, 2017 and December 31, 2016. Information about our internal risk-rating framework is provided in Note 4 to the consolidated financial statements included in this Form 10-Q. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $1.7 billion and $1.4 billion as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and December 31, 2016, unearned income deducted from our investment in leveraged lease financing was $79 million and $94 million, respectively, for U.S. leases and $169 million and $192 million, respectively, for non-U.S. leases.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.

No loans, including CRE loans, were modified in troubled debt restructurings in the quarters ended March 31, 2017 and 2016.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Quarters Ended March 31,
(In millions)	2017	2016
Allowance for loan and lease losses:
Beginning balance	$53	$46
Provision for loan and lease losses(1)	(2)	4
Charge-offs(2)	—	(3)
Ending balance	$51	$47

(1) The provision for loan and lease losses is related to commercial and financial loans in the quarters ended March 31, 2017 and 2016.
(2) The charge-offs are related to commercial and financial loans.
As of March 31, 2017 approximately $43 million of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million was related to other components of commercial and financial loans.
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

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 24% and 28% and of our consolidated total assets as of March 31, 2017 and December 31, 2016, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
March 31, 2017
Germany	$17,484	$498	$17,982
United Kingdom	14,059	870	14,929
Japan	10,749	327	11,076
Australia	5,698	307	6,005
Luxembourg	3,979	269	4,248
Canada	3,066	680	3,746
December 31, 2016
United Kingdom	$18,712	$1,761	$20,473
Japan	17,922	1,171	19,093
Germany	13,812	484	14,296
Australia	5,122	986	6,108
Luxembourg	3,389	762	4,151
Canada	3,179	781	3,960

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of March 31, 2017, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.97 billion, $1.98 billion and $2.11 billion to Switzerland, France and the Netherlands, respectively. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.84 billion and $2.38 billion to France and the Netherlands, respectively.
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
Many of these risks, as well as certain of the factors underlying each of these risks that could affect our businesses and our consolidated financial statements, are discussed in detail included under Item 1A, Risk Factors, in our 2016 Form 10-K.
For additional information about our risk management, including our risk appetite framework and risk governance committee structure, refer to pages 80 to 85 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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
For additional information about our credit risk management, including our core policies and principles, structure and organization, credit ratings, risk parameter estimates, credit risk mitigation, credit limits, reporting, monitoring, controls and reserve for credit losses, refer to pages 85 to 90 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Our Parent Company typically holds, or has direct access to, enough cash, primarily in the form of interest-bearing deposits or time deposits with its banking subsidiaries, to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of March 31, 2017, the value of our Parent Company's net liquid assets totaled $4.08 billion, compared with $3.64 billion as of December 31, 2016. As of March 31, 2017, our Parent Company and State Street Bank had approximately $950 million of senior notes and junior subordinated debentures outstanding that will mature in the next twelve months.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to page 91 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, in our 2016 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 7 and 8 in "Supervision and Regulation" included under Item 1, Business, in our 2016 Form 10-K. Beginning in July 2015, we were required to report our LCR to the Federal Reserve on a daily basis. As of March 31, 2017, our LCR was in excess of 100%.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high- quality securities which generally are more liquid than other types of assets even in times of stress. Our asset liquidity metric is similar to the HQLA under the U.S. LCR, and our HQLA, under the LCR final rule definition, were estimated to be $94.55 billion and $100.93 billion as of March 31, 2017 and December 31, 2016, respectively.

TABLE 28: COMPONENTS OF HQLA BY TYPE OF ASSET
(In millions)	March 31, 2017	December 31, 2016
Excess Central Bank Balances	$60,337	$65,790
U.S. Treasuries	14,427	15,821
Other Investment securities	14,255	13,753
Foreign government	5,533	5,561
Total	$94,552	$100,925
With respect to highly liquid short-term investments presented in the preceding table, due to the continued elevated level of client deposits as of March 31, 2017, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $60.34 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $65.79 billion as of December 31, 2016. The lower levels of deposits with central banks as of March 31, 2017 compared to December 31, 2016 was due to normal deposit volatility. The increase in other investment securities as of March 31, 2017 compared to December 31, 2016, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of March 31, 2017 and December 31, 2016, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $37.27 billion as of March 31, 2017, compared to $38.23 billion as of December 31, 2016. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs of unfunded commitments to extend credit or to purchase securities, generally provided through lines of credit; and short-duration advance facilities. Such circumstances would generally arise under stress conditions including deterioration in credit
State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $27.17 billion and $26.99 billion as of March 31, 2017 and December 31, 2016, respectively. These amounts do not reflect the value of any collateral. As of March 31, 2017, approximately 70% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
State Street, like other bank holding companies with total consolidated assets of $50 billion or more, periodically submits a plan for rapid and orderly resolution in the event of material financial distress or failure-commonly referred to as a resolution plan or a living will-to the Federal Reserve and the FDIC under Section 165(d) of the Dodd-Frank Act. Through resolution planning, we seek, in the event of the insolvency of State Street, to maintain State Street Bank’s role as a key infrastructure provider within the financial system, while minimizing risk to the financial system and maximizing value for the benefit of our stakeholders. We have and will continue to focus management attention and resources to meet regulatory expectations with respect to resolution planning. In the event of material financial distress or failure, our preferred resolution strategy, referred to as the single point of entry strategy, provides for the recapitalization of State Street Bank and our other material entities by the Parent Company (for example, by forgiving inter-company indebtedness of State Street Bank owed, directly or indirectly, to the Parent Company) prior to the Parent Company’s entry into bankruptcy proceedings. The recapitalization, if successful, is intended to enable State Street Bank and our other material entities to continue operating. To implement this strategy, we anticipate establishing a pre-funded intermediate holding company that would support State Street Bank and our other material entities throughout the resolution period. The amount of assets available to the intermediate holding company is anticipated to vary over time and may not be sufficient to meet the liquidity and capital needs of State Street Bank and our other material entities. The Parent Company and the intermediate holding company would obligate themselves to recapitalizing and/or providing liquidity to State Street Bank and all of our other material entities in the event of material financial distress, under a contract known as a support agreement. The Parent Company and the intermediate holding company would secure their obligations under the support agreement by entering into a contract known as a security agreement and by pledging their rights in the assets that the Parent Company and the intermediate holding company would use to fulfill their support obligations to State Street Bank and our other material entities. The Parent Company intends to pre-fund the intermediate holding company upon the execution of the support agreement by transferring assets to it that will be available for the subsequent provision of capital and liquidity to State Street Bank and all of our other material entities, as well as being available to State Street and its subsidiaries in the ordinary course of business. Under this single point of entry strategy, State Street Bank and our material entities would not themselves enter into resolution proceedings; they would instead be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants. In the event that such recapitalization actions occur and were unsuccessful in stabilizing State Street Bank, the Parent Company's financial condition would be adversely impacted and equity and debt holders of the Parent Company may, as a consequence, be in a worse position than if the recapitalization did not occur.
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

TABLE 29: CLIENT DEPOSITS
			Average Balance
	March 31,		Quarters Ended March 31,
(In millions)	2017	2016	2017	2016
Client deposits(1)	$176,702	$170,561	$156,623	$150,088

(1) Balance as of March 31, 2017 and March 31, 2016 excluded term wholesale CDs of $6.76 billion and $14.96 billion, respectively; average balances for the quarters ended March 31, 2017 and 2016 excluded average CDs of $8.54 billion and $14.98 billion, respectively.
Short-Term Funding
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $4.00 billion and $4.40 billion as of March 31, 2017 and December 31, 2016, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.05 billion as of March 31, 2017, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of March 31, 2017, there was no balance outstanding on this line of credit.
Long-Term Funding
As of March 31, 2017, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of March 31, 2017, $4 billion was available for issuance pursuant to this authority. As of March 31, 2017, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
Agency Credit Ratings
Our ability to maintain consistent access to liquidity is fostered by the maintenance of high investment-grade ratings as measured by the major independent credit rating agencies. Factors essential to maintaining high credit ratings include:

•	diverse and stable core earnings;

•	relative market position;

•	strong risk management;

•	strong capital ratios;

•	diverse liquidity sources, including the global capital markets and client deposits;

•	strong liquidity monitoring procedures; and

•	preparedness for current or future regulatory developments.
High ratings limit borrowing costs and enhance our liquidity by:

•	providing assurance for unsecured funding and depositors;

•	increasing the potential market for our debt and improving our ability to offer products;

•	serving markets; and

•	engaging in transactions in which clients value high credit ratings.
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
For additional information about our operational risk framework, refer to pages 95 to 98 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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
For additional information about the market risk associated with our trading activities, refer to pages 98 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of March 31, 2017, the notional amount of these derivative contracts was $1.63 trillion, of which $1.60 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
For additional information about our VaR measurement tools and methodologies, refer to pages 101 to 104 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.

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
Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual profit-and-loss outcomes, or P&L, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and net interest income, as well as estimated revenue from intra-day trading. Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We had no back-testing exceptions in the quarters ended March 31, 2017 and December 31, 2016.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended March 31, 2017 and December 31, 2016, and as of March 31, 2017 and December 31, 2016, as measured by our VaR methodology:

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended March 31, 2017			Quarter Ended December 31, 2016			As of March 31, 2017	As of December 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$6,614	$13,090	$2,566	$8,307	$15,847	$3,048	$8,599	$4,088
Global Treasury	645	832	421	527	756	333	421	756
Total VaR	$6,595	$12,971	$2,544	$8,285	$15,723	$2,970	$8,475	$3,938

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended March 31, 2017			Quarter Ended December 31, 2016			As of March 31, 2017	As of December 31, 2016
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$31,676	$43,001	$13,704	$36,168	$52,057	$18,883	$32,115	$26,811
Global Treasury	10,892	17,019	6,609	10,275	13,868	7,030	7,396	11,342
Total Stressed VaR	$34,846	$46,895	$18,119	$38,645	$55,899	$20,646	$33,745	$28,624

State Street Corporation | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The three month average of our stressed VaR-based measure was approximately $35 million for the quarter ended March 31, 2017, compared to an average of approximately $39 million for the quarter ended December 31, 2016.
The increase in the total VaR and stressed VaR-based measures as of March 31, 2017, compared to December 31, 2016, was driven mainly by lower end of day foreign exchange positions on December 31, 2016, due to the holiday season.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of March 31, 2017 and December 31, 2016. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2017			As of December 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,107	$3,682	$263	$3,279	$3,281	$102
Global Treasury	53	436	—	220	737	—
Total VaR	$6,134	$3,579	$263	$3,269	$3,004	$102

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of March 31, 2017			As of December 31, 2016
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,750	$34,006	$324	$5,026	$36,563	$111
Global Treasury	78	7,489	—	258	11,597	—
Total Stressed VaR	$6,770	$35,574	$324	$5,056	$36,592	$111

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
Asset-and-Liability Management Activities
The primary objective of asset-and-liability management is to provide sustainable NII under varying economic conditions, while protecting the economic value of the assets and liabilities carried in our consolidated statement of condition from the adverse effects of changes in interest rates. While many market factors affect the level of NII and the economic value of our assets and liabilities, one of the most significant factors is our exposure to movements in interest rates. Most of our NII is earned from the investment of client deposits generated by our businesses. We invest these client deposits in assets that conform generally to the characteristics of our balance sheet liabilities, including the currency composition of our significant non-U.S. dollar denominated client liabilities.

We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a twelve-month horizon, based on our internal forecast of interest rates, to a wide range of instantaneous and gradual rate shocks. Economic value of equity sensitivity is a discounted cash flow model designed to estimate the fair value of assets and liabilities under a series of interest rate shocks over a long-term horizon. Each approach is routinely monitored as market conditions change and within internally-approved risk limits and guidelines.
For additional information about our Asset-and-Liability Management Activities, refer to pages 104 to 105 included under Item 7, Management's Discussion

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
In the table below, we report the expected change in NII over the next twelve months from +/-100 basis point instantaneous and gradual parallel rate shocks. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.
We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 basis point instantaneous shock, approximately 80% of the benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 basis point instantaneous shock, approximately 50% of the benefit is driven by U.S. rates.

TABLE 34: NII SENSITIVITY
(In millions)	March 31, 2017	December 31, 2016
Rate change:	Benefit/(Exposure)
+100 bps shock	$514	$585
–100 bps shock	(304)	(265)
+100 bps ramp	228	284
–100 bps ramp	(124)	(161)
As of March 31, 2017, NII sensitivity remains positioned to benefit from rising interest rates. Compared to December 31, 2016, the decreased     benefit to the up 100 basis point instantaneous shock is driven by a mix shift in client deposits and the repricing characteristics of other wholesale liabilities, partially offset by investment portfolio activity. The increased exposure to the down 100 basis point instantaneous shock is driven by higher projected short-term interest rates and investment portfolio activity, partially offset by a mix shift in client deposits.
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

TABLE 35: EVE SENSITIVITY
(In millions)	March 31, 2017	December 31, 2016
Rate change:	Benefit/(Exposure)
+200 bps shock	$(836)	$(1,092)
–200 bps shock	470	877
As of March 31, 2017, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The change in each scenario was primarily driven by investment portfolio repositioning.
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
For additional information about our model risk management, including our governance and model validation, refer to pages 105 to 106 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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
We have a hierarchical structure supporting appropriate committee review of relevant risk and capital information. The ongoing responsibility for capital management rests with our Treasurer. The Capital Management group within Global Treasury is responsible for the Capital Policy and guidelines, capital forecasting, development of the Capital Plan, the management of global capital, capital optimization and net investment hedging. The Capital Management group is also responsible for enterprise stress testing, including stress revenue and expense modeling and information technology related matters associated with stress testing models.
MRAC provides oversight of our capital management, our capital adequacy, our internal targets and the expectations of the major

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

independent credit rating agencies. In addition, MRAC approves our balance sheet strategy and related activities. The Board’s RC assists the Board in fulfilling its oversight responsibilities related to the assessment and management of risk and capital. Our Capital Policy is reviewed and approved at least annually by the Board's RC.
For additional information about our capital, refer to pages 107 to 117 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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
In addition to introducing new capital ratios and buffers, the Basel III final rule revises the eligibility criteria for regulatory capital instruments and provides

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

for the phase-out of existing capital instruments that do not satisfy the new criteria. For example, existing trust preferred capital securities were phased out from tier 1 capital over a two-year period that ended on January 1, 2016, and subsequently, the qualification of these securities as tier 2 capital will be phased out over a multi-year transition period beginning on January 1, 2016 and ending on January 1, 2022. As of March 31, 2017, we retired the trusts related to our trust preferred securities and the underlying indentures do not qualify as tier 2 regulatory capital.
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

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches March 31, 2017(1)	Basel III Standardized Approach March 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches March 31, 2017(1)	Basel III Standardized Approach March 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,300	$10,300	$10,286	$10,286	$11,376	$11,376	$11,376	$11,376
Retained earnings			17,762	17,762	17,459	17,459	12,089	12,089	12,285	12,285
Accumulated other comprehensive income (loss)			(1,782)	(1,782)	(1,936)	(1,936)	(1,530)	(1,530)	(1,648)	(1,648)
Treasury stock, at cost			(8,159)	(8,159)	(7,682)	(7,682)	—	—	—	—
Total			18,121	18,121	18,127	18,127	21,935	21,935	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,641)	(6,641)	(6,348)	(6,348)	(6,349)	(6,349)	(6,060)	(6,060)
Other adjustments			(161)	(161)	(155)	(155)	(94)	(94)	(148)	(148)
Common equity tier 1 capital			11,319	11,319	11,624	11,624	15,492	15,492	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(40)	(40)	(103)	(103)	—	—	—	—
Tier 1 capital			14,475	14,475	14,717	14,717	15,492	15,492	15,805	15,805
Qualifying subordinated long-term debt			1,067	1,067	1,172	1,172	1,072	1,072	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	75	19	77	—	75	15	77
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$15,542	$15,617	$15,909	$15,967	$16,564	$16,639	$16,999	$17,061
Risk-weighted assets:
Credit risk			$52,759	$96,948	$50,900	$98,125	$49,492	$93,501	$47,383	$94,413
Operational risk(4)			44,798	NA	44,579	NA	44,256	NA	44,043	NA
Market risk(5)			3,286	1,546	3,822	1,751	3,286	1,546	3,822	1,751
Total risk-weighted assets			$100,843	$98,494	$99,301	$99,876	$97,034	$95,047	$95,248	$96,164
Adjusted quarterly average assets			$212,361	$212,361	$226,310	$226,310	$209,392	$209,392	$222,584	$222,584

Capital Ratios(1):	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	11.2%	11.5%	11.7%	11.6%	16.0%	16.3%	16.6%	16.4%
Tier 1 capital	8.0	7.0	14.4	14.7	14.8	14.7	16.0	16.3	16.6	16.4
Total capital	10.0	9.0	15.4	15.9	16.0	16.0	17.1	17.5	17.8	17.7
Tier 1 leverage	4.0	4.0	6.8	6.8	6.5	6.5	7.4	7.4	7.1	7.1

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2017. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
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
Our common equity tier 1 capital decreased $305 million as of March 31, 2017 compared to December 31, 2016 due to capital distributions of $722 million from common stock purchases and dividends, and the impact from the 2017 phase-in of the deduction of intangibles (80% in 2017 compared to 60% in 2016). The decreases in common equity tier 1 capital were partially offset by net income and an increase in accumulated other comprehensive income for AFS securities. In the same comparative period, our tier 1 capital decreased $242 million, due to the decrease in common equity tier 1 capital. Total capital decreased $367 million under advanced approaches and decreased $350 million under standardized approach due to the changes to tier 1 capital. State Street Bank's tier 1 capital decreased $313 million, and total capital decreased $435 million and $422 million under the advanced and standardized approaches, respectively, as of March 31, 2017, compared to December 31, 2016. The decrease resulted from the phase-in provisions of the Basel III final rule related to other intangible assets and the previously-described impact to accumulated other comprehensive income and dividends paid to State Street.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the quarter ended March 31, 2017 and for the year ended December 31, 2016.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches March 31, 2017	Basel III Standardized Approach March 31, 2017	Basel III Advanced Approaches December 31, 2016	Basel III Standardized Approach December 31, 2016
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,624	$11,624	$12,433	$12,433
Net income	502	502	2,143	2,143
Changes in treasury stock, at cost	(477)	(477)	(1,225)	(1,225)
Dividends declared	(199)	(199)	(732)	(732)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(293)	(293)	(421)	(421)
Effect of certain items in accumulated other comprehensive income (loss)	154	154	(514)	(514)
Other adjustments	8	8	(60)	(60)
Changes in common equity tier 1 capital	(305)	(305)	(809)	(809)
Common equity tier 1 capital balance, end of period	11,319	11,319	11,624	11,624
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,717	14,717	15,264	15,264
Change in common equity tier 1 capital	(305)	(305)	(809)	(809)
Net issuance of preferred stock	—	—	493	493
Trust preferred capital securities phased out of tier 1 capital	—	—	(237)	(237)
Other adjustments	63	63	6	6
Changes in tier 1 capital	(242)	(242)	(547)	(547)
Tier 1 capital balance, end of period	14,475	14,475	14,717	14,717
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,192	1,250	2,085	2,139
Net issuance and changes in long-term debt qualifying as tier 2	(105)	(105)	(186)	(186)
Trust preferred capital securities phased into tier 2 capital	—	—	(713)	(713)
Changes in ALLL and other	(19)	(2)	7	11
Change in other adjustments	(1)	(1)	(1)	(1)
Changes in tier 2 capital	(125)	(108)	(893)	(889)
Tier 2 capital balance, end of period	1,067	1,142	1,192	1,250
Total capital:
Total capital balance, beginning of period	15,909	15,967	17,349	17,403
Changes in tier 1 capital	(242)	(242)	(547)	(547)
Changes in tier 2 capital	(125)	(108)	(893)	(889)
Total capital balance, end of period	$15,542	$15,617	$15,909	$15,967

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the quarter ended March 31, 2017 and for the year ended December 31, 2016.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	March 31, 2017	December 31, 2016
Total risk-weighted assets, beginning of period	$99,301	$99,552
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	398	(1,027)
Net increase (decrease) in loans and leases	2,463	575
Net increase (decrease) in securitization exposures	(31)	(3,246)
Net increase (decrease) in repo-style transaction exposures	46	606
Net increase (decrease) in OTC derivatives exposures	(715)	1,812
Net increase (decrease) in all other(1)	(302)	447
Net increase (decrease) in credit risk-weighted assets	1,859	(833)
Net increase (decrease) in credit valuation adjustment	(331)	512
Net increase (decrease) in market risk-weighted assets	(205)	(627)
Net increase (decrease) in operational risk-weighted assets	219	697
Total risk-weighted assets, end of period	$100,843	$99,301

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of March 31, 2017, total advanced approaches risk-weighted assets increased $1.54 billion compared to December 31, 2016, mainly due to an increase in credit risk and operational risk, partially offset by a decrease in market risk and credit valuation adjustment. The increase in credit risk was mainly due to an increase in leveraged loans stemming from a new LGD model being introduced, cash and overdrafts. Operational risk increased approximately $219 million due to an increase in loss event frequency. Market risk reduction is resulting from a lower stressed VaR. The decrease in credit valuation adjustment was driven by lower volatility in our FX derivative portfolios, leading to a lower positive marked-to-market.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the quarter ended March 31, 2017 and year ended December 31, 2016.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	March 31, 2017	December 31, 2016
Total estimated risk-weighted assets, beginning of period(1)	$99,876	$95,893
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(112)	(1,471)
Net increase (decrease) in loans and leases	1,670	998
Net increase (decrease) in securitization exposures	(32)	(3,144)
Net increase (decrease) in repo-style transaction exposures	1,599	4,994
Net increase (decrease) in OTC derivatives exposures	(3,791)	3,462
Net increase (decrease) in all other(2)	(511)	(229)
Net increase (decrease) in credit risk-weighted assets	(1,177)	4,610
Net increase (decrease) in market risk-weighted assets	(205)	(627)
Total risk-weighted assets, end of period	$98,494	$99,876

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of March 31, 2017, total standardized approach risk-weighted assets decreased $1.38 billion compared to December 31, 2016, primarily the result of a decrease in FX contracts due to lower volatility in our FX derivative portfolios, leading to a positive marked-to-market and market risk, partially offset by an increase in securities finance agency lending, overdrafts and cash. The increase in overdrafts was due to an increase in U.S short-duration advances to clients. Market risk reduction is resulting from a lower stressed VaR.
As of December 31, 2016, total standardized approach risk-weighted assets increased $3.98 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in market values of FX contracts, partially offset by a decrease in securitization exposures,

State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

wholesale investments and market risk. The decrease in securitization was due to sell-offs and maturities while the decrease in wholesale investments was due to calls of agency debt securities. Market risk reduction is resulting from lower stressed VaR
The regulatory capital ratios as of March 31, 2017, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of March 31, 2017, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of March 31, 2017, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a pro forma basis under the fully phased-in provisions of the Basel III final rule.

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
March 31, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$18,121	$(24)	$18,097	$18,121	$(24)	$18,097
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,641)	(275)	(6,916)	(6,641)	(275)	(6,916)
Other adjustments				(161)	(40)	(201)	(161)	(40)	(201)
Common equity tier 1 capital				11,319	(339)	10,980	11,319	(339)	10,980
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(40)	40	—	(40)	40	—
Additional tier 1 capital				3,156	40	3,196	3,156	40	3,196
Tier 1 capital				14,475	(299)	14,176	14,475	(299)	14,176
Tier 2 capital:
Qualifying subordinated long-term debt				1,067	—	1,067	1,067	—	1,067
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				—	—	—	75	—	75
Tier 2 capital				1,067	—	1,067	1,142	—	1,142
Total capital				$15,542	$(299)	$15,243	$15,617	$(299)	$15,318
Risk weighted assets				$100,843	$134	$100,977	$98,494	$127	$98,621
Adjusted average assets				212,361	(269)	212,092	212,361	(269)	212,092
Total assets for SLR				238,146	(269)	237,877	238,146	(269)	237,877

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	11.2%		10.9%	11.5%		11.1%
Tier 1 capital	6.0	8.0	10.0	14.4		14.0	14.7		14.4
Total capital	8.0	10.0	12.0	15.4		15.1	15.9		15.5
Tier 1 leverage	4.0	NA	NA	6.8		6.7	6.8		6.7
Supplementary leverage	5.0	NA	NA	6.1		6.0	6.1		6.0

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

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
March 31, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$21,935	$(20)	$21,915	$21,935	$(20)	$21,915
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,349)	(265)	(6,614)	(6,349)	(265)	(6,614)
Other adjustments				(94)	(1)	(95)	(94)	(1)	(95)
Common equity tier 1 capital				15,492	(286)	15,206	15,492	(286)	15,206
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				15,492	(286)	15,206	15,492	(286)	15,206
Tier 2 capital:
Qualifying subordinated long-term debt				1,072	—	1,072	1,072	—	1,072
ALLL and other				—	—	—	75	—	75
Tier 2 capital				1,072	—	1,072	1,147	—	1,147
Total capital				$16,564	$(286)	$16,278	$16,639	$(286)	$16,353
Risk weighted assets				$97,034	$(154)	$96,880	$95,047	$(145)	$94,902
Adjusted average assets				209,392	(261)	209,131	209,392	(261)	209,131
Total assets for SLR				235,141	(261)	234,880	235,141	(261)	234,880

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	16.0%		15.7%	16.3%		16.0%
Tier 1 capital	6.0	8.0	10.0	16.0		15.7	16.3		16.0
Total capital	8.0	10.0	12.0	17.1		16.8	17.5		17.2
Tier 1 leverage	4.0	NA	NA	7.4		7.3	7.4		7.3
Supplementary leverage	6.0	NA	NA	6.6		6.5	6.6		6.5

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

The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. The Federal Reserve issued an order extending the Volcker rule's general conformance period until July 21, 2016 for legacy covered funds and announced its intention to grant banking entities an additional one-year extension of the conformance period until July 21, 2017. On July 7, 2016, the Federal Reserve formally announced the extension of the general conformance period. As a result, for legacy covered funds, the Volcker rule capital deduction will not become effective until July 21, 2017. For additional information on the Volcker rule, refer to pages 9 to10 under “Regulatory Capital Adequacy and Liquidity Standards” in "Supervision and Regulation" included under Item 1, Business, in our 2016 Form 10-K.

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

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
March 31, 2017	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$14,475	$(299)	$14,176

On-and off-balance sheet leverage exposure	244,964	—	244,964
Less: regulatory deductions	(6,818)	(269)	(7,087)
Total assets for SLR	$238,146	$(269)	$237,877
Supplementary leverage ratio	6.1%	(0.1)%	6.0%

State Street Bank:
Tier 1 capital	$15,492	$(286)	$15,206

On-and off-balance sheet leverage exposure	241,563	—	241,563
Less: regulatory deductions	(6,422)	(261)	(6,683)
Total assets for SLR	$235,141	$(261)	$234,880
Supplementary leverage ratio	6.6%	(0.1)%	6.5%
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2017:

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

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 45: PREFERRED STOCK DIVIDENDS
	Quarters Ended March 31,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	—	—	—
Total			$55			$49

(1) Dividends were paid in March 2017.
In April 2017, we declared dividends on our Series C, D, E and G preferred stock of approximately $1,313, $1,475, $1,500 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million and $7 million on our Series C, D, E and G preferred stock, respectively, which will be paid in June 2017.
Common Stock
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under the 2016 Program during the period indicated:

TABLE 46: SHARES REPURCHASED
	Quarter Ended March 31, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	6.7	$78.34	$523

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 47: COMMON STOCK DIVIDENDS
	Quarters Ended March 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016
Common Stock	$0.38	$144	$0.34	$135
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 49 to 50 in “Related Stockholder Matters” included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 176 to 178 to the consolidated financial statements included under Item

8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
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

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $373.53 billion as of March 31, 2017, compared to $360.45 billion as of December 31, 2016. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $391.10 billion and $377.92 billion as collateral for indemnified securities on loan as of March 31, 2017 and December 31, 2016, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $391.10 billion and $377.92 billion, referenced above, $63.66 billion and $60.00 billion was invested in indemnified repurchase agreements as of March 31, 2017 and December 31, 2016, respectively. We or our agents held $67.62 billion and $63.96 billion as collateral for indemnified investments in repurchase agreements as of March 31, 2017 and December 31, 2016, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 46

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under “Financial Condition - Market Risk Management” in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk refer to pages 98 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended March 31, 2017, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of March 31, 2017.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended March 31, 2017, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Fee revenue:
Servicing fees	$1,296	$1,242
Management fees	382	270
Trading services	275	272
Securities finance	133	134
Processing fees and other	112	52
Total fee revenue	2,198	1,970
Net interest income:
Interest income	650	629
Interest expense	140	117
Net interest income	510	512
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	(40)	2
Gains (losses) related to investment securities, net	(40)	2
Total revenue	2,668	2,484
Provision for loan losses	(2)	4
Expenses:
Compensation and employee benefits	1,166	1,107
Information systems and communications	287	272
Transaction processing services	197	200
Occupancy	110	113
Acquisition and restructuring costs	29	104
Professional services	94	93
Amortization of other intangible assets	52	49
Other	151	112
Total expenses	2,086	2,050
Income before income tax expense	584	430
Income tax expense (benefit)	82	62
Net income	$502	$368
Net income available to common shareholders	$446	$319
Earnings per common share:
Basic	$1.17	$.80
Diluted	1.15	.79
Average common shares outstanding (in thousands):
Basic	381,224	399,421
Diluted	386,417	403,615
Cash dividends declared per common share	$.38	$.34

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 48

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$502	$368
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $123 and $9, respectively	91	306
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $131 and $171, respectively	201	260
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $5 and ($12), respectively	6	(19)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $1, respectively	1	1
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($51) and ($45), respectively	(70)	(68)
Net unrealized gains (losses) on retirement plans, net of related taxes of $3 and $2, respectively	6	(2)
Other comprehensive income (loss)	235	478
Total comprehensive income	$737	$846

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 49

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	March 31, 2017	December 31, 2016
Assets:	(Unaudited)
Cash and due from banks	$2,909	$1,314
Interest-bearing deposits with banks	66,789	70,935
Securities purchased under resale agreements	2,181	1,956
Trading account assets	945	1,024
Investment securities available-for-sale	58,810	61,998
Investment securities held-to-maturity (fair value of $35,694 and $34,994)	35,829	35,169
Loans and leases (less allowance for losses of $51 and $53)	22,486	19,704
Premises and equipment (net of accumulated depreciation of $3,463 and $3,333)	2,101	2,062
Accrued interest and fees receivable	2,690	2,644
Goodwill	5,855	5,814
Other intangible assets	1,710	1,750
Other assets	34,497	38,328
Total assets	$236,802	$242,698
Liabilities:
Deposits:
Non-interest-bearing	$56,786	$59,397
Interest-bearing—U.S.	26,746	30,911
Interest-bearing—non-U.S.	99,933	96,855
Total deposits	183,465	187,163
Securities sold under repurchase agreements	4,003	4,400
Other short-term borrowings	1,177	1,585
Accrued expenses and other liabilities	15,469	16,901
Long-term debt	11,394	11,430
Total liabilities	215,508	221,479
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,796	9,782
Retained earnings	17,762	17,459
Accumulated other comprehensive income (loss)	(1,805)	(2,040)
Treasury stock, at cost (127,520,264 and 121,940,502 shares)	(8,159)	(7,682)
Total shareholders’ equity	21,294	21,219
Total liabilities and shareholders' equity	$236,802	$242,698

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 50

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					368				368
Other comprehensive income (loss)						478			478
Cash dividends declared:
Common stock - $0.34 per share					(135)				(135)
Preferred stock					(49)				(49)
Common stock acquired							5,615	(325)	(325)
Common stock awards and options exercised, including income tax benefit of $3				(7)			(1,542)	64	57
Other							15	(1)	(1)
Balance as of March 31, 2016	$2,703	503,880	$504	$9,739	$16,233	$(964)	108,316	$(6,719)	$21,496
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					502				502
Other comprehensive income (loss)						235			235
Cash dividends declared:
Common stock - $0.38 per share					(144)				(144)
Preferred stock					(55)				(55)
Common stock acquired							6,671	(523)	(523)
Common stock awards and options exercised				14			(1,091)	46	60
Other							(1)		—
Balance as of March 31, 2017	$3,196	503,880	$504	$9,796	$17,762	$(1,805)	127,520	$(8,159)	$21,294
The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 51

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating Activities:
Net income	$502	$368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(3)	(23)
Amortization of other intangible assets	52	49
Other non-cash adjustments for depreciation, amortization and accretion, net	212	183
Losses (gains) related to investment securities, net	40	(2)
Change in trading account assets, net	79	(24)
Change in accrued interest and fees receivable, net	(46)	(25)
Change in collateral deposits, net	(68)	(776)
Change in unrealized losses on foreign exchange derivatives, net	2,334	2,366
Change in other assets, net	(1,606)	(874)
Change in accrued expenses and other liabilities, net	1,908	1,293
Other, net	105	317
Net cash provided by operating activities	3,509	2,852
Investing Activities:
Net decrease in interest-bearing deposits with banks	4,146	10,306
Net (increase) in securities purchased under resale agreements	(225)	(318)
Proceeds from sales of available-for-sale securities	2,165	226
Proceeds from maturities of available-for-sale securities	6,836	6,544
Purchases of available-for-sale securities	(6,287)	(6,947)
Proceeds from maturities of held-to-maturity securities	670	618
Purchases of held-to-maturity securities	(1,311)	(1,782)
Net (increase) in loans and leases	(2,769)	(378)
Purchases of equity investments and other long-term assets	(18)	(80)
Purchases of premises and equipment, net	(164)	(168)
Proceeds from sale of joint venture investment	172	—
Other, net	(5)	6
Net cash provided by investing activities	3,210	8,027
Financing Activities:
Net (decrease) increase in time deposits	(5,793)	3,087
Net increase (decrease) in all other deposits	2,095	(9,202)
Net (decrease) in other short-term borrowings	(805)	(323)
Payments for long-term debt and obligations under capital leases	(11)	(1,410)
Purchases of common stock	(354)	(268)
Excess tax benefit related to stock-based compensation	—	3
Repurchases of common stock for employee tax withholding	(55)	(54)
Payments for cash dividends	(201)	(184)
Net cash used in financing activities	(5,124)	(8,351)
Net increase	1,595	2,528
Cash and due from banks at beginning of period	1,314	1,207
Cash and due from banks at end of period	$2,909	$3,735

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 52

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We use acronyms and other defined terms for certain business terms and abbreviations, as defined in the acronyms list and glossary accompanying these consolidated financial statements.

State Street Corporation | 53

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
The accompanying Consolidated Financial Statements should be read in conjunction with the financial and risk factor information included in our 2016 Form 10-K, which we previously filed with the SEC.
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
Our consolidated statement of condition as of December 31, 2016 included in the accompanying consolidated financial statements was derived from the audited financial statements as of that date, but does not include all notes required by U.S. GAAP for a complete set of consolidated financial statements.
Dispositions
In the first quarter of 2017, we completed the sale of our joint venture interest in IFDS for approximately $175 million in cash and the exchange of our joint venture interest in BFDS stock for $158 million in State Street's common stock. We recognized a pre-tax gain of $30 million, in the aggregate, in the quarter ended March 31, 2017.

State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Developments:

Relevant standards that were issued but not yet adopted
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

The standard does not apply to revenue associated with financial instruments, including loans and securities, or revenue recognized under other U.S. GAAP standards. Therefore net interest income, securities gains/ losses and revenue related to derivative instruments are not impacted by the standard. Our implementation efforts include the scoping of material revenue streams into cohorts, analysis of underlying contracts for each cohort, business unit workshops to further assess specific contracts and products, and the development of updated disclosures. Based on our efforts to date, we expect both the timing and amount of our material revenue streams, including servicing fees, management fees, trading services, and securities finance to remain substantially unchanged as these revenues likely will continue to be recognized over time. Specifically, under the new standard we expect to recognize revenue related to these activities ratably over the term of the related agreements with customers as the customer simultaneously benefits from the services as they are performed. Due to the complexity of certain of our agreements, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and certain aspects may vary in some instances from recognition ratably over the contract term. While we have not yet identified any material changes, we continue to monitor industry progress and focus our assessment on areas such as any additional costs that may require capitalization under the new standard as well as assessing the impact of changes to principal and agent guidance. The new standard modified some of the principal and agent considerations which may result in changes to gross or net treatment of revenue and expenses but would not affect net income.

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

Relevant standards that were issued but not yet adopted
Standard	Description	Date of Adoption	Effects on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. Credit losses on available-for-sale securities will be recorded as an allowance versus a write-down of the amortized cost basis of the security and will allow for a reversal of impairment loss when the credit of the issuer improves.
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
We are currently assessing the impact of the standard on our consolidated financial statements; however based on our current presentation we do not anticipate a significant change to our financial statement presentation of the statement of cash flows.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The standard incorporates gating criteria to determine when an integrated set of assets and activities is not a business. When substantially all the fair value of gross assets acquired (or group of similar identifiable assets) is concentrated in a single identifiable asset, it would not represent a business.
		January 1, 2018, early adoption permitted	We will apply this standard prospectively upon adoption.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.
		January 1, 2020, early adoption permitted	We are evaluating the impacts of early adoption, and will apply this standard prospectively upon adoption.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium amortization on Purchased Callable Debt Securities	This standard shortens the amortization period for certain purchased callable debt securities to the earliest call date.	January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.
We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. For the quarter ended March 31, 2017, we reclassified excess tax benefits related to stock-based compensation from financing activities to other operating activities. We continued to present repurchases of common stock for employee tax withholding in financing activities in the consolidated statements of cash flows for all periods presented.

As required by the transition provisions of the standard, excess tax benefits previously recognized in surplus prior to January 1, 2017 remain in surplus, and excess tax benefits recognized after January 1, 2017 are included in income tax expense. In connection with this change, we recognized a tax benefit of $10 million in the first quarter of 2017. We elected to make no changes to our current policy of estimating forfeitures. Lastly, we did not make any changes to tax withholding rates at this time and rates currently used are still in line with standard requirements.

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
We measure fair value for the above-described financial assets and liabilities in conformity with U.S. GAAP that governs the measurement of the fair value of financial instruments. Management believes that its valuation techniques and underlying assumptions used to measure fair value conform to the provisions of U.S. GAAP. We categorize the financial assets and liabilities that we carry at fair value based on a prescribed three-level valuation hierarchy. For information about our valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to pages 135 to 142 in Note 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the three months ended March 31, 2017, approximately $9 million of assets were transferred between levels 1 and 2. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the year ended December 31, 2016.

State Street Corporation | 57

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of March 31, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	366	187	—		553
Other	—	353	—		353
Total trading account assets	405	540	—		945
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	2,731	420	—		3,151
Mortgage-backed securities	—	11,348	—		11,348
Asset-backed securities:
Student loans	—	5,592	99		5,691
Credit cards	—	1,302	—		1,302
Sub-prime	—	252	—		252
Other(2)	—	100	771		871
Total asset-backed securities	—	7,246	870		8,116
Non-U.S. debt securities:
Mortgage-backed securities	—	6,583	—		6,583
Asset-backed securities	—	2,752	59		2,811
Government securities	—	5,804	—		5,804
Other(3)	—	5,546	256		5,802
Total non-U.S. debt securities	—	20,685	315		21,000
State and political subdivisions	—	9,783	39		9,822
Collateralized mortgage obligations	—	2,422	39		2,461
Other U.S. debt securities	—	2,426	—		2,426
U.S. equity securities	—	44	—		44
Non-U.S. equity securities	—	2	—		2
U.S. money-market mutual funds	—	424	—		424
Non-U.S. money-market mutual funds	—	16	—		16
Total investment securities available-for-sale	2,731	54,816	1,263		58,810
Other assets:
Derivative instruments:
Foreign exchange contracts	—	9,159	2	$(6,151)	3,010
Interest-rate contracts	9	—	—	(3)	6
Total derivative instruments	9	9,159	2	(6,154)	3,016
Total assets carried at fair value	$3,145	$64,515	$1,265	$(6,154)	$62,771
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$8,891	$1	$(5,334)	$3,558
Interest-rate contracts	—	113	—	(4)	109
Other derivative contracts	—	389	—	—	389
Total derivative instruments	—	9,393	1	(5,338)	4,056
Total liabilities carried at fair value	$—	$9,393	$1	$(5,338)	$4,056

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $1,211 million and $393 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of March 31, 2017, the fair value of other asset-backed securities was primarily composed of $871 million of collateralized loan obligations.
(3) As of March 31, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,742 million of covered bonds and $1,054 million of corporate bonds.

State Street Corporation | 58

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Derivatives instruments:
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

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three months ended March 31, 2017 and 2016, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three months ended March 31, 2017 there were no transfers out of level 3. During the three months ended March 31, 2016, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Fair Value as of March 31, 2017(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$97	$—	$2	$—	$—	$99
Other	905	1	—	155	(290)	771
Total asset-backed securities	1,002	1	2	155	(290)	870
Non-U.S. debt securities:
Asset-backed securities	32	—	—	31	(4)	59
Other	248	—	—	5	3	256
Total Non-U.S. debt securities	280	—	—	36	(1)	315
State and political subdivisions	39	—	—	—	—	39
Collateralized mortgage obligations	16	—	—	23	—	39
Total AFS investment securities	1,337	1	2	214	(291)	1,263
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(7)	—	5	(4)	2	$(3)
Total derivative instruments	8	(7)	—	5	(4)	2	(3)
Total assets carried at fair value	$1,345	$(6)	$2	$219	$(295)	$1,265	$(3)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets into level 3 during the three months ended March 31, 2017.

State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of March 31, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of March 31, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$300	$—	$—	$300
Asset-backed securities:
Student loans	189	—	(3)	—	—	—	186
Other	1,764	7	(11)	113	(60)	—	1,813
Total asset-backed securities	1,953	7	(14)	113	(60)	—	1,999
Non-U.S. debt securities:
Asset-backed securities	174	—	—	53	(18)	(82)	127
Other	255	—	(2)	29	13	—	295
Total non-U.S. debt securities	429	—	(2)	82	(5)	(82)	422
State and political subdivisions	33	—	—	—	(1)	—	32
Collateralized mortgage obligations	39	—	—	50	(7)	—	82
Other U.S. debt securities	10	—	—	—	(10)	—	—
Total AFS investment securities	2,464	7	(16)	545	(83)	(82)	2,835
Other assets:
Derivative instruments:
Foreign exchange contracts	5	3	—	—	(8)	—	—	$—
Total derivative instruments	5	3	—	—	(8)	—	—	—
Total assets carried at fair value	$2,469	$10	$(16)	$545	$(91)	$(82)	$2,835	$—

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets into level 3 during the three months ended March 31, 2016.
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

	Quantitative Information about Level 3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of March 31, 2017	As of December 31, 2016	Valuation Technique	Significant Unobservable Input(1)	As of March 31, 2017	As of December 31, 2016
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$—	$1	Discounted cash flows	Credit spread	—%	0.3%
State and political subdivisions	39	39	Discounted cash flows	Credit spread	1.8	1.8
Derivative instruments, foreign exchange contracts	2	8	Option model	Volatility	9.2	14.4
Total	$41	$48
Liabilities:
Derivative instruments, foreign exchange contracts	$1	$8	Option model	Volatility	9.4	14.4
Total	$1	$8

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measurement.

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

			Fair-Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
March 31, 2017
Financial Assets:
Cash and due from banks	$2,909	$2,909	$2,909	$—	$—
Interest-bearing deposits with banks	66,789	66,789	—	66,789	—
Securities purchased under resale agreements	2,181	2,181	—	2,181	—
Investment securities held-to-maturity	35,829	35,694	17,395	18,164	135
Net loans (excluding leases)(1)	21,653	21,657	—	21,567	90
Financial Liabilities:
Deposits:
Non-interest-bearing	$56,786	$56,786	$—	$56,786	$—
Interest-bearing - U.S.	26,746	26,746	—	26,746	—
Interest-bearing - non-U.S.	99,933	99,933	—	99,933	—
Securities sold under repurchase agreements	4,003	4,003	—	4,003	—
Other short-term borrowings	1,177	1,177	—	1,177	—
Long-term debt	11,394	11,624	—	11,301	323

(1) Includes $28 million of loans classified as held-for-sale that were measured at fair value on a non-recurring basis as of March 31, 2017.

			Fair-Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2016
Financial Assets:
Cash and due from banks	$1,314	$1,314	$1,314	$—	$—
Interest-bearing deposits with banks	70,935	70,935	—	70,935	—
Securities purchased under resale agreements	1,956	1,956	—	1,956	—
Investment securities held-to-maturity	35,169	34,994	17,400	17,439	155
Net loans (excluding leases)	18,862	18,877	—	18,781	96
Financial Liabilities:
Deposits:
Non-interest-bearing	$59,397	$59,397	$—	$59,397	$—
Interest-bearing - U.S.	30,911	30,911	—	30,911	—
Interest-bearing - non-U.S.	96,855	96,855	—	96,855	—
Securities sold under repurchase agreements	4,400	4,400	—	4,400	—
Other short-term borrowings	1,585	1,585	—	1,585	—
Long-term debt	11,430	11,618	—	11,282	336

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,149	$3	$1	$3,151	$4,265	$7	$9	$4,263
Mortgage-backed securities	11,379	71	102	11,348	13,340	76	159	13,257
Asset-backed securities:
Student loans(1)	5,702	26	37	5,691	5,659	12	75	5,596
Credit cards	1,323	1	22	1,302	1,377	—	26	1,351
Sub-prime	264	2	14	252	289	1	18	272
Other(2)	863	8	—	871	895	10	—	905
Total asset-backed securities	8,152	37	73	8,116	8,220	23	119	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,550	38	5	6,583	6,506	35	6	6,535
Asset-backed securities	2,806	6	1	2,811	2,513	4	1	2,516
Government securities	5,810	7	13	5,804	5,834	8	6	5,836
Other(3)	5,776	31	5	5,802	5,587	31	5	5,613
Total non-U.S. debt securities	20,942	82	24	21,000	20,440	78	18	20,500
State and political subdivisions	9,640	252	70	9,822	10,233	201	112	10,322
Collateralized mortgage obligations	2,480	15	34	2,461	2,610	18	35	2,593
Other U.S. debt securities	2,435	16	25	2,426	2,481	18	30	2,469
U.S. equity securities	39	7	2	44	39	6	3	42
Non-U.S. equity securities	2	—	—	2	3	—	—	3
U.S. money-market mutual funds	424	—	—	424	409	—	—	409
Non-U.S. money-market mutual funds	16	—	—	16	16	—	—	16
Total	$58,658	$483	$331	$58,810	$62,056	$427	$485	$61,998
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,504	$18	$44	$17,478	$17,527	$17	$58	$17,486
Mortgage-backed securities	11,254	26	229	11,051	10,334	20	221	10,133
Asset-backed securities:
Student loans(1)	2,812	13	20	2,805	2,883	5	30	2,858
Credit cards	858	3	—	861	897	2	—	899
Other	15	—	—	15	35	—	—	35
Total asset-backed securities	3,685	16	20	3,681	3,815	7	30	3,792
Non-U.S. debt securities:
Mortgage-backed securities	1,131	76	12	1,195	1,150	70	15	1,205
Asset-backed securities	437	1	—	438	531	—	—	531
Government securities	340	2	—	342	286	3	—	289
Other	117	2	—	119	113	1	—	114
Total non-U.S. debt securities	2,025	81	12	2,094	2,080	74	15	2,139
Collateralized mortgage obligations	1,361	39	10	1,390	1,413	42	11	1,444
Total	$35,829	$180	$315	$35,694	$35,169	$160	$335	$34,994

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of March 31, 2017 and December 31, 2016, the fair value of other ABS was primarily composed of $871 million and $905 million, respectively, of collateralized loan obligations.
(3) As of March 31, 2017 and December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,742 million and $3,769 million, respectively, of covered bonds and $1,054 million and $988 million, as of March 31, 2017 and December 31, 2016, respectively, of corporate bonds.

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $48 billion and $46 billion as of March 31, 2017 and December 31, 2016, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

In the first quarter of 2017, we sold $2.7 billion of AFS, primarily Agency MBS and U.S. Treasury securities in our investment portfolio, in response to the current interest rate environment resulting in a pre-tax loss of $40 million.
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$663	$—	$178	$1	$841	$1
Mortgage-backed securities	5,653	93	525	9	6,178	102
Asset-backed securities:
Student loans	136	—	3,107	37	3,243	37
Credit cards	—	—	497	22	497	22
Sub-prime	—	—	233	14	233	14
Total asset-backed securities	136	—	3,837	73	3,973	73
Non-U.S. debt securities:
Mortgage-backed securities	542	1	780	4	1,322	5
Asset-backed securities	75	—	135	1	210	1
Government securities	2,695	13	—	—	2,695	13
Other	633	5	111	—	744	5
Total non-U.S. debt securities	3,945	19	1,026	5	4,971	24
State and political subdivisions	2,294	69	52	1	2,346	70
Collateralized mortgage obligations	1,100	30	177	4	1,277	34
Other U.S. debt securities	888	19	158	6	1,046	25
U.S. equity securities	—	—	6	2	6	2
Total	$14,679	$230	$5,959	$101	$20,638	$331
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$7,977	$43	$83	$1	$8,060	$44
Mortgage-backed securities	7,240	229	—	—	7,240	229
Asset-backed securities:
Student loans	557	6	1,016	14	1,573	20
Total asset-backed securities	557	6	1,016	14	1,573	20
Non-U.S. debt securities:
Mortgage-backed securities	13	—	323	12	336	12
Total non-U.S. debt securities	13	—	323	12	336	12
Collateralized mortgage obligations	452	3	190	7	642	10
Total	$16,239	$281	$1,612	$34	$17,851	$315

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Non-U.S. debt securities:
Mortgage-backed securities	54	2	330	13	384	15
Asset-backed securities	28	—	35	—	63	—
Government securities	180	—	—	—	180	—
Total non-U.S. debt securities	262	2	365	13	627	15
Collateralized mortgage obligations	537	4	204	7	741	11
Total	$17,284	$293	$1,899	$42	$19,183	$335
State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of March 31, 2017. The maturities of certain asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$2,731	$11	$44	$365	$3,151
Mortgage-backed securities	224	1,433	3,235	6,456	11,348
Asset-backed securities:
Student loans	580	3,038	807	1,266	5,691
Credit cards	—	1,005	297	—	1,302
Sub-prime	1	2	2	247	252
Other	—	62	809	—	871
Total asset-backed securities	581	4,107	1,915	1,513	8,116
Non-U.S. debt securities:
Mortgage-backed securities	1,213	3,643	831	896	6,583
Asset-backed securities	260	2,281	268	2	2,811
Government securities	4,079	999	726	—	5,804
Other	1,837	3,465	500	—	5,802
Total non-U.S. debt securities	7,389	10,388	2,325	898	21,000
State and political subdivisions	492	2,379	5,161	1,790	9,822
Collateralized mortgage obligations	—	64	828	1,569	2,461
Other U.S. debt securities	406	1,033	978	9	2,426
Total	$11,823	$19,415	$14,486	$12,600	$58,324
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$400	$16,319	$716	$69	$17,504
Mortgage-backed securities	—	180	1,724	9,350	11,254
Asset-backed securities:
Student loans	348	231	293	1,940	2,812
Credit cards	124	734	—	—	858
Other	1	12	—	2	15
Total asset-backed securities	473	977	293	1,942	3,685
Non-U.S. debt securities:
Mortgage-backed securities	249	232	55	595	1,131
Asset-backed securities	168	269	—	—	437
Government securities	232	108	—	—	340
Other	74	43	—	—	117
Total non-U.S. debt securities	723	652	55	595	2,025
Collateralized mortgage obligations	45	18	482	816	1,361
Total	$1,641	$18,146	$3,270	$12,772	$35,829

State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Three Months Ended March 31,
(In millions)	2017	2016
Balance, beginning of period	$66	$92
Deductions:
Previously recognized losses related to securities sold or matured	—	(1)
Balance, end of period	$66	$91
Interest income related to debt securities is recognized in our consolidated statement of income using the effective interest method, or on a basis approximating a level rate of return over the contractual or estimated life of the security. The level rate of return considers any non-refundable fees or costs, as well as purchase premiums or discounts, resulting in amortization or accretion, accordingly.
For debt securities acquired for which we consider it probable as of the date of acquisition that we will be unable to collect all contractually required principal, interest and other payments, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest income on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.
For certain debt securities acquired which are considered to be beneficial interests in securitized financial assets, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest income on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for other-than-temporary impairment. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

Impairment:
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 149 to 152 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
We recorded less than $1 million of OTTI in the three months ended March 31, 2017 and 2016, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $646 million related to 1,389 securities as of March 31, 2017 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
Note 4.    Loans and Leases
We segregate our loans and leases into three segments: commercial and financial loans, commercial real estate loans, and lease financing. We further classify commercial and financial loans as loans to investment funds, senior secured bank loans, loans to municipalities, and other. These classifications reflect their risk characteristics, their initial measurement attributes and the methods we use to monitor and assess credit risk. For additional information on our loans and leases, including our internal risk-rating system used to assess our risk of credit loss for each loan or lease, refer to pages 152 to 155 in Note 4 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	March 31, 2017	December 31, 2016
Domestic:
Commercial and financial:
Loans to investment funds	$12,362	$11,734
Senior secured bank loans	3,202	3,256
Loans to municipalities	1,660	1,352
Other	65	70
Commercial real estate	27	27
Lease financing	329	338
Total domestic	17,645	16,777
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,158	2,224
Senior secured bank loans	230	252
Lease financing	504	504
Total non-U.S.	4,892	2,980
Total loans and leases	22,537	19,757
Allowance for loan and lease losses	(51)	(53)
Loans and leases, net of allowance	$22,486	$19,704
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans, and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of March 31, 2017 and December 31, 2016, the loans pledged as collateral totaled $2.1 billion and $1.5 billion, respectively.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

March 31, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$17,502	$27	$833	$18,362
Speculative(2)	4,160	—	—	4,160
Substandard(3)	15	—	—	15
Total	$21,677	$27	$833	$22,537

December 31, 2016	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,889	$27	$842	$15,758
Speculative(2)	3,984	—	—	3,984
Substandard(3)	15	—	—	15
Total	$18,888	$27	$842	$19,757

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
(3) Substandard loans and leases consist of counterparties with well-defined weakness that jeopardizes repayment with the possibility we will sustain some loss.

State Street Corporation | 69

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	March 31, 2017				December 31, 2016
(In millions)	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$15	$—	$—	$15	$15	$—	$—	$15
Collectively evaluated for impairment	21,662	27	833	22,522	18,873	27	842	19,742
Total	$21,677	$27	$833	$22,537	$18,888	$27	$842	$19,757

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of March 31, 2017 and December 31, 2016 $195 thousand of the allowance for loan and lease loss related to commercial and financial loans individually evaluated for impairment, and the remainder of the allowance related to commercial and financial loans collectively evaluated for impairment.
The following table presents information related to our recorded investment in impaired loans and leases as of the dates indicated:

	As of March 31, 2017			As of December 31, 2016
(In millions)	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance(2)	Recorded Investment	Unpaid Principal Balance	Related Allowance(2)
With an allowance recorded:
Commercial and financial(1)(3)	$15	$15	$—	$15	$15	$—
Total	$15	$15	$—	$15	$15	$—

(1) As of March 31, 2017 and December 31, 2016, the related allowance for loan loss was approximately $195 thousand. This relates to one loan, which was on non-accrual status.
(2) As of March 31, 2017 and December 31, 2016, with exception of the aforementioned specific allowance, all of the allowance for loan and lease losses of $51 million and $53 million, respectively, related to loans that were not impaired.
(3) We identified $15 million of commercial and financial loans as impaired. The average recorded investment and related interest income recognized is $15 million and zero, respectively, for the three months ended March 31, 2017.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. No loans were modified in troubled debt restructurings during the three months ended March 31, 2017 and the year ended December 31, 2016.
As of March 31, 2017 and December 31, 2016, there was one commercial and financial loan on non-accrual status, no CRE loans or leases were on non-accrual status, and no loans and leases were 90 days or more contractually past due.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$53	$46
Provision for loan and lease losses	(2)	4
Charge-offs	—	(3)
Ending balance	$51	$47

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

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	March 31, 2017			December 31, 2016
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,550	$264	$5,814	$5,641	$30	$5,671
Acquisitions(1)	20	—	20	—	236	236
Divestitures and other reductions	(1)	—	(1)	(11)	—	(11)
Foreign currency translation	22	—	22	(80)	(2)	(82)
Ending balance	$5,591	$264	$5,855	$5,550	$264	$5,814

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	March 31, 2017			December 31, 2016
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,539	$211	$1,750	$1,753	$15	$1,768
Acquisitions(1)	11	—	11	—	217	217
Divestitures	(6)	—	(6)	(8)	—	(8)
Amortization	(45)	(7)	(52)	(186)	(21)	(207)
Foreign currency translation and other, net	8	(1)	7	(20)	—	(20)
Ending balance	$1,507	$203	$1,710	$1,539	$211	$1,750

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	March 31, 2017			December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,566	$(1,282)	$1,284	$2,620	$(1,306)	$1,314
Core deposits	664	(286)	378	661	(277)	384
Other	126	(78)	48	132	(80)	52
Total	$3,356	$(1,646)	$1,710	$3,413	$(1,663)	$1,750

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	March 31, 2017	December 31, 2016
Receivable - securities lending(1)	$22,553	$21,204
Bank-owned life insurance	3,176	3,158
Derivative instruments, net	3,016	7,321
Investments in joint ventures and other unconsolidated entities	2,088	2,363
Receivable for securities settlement	1,510	40
Collateral, net	586	2,236
Prepaid expenses	457	333
Accounts receivable	317	886
Deferred tax assets, net of valuation allowance(2)	214	210
Income taxes receivable	155	106
Deposits with clearing organizations	108	132
Other(3)	317	339
Total	$34,497	$38,328

(1) Refer to Note 8 for further information on the impact of collateral on our financial statement presentation of securities borrowing transactions.
(2) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(3) Includes amounts held in escrow accounts at third parties related to the negotiated settlements in the transition management legal matter presented in Note 10.
Note 7.    Derivative Financial Instruments
We use derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk. In undertaking these activities, we assume positions in both the foreign exchange and interest-rate markets by buying and selling cash instruments and using derivative financial instruments, including foreign exchange forward contracts, foreign exchange options and interest-rate contracts. For information on our derivative instruments, including the related accounting policies, refer to pages 160 to 166 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of March 31, 2017 and December 31, 2016, we had recorded approximately $1.70 billion and $1.99 billion, respectively, of cash collateral received from counterparties and approximately $742 million and

$4.39 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of March 31, 2017 and December 31, 2016 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of March 31, 2017 totaled approximately $1.14 billion, against which we provided $25 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of March 31, 2017 was approximately $1.11 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments:
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our net interest income. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. For additional information on derivative not designated as hedging instruments, refer to pages 161 to 162 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest rate risk and foreign currency risk. Interest rate risk, defined as the sensitivity of income or financial condition to

State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps. Interest rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges. For additional information on derivative designated as hedging instruments, refer to pages 162 to 166 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 4.4 years as of March 31, 2017, compared to 4.5 years as of December 31, 2016.
We have entered into interest rate swap agreements to modify our interest expense on eight senior notes and one subordinated note from fixed rates to floating rates. The senior and subordinated notes are hedged with interest rate swap contracts with notional amounts, maturities and fixed-rate coupon terms that effectively hedge the fixed-rate notes. The table below summarizes the maturities and the paid fixed interest rates for the hedged senior and subordinated notes:

March 31, 2017	Maturity	Paid Fixed Interest Rate
Senior Notes
	2018	1.35%
	2020	2.55
	2021	1.95
	2021	4.38
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2023	3.10

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$16,893	$13,455
Foreign exchange contracts:
Forward, swap and spot	1,588,100	1,414,765
Options purchased	666	337
Options written	353	202
Futures	3	—
Other:
Stable value contracts	26,020	27,182
Deferred value awards(1)(2)	652	409
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,131	10,169
Foreign exchange contracts:
Forward and swap	12,735	8,564

(1) Represents grants of deferred value awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."
(2) Amount as of December 31, 2016 reflects $249 million related to the acceleration of expense associated with certain cash settled deferred incentive compensation awards.
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

March 31, 2017(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,406
Long-term debt(2)	8,725
Total	$10,131

December 31, 2016(1)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,444
Long-term debt(2)	8,725
Total	$10,169

(1) As of March 31, 2017 and December 31, 2016 , there were no interest-rate contracts designated as cash flow hedges.
(2) As of March 31, 2017, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $43 million. As of December 31, 2016, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $15 million.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.40%	2.56%	3.44%	2.20%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8 to the consolidated financial statements in this Form 10-Q.

	Derivative Assets(1)
	Fair Value
(In millions)	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$8,783	$15,982
Total	$8,783	$15,982

Derivatives designated as hedging instruments:
Foreign exchange contracts	$378	$502
Interest-rate contracts	9	68
Total	$387	$570

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$8,780	$15,881
Other derivative contracts	389	380
Total	$9,169	$16,261

Derivatives designated as hedging instruments:
Foreign exchange contracts	$112	$75
Interest-rate contracts	113	348
Total	$225	$423

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended March 31,
(In millions)		2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$163	$154
Interest-rate contracts	Processing fees and other revenue	—	2
Interest-rate contracts	Trading services revenue	1	(2)
Credit derivative contracts	Trading services revenue	—	(1)
Other derivative contracts	Trading services revenue	—	1
Other derivative contracts	Compensation and employee benefits	(66)	71
Total		$98	$225

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended March 31,				Three Months Ended March 31,
(In millions)		2017	2016			2017	2016
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$(2)	$44	Investment securities	Processing fees and other revenue	$2	$(44)
Foreign exchange contracts	Processing fees and other revenue	979	248	FX deposit	Processing fees and other revenue	(980)	(248)
Interest-rate contracts	Processing fees and other revenue	12	(30)	Available-for-sale securities	Processing fees and other revenue(1)	(11)	31
Interest-rate contracts	Processing fees and other revenue	(20)	248	Long-term debt	Processing fees and other revenue	19	(240)
Total		$969	$510			$(970)	$(501)

(1) In the three months ended March 31, 2017 and 2016, $6 million and $19 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in net interest income, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2017	2016		2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(106)	$(113)	Net interest income	$—	$—	Net interest income	$6	$5
Total	$(106)	$(113)		$—	$—		$6	$5

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(14)	$—	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$(14)	$—		$—	$—		$—	$—

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Offsetting Arrangements
 We manage credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative contracts and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate our counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business. For additional information on offsetting arrangements, refer to pages 166 to 170 in Note 11 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
As of March 31, 2017 and December 31, 2016, the fair value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $1.42 billion and $1.77 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $0.4 million and $166 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	March 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$9,161	$(4,940)	$4,221		$4,221
Interest-rate contracts(7)	9	(3)	6		6
Cash collateral and securities netting	NA	(1,211)	(1,211)	$(28)	(1,239)
Total derivatives	9,170	(6,154)	3,016	(28)	2,988
Other financial instruments:
Resale agreements and securities borrowing(4)	62,135	(37,401)	24,734	(24,734)	—
Total derivatives and other financial instruments	$71,305	$(43,555)	$27,750	$(24,762)	$2,988

Assets:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$16,484	$(8,257)	$8,227		$8,227
Interest-rate contracts	68	(68)	—		—
Cash collateral and securities netting	NA	(906)	(906)	$(247)	(1,153)
Total derivatives	16,552	(9,231)	7,321	(247)	7,074
Other financial instruments:
Resale agreements and securities borrowing(4)	58,677	(35,517)	23,160	(22,939)	221
Total derivatives and other financial instruments	$75,229	$(44,748)	$30,481	$(23,186)	$7,295

NA: Not applicable.
(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 131 to 142 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $24,734 million as of March 31, 2017 were $2,181 million of resale agreements and $22,553 million of collateral provided related to securities borrowing. Included in the $23,160 million as of December 31, 2016 were $1,956 million of resale agreements and $21,204 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
(5) Includes securities in connection with our securities borrowing transactions.
(6) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
(7) Variation margin payments presented as settlements rather than collateral

State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	March 31, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$8,892	$(4,941)	$3,951		$3,951
Interest-rate contracts(7)	113	(4)	109		109
Other derivative contracts	389	—	389		389
Cash collateral and securities netting	NA	(393)	(393)	$(96)	(489)
Total derivatives	9,394	(5,338)	4,056	(96)	3,960
Other financial instruments:
Repurchase agreements and securities lending(4)	46,503	(37,401)	9,102	(6,915)	2,187
Total derivatives and other financial instruments	$55,897	$(42,739)	$13,158	$(7,011)	$6,147

Liabilities:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(5)	Net Amount(6)
Derivatives:
Foreign exchange contracts	$15,956	$(8,253)	$7,703		$7,703
Interest-rate contracts	348	(73)	275		275
Other derivative contracts	380	—	380		380
Cash collateral and securities netting	NA	(2,356)	(2,356)	$(180)	(2,536)
Total derivatives	16,684	(10,682)	6,002	(180)	5,822
Other financial instruments:
Resale agreements and securities lending(4)	44,933	(35,517)	9,416	(7,059)	2,357
Total derivatives and other financial instruments	$61,617	$(46,199)	$15,418	$(7,239)	$8,179

NA: Not applicable.
(1) Amounts include all transactions regardless of whether or not they are subject to an enforceable netting arrangement.
(2) Derivative amounts are carried at fair value and securities financing amounts are carried at amortized cost, except for securities collateral which is also carried at fair value. For additional information about the measurement basis of these instruments, refer to pages 131 to 142 in Notes 1 and 2 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
(3) Amounts subject to netting arrangements which have been determined to be legally enforceable and eligible for netting in the consolidated statement of condition.
(4) Included in the $9,102 million as of March 31, 2017 were $4,003 million of repurchase agreements and $5,099 million of collateral received related to securities lending. Included in the $9,416 million as of December 31, 2016 were $4,400 million of repurchase agreements and $5,016 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
(5) Includes securities provided in connection with our securities lending transactions.
(6) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
(7) Variation margin payments presented as settlements rather than collateral.

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2017
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$36,379	$—	$—	$36,379
Total	36,379	—	—	36,379
Securities lending transactions:
Corporate debt securities	45	—	—	45
Equity securities	9,483	—	596	10,079
Total	9,528	—	596	10,124
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,907	$—	$596	$46,503

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,509	$—	$—	$35,509
Total	35,509	—	—	35,509
Securities lending transactions:
Corporate debt securities	53	—	—	53
Equity securities	8,337	—	1,034	9,371
Total	8,390	—	1,034	9,424
Gross amount of recognized liabilities for repurchase agreements and securities lending	$43,899	$—	$1,034	$44,933

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Commitments and Guarantees
For additional information about our commitments and guarantees, refer to pages 171 to 172 in Note 12 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and off-balance sheet guarantees as of the dates indicated.

(In millions)	March 31, 2017	December 31, 2016
Commitments:
Unfunded credit facilities	$27,165	$26,993

Guarantees(1):
Indemnified securities financing	$373,533	$360,452
Stable value protection	26,020	27,182
Standby letters of credit	3,440	3,459

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of March 31, 2017, approximately 70% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	March 31, 2017	December 31, 2016
Fair value of indemnified securities financing	$373,533	$360,452
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	391,101	377,919
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	63,655	60,003
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	67,619	63,959
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of March 31, 2017 and December 31, 2016, we had approximately $22.55 billion and $21.20 billion, respectively, of collateral provided and approximately $5.10 billion and $5.02 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These contingencies are individually accounted for as derivative financial instruments. The notional amounts of the stable value contracts are presented as “derivatives not designated as hedging instruments” in the table of aggregate notional amounts of derivative financial instruments provided in Note 7 to the consolidated financial statements in this Form 10-Q. We have not made a payment under these contingencies that we consider material to our consolidated financial condition, and management believes that the probability of payment under these contingencies in the future, that we would consider material to our consolidated financial condition, is remote.
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
As of March 31, 2017, our aggregate accruals for legal loss contingencies and regulatory matters totaled approximately $58 million (excluding approximately $47 million relating to client reimbursements in connection with errors in invoicing certain of our Investment Servicing clients, described below). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. We may be subject to proceedings in the future that, if adversely resolved, would have a material adverse effect on our businesses or on our future consolidated financial statements. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
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
On January 18, 2017, we announced that we had entered into a settlement agreement with the DOJ and the United States Attorney for the District of Massachusetts to resolve their investigation. Under the terms of the agreement, we, among other things, paid a fine of $32.3 million and entered into a deferred prosecution agreement. Under the deferred prosecution agreement, we agreed to retain an independent compliance consultant and compliance monitor for a term of three years (subject to extension) which will, among other things, evaluate the effectiveness of our compliance controls and business ethics and make related recommendations.

State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2017, we had an accrual of $32.3 million with respect to the SEC investigation.
GovEx
We are cooperating in an ongoing inquiry by the SEC relating to the GovEx electronic trading platform, which was offered and operated by State Street Global Markets, LLC from September 2009 to July 2015. The subjects of the inquiry are our communications related to volume, pricing and functionalities of the platform. We are currently engaged in discussions with the Staff of the SEC concerning a possible resolution of this matter, and have reached an agreement in principle with the Staff to pay a penalty of $3 million. Resolution of the matter is subject to completion of negotiations with the SEC Staff on other terms of the settlement, followed by review and consideration by the SEC. As of March 31, 2017, we had accrued $3 million for this matter.
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
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We currently expect to pay at least $340 million (including interest), in connection with that review, which is ongoing, of which approximately $47 million has not yet been paid to clients and is accrued in our consolidated statement of condition at March 31, 2017. We are implementing enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other billing practices relating to our Investment Servicing clients, including calculation of asset-based fees.
We have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law. In addition, in March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under the Employee Retirement Income and Security Act.
We are also responding to requests for information from, and are cooperating with investigations by, governmental authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. The severity of such fines or other sanctions could take into account factors such as the amount and duration of our incorrect invoicing, the government’s assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business. Any of the foregoing could have a material adverse effect on our reputation or business, including the imposition of restrictions on the operation of our business or a reduction in client demand. Resolution of these matters could also have a material adverse effect on our consolidated results of operations for the period or periods in which such matters are resolved or an

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accrual is determined to be required. No accrual, other than a reserve for client reimbursement, is reflected on our consolidated statement of condition as of March 31, 2017.
Shareholder Litigation
In January 2017, a State Street shareholder filed a purported class action complaint against the Company alleging that statements made by the Company in its annual reports for the 2011-2015 period regarding its internal controls and procedures were misleading due to the failure of those controls and procedures to detect the practices at issue in the Transition Management and Invoicing Matters discussed above.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $64 million as of March 31, 2017 decreased from $71 million as of December 31, 2016.
We are presently under audit by a number of tax authorities and the Internal Revenue Service is expected to commence a review of our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2010. Management believes that we have sufficiently accrued liabilities as of March 31, 2017 for tax exposures.
Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 174 to 175 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of March 31, 2017 and December 31, 2016, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.36 billion and $1.35 billion, respectively, and other short-term borrowings of $1.16 billion and $1.16 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of net interest income when earned or incurred.
The trusts had a weighted-average life of approximately 4.4 years as of March 31, 2017, compared to approximately 4.5 years as of December 31, 2016.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of March 31, 2017, our commitments to the trusts under these liquidity facilities and letters of credit totaled $1.18 billion and $351 million, respectively, and none of the liquidity facilities were utilized.
Interests in Investment Funds:
As of March 31, 2017 and December 31, 2016, we have no consolidated funds.
As of March 31, 2017 and December 31, 2016, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $120 million and $121 million as of March 31, 2017 and December 31, 2016, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of March 31, 2017:

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
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$7
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	—	—	—
Total			$55			$49

(1) Dividends were paid in March 2017.
In April 2017, we declared dividends on our Series C, D, E and G preferred stock of approximately $1,313, $1,475, $1,500 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million and $7 million on our Series C, D, E and G preferred stock, respectively, which will be paid in June 2017.
Common Stock:
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under the 2016 Program during the period indicated:

	Three Months Ended March 31, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	6.7	$78.34	$523

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 83

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended March 31,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016
Common Stock	$0.38	$144	$0.34	$135
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	March 31, 2017	December 31, 2016
Net unrealized gains on cash flow hedges	$159	$229
Net unrealized gains (losses) on available-for-sale securities portfolio	(21)	(225)
Net unrealized gains (losses) related to reclassified available-for-sale securities	21	25
Net unrealized gains (losses) on available-for-sale securities	—	(200)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(79)	(86)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	81	95
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(8)	(9)
Net unrealized losses on retirement plans	(188)	(194)
Foreign currency translation	(1,770)	(1,875)
Total	$(1,805)	$(2,040)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Three Months Ended March 31, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(70)	231	(14)	1	—	105	253
Amounts reclassified into (out of) earnings	—	(24)	—	—	6	—	(18)
Other comprehensive income (loss)	(70)	207	(14)	1	6	105	235
Balance as of March 31, 2017	$159	$(79)	$81	$(8)	$(188)	$(1,770)	$(1,805)

	Three Months Ended March 31, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(68)	238	—	1	(3)	306	474
Amounts reclassified into (out of) earnings	—	3	—	—	1	—	4
Other comprehensive income (loss)	(68)	241	—	1	(2)	306	478
Balance as of March 31, 2016	$225	$113	$(14)	$(15)	$(185)	$(1,088)	$(964)

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $16 and ($1), respectively	$(24)	$3	Net gains (losses) from sales of available-for-sale securities
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($3) and ($2), respectively	6	1	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$(18)	$4
Note 13.    Regulatory Capital
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial condition. Under current regulatory capital adequacy guidelines, we must meet specified capital requirements that involve quantitative measures of our consolidated assets, liabilities and off-balance sheet exposures calculated in conformity with regulatory accounting practices. Our capital components and their classifications are subject to qualitative judgments by regulators about components, risk weightings and other factors. For additional information on regulatory capital, and the requirements to which we are subject, refer to pages 179 to 180 in Note 16 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
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
As of March 31, 2017, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of March 31, 2017, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since March 31, 2017 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches March 31, 2017(1)	Basel III Standardized Approach March 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches March 31, 2017(1)	Basel III Standardized Approach March 31, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,300	$10,300	$10,286	$10,286	$11,376	$11,376	$11,376	$11,376
Retained earnings			17,762	17,762	17,459	17,459	12,089	12,089	12,285	12,285
Accumulated other comprehensive income (loss)			(1,782)	(1,782)	(1,936)	(1,936)	(1,530)	(1,530)	(1,648)	(1,648)
Treasury stock, at cost			(8,159)	(8,159)	(7,682)	(7,682)	—	—	—	—
Total			18,121	18,121	18,127	18,127	21,935	21,935	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,641)	(6,641)	(6,348)	(6,348)	(6,349)	(6,349)	(6,060)	(6,060)
Other adjustments			(161)	(161)	(155)	(155)	(94)	(94)	(148)	(148)
Common equity tier 1 capital			11,319	11,319	11,624	11,624	15,492	15,492	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(40)	(40)	(103)	(103)	—	—	—	—
Tier 1 capital			14,475	14,475	14,717	14,717	15,492	15,492	15,805	15,805
Qualifying subordinated long-term debt			1,067	1,067	1,172	1,172	1,072	1,072	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			—	75	19	77	—	75	15	77
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$15,542	$15,617	$15,909	$15,967	$16,564	$16,639	$16,999	$17,061
Risk-weighted assets:
Credit risk			$52,759	$96,948	$50,900	$98,125	$49,492	$93,501	$47,383	$94,413
Operational risk(4)			44,798	NA	44,579	NA	44,256	NA	44,043	NA
Market risk(5)			3,286	1,546	3,822	1,751	3,286	1,546	3,822	1,751
Total risk-weighted assets			$100,843	$98,494	$99,301	$99,876	$97,034	$95,047	$95,248	$96,164
Adjusted quarterly average assets			$212,361	$212,361	$226,310	$226,310	$209,392	$209,392	$222,584	$222,584

Capital Ratios:	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	11.2%	11.5%	11.7%	11.6%	16.0%	16.3%	16.6%	16.4%
Tier 1 capital	8.0	7.0	14.4	14.7	14.8	14.7	16.0	16.3	16.6	16.4
Total capital	10.0	9.0	15.4	15.9	16.0	16.0	17.1	17.5	17.8	17.7
Tier 1 leverage	4.0	4.0	6.8	6.8	6.5	6.5	7.4	7.4	7.1	7.1

NA: Not applicable.
(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of March 31, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of March 31, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of March 31, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of March 31, 2017.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016.

State Street Corporation | 86

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related net interest income, for the periods indicated:

	Three Months Ended March 31,
(In millions)	2017	2016
Interest income:
Deposits with banks	$34	$43
Investment securities:
U.S. Treasury and federal agencies	212	211
State and political subdivisions	59	52
Other investments	160	183
Securities purchased under resale agreements	46	36
Loans and leases	105	91
Other interest-earning assets	34	13
Total interest income	650	629
Interest expense:
Deposits	44	38
Short-term borrowings	2	—
Long-term debt	73	61
Other interest-bearing liabilities	21	18
Total interest expense	140	117
Net interest income	$510	$512
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2017	2016
Insurance	$30	$22
Regulatory fees and assessments	27	20
Securities processing	8	4
Other	86	66
Total other expenses	$151	$112
Acquisition Costs
We recorded acquisition costs of $12 million and $7 million in the three months ended March 31, 2017 and 2016, respectively. Costs incurred in the three months ended March 31, 2017 related to our acquisition of GEAM on July 1, 2016.
Restructuring Charges
In the three months ended March 31, 2017 and 2016, we recorded restructuring charges of $16 million and $97 million, respectively, related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Business Operations and IT	(2)	—	—	(2)
Accruals for State Street Beacon	94	18	30	142
Payments and other adjustments	(64)	(12)	(31)	(107)
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for State Street Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
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
The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.

State Street Corporation | 87

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Net income	$502	$368
Less:
Preferred stock dividends	(55)	(49)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	—
Net income available to common shareholders	$446	$319
Average common shares outstanding (In thousands):
Basic average common shares	381,224	399,421
Effect of dilutive securities: common stock options and common stock awards	5,193	4,194
Diluted average common shares	386,417	403,615
Anti-dilutive securities(2)	580	3,920
Earnings per Common Share:
Basic	$1.17	$.80
Diluted(3)	1.15	.79

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents common stock options and other equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.
Note 17.    Line of Business Information
Our operations are organized into two lines of business: Investment Servicing and Investment Management, which are defined based on products and services provided. The results of operations for these lines of business are not necessarily comparable with those of other companies, including companies in the financial services industry. For information about our two lines of business, as well as revenues, expenses and capital allocation methodologies associated with them, refer to pages

188 to 189 in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
The following is a summary of our line-of-business results for the periods indicated. The "Other" column represents costs incurred that are not allocated to a specific line of business, including certain severance and restructuring costs, acquisition costs and certain provisions for legal contingencies.

	Three Months Ended March 31,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Servicing fees	$1,296	$1,242	$—	$—	$—	$—	$1,296	$1,242
Management fees	—	—	382	270	—	—	382	270
Trading services	257	258	18	14	—	—	275	272
Securities finance	133	134	—	—	—	—	133	134
Processing fees and other	106	49	6	3	—	—	112	52
Total fee revenue	1,792	1,683	406	287	—	—	2,198	1,970
Net interest income	509	511	1	1	—	—	510	512
Gains (losses) related to investment securities, net	(40)	2	—	—	—	—	(40)	2
Total revenue	2,261	2,196	407	288	—	—	2,668	2,484
Provision for loan losses	(2)	4	—	—	—	—	(2)	4
Total expenses	1,728	1,687	329	256	29	107	2,086	2,050
Income before income tax expense	$535	$505	$78	$32	$(29)	$(107)	$584	$430
Pre-tax margin	24%	23%	19%	11%			22%	17%

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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,096	$1,572	$2,668	$1,025	$1,459	$2,484
Income before income taxes	262	322	584	176	254	430
Non-U.S. assets were $71.6 billion and $81.6 billion as of March 31, 2017 and 2016, respectively.

State Street Corporation | 89

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Corporation's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of State Street Corporation as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended, not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 16, 2017. In our opinion, the information set forth in the accompanying consolidated statement of condition of State Street Corporation as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

/s/ Ernst & Young LLP
Boston, Massachusetts
May 4, 2017

State Street Corporation | 90

ACRONYMS

2016 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2016, as amended	FSB	Financial Stability Board
ABS	Asset-backed securities	FX	Foreign exchange
AFS	Available-for-sale	GAAP	Generally accepted accounting principles
ALLL	Allowance for loan and lease losses	GEAM	General Electric Asset Management
AML	Anti-money laundering	G-SIB	Global systemically important bank
AOCI	Accumulated other comprehensive income (loss)	HQLA(1)	High-quality liquid assets
ASU	Accounting Standards Update	HTM	Held-to-maturity
AUCA	Assets under custody and administration	IFDS	International Financial Data Services Limited U.K.
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
BCBS	Basel Committee on Banking Supervision	LGD	Loss given default
BFDS	Boston Financial Data Services, Inc.	MBS	Mortgage-backed securities
Board	Board of Directors	MRAC	Management Risk and Capital Committee
bps	basis points	NII	Net interest income
CAP	Capital adequacy process	NSFR(1)	Net stable funding ratio
CCAR	Comprehensive Capital Analysis and Review	OCI	Other comprehensive income (loss)
CD	Certificates of deposit	OCIO	Outsourced Chief Investment Officer
CET1(1)	Common equity tier 1	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligations	OTC	Over-the-counter
CRE	Commercial real estate	OTTI	Other-than-temporary-impairment
CVA	Credit valuation adjustment	Parent Company	State Street Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
DOJ	Department of Justice	P&L	Profit-and-loss
DOL	Department of Labor	RC	Risk Committee
ECB	European Central Bank	ROE	Return on average common equity
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ERISA	Employee Retirement Income Security Act	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SERP	Supplemental executive retirement plans
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SSGA	State Street Global Advisors
FASB	Financial Accounting Standards Board	State Street Bank	State Street Bank and Trust Company
FCA	Financial Conduct Authority	TMRC	Trading and Markets Risk Committee
FDIC	Federal Deposit Insurance Corporation	UOM	Unit of measure
Federal Reserve	Board of Governors of the Federal Reserve System	VaR	Value-at-Risk
FHLB	Federal Home Loan Bank of Boston	VIE	Variable interest entity
FRBB	Federal Reserve Bank of Boston

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 91

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

State Street Corporation | 92

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program).
Stock purchases may be made using various types of mechanisms, including open market purchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. The 2016 Program does not have specific price targets and may be suspended at any time.
The following table presents purchases of our common stock under the 2016 Program and related information for each of the months in the quarter ended March 31, 2017. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
January 1 - January 31, 2017	—	$—	—	$750
February 1 - February 28, 2017	1,236	78.65	1,236	653
March 1 - March 31, 2017(1)	5,435	78.27	5,435	227
Total	6,671	$78.34	6,671	$227

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

State Street Corporation | 93

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	May 4, 2017	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2017	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

State Street Corporation | 94

EXHIBIT INDEX

10.1†
State Street's Executive Supplemental Retirement Plan (formerly "State Street Supplemental Defined Benefit Pension Plan for Executive Officers") Amended and Restated, as amended (filed as Exhibit 10.2 to State Street's Annual Report on Form10-K (File No 001-07511) for the year ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

10.2
Deferred Prosecution Agreement dated January 17, 2017 between State Street Corporation and the U.S. Department of Justice and the United States Attorney for the District of Massachusetts (filed as Exhibit 10.14 to State Street's Annual Report on Form 10-K (File No. 001-07511) for the year-ended December 31, 2016 filed with the SEC on February 17, 2017 and incorporated herein by reference)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three months ended March 31, 2017 and 2016, (ii) consolidated statement of comprehensive income for the three months ended March 31, 2017 and 2016, (iii) consolidated statement of condition as of March 31, 2017 and December 31, 2016, (iv) consolidated statement of changes in shareholders' equity for the three months ended March 31, 2017 and 2016, (v) consolidated statement of cash flows for the three months ended March 31, 2017 and 2016, and (vi) notes to consolidated financial statements.

State Street Corporation | 95