Form 10-Q
period 2017-06-30
STATE STREET CORP
filed 2017-08-04
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2017 was 373,955,415.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2017

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $31.04 trillion of AUCA and $2.61 trillion of AUM as of June 30, 2017.
As of June 30, 2017, we had consolidated total assets of $238.27 billion, consolidated total deposits of $181.42 billion, consolidated total shareholders' equity of $22.07 billion and 35,606 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in “Line of Business Information” in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and updates the Management's Discussion and Analysis in our 2016 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2016 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies, refer to pages 119 - 122, “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K. We did not change these significant accounting policies in the first six months of 2017.
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
We further believe that our presentation of fully taxable-equivalent NII, a non-GAAP measure, which reports non-taxable revenue, such as interest income associated with tax-exempt investment securities, on a fully taxable-equivalent basis, facilitates an investor's understanding and analysis of our underlying financial performance and trends.
We provide additional disclosures required by applicable bank regulatory standards, including supplemental qualitative and quantitative information with respect to regulatory capital (including market

State Street Corporation | 4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

risk associated with our trading activities) and the liquidity coverage ratio, summary results of semi-annual State Street-run stress tests which we conduct under the Dodd-Frank Act, and resolution plan disclosures required under the Dodd-Frank Act. These additional disclosures are accessible on the “Investor Relations” section of our corporate website at www.statestreet.com.
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

•
increases in the volatility of, or declines in the level of, our NII, changes in the composition or valuation of the assets recorded in our consolidated statement of condition (and our ability to measure the fair value of investment securities) and the possibility that we may change the manner in which we fund those assets;

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

•
our resolution plan, submitted to the Federal Reserve and FDIC in June 2017, may not be considered to be sufficient by the Federal Reserve and the FDIC, due to a number of factors, including, but not limited to, challenges we may experience in interpreting and addressing regulatory expectations, failure to implement remediation in a timely manner, the complexities of development of a comprehensive plan to resolve a global custodial bank and related costs and dependencies. If we fail to meet regulatory expectations to the satisfaction of the Federal Reserve and the FDIC in our resolution plan submission filed in June 2017 or any future submission, we could be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations;

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

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total fee revenue	$2,235	$2,053	9%
Net interest income	575	521	10
Gains (losses) related to investment securities, net	—	(1)	nm
Total revenue	2,810	2,573	9
Provision for loan losses	3	4	(25)
Total expenses	2,031	1,860	9
Income before income tax expense	776	709	9
Income tax expense (benefit)	156	92	70
Net Income (loss) from non-controlling interest	—	2	nm
Net income	$620	$619	—
Adjustments to net income:
Dividends on preferred stock(1)	(36)	(33)	9
Earnings allocated to participating securities(2)	—	(1)	nm
Net income available to common shareholders	$584	$585	—
Earnings per common share:
Basic	$1.56	$1.48	5
Diluted	1.53	1.47	4
Average common shares outstanding (in thousands):
Basic	375,395	394,160
Diluted	380,915	398,847
Cash dividends declared per common share	$.38	$.34
Return on average common equity	12.6%	12.4%

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total fee revenue	$4,433	$4,023	10%
Net interest income	1,085	1,033	5
Gains (losses) related to investment securities, net	(40)	1	nm
Total revenue	5,478	5,057	8
Provision for loan losses	1	8	(88)
Total expenses	4,117	3,910	5
Income before income tax expense	1,360	1,139	19
Income tax expense (benefit)	238	154	55
Net income from non-controlling interest	—	2	nm
Net income	$1,122	$987	14
Adjustments to net income:
Dividends on preferred stock(1)	$(91)	$(82)	11
Earnings allocated to participating securities(2)	(1)	(1)	nm
Net income available to common shareholders	$1,030	$904	14
Earnings per common share:
Basic	$2.72	$2.28	19
Diluted	2.69	2.25	20
Average common shares outstanding (in thousands):
Basic	378,293	396,790
Diluted	383,489	401,113
Cash dividends declared per common share	$.76	$.68
Return on average common equity	11.3%	9.6%

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Highlights” and “Financial Results” sections provide information related to significant events, as well as highlights of our consolidated financial results for the quarter ended June 30, 2017 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the quarter ended June 30, 2017 to those for the quarter ended June 30, 2016 and for the six months ended June 30, 2017 to those for the six months ended June 30, 2016, is provided under “Consolidated Results of Operations,” which follows these sections. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2016 period to the relevant 2017 results.
Highlights

•
EPS of $1.53 increased 4% in the second quarter of 2017 compared to $1.47 in the second quarter of 2016, reflecting growth in fee revenue driven by higher global equity markets, new business wins and higher client volumes, the contribution of the acquired GEAM operations and savings associated with State Street Beacon. The growth in EPS also reflected higher NII as a result of the higher market interest rates in the U.S., disciplined liability pricing and improvement of our liability mix. These increases were partially offset by restructuring costs of $62 million in the second quarter of 2017 as compared to $13 million in the second quarter of 2016.

•
Second quarter 2017 ROE of 12.6% increased 20 bps compared to 12.4% in the second quarter of 2016, reflecting strong earnings and capital return via stock purchases and dividend payouts, partially offset by the aforementioned restructuring charges.

•	Strength in equity markets and new business drove increases in both AUCA and AUM.

◦
AUCA increased 12% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher global equity markets, net new business and client flows. The AUCA growth contributed to revenue growth across the geographic regions we serve and across a range of products and client segments. In the second quarter of 2017, we secured new asset servicing mandates of approximately $135 billion. Our AUCA pipeline of asset servicing mandates that have been won but not yet installed as of June 30, 2017 totaled approximately $370 billion.

◦
AUM increased 13% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher global equity markets, the impact of the acquired GEAM operations and positive ETF flows, partially offset by continuing institutional net outflows.

◦
Additional information about AUCA and AUM is provided in "Servicing Fees" and "Management Fees," respectively, in "Line of Business - Investment Servicing" and "Line of Business - Investment Management," respectively, in this Management's Discussion and Analysis in this Form 10-Q.

•
We declared a quarterly common stock dividend of $0.38 per share, totaling approximately $142 million, in the second quarter of 2017, compared to $0.34 per share, totaling $133 million in the second quarter of 2016.

•
In the second quarter of 2017, we acquired approximately 2.7 million shares of common stock at an average per-share cost of $83.84 and an aggregate cost of approximately $227 million under the common stock purchase program approved by our Board in June 2016.

•
Subsequent to the Federal Reserve's June 2017 non-objection to our capital plan under its 2017 CCAR process, our Board approved a new common stock purchase program, authorizing the purchase of up to $1.4 billion of common stock from July 1, 2017 through June 30, 2018 and, in July 2017, approved a third quarter quarterly common stock dividend of $0.42 per share, an increase of approximately 11% over the second quarter of 2017 quarterly common stock dividend.

Additional information with respect to our common stock purchase program and stock dividends are provided under "Capital" in "Financial Condition" in this Management's Discussion and Analysis in this Form 10-Q.

•	In May 2017, we issued $750 million of fixed-to-floating rate senior notes due on May 15, 2023.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Results

•
Total revenue in the second quarter of 2017 increased 9% compared to the second quarter of 2016, reflecting growth in total fee revenue and NII. The increase was primarily due to higher global equity markets, the acquired GEAM business, higher market interest rates in the U.S. and net new business. The second quarter of 2016 also included a revenue reduction of $48 million to servicing fees related to reimbursements to our clients related to the manner in which we invoiced certain expenses to our clients, as further discussed within "Investment Servicing" in "Line of Business Information" in this Management's Discussion and Analysis.

•	Servicing fee revenue increased 8% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher global equity markets, net new business and higher client volumes.

•
Management fee revenue increased 36% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to approximately $72 million from the acquired GEAM business, higher global equity markets and higher revenue-yielding ETF flows.

•
Processing and other fee revenue decreased 68% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to a pre-tax gain of approximately $53 million related to the sale of the WM/Reuters business in the second quarter of 2016 and unfavorable foreign exchange swap costs in the second quarter of 2017.

•
NII increased 10% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher market interest rates in the U.S. and disciplined liability pricing as well as improved liability mix, partially offset by lower investment portfolio securities balances.

•
In the second quarter of 2017, we recorded restructuring charges of $62 million related to State Street Beacon, our multi-year transformation program to digitize our business, deliver significant value and innovation for our clients and lower expenses across the organization. We expect to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. We expect to generate at least $140 million in annual pre-tax expense savings in 2017. Actual expenses may increase or decrease in the future due to other factors.

•
Total expenses increased 9% in the second quarter of 2017 compared to the second quarter of 2016, primarily driven by costs to support new business (including technology infrastructure), expenses associated with the acquired GEAM operations, increases in restructuring expenses related to State Street Beacon as well as incentive compensation and annual merit increases. The increases to total expenses were partially offset by savings associated with State Street Beacon.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the second quarter and first six months ended June 30, 2017 compared to the same periods in 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended June 30,
(Dollars in millions)	2017	2016	% Change
Fee revenue:
Servicing fees	$1,339	$1,239	8%
Management fees	397	293	36
Trading services:
Foreign exchange trading	178	157	13
Brokerage and other trading services	111	110	1
Total trading services	289	267	8
Securities finance	179	156	15
Processing fees and other	31	98	(68)
Total fee revenue	2,235	2,053	9
Net interest income:
Interest income	700	620	13
Interest expense	125	99	26
Net interest income	575	521	10
Gains (losses) related to investment securities, net	—	(1)	nm
Total revenue	$2,810	$2,573	9

	Six Months Ended June 30,
(Dollars in millions)	2017	2016	% Change
Fee revenue:
Servicing fees	$2,635	$2,481	6%
Management fees	779	563	38
Trading services:
Foreign exchange trading	342	313	9
Brokerage and other trading services	222	226	(2)
Total trading services	564	539	5
Securities finance	312	290	8
Processing fees and other	143	150	(5)
Total fee revenue	4,433	4,023	10
Net interest income:
Interest income	1,350	1,249	8
Interest expense	265	216	23
Net interest income	1,085	1,033	5
Gains (losses) related to investment securities, net	(40)	1	nm
Total revenue	$5,478	$5,057	8

nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters and six months ended June 30, 2017 and 2016.
Servicing and management fees collectively made up approximately 78% and 77% of total fee revenue in the second quarter and first six months of 2017, respectively, compared to approximately 75% and 76% in the second quarter and first six months of 2016, respectively. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
In light of the above, we estimate, using relevant information as of June 30, 2017 and assuming that all other factors remain constant, that:

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

See Table 3: Daily, Month-End and Quarter-End Equity Indices and Table 4: Quarter-End Debt Indices, for selected indices. While the specific indices presented are indicative of general market trends, the asset types and classes relevant to individual client portfolios can and do differ, and the performance of associated relevant indices can therefore differ from the performance of the indices presented.
Daily averages, month-end averages, and quarter-end indices demonstrate worldwide changes in equity and debt markets that affect our servicing and management fee revenue. Quarter-end indices affect the values of AUCA and AUM as of those dates. The index names listed in the table are service marks of their respective owners.
Further discussion of fee revenue is provided under “Line of Business Information” in this Management's Discussion and Analysis in this Form 10-Q.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended June 30,			Quarters Ended June 30,			As of June 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,398	2,075	16%	2,406	2,087	15%	2,423	2,099	15%
MSCI EAFE®	1,856	1,648	13	1,869	1,656	13	1,883	1,608	17
MSCI® Emerging Markets	993	819	21	998	827	21	1,011	834	21
HFRI Asset Weighted Composite®	N/A	N/A	N/A	1,339	1,250	7	1,336	1,250	7

	Daily Averages of Indices			Averages of Month-End Indices
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,362	2,015	17%	2,371	2,032	17%
MSCI EAFE®	1,802	1,621	11	1,814	1,629	11
MSCI® Emerging Markets	960	788	22	966	800	21
HFRI Asset Weighted Composite®	N/A	N/A	N/A	1,331	1,245	7

TABLE 4: QUARTER-END DEBT INDICES
	Quarter-End Indices
	As of June 30,
	2017	2016	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,021	2,028	—%
Barclays Capital Global Aggregate Bond Index®	471	482	(2)

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the quarters and six months ended June 30, 2017 and 2016.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.

Net interest margin represents the relationship between annualized fully taxable-equivalent NII and average total interest-earning assets for the period. It is calculated by dividing fully taxable-equivalent NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended June 30,
	2017			2016
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$53,146	$41.31%		$51,084	$30.24%
Securities purchased under resale agreements(1)	2,352	69	11.77	2,673	35	5.32
Trading account assets	941	—	—	870	—	—
Investment securities	94,637	466	1.97	102,391	492	1.92
Loans and leases	21,070	122	2.31	18,662	93	2.00
Other interest-earning assets	23,141	44.76		22,563	10.18
Average total interest-earning assets	$195,287	$742	1.52	$198,243	$660	1.34
Interest-bearing deposits:
U.S.	$25,770	$24.38%		$30,363	$31.41%
Non-U.S.(2)	99,389	(10)	(.04)	96,446	(15)	(.06)
Securities sold under repurchase agreements(3)	4,028	—	—	4,103	—	—
Federal funds purchased	2	—	—	61	—	—
Other short-term borrowings	1,322	3.80		1,928	2.38
Long-term debt	11,515	75	2.61	10,998	62	2.24
Other interest-bearing liabilities	5,355	33	2.44	5,054	19	1.54
Average total interest-bearing liabilities	$147,381	$125.34		$148,953	$99.27
Interest-rate spread			1.18%			1.07%
Net interest income—fully taxable-equivalent basis		$617			$561
Net interest margin—fully taxable-equivalent basis			1.27%			1.14%
Tax-equivalent adjustment		(42)			(40)
Net interest income—GAAP basis		$575			$521

	Six Months Ended June 30,
	2017			2016
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$51,031	$76.30%		$49,815	$73.29%
Securities purchased under resale agreements(1)	2,205	115	10.52	2,581	71	5.58
Trading account assets	928	(1)	(.13)	865	1.12
Investment securities	95,921	936	1.95	101,645	980	1.93
Loans and leases	20,607	230	2.25	18,639	184	1.98
Other interest-earning assets	22,882	78.69		22,617	22.20
Average total interest-earning assets	$193,574	$1,434	1.49	$196,162	$1,331	1.37
Interest-bearing deposits:
U.S.	$25,849	$56.44%		$28,729	$58.40%
Non-U.S.(2)	97,201	1	—	94,708	(4)	(.01)
Securities sold under repurchase agreements	3,961	1.04		4,173	1.03
Federal funds purchased	1	—	—	38	—	—
Other short-term borrowings	1,332	5.71		1,808	2.24
Long-term debt	11,469	148	2.58	11,013	122	2.22
Other interest-bearing liabilities	5,298	54	2.04	5,502	37	1.37
Average total interest-bearing liabilities	$145,111	$265.37		$145,971	$216.30
Interest-rate spread			1.12%			1.07%
Net interest income—fully taxable-equivalent basis		$1,169			$1,115
Net interest margin—fully taxable-equivalent basis			1.22%			1.14%
Tax-equivalent adjustment		(84)			(82)
Net interest income—GAAP basis		$1,085			$1,033

(1) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $33 billion and $32 billion for the second quarter and first six months of 2017, respectively, and $32 billion for both the second quarter and first six months of 2016, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.79% and 0.67% for the second quarter and first six months of 2017, respectively, and 0.41% for both the second quarter and six months of 2016, respectively.
(2) Average rate includes the impact of FX swap expense of approximately $13 million and $45 million for the second quarter and first six months of 2017, respectively, and $5 million and $21 million for the same periods in 2016, respectively.
(3) Interest for the second quarter of 2016 and 2017 was less than $1 million, representing average interest rates of 0.03% and 0.04%, respectively.

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a fully taxable-equivalent basis for the quarters and six months ended June 30, 2017 and 2016. NII on a fully taxable-equivalent basis increased in the second quarter of 2017 compared to the same period in 2016, as benefits due to a higher domestic rate environment and improvements in our liability mix were offset by lower investment portfolio securities balances and a smaller amount of discount accretion related to the asset-backed commercial paper conduits. Average balances in the second quarter of 2017 reflect management actions to reduce the usage of wholesale deposit funding of our balance sheet. Though average interest and non-interest bearing deposits were approximately $1.40 billion lower in the second quarter of 2017 compared to the second quarter of 2016, these management actions contributed to a $9.87 billion reduction in wholesale deposits and were offset by an increase in less expensive client deposits.
We recorded aggregate discount accretion in interest income of $6 million and $10 million for the second quarter and first six months of 2017, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $127 million over their remaining terms.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were $2.59 billion lower in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a smaller investment portfolio.
Interest-bearing deposits with banks averaged $53.15 billion and $51.03 billion for the second quarter and first six months of 2017, respectively, compared to $51.08 billion and $49.82 billion for the same periods in 2016. These deposits reflected our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.
Loans and leases averaged $21.07 billion and $20.61 billion for the second quarter and first six months of 2017, respectively, compared to $18.66 billion and $18.64 billion for the same periods in 2016. The increase in average loans and leases resulted from growth in loans to municipalities, alternative financing, mutual fund lending, and continued investment in senior secured loans.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended June 30,
(Dollars in millions)	2017	2016
Average U.S. short-duration advances	$2,087	$2,144
Average non-U.S. short-duration advances	1,450	1,471
Average total short-duration advances	$3,537	$3,615
Average short-duration advances to average loans and leases	17%	19%

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Average U.S. short-duration advances	$2,173	$2,187
Average non-U.S. short-duration advances	1,336	1,368
Average total short-duration advances	$3,509	$3,555
Average short-duration advances to average loans and leases	17%	19%
Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets increased to $23.14 billion and $22.88 billion for the second quarter and first six months of 2017, respectively, from $22.56 billion and $22.62 billion for the same periods in 2016. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total interest-earning assets for both the second quarter and first six months of 2017, compared to approximately 11% and 12% of our average total interest-earning assets for the same periods in 2016. The enhanced custody business, which is our principal securities financing business for our custody clients, generates securities finance revenue. The NII earned on these transactions is generally lower than the interest earned on other alternative investments.
Aggregate average U.S. and non-U.S. interest-bearing deposits decreased to $125.16 billion and $123.05 billion for the second quarter and first six months of 2017, respectively, from $126.81 billion and $123.44 billion for the same periods in 2016. The relatively flat levels in the first six months of 2017 compared to the prior year period were a result of higher U.S. and non-U.S. client deposit levels during the year, offset by management's actions to reduce more expensive wholesale certificates of deposit. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average other short-term borrowings declined to $1.32 billion and $1.33 billion for the second quarter and first six months of 2017, respectively, from $1.93 billion and $1.81 billion for the same periods in 2016, as bonds matured in the Tax-Exempt Investment program.
Average long-term debt increased to $11.52 billion and $11.47 billion for the second quarter and first six months of 2017, respectively, from $11.00 billion and $11.01 billion for the same periods in 2016. The increases primarily reflected the issuance of $1.5 billion of senior debt in May 2016 and $750 million of senior debt in May 2017, which was partially offset by the maturity of $400 million of senior debt in January 2016, $1.0 billion of senior debt in March 2016, and $450 million of senior debt in April 2017.
Average other interest-bearing liabilities were $5.36 billion and $5.30 billion for the second quarter and first six months of 2017, respectively, compared to $5.05 billion and $5.50 billion for the same periods in 2016, primarily the result of changes in the level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis in accordance with enforceable netting agreements.
Several factors could affect future levels of our NII and net interest margin, including the volume and mix of client liabilities; actions of various central banks; changes in U.S. and non-U.S. interest rates; changes in the various yield curves around the world; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; the yields earned on securities purchased compared to the yields earned on securities sold or matured; changes in the type and amount of credit or other loans we extend; and changes in our enhanced custody business.
Based on market conditions and other factors, including regulatory requirements, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, municipal securities, federal agency mortgage-backed securities and U.S. and non-U.S. mortgage- and asset-backed securities. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our NII and net interest margin.

Expenses
Table 7: Expenses provides the breakout of expenses for the quarters and six months ended June 30, 2017 and 2016.

TABLE 7: EXPENSES
	Quarters Ended June 30,
(Dollars in millions)	2017	2016	% Change
Compensation and employee benefits	$1,071	$989	8%
Information systems and communications	283	270	5
Transaction processing services	207	201	3
Occupancy	116	111	5
Acquisition costs	9	7	29
Restructuring charges, net	62	13	377
Other:
Professional services	97	82	18
Amortization of other intangible assets	54	49	10
Securities processing costs	9	6	50
Regulatory fees and assessments	18	18	—
Other	105	114	(8)
Total other	283	269	5
Total expenses	$2,031	$1,860	9
Number of employees at quarter-end	35,606	32,636	9

	Six Months Ended June 30,
(Dollars in millions)	2017	2016	% Change
Compensation and employee benefits	$2,237	$2,096	7%
Information systems and communications	570	542	5
Transaction processing services	404	401	1
Occupancy	226	224	1
Acquisition costs	21	14	50
Restructuring charges, net	79	110	(28)
Other:
Professional services	191	175	9
Amortization of other intangible assets	106	98	8
Securities processing costs	16	10	60
Regulatory fees and assessments	45	38	18
Other	222	202	10
Total other	580	523	11
Total expenses	$4,117	$3,910	5
Compensation and employee benefits expenses increased 8% in the second quarter of 2017 compared to the same period of 2016, primarily due to increased costs to support new business, higher incentive compensation and annual merit increases, costs related to the acquired GEAM operations and regulatory initiatives, partially offset by State Street Beacon savings.
Compensation and employee benefits expenses increased 7% in the first six months of 2017 compared to the same period of 2016, primarily due to increased costs to support new business, higher incentive compensation and annual merit increases, costs related to the acquired GEAM operations and higher first quarter seasonal deferred incentive compensation expense for retirement-eligible employees in the first quarter of 2017 compared to

State Street Corporation | 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the first quarter of 2016. These increases were partially offset by State Street Beacon savings.
Headcount increased 9% in second quarter of 2017 compared to the same period of 2016. New business, including the impact of large client lift outs and new client ramp-ups, as well as regulatory initiatives and contractor conversions to full-time employees contributed to this growth. The growth was primarily within low cost locations. These increases were partially offset by reductions from State Street Beacon initiatives.
Information systems and communications expenses increased 5% in each of the second quarter and first six months of 2017 compared to the same periods of 2016. The increases were primarily related to State Street Beacon and investments supporting new business.
Other expenses increased 5% in the second quarter of 2017 compared to the same period of 2016. The increase was primarily due to higher security processing costs and professional services, partially offset by a release of litigation reserves in the second quarter of 2017.
Other expenses increased 11% in the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to higher securities processing costs and regulatory fees and assessments.
As a systemically important financial institution, we are subject to enhanced supervision and prudential standards. Our status as a G-SIB has also resulted in heightened prudential and conduct expectations of our U.S. and international regulators with respect to our capital and liquidity management and our compliance and risk oversight programs. These heightened expectations have increased our regulatory compliance costs, including personnel and systems, as well as significant additional implementation and related costs to enhance our regulatory compliance programs. We anticipate that these evolving regulatory compliance requirements and expectations will continue to affect our expenses.
Acquisition Costs
We recorded acquisition costs of $9 million and $7 million in the second quarter of 2017 and 2016, respectively, and $21 million and $14 million in the first six months of 2017 and 2016, respectively. Costs incurred in the second quarter and first six months of 2017 related to the acquired GEAM operations. For additional information about the GEAM acquisition, refer to page 132 in Note 1 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.

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
In the second quarter and first six months of 2017, we recorded restructuring charges of $62 million and $79 million, respectively, compared to $13 million and $110 million in the same periods of 2016, primarily related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 8: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Accrual Balance at March 31, 2016	$91	$10	$7	$108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Accrual Balance at June 30, 2016	$55	$22	$5	$82
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for State Street Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
Accruals for State Street Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Income Tax Expense
Income tax expense was $156 million in the second quarter of 2017 compared to $92 million in the second quarter of 2016. In the first six months of 2017 and 2016, income tax expense was $238 million and $154 million, respectively. Our effective tax rate for the second quarter and first six months of 2017 was 20.1% and 17.5%, respectively, compared to 12.9% and 13.5% for the same periods in 2016. The effective tax rate for the second quarter and first six months of 2017 reflect a decrease in alternative energy investments.
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
Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Servicing fees	$1,339	$1,239	8%	$2,635	$2,481	6%
Trading services	272	254	7	529	512	3
Securities finance	179	156	15	312	290	8
Processing fees and other	32	103	(69)	138	152	(9)
Total fee revenue	1,822	1,752	4	3,614	3,435	5
Net interest income	576	520	11	1,085	1,032	5
Gains (losses) related to investment securities, net	—	(1)	nm	(40)	1	nm
Total revenue	2,398	2,271	6	4,659	4,468	4
Provision for loan losses	3	4	nm	1	8	nm
Total expenses	1,649	1,599	3	3,377	3,286	3
Income before income tax expense	$746	$668	12	$1,281	$1,174	9
Pre-tax margin	31%	29%		27%	26%

nm Not meaningful
Total revenue, as presented in Table 9: Investment Servicing Line of Business Results, increased 6% and 4% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 due to increases in servicing fees, trading services, securities finance and NII, offset by a decrease in processing fees and other revenue as further described below.

Total fee revenue increased 4% and 5% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to higher global equity markets, net new business and higher client volumes as well as growth in our enhanced custody business. The second quarter and first six months of 2016 included a revenue reduction of $48 million related to reimbursements to our clients related to the manner

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in which we invoiced certain expenses to our clients as discussed below. The increases were partially offset by a pre-tax gain of approximately $53 million related to the sale of the WM/Reuters business in the second quarter of 2016.
NII increased 11% and 5% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, as discussed under “Net Interest Income" in “Consolidated Results of Operations - Total Revenue" in this Management's Discussion and Analysis.
Total expenses increased 3% in the second quarter of 2017 compared to the same period in 2016, primarily due to increased costs to support new business (including technology infrastructure), incentive compensation and annual merit increases.
Total expenses increased 3% in the first six months of 2017 compared to the same period in 2016, primarily due to net new business (including technology infrastructure), incentive compensation and annual merit increases, regulatory initiatives and an increase of approximately $28 million associated with the first quarter seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes.
The increases in total expenses were partially offset by savings related to State Street Beacon.
Additional information about expenses is provided under "Expenses" in this Management's Discussion and Analysis in this Form 10-Q.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have informed our clients that we will pay to them the expenses we concluded were incorrectly invoiced to them, plus interest. The process of reimbursing clients these amounts is substantially complete. In conjunction with the review announced in December 2015, which is ongoing, we are implementing enhancements to our billing processes and reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other aspects of invoicing relating to billing our Investment Servicing clients, including calculation of asset-based fees. Additional information about the invoicing matter is provided in Note 10 to the consolidated financial statements included in this Form 10-Q.
Servicing Fees
Servicing fees increased 8% and 6% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016,

primarily due to higher global equity markets, net new business and higher client volumes. The second quarter and first six months of 2016 included a revenue reduction of $48 million related to reimbursements to our clients related to the manner in which we invoiced certain expenses to our clients as further discussed above within "Investment Servicing" in our "Line of Business Information" section of this Management's Discussion and Analysis.
Servicing fees generated outside the U.S. was approximately 44% of total servicing fees in both the second quarter and first six months of 2017 compared to approximately 43% and 42% for the same periods in 2016, respectively.

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
Mutual funds	$7,123	$6,841	$6,734
Collective funds	8,560	7,501	7,234
Pension products	5,937	5,584	5,496
Insurance and other products	9,417	8,845	8,322
Total	$31,037	$28,771	$27,786

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
Equities	$17,304	$15,833	$14,960
Fixed-income	10,117	9,665	9,530
Short-term and other investments	3,616	3,273	3,296
Total	$31,037	$28,771	$27,786

TABLE 12: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
North America	$23,020	$21,544	$21,072
Europe/Middle East/Africa	6,464	5,734	5,356
Asia/Pacific	1,553	1,493	1,358
Total	$31,037	$28,771	$27,786

(1) Geographic mix is based on the location in which the assets are serviced.
The increase in total AUCA as of June 30, 2017 compared to December 31, 2016 primarily resulted from higher global equity markets. Asset levels as of June 30, 2017 do not reflect the approximately $370 billion of new business in assets to be serviced, which was awarded to us in the first six months of 2017 and prior periods but not installed prior to June 30, 2017. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. This does not include the loss of business which occurs from time to time or changes in AUCA, usually from changes in market values of customer assets, subscriptions or redemptions from our customer investment products.

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
As a result of a decision to diversify providers, one of our large clients will move a portion of its assets, largely common trust funds, currently with State Street to another service provider. We expect to remain a significant service provider to this client. The transition will principally occur in 2018 and represents approximately $1 trillion in assets with respect to which we will no longer derive revenue post-transition.
Trading Services

TABLE 13: TRADING SERVICES REVENUE
	Quarters Ended June 30,
(Dollar in millions)	2017	2016	% Change
Foreign exchange trading:
Direct sales and trading	$100	$87	15%
Indirect foreign exchange trading	78	70	11
Total foreign exchange trading	178	157	13
Brokerage and other trading services:
Electronic foreign exchange services	39	43	(9)
Other trading, transition management and brokerage	55	54	2
Total brokerage and other trading services	94	97	(3)
Total trading services revenue	$272	$254	7

	Six Months Ended June 30,
(Dollars in millions)	2017	2016	% Change
Foreign exchange trading:
Direct sales and trading	$198	$177	12%
Indirect foreign exchange trading	144	136	6
Total foreign exchange trading	342	313	9
Brokerage and other trading services:
Electronic foreign exchange services	80	87	(8)
Other trading, transition management and brokerage	107	112	(4)
Total brokerage and other trading services	187	199	(6)
Total trading services revenue	$529	$512	3
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
Total FX trading revenue increased 13% and 9% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to higher volumes. Total FX trading revenue comprises:

•
Direct sales and trading: We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represents all of the FX trading revenue other than the revenue attributed to indirect FX trading. Direct sales and trading revenue represented 56% and 58% of total foreign exchange trading revenue in the second quarter and first six months of 2017, respectively,

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

compared to 55% and 57% for the same periods in 2016. Our direct sales and trading revenue increased by 15% and 12% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The increases were primarily due to higher volumes.

•
Indirect FX trading: Clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 44% and 42% of total foreign exchange trading revenue in the second quarter and first six months of 2017, respectively, compared to 45% and 43% for the same periods in 2016. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes. Our estimated indirect FX trading revenue increased 11% and 6% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to higher volumes.

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
Total brokerage and other trading services revenue decreased 3% and 6% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to lower electronic foreign exchange trading revenue as well as the absence of revenue associated with the WM/

Reuters business, which we disposed of in the second quarter of 2016. Total brokerage and other trading services revenue comprises:

•
Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee. Revenue from such electronic FX services decreased 9% and 8% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.

•
Other trading, transition management and brokerage revenue: Revenue remained flat in the second quarter of 2017 compared to the same period in 2016. Revenue decreased 4% in the first six months of 2017 compared to the same period in 2016, primarily due to the disposition of the WM/Reuters business.

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
See Table 9: Investment Servicing Line of Business Results, for the comparison of securities finance revenue in the second quarter and first six months of 2017 compared to the same periods in 2016.
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
Securities finance revenue increased 15% and 8% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily the result of higher revenue in our enhanced custody business.
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
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, decreased 69% and 9% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The decrease in the second quarter of 2017 compared to the second quarter of 2016 is primarily due to a pre-tax gain of approximately $53 million related to the sale of WM/Reuters in the second quarter of 2016 as well as unfavorable foreign exchange swap costs in the second quarter of 2017. The decrease in the first six months of 2017 is primarily due to the aforementioned pre-tax gain on the sale of WM/Reuters in 2016, partially offset by a pre-tax gain of $30 million on the dispositions of our joint venture interests in IFDS U.K. and BFDS in the first quarter of 2017.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Management fees	$397	$293	35%	$779	$563	38%
Trading services(1)	17	13	31	35	27	30
Processing fees and other	(1)	(5)	nm	5	(2)	nm
Total fee revenue	413	301	37	819	588	39
Net interest income	(1)	1	nm	—	1	nm
Total revenue	412	302	36	819	589	39
Total expenses	311	244	27	640	500	28
Income before income tax expense	$101	$58	74	$179	$89	101
Pre-tax margin	25%	19%		22%	15%

(1) Includes revenues associated with the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
nm Not meaningful
Total revenue, as presented in Table 14: Investment Management Line of Business Results, increased 36% and 39% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, primarily due to approximately $72 million and $143 million, respectively, from the acquired GEAM operations, higher global equity markets and higher revenue-yielding ETF flows.

Total expenses increased 27% and 28% in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 primarily due to approximately $51 million and $102 million, respectively, in incremental costs related to the acquired GEAM operations, as well as higher incentive compensation and annual merit increases. These increases were partially offset by savings related to State Street Beacon.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additional information about expenses is provided under "Expenses" in “Consolidated Results of Operations” in this Management's Discussion and Analysis in this Form 10-Q.
In July 2016, we completed our acquisition of GEAM, including $110 billion of acquired AUM. AUM associated with the acquired GEAM operations totaled $125 billion as of June 30, 2017, including the impact of global equity markets, assets from acquired clients and new business from these clients since the acquisition date. Our consolidated financial statements include the operating results for the acquired business from the date of acquisition, July 1, 2016.
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
Management fees increased 35% and 38% in the second quarter and first six months 2017, respectively, compared to the same periods in 2016, primarily due to approximately $72 million and $143 million, respectively, from the acquired GEAM operations, higher global equity markets, and higher revenue-yielding ETF flows.
Management fees generated outside the U.S. was approximately 28% of total management fees in both the second quarter and first six months of 2017, respectively, compared to 34% and 35% in the same periods in 2016, respectively.

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
Equity:
Active	$82	$73	$32
Passive	1,512	1,401	1,275
Total Equity	1,594	1,474	1,307
Fixed-Income:
Active	71	70	17
Passive	327	308	318
Total Fixed-Income	398	378	335
Cash(1)	334	333	380
Multi-Asset-Class Solutions:
Active	18	19	17
Passive	113	107	100
Total Multi-Asset-Class Solutions	131	126	117
Alternative Investments(2):
Active	27	28	18
Passive	122	129	144
Total Alternative Investments	149	157	162
Total	$2,606	$2,468	$2,301

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
Alternative Investments(2)	$46	$42	$54
Cash	2	2	2
Equity	460	426	348
Fixed-income	58	51	48
Total Exchange-Traded Funds	$566	$521	$452

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	June 30, 2017	December 31, 2016	June 30, 2016
North America	$1,802	$1,691	$1,501
Europe/Middle East/Africa	496	482	492
Asia/Pacific	308	295	308
Total	$2,606	$2,468	$2,301

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset-Class Solutions	Alternative Investments(3)	Total
Balance as of June 30, 2016	$1,307	$335	$380	$117	$162	$2,301
Long-term institutional inflows(1)	138	54	—	27	7	226
Long-term institutional outflows(1)	(157)	(56)	—	(17)	(16)	(246)
Long-term institutional flows, net	(19)	(2)	—	10	(9)	(20)
ETF flows, net	49	4	1	—	(6)	48
Cash fund flows, net	—	—	(49)	—	—	(49)
Total flows, net	30	2	(48)	10	(15)	(21)
Market appreciation	118	(7)	(1)	(1)	2	111
Foreign exchange impact	(19)	(8)	(2)	(3)	(3)	(35)
Total market/foreign exchange impact	99	(15)	(3)	(4)	(1)	76
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(1)	134	45	—	21	12	212
Long-term institutional outflows(1)	(163)	(45)	—	(23)	(29)	(260)
Long-term institutional flows, net	(29)	—	—	(2)	(17)	(48)
ETF flows, net	1	5	—	—	2	8
Cash fund flows, net	—	—	1	—	—	1
Total flows, net	(28)	5	1	(2)	(15)	(39)
Market appreciation	131	8	(2)	3	4	144
Foreign exchange impact	17	7	2	4	3	33
Total market/foreign exchange impact	148	15	—	7	7	177
Balance as of June 30, 2017	$1,594	$398	$334	$131	$149	$2,606

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
(4) Includes AUM acquired as part of the acquisition of GEAM on July 1, 2016.
The preceding table does not include approximately $14 billion of new asset management business which was awarded but not installed as of June 30, 2017. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of June 30, 2017 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

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

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Six Months Ended June 30,
	2017	2016
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$51,031	$49,815
Securities purchased under resale agreements	2,205	2,581
Trading account assets	928	865
Investment securities	95,921	101,645
Loans and leases	20,607	18,639
Other interest-earning assets	22,882	22,617
Average total interest-earning assets	193,574	196,162
Cash and due from banks	3,224	3,317
Other non-interest-earning assets	24,779	26,932
Average total assets	$221,577	$226,411
Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$25,849	$28,729
Non-U.S.	97,201	94,708
Total interest-bearing deposits	123,050	123,437
Securities sold under repurchase agreements	3,961	4,173
Federal funds purchased	1	38
Other short-term borrowings	1,332	1,808
Long-term debt	11,469	11,013
Other interest-bearing liabilities	5,298	5,502
Average total interest-bearing liabilities	145,111	145,971
Non-interest-bearing deposits	43,241	43,495
Other non-interest-bearing liabilities	11,539	15,049
Preferred shareholders’ equity	3,197	2,923
Common shareholders’ equity	18,489	18,973
Average total liabilities and shareholders’ equity	$221,577	$226,411

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis included in this Form 10-Q.
State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	June 30, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$633	$4,263
Mortgage-backed securities	11,414	13,257
Asset-backed securities:
Student loans(1)	5,887	5,596
Credit cards	1,556	1,351
Sub-prime	243	272
Other	1,160	905
Total asset-backed securities	8,846	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,962	6,535
Asset-backed securities	2,891	2,516
Government securities	6,600	5,836
Other	6,276	5,613
Total non-U.S. debt securities	22,729	20,500
State and political subdivisions	10,038	10,322
Collateralized mortgage obligations	2,443	2,593
Other U.S. debt securities	2,799	2,469
U.S. equity securities	45	42
Non-U.S. equity securities	1	3
U.S. money-market mutual funds	77	409
Non-U.S. money-market mutual funds	—	16
Total	$59,025	$61,998

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$17,479	$17,527
Mortgage-backed securities	11,937	10,334
Asset-backed securities:
Student loans(1)	2,738	2,883
Credit cards	858	897
Other	5	35
Total asset-backed securities	3,601	3,815
Non-U.S. debt securities:
Mortgage-backed securities	1,084	1,150
Asset-backed securities	365	531
Government securities	357	286
Other	122	113
Total non-U.S. debt securities	1,928	2,080
Collateralized mortgage obligations	1,285	1,413
Total	$36,230	$35,169

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
Approximately 91% of the carrying value of the portfolio was rated “AAA” or “AA” as of June 30, 2017 and December 31, 2016.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	June 30, 2017	December 31, 2016
AAA(1)	77%	78%
AA	14	13
A	5	5
BBB	3	3
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of June 30, 2017, the investment portfolio of 11,517 securities was diversified with respect to asset class. Approximately 53% of the aggregate carrying value of the portfolio as of June 30, 2017 was composed of mortgage-backed and asset-backed securities, compared to 52% as of December 31, 2016. The asset-backed securities portfolio, of which approximately 95% and 93% of the carrying value as of June 30, 2017 and December 31, 2016, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. Mortgage-backed securities were composed of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of June 30, 2017, compared to approximately 23% as of December 31, 2016.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	June 30, 2017	December 31, 2016
Available-for-sale:
United Kingdom	$5,593	$5,093
Australia	4,607	4,272
Canada	3,646	2,989
France	1,575	1,013
Netherlands	1,302	1,283
Japan	1,149	1,388
Italy	795	676
Belgium	745	360
Hong Kong	616	664
Germany	566	713
Norway	543	508
Spain	431	266
Sweden	430	188
Finland	213	223
South Korea	201	634
Ireland	140	85
Other(1)	177	145
Total	$22,729	$20,500
Held-to-maturity:
United Kingdom	$468	$504
Netherlands	455	473
Australia	337	374
Singapore	242	180
Germany	201	329
Spain	102	98
Other(2)	123	122
Total	$1,928	$2,080

(1) Included approximately $93 million and $79 million as of June 30, 2017 and December 31, 2016, respectively, related to Portugal and Austria, all of which were related to mortgage-backed securities and auto loans.
(2) Included approximately $76 million and $80 million as of June 30, 2017 and December 31, 2016, respectively, related to Italy, Portugal and Norway, all of which were related to mortgage-backed securities and auto loans.
Approximately 89% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of June 30, 2017 and December 31, 2016, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of June 30, 2017 and December 31, 2016, approximately 65% of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.

As of June 30, 2017, our non-U.S. debt securities had an average market-to-book ratio of 100.5%, and an aggregate pre-tax net unrealized gain of approximately $132 million, composed of gross unrealized gains of $170 million and gross unrealized losses of $38 million. These unrealized amounts included a pre-tax net unrealized gain of $59 million, composed of gross unrealized gains of $87 million and gross unrealized losses of $28 million, associated with non-U.S. debt securities available-for- sale.
As of June 30, 2017, the underlying collateral for non-U.S. mortgage- and asset-backed securities primarily included Australian, Dutch, Italian and U.K. prime mortgages and German automobile loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of automobile loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt. The securities listed under “South Korea” were composed of South Korean government securities.
Municipal Obligations
We carried approximately $10.04 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of June 30, 2017 as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.69 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of June 30, 2017
State of Issuer:
Texas	$1,745	$1,764	$3,509	18%
California	488	2,268	2,756	14
New York	759	1,288	2,047	10
Massachusetts	903	1,093	1,996	10
Washington	686	333	1,019	5
Total	$4,581	$6,746	$11,327

As of December 31, 2016
State of Issuer:
Texas	$1,781	$1,685	$3,466	18%
California	523	2,298	2,821	14
New York	740	1,293	2,033	10
Massachusetts	916	1,071	1,987	10
Washington	708	234	942	5
Maryland	488	411	899	5
Total	$5,156	$6,992	$12,148

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.73 billion and $19.57 billion across our businesses as of June 30, 2017 and December 31, 2016, respectively.
(2) Includes municipal loans which are also presented within Table 25.

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of June 30, 2017. As of that date, approximately 38% and 58% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. In addition, we had no exposures associated with industrial development or land development bonds. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
The change in the net unrealized gain/(loss) position as of June 30, 2017 compared to December 31, 2016, presented in Table 24: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to higher interest rates.

TABLE 24: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	June 30, 2017
(In millions)	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Available-for-sale(1)	$58,714	$311	$59,025
Held-to-maturity(1)	36,230	(61)	36,169
Total investment securities	$94,944	$250	$95,194
Net after-tax unrealized gain (loss)		$150

	December 31, 2016
(In millions)	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Available-for-sale(1)	$62,056	$(58)	$61,998
Held-to-maturity(1)	35,169	(175)	34,994
Total investment securities	$97,225	$(233)	$96,992
Net after-tax unrealized gain (loss)		$(140)

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
We recorded less than $1 million of OTTI in the second quarter of 2017 and $1 million in the second quarter of 2016. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $527 million as of June 30, 2017 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
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

State Street Corporation | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	June 30, 2017	December 31, 2016
Domestic:
Commercial and financial	$19,227	$16,412
Commercial real estate	—	27
Lease financing	297	338
Total domestic	19,524	16,777
Non-U.S.:
Commercial and financial	4,374	2,476
Lease financing	463	504
Total non-U.S.	4,837	2,980
Total loans and leases	$24,361	$19,757
The increase in loans in the commercial and financial segment as of June 30, 2017 compared to December 31, 2016 was primarily driven by higher levels of loans to investment funds and loans to municipalities.
As of June 30, 2017 and December 31, 2016, our investment in senior secured loans totaled approximately $3.8 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of June 30, 2017 and December 31, 2016 of $349 million and $76 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework, are externally rated “BBB,” “BB” or “B,” with approximately 91% of the loans rated “BB” or “B” as of June 30, 2017 and December 31, 2016. Information about our internal risk-rating framework is provided in Note 4 to the consolidated financial statements included in this Form 10-Q. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $1.9 billion and $1.4 billion as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, unearned income deducted from our investment in leveraged lease financing was $78 million and $94 million, respectively, for U.S. leases and $165 million and $192 million, respectively, for non-U.S. leases.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.

No loans were modified in troubled debt restructurings during the six months ended June 30, 2017 and the year ended December 31, 2016.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Six Months Ended June 30,
(In millions)	2017	2016
Allowance for loan and lease losses:
Beginning balance	$53	$46
Provision for loan and lease losses(1)	1	8
Charge-offs(2)	—	(3)
Ending balance	$54	$51

(1) The provision for loan and lease losses is related to commercial and financial loans in the quarters ended June 30, 2017 and 2016.
(2) The charge-offs are related to commercial and financial loans.
As of June 30, 2017 approximately $46 million of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $8 million was related to other components of commercial and financial loans.
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

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 28% of our consolidated total assets as of June 30, 2017 and December 31, 2016.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
June 30, 2017
United Kingdom	$19,110	$1,560	$20,670
Germany	16,336	465	16,801
Japan	10,845	544	11,389
Australia	5,450	319	5,769
Canada	4,250	929	5,179
Luxembourg	3,766	597	4,363
France	2,106	487	2,593
December 31, 2016
United Kingdom	$18,712	$1,761	$20,473
Japan	17,922	1,171	19,093
Germany	13,812	484	14,296
Australia	5,122	986	6,108
Luxembourg	3,389	762	4,151
Canada	3,179	781	3,960

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of June 30, 2017, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.20 billion to Switzerland. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.84 billion and $2.38 billion to France and the Netherlands, respectively.
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

State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Our Parent Company typically holds, or has direct access to, primarily through SSIF and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of June 30, 2017, the value of our Parent Company's net liquid assets decreased to $1.10 billion from $3.64 billion as of December 31, 2016. The decrease was due to the funding of SSIF in connection with our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. As of June 30, 2017, our Parent Company and State Street Bank had approximately $1 billion of senior notes and junior subordinated debentures outstanding that will mature in the next twelve months.
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
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including mortgage-backed securities), selected non-U.S. Government and supranational securities as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. In 2014, U.S. banking regulators issued a final rule to implement the BCBS' LCR in the United States. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows.

The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. In addition, in December 2016, the Federal Reserve issued a final rule requiring large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their LCR. We were required to comply with the disclosure requirements beginning on April 1, 2017. As of June 30, 2017 and December 31, 2016, our LCR was in excess of 100%. With the release of the new disclosure requirements, we are now presenting average quarterly HQLA balances versus our historical presentation of the period end balances. Our average HQLA under the LCR final rule definition was $78.44 billion and $87.20 billion, post-prescribed haircuts, as of June 30, 2017 and December 31, 2016, respectively.

TABLE 28: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
	Quarters Ended
(In millions)	June 30, 2017	December 31, 2016
Excess Central Bank Balances	$47,464	$48,407
U.S. Treasuries	13,022	17,770
Other Investment securities	12,612	15,442
Foreign government	5,344	5,585
Total	$78,442	$87,204
With respect to highly liquid short-term investments presented in the preceding table, we maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $47.46 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $48.41 billion as of December 31, 2016. The lower levels of deposits with central banks as of quarter-end June 30, 2017 compared to quarter-end December 31, 2016 was due to normal deposit volatility. The decrease in other investment securities as of June 30, 2017 compared to December 31, 2016, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of June 30, 2017 and December 31, 2016, we had no outstanding primary

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $45.77 billion as of June 30, 2017, compared to $65.64 billion as of December 31, 2016. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs by our custody clients of lines of credit; advances to clients to settle securities transactions; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. We had unfunded commitments to extend credit with gross contractual amounts totaling $26.71 billion and $26.99 billion as of June 30, 2017 and December 31, 2016, respectively. These amounts do not reflect the value of any collateral. As of June 30, 2017, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
We submitted our 2017 resolution plan to the Federal Reserve and FDIC on June 30, 2017.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 11 and 12 in “Business-Supervision and Regulation-Resolution Planning” included under Item 1, Business, in our 2016 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a recently formed direct subsidiary of the Parent Company), State Street’s Beneficiary Entities (as defined below) and certain other State Street entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other State Street entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and other State Street subsidiaries would be transferred to a newly organized holding company held by a reorganization trust for the benefit of the Parent Company’s claimants.
Under the support agreement, the Parent Company has pre-funded SSIF by contributing certain of its assets (primarily its liquid assets, cash deposits, debt investments, investments in marketable securities and other cash and non-cash equivalent investments) to SSIF contemporaneous with entering into the support agreement and will continue to contribute such assets, to the extent available, on an on-going basis. In consideration for these contributions, SSIF has agreed in the support agreement to provide capital and liquidity support to the Parent Company and all of the Beneficiary Entities in accordance with the Parent Company’s capital and liquidity policies. Under the support agreement, the Parent Company is only permitted to retain certain amounts of cash needed to meet its upcoming obligations and to fund expenses during a potential bankruptcy proceeding. SSIF has provided the Parent Company with a committed credit line and issued (and may issue) one or more promissory notes to the Parent Company (the "Parent Company Funding Notes") that together are intended to allow State Street to continue to meet its obligations throughout the period prior to the occurrence of a "Recapitalization Event" (as defined below). The support agreement does not contemplate that SSIF is obligated to maintain any specific level of resources and SSIF may not have sufficient resources to implement the SPOE Strategy.
In the event a Recapitalization Event occurs, the obligations outstanding under the Parent Company Funding Notes would automatically convert into or be exchanged for capital contributed to SSIF. The obligations of the Parent Company and SSIF under the support agreement are secured through a security agreement that grants a lien on the assets that the

State Street Corporation | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Parent Company and SSIF would use to fulfill their obligations under the support agreement to the Beneficiary Entities. SSIF is a distinct legal entity separate from the Parent Company and the Parent Company’s other affiliates.
In accordance with its policies, State Street is required to monitor, on an ongoing basis, the capital and liquidity needs of State Street Bank and the other Beneficiary Entities. To support this process, State Street has established a trigger framework that identifies key actions that would need to be taken or decisions that would need to be made if certain events tied to State Street’s financial condition occur. In the event that State Street experiences material financial distress, the support agreement requires State Street to model and calculate certain capital and liquidity triggers on a regular basis to determine whether or not the Parent Company should commence preparations for a bankruptcy filing and whether or not a Recapitalization Event has occurred.
Upon the occurrence of a Recapitalization Event: (1) SSIF would not be authorized to provide any further liquidity to the Parent Company; (2) the Parent Company would be required to contribute to SSIF any remaining assets it is required to contribute to SSIF under the support agreement; (3) the Parent Company would be expected to commence Chapter 11 proceedings under the U.S. Bankruptcy Code; and (4) SSIF would be required to provide capital and liquidity support to the Beneficiary Entities to support such entities’ continued operation. No person or entity, other than a party to the support agreement, should rely, including in evaluating any State Street entity from a creditor's perspective or determining whether to enter into a contractual relationship with any State Street entity, on any State Street affiliate being or remaining a Beneficiary Entity or receiving capital or liquidity support pursuant to the support agreement.
A “Recapitalization Event” is defined under the support agreement as the earlier occurrence of one or more capital and liquidity thresholds being breached or the authorization by the Parent Company's Board of Directors for the Parent Company to commence bankruptcy proceedings. These thresholds are set at levels intended to provide for the availability of sufficient capital and liquidity to enable an orderly resolution without extraordinary government support. The SPOE Strategy and the obligations under the support agreement may result in the recapitalization of State Street Bank and the commencement of bankruptcy proceedings by the Parent Company at an earlier stage of financial stress than might otherwise occur without such mechanisms in place. An expected effect of the SPOE Strategy and applicable TLAC regulatory requirements is that State Street’s losses will be imposed on the Parent

Company shareholders and the holders of long-term debt and other forms of TLAC securities currently outstanding or issued in the future by the Parent Company, as well as on any other Parent Company creditors, before any of its losses are imposed on the holders of the debt securities of the Parent Company's operating subsidiaries or any of their depositors or creditors, or before U.S. taxpayers are put at risk.
There can be no assurance that credit rating agencies, in response to our 2017 resolution plan or the support agreement, will not downgrade, place on negative watch or change their outlook on our debt credit ratings, generally or on specific debt securities. Any such downgrade, placement on negative watch or change in outlook could adversely affect our cost of borrowing, limit our access to the capital markets or result in restrictive covenants in future debt agreements and could also adversely impact the trading prices, or the liquidity, of our outstanding debt securities.
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

TABLE 29: CLIENT DEPOSITS
			Average Balance
	June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Client deposits(1)	$179,743	$177,065	$159,664	$152,143

(1) Balances as of June 30, 2017 and 2016 excluded term wholesale CDs of $1.67 billion and $16.06 billion, respectively; average balances for the quarters ended June 30, 2017 and 2016 excluded average CDs of $6.63 billion and $14.79 billion, respectively.
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
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $3.86 billion and $4.40 billion as of June 30, 2017 and December 31, 2016, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.07 billion as of June 30, 2017, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of June 30, 2017, there was no balance outstanding on this line of credit.
Long-Term Funding
As of June 30, 2017, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of June 30, 2017, $3.25 billion was available for issuance pursuant to this authority. As of June 30, 2017, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
A majority of our derivative contracts have been entered into under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in

State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

our credit ratings. We assess the impact of these arrangements by determining the collateral that would be required assuming a downgrade by all rating agencies. The additional collateral or termination payments related to our net derivative liabilities under these arrangements that could have been called by counterparties in the event of a downgrade in our credit ratings below levels specified in the agreements is disclosed in Note 7 to the consolidated financial statements included in this Form 10-Q. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
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
For additional information about the market risk associated with our trading activities, refer to pages

98 to 99 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of June 30, 2017, the notional amount of these derivative contracts was $1.61 trillion, of which $1.59 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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

Validation and Back-Testing
We perform frequent back-testing to assess the accuracy of our VaR-based model in estimating loss at the stated confidence level. This back-testing involves the comparison of estimated VaR model outputs to daily, actual profit-and-loss outcomes, or P&L, observed from daily market movements. We back-test our VaR model using “clean” P&L, which excludes non-trading revenue such as fees, commissions and NII, as well as estimated revenue from intra-day trading.
Our VaR definition of trading losses excludes items that are not specific to the price movement of the trading assets and liabilities themselves, such as fees, commissions, changes to reserves and gains or losses from intra-day activity.
We had no back-testing exceptions in the quarters ended June 30, 2017 and March 31, 2017.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended June 30, 2017 and March 31, 2017, and as of June 30, 2017 and March 31, 2017, as measured by our VaR methodology:

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended June 30, 2017			Quarter Ended March 31, 2017			As of June 30, 2017	As of March 31, 2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$7,759	$16,160	$4,590	$6,614	$13,090	$2,566	$7,577	$8,599
Global Treasury	433	1,408	89	645	832	421	528	421
Total VaR	$7,740	$16,119	$4,598	$6,595	$12,971	$2,544	$7,481	$8,475

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended June 30, 2017			Quarter Ended March 31, 2017			As of June 30, 2017	As of March 31, 2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$26,691	$44,875	$14,301	$31,676	$43,001	$13,704	$15,192	$32,115
Global Treasury	4,814	12,329	1,321	10,892	17,019	6,609	6,223	7,396
Total Stressed VaR	$26,934	$43,754	$14,646	$34,846	$46,895	$18,119	$14,943	$33,745
The three month average of our stressed VaR-based measure was approximately $27 million for the quarter ended June 30, 2017, compared to an average of approximately $35 million for the quarter ended March 31, 2017.
The decrease in the total stressed VaR-based measures as of June 30, 2017, compared to March 31, 2017, was mainly driven by lower interest rate risk in emerging market currencies as of June 30, 2017 as compared to March 31, 2017.
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

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of June 30, 2017 and March 31, 2017. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2017			As of March 31, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$6,167	$3,042	$506	$6,107	$3,682	$263
Global Treasury	59	552	—	53	436	—
Total VaR	$6,186	$3,035	$506	$6,134	$3,579	$263

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of June 30, 2017			As of March 31, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$10,514	$13,872	$520	$6,750	$34,006	$324
Global Treasury	104	6,439	—	78	7,489	—
Total Stressed VaR	$10,570	$15,036	$520	$6,770	$35,574	$324

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

For additional information about our Asset-and-Liability Management Activities, refer to pages 104 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
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

TABLE 34: NII SENSITIVITY
(In millions)	June 30, 2017	December 31, 2016
Rate change:	Benefit (Exposure)
+100 bps shock	$523	$585
–100 bps shock	(356)	(265)
+100 bps ramp	228	284
–100 bps ramp	(146)	(161)

State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of June 30, 2017, NII sensitivity remains positioned to benefit from rising interest rates. Compared to December 31, 2016, the decreased benefit to the up 100 basis point instantaneous shock is driven by a mix shift in client deposits and the repricing characteristics of other wholesale liabilities, partially offset by investment portfolio activity. The increased exposure to the down 100 basis point instantaneous shock is driven by higher observed short-term interest rates relative to year-end and investment portfolio activity, partially offset by a mix shift in client deposits. Gradual rate shocks have a similar asset sensitive positioning, but are less impactful due to the severity and timing of the rate shift.
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

TABLE 35: EVE SENSITIVITY
(In millions)	June 30, 2017	December 31, 2016
Rate change:	Benefit (Exposure)
+200 bps shock	$(945)	$(1,092)
–200 bps shock	135	877
As of June 30, 2017, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The change in each scenario was primarily driven by investment portfolio repositioning and the level and mix of client deposits. The -200 basis point scenario is also impacted by the low level of interest rates, which limits the size of the rate shock.
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

Total Loss Absorbing Capacity
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
In forecasting our compliance with these requirements, we presently include our junior subordinated debentures maturing in 2047 and 2028 as TLAC eligible debt. Based upon current estimates, assumptions and guidance, we project that compliance with TLAC will result in increasing our outstanding TLAC eligible long-term debt by approximately $1 billion at December 31, 2018 compared to the TLAC eligible debt outstanding at June 30, 2017.
For additional information on our TLAC requirements, refer to page 7 under "Regulatory Capital Adequacy and Liquidity Standards" in "Total Loss-Absorbing Capacity (TLAC)" included under Item 1, Business, in our 2016 Form 10-K
State Street must comply with the TLAC final rule starting on January 1, 2019.

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

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1) (2)

	2015	2016	2017	2018	2019
Capital conservation buffer (Common Equity Tier 1)	—%	0.625%	1.250%	1.875%	2.500%
G-SIB surcharge (CET1)(1)	—	0.375	0.750	1.125	1.500

Minimum common equity tier 1(3)	4.500	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.000	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.000	9.000	10.000	11.000	12.000

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

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches June 30, 2017(1)	Basel III Standardized Approach June 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches June 30, 2017(1)	Basel III Standardized Approach June 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,307	$10,307	$10,286	$10,286	$11,382	$11,382	$11,376	$11,376
Retained earnings			18,202	18,202	17,459	17,459	12,188	12,188	12,285	12,285
Accumulated other comprehensive income (loss)			(1,266)	(1,266)	(1,936)	(1,936)	(1,060)	(1,060)	(1,648)	(1,648)
Treasury stock, at cost			(8,367)	(8,367)	(7,682)	(7,682)	—	—	—	—
Total			18,876	18,876	18,127	18,127	22,510	22,510	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,714)	(6,714)	(6,348)	(6,348)	(6,417)	(6,417)	(6,060)	(6,060)
Other adjustments			(155)	(155)	(155)	(155)	(91)	(91)	(148)	(148)
Common equity tier 1 capital			12,007	12,007	11,624	11,624	16,002	16,002	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(38)	(38)	(103)	(103)	—	—	—	—
Tier 1 capital			15,165	15,165	14,717	14,717	16,002	16,002	15,805	15,805
Qualifying subordinated long-term debt			1,074	1,074	1,172	1,172	1,078	1,078	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			4	75	19	77	—	75	15	77
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,243	$16,314	$15,909	$15,967	$17,080	$17,155	$16,999	$17,061
Risk-weighted assets:
Credit risk			$52,755	$105,785	$50,900	$98,125	$50,010	$102,642	$47,383	$94,413
Operational risk(4)			44,123	NA	44,579	NA	43,552	NA	44,043	NA
Market risk(5)			3,387	1,284	3,822	1,751	3,388	1,284	3,822	1,751
Total risk-weighted assets			$100,265	$107,069	$99,301	$99,876	$96,950	$103,926	$95,248	$96,164
Adjusted quarterly average assets			$216,940	$216,940	$226,310	$226,310	$214,022	$214,022	$222,584	$222,584

Capital Ratios(1):	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	12.0%	11.2%	11.7%	11.6%	16.5%	15.4%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.1	14.2	14.8	14.7	16.5	15.4	16.6	16.4
Total capital	10.0	9.0	16.2	15.2	16.0	16.0	17.6	16.5	17.8	17.7
Tier 1 leverage	4.0	4.0	7.0	7.0	6.5	6.5	7.5	7.5	7.1	7.1

(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2017. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
NA Not applicable

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
Our common equity tier 1 capital increased $383 million as of June 30, 2017 compared to December 31, 2016 primarily due to net income of $1.12 billion and an increase in accumulated other comprehensive income of $670 million. The increases in common equity tier 1 capital were partially offset by capital distributions of $1.13 billion from common stock purchases and dividends, and the impact from the 2017 phase-in of the deduction of intangibles (80% in 2017 compared to 60% in 2016). In the same comparative period, our tier 1 capital increased $448 million, due to the increase in common equity tier 1 capital. Total capital increased $334 million under advanced approaches and increased $347 million under standardized approach due to the changes to tier 1 capital. State Street Bank's tier 1 capital increased $197 million, and total capital increased $81 million and $94 million under the advanced and standardized approaches, respectively, as of June 30, 2017, compared to December 31, 2016. The increase is a result of higher common equity tier 1.

The table below presents a roll-forward of common equity tier 1 capital, tier 1 capital and total capital for the quarter ended June 30, 2017 and for the year ended December 31, 2016.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches June 30, 2017	Basel III Standardized Approach June 30, 2017	Basel III Advanced Approaches December 31, 2016	Basel III Standardized Approach December 31, 2016
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,624	$11,624	$12,433	$12,433
Net income	1,122	1,122	2,143	2,143
Changes in treasury stock, at cost	(685)	(685)	(1,225)	(1,225)
Dividends declared	(377)	(377)	(732)	(732)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(366)	(366)	(421)	(421)
Effect of certain items in accumulated other comprehensive income (loss)	670	670	(514)	(514)
Other adjustments	19	19	(60)	(60)
Changes in common equity tier 1 capital	383	383	(809)	(809)
Common equity tier 1 capital balance, end of period	12,007	12,007	11,624	11,624
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,717	14,717	15,264	15,264
Change in common equity tier 1 capital	383	383	(809)	(809)
Net issuance of preferred stock	—	—	493	493
Trust preferred capital securities phased out of tier 1 capital	—	—	(237)	(237)
Other adjustments	65	65	6	6
Changes in tier 1 capital	448	448	(547)	(547)
Tier 1 capital balance, end of period	15,165	15,165	14,717	14,717
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,192	1,250	2,085	2,139
Net issuance and changes in long-term debt qualifying as tier 2	(98)	(98)	(186)	(186)
Trust preferred capital securities phased into tier 2 capital	—	—	(713)	(713)
Changes in ALLL and other	(15)	(2)	7	11
Change in other adjustments	(1)	(1)	(1)	(1)
Changes in tier 2 capital	(114)	(101)	(893)	(889)
Tier 2 capital balance, end of period	1,078	1,149	1,192	1,250
Total capital:
Total capital balance, beginning of period	15,909	15,967	17,349	17,403
Changes in tier 1 capital	448	448	(547)	(547)
Changes in tier 2 capital	(114)	(101)	(893)	(889)
Total capital balance, end of period	$16,243	$16,314	$15,909	$15,967

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the quarter ended June 30, 2017 and for the year ended December 31, 2016.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	June 30, 2017	December 31, 2016
Total risk-weighted assets, beginning of period	$99,301	$99,552
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,268	(1,027)
Net increase (decrease) in loans and leases	1,771	575
Net increase (decrease) in securitization exposures	391	(3,246)
Net increase (decrease) in repo-style transaction exposures	468	606
Net increase (decrease) in OTC derivatives exposures	51	1,812
Net increase (decrease) in all other(1)	(2,094)	447
Net increase (decrease) in credit risk-weighted assets	1,855	(833)
Net increase (decrease) in credit valuation adjustment	32	512
Net increase (decrease) in market risk-weighted assets	(467)	(627)
Net increase (decrease) in operational risk-weighted assets	(456)	697
Total risk-weighted assets, end of period	$100,265	$99,301

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of June 30, 2017, total advanced approaches risk-weighted assets increased $964 million compared to December 31, 2016, mainly due to an increase in credit risk, partially offset by a decrease in market risk and operational risk. The increase in credit risk was mainly due to an increase in leveraged loans stemming from a new LGD model being introduced, cash and overdrafts. Market risk reduction of $467 million is resulting from a lower stressed VaR. Operational risk decreased approximately $456 million due to an decrease in loss event frequency in the external fraud-investment loss category. The increase in credit valuation adjustment was driven by increased volatility in our FX derivative portfolios, leading to a higher positive market valuation.
As of December 31, 2016, total advanced approaches risk-weighted assets decreased $251 million compared to December 31, 2015, mainly due to a decrease in credit risk and market risk, partially offset by an increase in operational risk and credit valuation adjustment. The decrease in credit risk was mainly due to a decrease in securitization exposures as a result of sell-offs and maturities as well as calls of agency debt securities within our wholesale investment portfolio, partially offset by an increase in derivatives exposure from marked-to-market FX contracts stemming from a stronger dollar and an increase in securities finance agency lending. The market risk decrease was a result of reduced end of day positions in FX and interest rate risk. Operational risk increased approximately $700 million mainly due to an increase in loss event frequency. The increase in credit valuation adjustment was driven by an increase in the market valuation FX contracts.
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the quarter ended June 30, 2017 and year ended December 31, 2016.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	June 30, 2017	December 31, 2016
Total estimated risk-weighted assets, beginning of period(1)	$99,876	$95,893
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,140	(1,471)
Net increase (decrease) in loans and leases	3,943	998
Net increase (decrease) in securitization exposures	382	(3,144)
Net increase (decrease) in repo-style transaction exposures	3,576	4,994
Net increase (decrease) in OTC derivatives exposures	(1,684)	3,462
Net increase (decrease) in all other(2)	303	(229)
Net increase (decrease) in credit risk-weighted assets	7,660	4,610
Net increase (decrease) in market risk-weighted assets	(467)	(627)
Total risk-weighted assets, end of period	$107,069	$99,876

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of June 30, 2017, total standardized approach risk-weighted assets increased $7.19 billion compared to December 31, 2016, primarily the result of an increase in credit risk partially offset by a decrease in market risk resulting from a lower stressed VaR. The main drivers of the credit risk change are an increase in equities within the securities finance portfolio of $3.20 billion, an increase in overdrafts of $3.18 billion due to an increase in U.S. short-duration advances to clients and an increase in the investment portfolio offset by a decrease in FX contracts due to a mix shift to counterparties with a lower weighted-average risk-weight.

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2016, total standardized approach risk-weighted assets increased $3.98 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in market values of FX contracts, partially offset by a decrease in securitization exposures, wholesale investments and market risk. The decrease in securitization was due to sell-offs and maturities while the decrease in wholesale investments was due to calls of agency debt securities. Market risk reduction is resulting from lower stressed VaR.
The regulatory capital ratios as of June 30, 2017, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of June 30, 2017, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of June 30, 2017, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a pro forma basis under the fully phased-in provisions of the Basel III final rule.

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
June 30, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$18,876	$(3)	$18,873	$18,876	$(3)	$18,873
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,714)	(273)	(6,987)	(6,714)	(273)	(6,987)
Other adjustments				(155)	(39)	(194)	(155)	(39)	(194)
Common equity tier 1 capital				12,007	(315)	11,692	12,007	(315)	11,692
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(38)	38	—	(38)	38	—
Additional tier 1 capital				3,158	38	3,196	3,158	38	3,196
Tier 1 capital				15,165	(277)	14,888	15,165	(277)	14,888
Tier 2 capital:
Qualifying subordinated long-term debt				1,074	—	1,074	1,074	—	1,074
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				4	—	4	75	—	75
Tier 2 capital				1,078	—	1,078	1,149	—	1,149
Total capital				$16,243	$(277)	$15,966	$16,314	$(277)	$16,037
Risk weighted assets				$100,265	$66	$100,331	$107,069	$62	$107,131
Adjusted average assets				216,940	(205)	216,735	216,940	(205)	216,735
Total assets for SLR				243,910	(205)	243,705	243,910	(205)	243,705

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	12.0%		11.7%	11.2%		10.9%
Tier 1 capital	6.0	8.0	10.0	15.1		14.8	14.2		13.9
Total capital	8.0	10.0	12.0	16.2		15.9	15.2		15.0
Tier 1 leverage	4.0	NA	NA	7.0		6.9	7.0		6.9
Supplementary leverage	5.0	NA	NA	6.2		6.1	6.2		6.1

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
NA Not applicable

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
June 30, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$22,510	$—	$22,510	$22,510	$—	$22,510
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,417)	(264)	(6,681)	(6,417)	(264)	(6,681)
Other adjustments				(91)	—	(91)	(91)	—	(91)
Common equity tier 1 capital				16,002	(264)	15,738	16,002	(264)	15,738
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				16,002	(264)	15,738	16,002	(264)	15,738
Tier 2 capital:
Qualifying subordinated long-term debt				1,078	—	1,078	1,078	—	1,078
ALLL and other				—	—	—	75	—	75
Tier 2 capital				1,078	—	1,078	1,153	—	1,153
Total capital				$17,080	$(264)	$16,816	$17,155	$(264)	$16,891
Risk weighted assets				$96,950	$(245)	$96,705	$103,926	$(232)	$103,694
Adjusted average assets				214,022	(197)	213,825	214,022	(197)	213,825
Total assets for SLR				240,919	(197)	240,722	240,919	(197)	240,722

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	16.5%		16.3%	15.4%		15.2%
Tier 1 capital	6.0	8.0	10.0	16.5		16.3	15.4		15.2
Total capital	8.0	10.0	12.0	17.6		17.4	16.5		16.3
Tier 1 leverage	4.0	NA	NA	7.5		7.4	7.5		7.4
Supplementary leverage	6.0	NA	NA	6.6		6.5	6.6		6.5

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
NA Not applicable
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

The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. For legacy covered funds, the Volcker rule capital deduction became effective on July 21, 2017. For additional information on the Volcker rule, refer to pages 9 to 10 under “Regulatory Capital Adequacy and Liquidity Standards” in "Supervision and Regulation" included under Item 1, Business, in our 2016 Form 10-K.

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

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
June 30, 2017	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro-Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,165	$(277)	$14,888

On-and off-balance sheet leverage exposure	250,543	—	250,543
Less: regulatory deductions	(6,633)	(205)	(6,838)
Total assets for SLR	$243,910	$(205)	$243,705
Supplementary leverage ratio	6.2%	(0.1)%	6.1%

State Street Bank:
Tier 1 capital	$16,002	$(264)	$15,738

On-and off-balance sheet leverage exposure	247,156	—	247,156
Less: regulatory deductions	(6,237)	(197)	(6,434)
Total assets for SLR	$240,919	$(197)	$240,722
Supplementary leverage ratio	6.6%	(0.1)%	6.5%
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2017:

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

State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 45: PREFERRED STOCK DIVIDENDS QUARTERS TO DATE
	Quarters Ended June 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	951	0.24	5
Total			$36			$33

TABLE 46: PREFERRED STOCK DIVIDENDS
	Six Months Ended June 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	951	0.24	5
Total			$91			$82

(1) Dividends were paid in June 2017.
In July 2017, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in September 2017.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). No shares were purchased by us under this program in the quarter ended June 30, 2017.
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under the 2016 Program during the periods indicated:

TABLE 47: SHARES REPURCHASED
	Quarter Ended June 30, 2017			Six Months Ended June 30, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	2.7	$83.84	$227	9.4	$79.93	$750

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 48: COMMON STOCK DIVIDENDS
	Quarters Ended June 30,				Six Months Ended June 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016		2017		2016
Common Stock	$0.38	$142	$0.34	$133	$0.76	$286	$0.68	$268
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 49 to 50 in “Related Stockholder Matters” included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 176 to 178 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.

Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including, market conditions and State Street’s capital positions, its financial performance and investment opportunities. The common stock purchase program does not have specific price targets and may be suspended at any time.

State Street Corporation | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $370.47 billion as of June 30, 2017, compared to $360.45 billion as of December 31, 2016. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $387.75 billion and $377.92 billion as collateral for indemnified securities on loan as of June 30, 2017 and December 31, 2016, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $387.75 billion and $377.92 billion, referenced above, $64.82 billion and $60.00 billion was invested in indemnified repurchase agreements as of June 30, 2017 and December 31, 2016, respectively. We or our agents held $69.10 billion and $63.96 billion as collateral for indemnified investments in repurchase agreements as of June 30, 2017 and December 31, 2016, respectively.
Additional information about our securities finance activities and other off-balance sheet arrangements is provided in Notes 7 and 9 to the consolidated financial statements included in this Form 10-Q.
RECENT ACCOUNTING DEVELOPMENTS
Information with respect to recent accounting developments is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 51

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
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended June 30, 2017, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of June 30, 2017.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended June 30, 2017, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Fee revenue:
Servicing fees	$1,339	$1,239	$2,635	$2,481
Management fees	397	293	779	563
Trading services	289	267	564	539
Securities finance	179	156	312	290
Processing fees and other	31	98	143	150
Total fee revenue	2,235	2,053	4,433	4,023
Net interest income:
Interest income	700	620	1,350	1,249
Interest expense	125	99	265	216
Net interest income	575	521	1,085	1,033
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	—	(1)	(40)	1
Gains (losses) related to investment securities, net	—	(1)	(40)	1
Total revenue	2,810	2,573	5,478	5,057
Provision for loan losses	3	4	1	8
Expenses:
Compensation and employee benefits	1,071	989	2,237	2,096
Information systems and communications	283	270	570	542
Transaction processing services	207	201	404	401
Occupancy	116	111	226	224
Acquisition and restructuring costs	71	20	100	124
Professional services	97	82	191	175
Amortization of other intangible assets	54	49	106	98
Other	132	138	283	250
Total expenses	2,031	1,860	4,117	3,910
Income before income tax expense	776	709	1,360	1,139
Income tax expense (benefit)	156	92	238	154
Net income from non-controlling interest	—	2	—	2
Net income	$620	$619	$1,122	$987
Net income available to common shareholders	$584	$585	$1,030	$904
Earnings per common share:
Basic	$1.56	$1.48	$2.72	$2.28
Diluted	1.53	1.47	2.69	2.25
Average common shares outstanding (in thousands):
Basic	375,395	394,160	378,293	396,790
Diluted	380,915	398,847	383,489	401,113
Cash dividends declared per common share	$.38	$.34	$.76	$.68

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2017	2016
Net income	$620	$619
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($110) and ($19), respectively	435	(213)
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $177 and $187, respectively	271	286
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of zero and ($3), respectively	3	(3)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of zero and $1, respectively	1	2
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($113) and ($72), respectively	(177)	(106)
Net unrealized gains (losses) on retirement plans, net of related taxes of ($1) and $1, respectively	2	1
Other comprehensive income (loss)	535	(33)
Total comprehensive income	$1,155	$586

	Six Months Ended June 30,
(In millions)	2017	2016
Net income	$1,122	$987
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $13 and ($10), respectively	526	94
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $308 and $358, respectively	472	546
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $5 and ($15), respectively	9	(22)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $2, respectively	2	3
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($164) and ($117), respectively	(247)	(174)
Net unrealized gains (losses) on retirement plans, net of related taxes of $2 and $3, respectively	8	(2)
Other comprehensive income (loss)	770	445
Total comprehensive income	$1,892	$1,432

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	June 30, 2017	December 31, 2016
Assets:	(Unaudited)
Cash and due from banks	$3,156	$1,314
Interest-bearing deposits with banks	63,617	70,935
Securities purchased under resale agreements	3,172	1,956
Trading account assets	896	1,024
Investment securities available-for-sale	59,025	61,998
Investment securities held-to-maturity (fair value of $36,169 and $34,994)	36,230	35,169
Loans and leases (less allowance for losses of $54 and $53)	24,307	19,704
Premises and equipment (net of accumulated depreciation of $3,611 and $3,333)	2,137	2,062
Accrued interest and fees receivable	2,805	2,644
Goodwill	5,945	5,814
Other intangible assets	1,693	1,750
Other assets	35,291	38,328
Total assets	$238,274	$242,698
Liabilities:
Deposits:
Non-interest-bearing	$50,957	$59,397
Interest-bearing—U.S.	24,438	30,911
Interest-bearing—non-U.S.	106,021	96,855
Total deposits	181,416	187,163
Securities sold under repurchase agreements	3,856	4,400
Other short-term borrowings	1,465	1,585
Accrued expenses and other liabilities	17,732	16,901
Long-term debt	11,737	11,430
Total liabilities	216,206	221,479
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,803	9,782
Retained earnings	18,202	17,459
Accumulated other comprehensive income (loss)	(1,270)	(2,040)
Treasury stock, at cost (129,773,003 and 121,940,502 shares)	(8,367)	(7,682)
Total shareholders’ equity	22,068	21,219
Total liabilities and shareholders' equity	$238,274	$242,698

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					987				987
Other comprehensive income (loss)						445			445
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $0.68 per share					(268)				(268)
Preferred stock					(82)				(82)
Common stock acquired							12,153	(715)	(715)
Common stock awards and options exercised, including income tax benefit of $3				21			(2,151)	89	110
Balance as of June 30, 2016	$3,196	503,880	$504	$9,767	$16,686	$(997)	114,230	$(7,083)	$22,073
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					1,122				1,122
Other comprehensive income (loss)						770			770
Cash dividends declared:
Common stock - $0.76 per share					(286)				(286)
Preferred stock					(91)				(91)
Common stock acquired							9,383	(750)	(750)
Common stock awards exercised				21			(1,551)	65	86
Other					(2)				(2)
Balance as of June 30, 2017	$3,196	503,880	$504	$9,803	$18,202	$(1,270)	129,773	$(8,367)	$22,068

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 56

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2017	2016
Operating Activities:
Net income	$1,122	$987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(56)	(32)
Amortization of other intangible assets	106	98
Other non-cash adjustments for depreciation, amortization and accretion, net	415	362
Losses (gains) related to investment securities, net	40	(1)
Change in trading account assets, net	128	(41)
Change in accrued interest and fees receivable, net	(161)	(53)
Change in collateral deposits, net	(1,047)	2,612
Change in unrealized losses on foreign exchange derivatives, net	3,578	(139)
Change in other assets, net	(1,787)	(307)
Change in accrued expenses and other liabilities, net	1,354	1,343
Other, net	307	183
Net cash provided by operating activities	3,999	5,012
Investing Activities:
Net decrease in interest-bearing deposits with banks	7,318	169
Net (increase) decrease in securities purchased under resale agreements	(1,216)	1,394
Proceeds from sales of available-for-sale securities	4,354	305
Proceeds from maturities of available-for-sale securities	15,178	13,621
Purchases of available-for-sale securities	(14,880)	(15,981)
Proceeds from maturities of held-to-maturity securities	1,621	2,344
Purchases of held-to-maturity securities	(2,636)	(2,649)
Net (increase) in loans and leases	(4,587)	(1,023)
Purchases of equity investments and other long-term assets	(19)	(214)
Purchases of premises and equipment, net	(325)	(328)
Proceeds from sale of joint venture investment	172	—
Other, net	36	76
Net cash provided by (used in) investing activities	5,016	(2,286)
Financing Activities:
Net (decrease) increase in time deposits	(17,067)	10,524
Net increase (decrease) in all other deposits	11,320	(9,021)
Net (decrease) in other short-term borrowings	(664)	(191)
Proceeds from issuance of long-term debt, net of issuance costs	747	1,492
Payments for long-term debt and obligations under capital leases	(471)	(1,420)
Proceeds from issuance of preferred stock, net	—	493
Purchases of common stock	(592)	(715)
Excess tax benefit related to stock-based compensation	—	3
Repurchases of common stock for employee tax withholding	(76)	(72)
Payments for cash dividends	(379)	(353)
Other, net	9	—
Net cash (used in) provided by financing activities	(7,173)	740
Net increase	1,842	3,466
Cash and due from banks at beginning of period	1,314	1,207
Cash and due from banks at end of period	$3,156	$4,673

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
Dispositions
In the first quarter of 2017, we completed the sale of our joint venture interest in IFDS U.K. for approximately $175 million in cash and the exchange of our joint venture interest in BFDS stock for $158 million in State Street's common stock. We recognized a pre-tax gain of $30 million, in the aggregate, in the six months ended June 30, 2017.

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

The standard does not apply to revenue associated with financial instruments, including loans and securities, or revenue recognized under other U.S. GAAP standards. Therefore NII, securities gains/ losses and revenue related to derivative instruments are not impacted by the standard. Our implementation efforts include the scoping of material revenue streams into cohorts, analysis of underlying contracts for each cohort, business unit workshops to further assess specific contracts and products, and the development of updated disclosures. Based on our efforts to date, we expect both the timing and amount of our material revenue streams, including servicing fees, management fees, trading services, and securities finance, to remain substantially unchanged as these revenues likely will continue to be recognized over time. Specifically, under the new standard we expect to recognize revenue related to these activities ratably over the term of the related agreements with customers as the customer simultaneously benefits from the services as they are performed. Due to the complexity of certain of our agreements, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and certain aspects may vary in some instances from recognition ratably over the contract term. While we have not yet identified any material changes, we continue to monitor industry developments and focus our assessment on areas such as costs that may require capitalization under the new standard and the impact of changes to the principal and agent guidance. The new standard modified the principal and agent guidance which may result in changes to gross or net treatment of revenue and expenses but would not affect net income.

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
January 1, 2020
We are currently assessing the impact of the standard on our consolidated financial statements, and a significant implementation project is in place to ensure that expected credit losses are calculated in accordance with the standard.  We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and are currently developing key accounting policies, evaluating existing credit loss models and processes and identifying a complete set of data requirements and sources.  Based on our analysis to date, we expect a significant effort to develop new or modified credit loss models and that the timing of the recognition of credit losses will accelerate under the new standard.

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
We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. Starting in the quarter ended March 31, 2017, we reclassified excess tax benefits related to stock-based compensation from financing activities to other operating activities. We continued to present repurchases of common stock for employee tax withholding in financing activities in the consolidated statements of cash flows for all periods presented.

As required by the transition provisions of the standard, excess tax benefits previously recognized in surplus prior to January 1, 2017 remain in surplus, and excess tax benefits recognized after January 1, 2017 are included in income tax expense. In connection with this change, we recognized a tax benefit of $11 million in the first six months of 2017. We elected to make no changes to our current policy of estimating forfeitures. Lastly, we did not make any changes to tax withholding rates.

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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the six months ended June 30, 2017, approximately $9 million of assets were transferred between levels 1 and 2. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the year ended December 31, 2016.

State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair-Value Measurements on a Recurring Basis
	as of June 30, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	383	114	—		497
Other	—	360	—		360
Total trading account assets	422	474	—		896
AFS Investment securities:
U.S. Treasury and federal agencies:
Direct obligations	231	402	—		633
Mortgage-backed securities	—	11,414	—		11,414
Asset-backed securities:
Student loans	—	5,887	—		5,887
Credit cards	—	1,556	—		1,556
Sub-prime	—	243	—		243
Other(2)	—	209	951		1,160
Total asset-backed securities	—	7,895	951		8,846
Non-U.S. debt securities:
Mortgage-backed securities	—	6,962	—		6,962
Asset-backed securities	—	2,828	63		2,891
Government securities	—	6,600	—		6,600
Other(3)	—	6,002	274		6,276
Total non-U.S. debt securities	—	22,392	337		22,729
State and political subdivisions	—	10,000	38		10,038
Collateralized mortgage obligations	—	2,443	—		2,443
Other U.S. debt securities	—	2,780	19		2,799
U.S. equity securities	—	45	—		45
Non-U.S. equity securities	—	1	—		1
U.S. money-market mutual funds	—	77	—		77
Total investment securities available-for-sale	231	57,449	1,345		59,025
Other assets:
Derivative instruments:
Foreign exchange contracts	—	13,366	5	$(9,243)	4,128
Total derivative instruments	—	13,366	5	(9,243)	4,128
Other	56	—	—	—	56
Total assets carried at fair value	$709	$71,289	$1,350	$(9,243)	$64,105
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$13,309	$3	$(7,337)	$5,975
Interest-rate contracts	15	109	—	(2)	122
Other derivative contracts	—	356	—	—	356
Total derivative instruments	15	13,774	3	(7,339)	6,453
Other	56	—	—	—	56
Total liabilities carried at fair value	$71	$13,774	$3	$(7,339)	$6,509

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $3,097 million and $1,193 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of June 30, 2017, the fair value of other asset-backed securities was primarily composed of $1,160 million of collateralized loan obligations.
(3) As of June 30, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,968 million of covered bonds and $1,264 million of corporate bonds.

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

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and six months ended June 30, 2017 and 2016, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and six months ended June 30, 2017 and 2016, transfers out of level 3 were mainly related to certain mortgage- and asset-backed securities, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2017
	Fair Value as of March 31, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$99	$—	$—	$—	$—	$—	$(99)	$—
Other	771	1	(1)	199	(120)	101	—	951
Total asset-backed securities	870	1	(1)	199	(120)	101	(99)	951
Non-U.S. debt securities:
Asset-backed securities	59	1	(1)	—	(16)	51	(31)	63
Other	256	—	—	—	18	—	—	274
Total Non-U.S. debt securities	315	1	(1)	—	2	51	(31)	337
State and political subdivisions	39	—	—	—	(1)	—	—	38
Collateralized mortgage obligations	39	—	—	—	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	19
Total AFS investment securities	1,263	2	(2)	218	(119)	152	(169)	1,345
Other assets:
Derivative instruments:
Foreign exchange contracts	2	1	—	2	—	—	—	5	$2
Total derivative instruments	2	1	—	2	—	—	—	5	2
Total assets carried at fair value	$1,265	$3	$(2)	$220	$(119)	$152	$(169)	$1,350	$2

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Six Months Ended June 30, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
Asset-backed securities:
Student loans	$97	$—	$2	$—	$—	$—	$(99)	$—
Other	905	2	(1)	354	(410)	101	—	951
Total asset-backed securities	1,002	2	1	354	(410)	101	(99)	951
Non-U.S. debt securities:
Asset-backed securities	32	1	(1)	31	(20)	51	(31)	63
Other	248	—	—	5	21	—	—	274
Total Non-U.S. debt securities	280	1	(1)	36	1	51	(31)	337
State and political subdivisions	39	—	—	—	(1)	—	—	38
Collateralized mortgage obligations	16	—	—	23	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	19
Total AFS investment securities	1,337	3	—	432	(410)	152	(169)	1,345
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(6)	—	7	(4)	—	—	5	$2
Total derivative instruments	8	(6)	—	7	(4)	—	—	5	2
Total assets carried at fair value	$1,345	$(3)	$—	$439	$(414)	$152	$(169)	$1,350	$2

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair-Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2016
	Fair Value as of March 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of June 30, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of June 30, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$300	$—	$—	$—	$—	$(275)	$25
Asset-backed securities:
Student loans	186	1	3	—	—	—	190
Other	1,813	9	(2)	19	(129)	—	1,710
Total asset-backed securities	1,999	10	1	19	(129)	—	1,900
Non-U.S. debt securities:
Asset-backed securities	127	—	—	53	(16)	(53)	111
Other	295	—	2		(7)	(29)	261
Total non-U.S. debt securities	422	—	2	53	(23)	(82)	372
State and political subdivisions	32	—	1	—	—	—	33
Collateralized mortgage obligations	82	—	—	—	(14)	—	68
Total AFS investment securities	2,835	10	4	72	(166)	(357)	2,398
Total assets carried at fair value	$2,835	$10	$4	$72	$(166)	$(357)	$2,398	$—

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

	Quantitative Information about Level 3 Fair-Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of June 30, 2017	As of December 31, 2016	Valuation Technique	Significant Unobservable Input(1)	As of June 30, 2017	As of December 31, 2016
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$—	$1	Discounted cash flows	Credit spread	—%	0.3%
State and political subdivisions	38	39	Discounted cash flows	Credit spread	1.9	1.8
Derivative instruments, foreign exchange contracts	5	8	Option model	Volatility	7.1	14.4
Total	$43	$48
Liabilities:
Derivative instruments, foreign exchange contracts	$3	$8	Option model	Volatility	6.4	14.4
Total	$3	$8

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

			Fair-Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
June 30, 2017
Financial Assets:
Cash and due from banks	$3,156	$3,156	$3,156	$—	$—
Interest-bearing deposits with banks	63,617	63,617	—	63,617	—
Securities purchased under resale agreements	3,172	3,172	—	3,172	—
Investment securities held-to-maturity	36,230	36,169	17,392	18,651	126
Net loans (excluding leases)	23,547	23,545	—	23,486	59
Financial Liabilities:
Deposits:
Non-interest-bearing	$50,957	$50,957	$—	$50,957	$—
Interest-bearing - U.S.	24,438	24,438	—	24,438	—
Interest-bearing - non-U.S.	106,021	106,021	—	106,021	—
Securities sold under repurchase agreements	3,856	3,856	—	3,856	—
Other short-term borrowings	1,465	1,465	—	1,465	—
Long-term debt	11,737	12,022	—	11,710	312

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost and fair value, and associated unrealized gains and losses, of investment securities as of the dates indicated:

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$632	$3	$2	$633	$4,265	$7	$9	$4,263
Mortgage-backed securities	11,445	61	92	11,414	13,340	76	159	13,257
Asset-backed securities:
Student loans(1)	5,871	36	20	5,887	5,659	12	75	5,596
Credit cards	1,575	3	22	1,556	1,377	—	26	1,351
Sub-prime	249	2	8	243	289	1	18	272
Other(2)	1,154	6	—	1,160	895	10	—	905
Total asset-backed securities	8,849	47	50	8,846	8,220	23	119	8,124
Non-U.S. debt securities:
Mortgage-backed securities	6,925	40	3	6,962	6,506	35	6	6,535
Asset-backed securities	2,884	7	—	2,891	2,513	4	1	2,516
Government securities	6,614	6	20	6,600	5,834	8	6	5,836
Other(3)	6,247	34	5	6,276	5,587	31	5	5,613
Total non-U.S. debt securities	22,670	87	28	22,729	20,440	78	18	20,500
State and political subdivisions	9,747	328	37	10,038	10,233	201	112	10,322
Collateralized mortgage obligations	2,449	21	27	2,443	2,610	18	35	2,593
Other U.S. debt securities	2,804	17	22	2,799	2,481	18	30	2,469
U.S. equity securities	40	7	2	45	39	6	3	42
Non-U.S. equity securities	1	—	—	1	3	—	—	3
U.S. money-market mutual funds	77	—	—	77	409	—	—	409
Non-U.S. money-market mutual funds	—	—	—	—	16	—	—	16
Total	$58,714	$571	$260	$59,025	$62,056	$427	$485	$61,998
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,479	$27	$35	$17,471	$17,527	$17	$58	$17,486
Mortgage-backed securities	11,937	35	200	11,772	10,334	20	221	10,133
Asset-backed securities:
Student loans(1)	2,738	17	15	2,740	2,883	5	30	2,858
Credit cards	858	3	—	861	897	2	—	899
Other	5	—	—	5	35	—	—	35
Total asset-backed securities	3,601	20	15	3,606	3,815	7	30	3,792
Non-U.S. debt securities:
Mortgage-backed securities	1,084	80	10	1,154	1,150	70	15	1,205
Asset-backed securities	365	1	—	366	531	—	—	531
Government securities	357	2	—	359	286	3	—	289
Other	122	—	—	122	113	1	—	114
Total non-U.S. debt securities	1,928	83	10	2,001	2,080	74	15	2,139
Collateralized mortgage obligations	1,285	41	7	1,319	1,413	42	11	1,444
Total	$36,230	$206	$267	$36,169	$35,169	$160	$335	$34,994

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of June 30, 2017 and December 31, 2016, the fair value of other ABS was primarily composed of $1,160 million and $905 million, respectively, of collateralized loan obligations.
(3) As of June 30, 2017 and December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,968 million and $3,769 million, respectively, of covered bonds and $1,264 million and $988 million, as of June 30, 2017 and December 31, 2016, respectively, of corporate bonds.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $52 billion and $46 billion as of June 30, 2017 and December 31, 2016, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

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
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$154	$1	$164	$1	$318	$2
Mortgage-backed securities	5,877	83	536	9	6,413	92
Asset-backed securities:
Student loans	233	1	2,449	19	2,682	20
Credit cards	—	—	498	22	498	22
Sub-prime	—	—	216	8	216	8
Total asset-backed securities	233	1	3,163	49	3,396	50
Non-U.S. debt securities:
Mortgage-backed securities	342	1	648	2	990	3
Government securities	4,471	20	—	—	4,471	20
Other	728	5	—	—	728	5
Total non-U.S. debt securities	5,541	26	648	2	6,189	28
State and political subdivisions	1,636	33	224	4	1,860	37
Collateralized mortgage obligations	906	23	171	4	1,077	27
Other U.S. debt securities	1,147	18	159	4	1,306	22
U.S. equity securities	—	—	6	2	6	2
Total	$15,494	$185	$5,071	$75	$20,565	$260
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$9,025	$34	$79	$1	$9,104	$35
Mortgage-backed securities	6,901	200	—	—	6,901	200
Asset-backed securities:
Student loans	619	8	728	7	1,347	15
Total asset-backed securities	619	8	728	7	1,347	15
Non-U.S. debt securities:
Mortgage-backed securities	—	—	290	10	290	10
Total non-U.S. debt securities	—	—	290	10	290	10
Collateralized mortgage obligations	437	2	182	5	619	7
Total	$16,982	$244	$1,279	$23	$18,261	$267

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

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of June 30, 2017. The maturities of certain asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$231	$8	$52	$342	$633
Mortgage-backed securities	254	1,463	3,241	6,456	11,414
Asset-backed securities:
Student loans	915	2,415	894	1,663	5,887
Credit cards	—	1,006	550	—	1,556
Sub-prime	—	2	2	239	243
Other	—	122	1,038	—	1,160
Total asset-backed securities	915	3,545	2,484	1,902	8,846
Non-U.S. debt securities:
Mortgage-backed securities	1,152	3,909	964	937	6,962
Asset-backed securities	370	2,261	260	—	2,891
Government securities	3,144	2,255	1,201	—	6,600
Other	2,030	3,535	711	—	6,276
Total non-U.S. debt securities	6,696	11,960	3,136	937	22,729
State and political subdivisions	398	2,493	5,181	1,966	10,038
Collateralized mortgage obligations	—	158	771	1,514	2,443
Other U.S. debt securities	507	924	1,368	—	2,799
Total	$9,001	$20,551	$16,233	$13,117	$58,902
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,199	$15,800	$414	$66	$17,479
Mortgage-backed securities	—	182	1,386	10,369	11,937
Asset-backed securities:
Student loans	307	246	291	1,894	2,738
Credit cards	124	734	—	—	858
Other	—	4	—	1	5
Total asset-backed securities	431	984	291	1,895	3,601
Non-U.S. debt securities:
Mortgage-backed securities	223	242	51	568	1,084
Asset-backed securities	127	238	—	—	365
Government securities	242	115	—	—	357
Other	76	46	—	—	122
Total non-U.S. debt securities	668	641	51	568	1,928
Collateralized mortgage obligations	7	15	483	780	1,285
Total	$2,305	$17,622	$2,625	$13,678	$36,230

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Six Months Ended June 30,
(In millions)	2017	2016
Balance, beginning of period	$66	$92
Additions:
Losses for which OTTI was not previously recognized	—	1
Deductions:
Previously recognized losses related to securities sold or matured	(2)	(2)
Balance, end of period	$64	$91
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
For certain debt securities acquired which are considered to be beneficial interests in securitized financial assets, the excess of our estimate of undiscounted future cash flows from these securities over their initial recorded investment is accreted into interest income on a level-yield basis over the securities’ estimated remaining terms. Subsequent decreases in these securities’ expected future cash flows are either recognized prospectively through an adjustment of the yields on the securities over their remaining terms, or are evaluated for OTTI. Increases in expected future cash flows are recognized prospectively over the securities’ estimated remaining terms through the recalculation of their yields.

Impairment:
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 149 to 152 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
We recorded less than $1 million of OTTI in the six months ended June 30, 2017 and $1 million of OTTI in the six months ended June 30, 2016, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying mortgage- and asset-backed securities and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $527 million related to 1,309 securities as of June 30, 2017 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	June 30, 2017	December 31, 2016
Domestic:
Commercial and financial:
Loans to investment funds	$13,795	$11,734
Senior secured bank loans	3,464	3,256
Loans to municipalities	1,909	1,352
Other	59	70
Commercial real estate	—	27
Lease financing	297	338
Total domestic	19,524	16,777
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,051	2,224
Senior secured bank loans	323	252
Lease financing	463	504
Total non-U.S.	4,837	2,980
Total loans and leases	24,361	19,757
Allowance for loan and lease losses	(54)	(53)
Loans and leases, net of allowance	$24,307	$19,704
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans, and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of June 30, 2017 and December 31, 2016, the loans pledged as collateral totaled $2.1 billion and $1.5 billion, respectively.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

June 30, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$19,184	$—	$760	$19,944
Speculative(2)	4,417	—	—	4,417
Total	$23,601	$—	$760	$24,361

December 31, 2016	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,889	$27	$842	$15,758
Speculative(2)	3,984	—	—	3,984
Substandard(3)	15	—	—	15
Total	$18,888	$27	$842	$19,757

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	June 30, 2017				December 31, 2016
(In millions)	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$—	$15
Collectively evaluated for impairment	23,601	—	760	24,361	18,873	27	842	19,742
Total	$23,601	$—	$760	$24,361	$18,888	$27	$842	$19,757

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of June 30, 2017, no loans were individually evaluated for impairment. As of December 31, 2016, $0.2 million of the allowance for loan and lease loss related to commercial and financial loans were individually evaluated for impairment.

As of June 30, 2017, we had no impaired loans and leases. As of December 31, 2016, we identified one commercial and financial loan as impaired, with both a recorded investment and unpaid principal balance of $15 million. The impaired loan had zero related interest income and an associated allowance for loan losses of $0.2 million.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the six months ended June 30, 2017 and the year ended December 31, 2016.
As of June 30, 2017, there were no loans or leases on non-accrual status. As of December 31, 2016, there was one commercial and financial loan on non-accrual status and no CRE loans or leases were on non-accrual status. There were no loans and leases 90 days or more contractually past due as of June 30, 2017 and December 31, 2016.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,
	2017	2016
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$51	$47
Provision for loan and lease losses	3	4
Charge-offs	—	—
Ending balance	$54	$51

	Six Months Ended June 30,
	2017	2016
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$53	$46
Provision for loan and lease losses	1	8
Charge-offs	—	(3)
Ending balance	$54	$51

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

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

	June 30, 2017			December 31, 2016
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance	$5,550	$264	$5,814	$5,641	$30	$5,671
Acquisitions(1)	17	—	17	—	236	236
Divestitures and other reductions	(3)	—	(3)	(11)	—	(11)
Foreign currency translation	114	3	117	(80)	(2)	(82)
Ending balance	$5,678	$267	$5,945	$5,550	$264	$5,814

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

	June 30, 2017			December 31, 2016
(In millions)	Investment Servicing	Investment Management	Total	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance	$1,539	$211	$1,750	$1,753	$15	$1,768
Acquisitions(1)	11	—	11	—	217	217
Divestitures	(6)	—	(6)	(8)	—	(8)
Amortization	(91)	(15)	(106)	(186)	(21)	(207)
Foreign currency translation and other, net	44	—	44	(20)	—	(20)
Ending balance	$1,497	$196	$1,693	$1,539	$211	$1,750

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	June 30, 2017			December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,621	$(1,352)	$1,269	$2,620	$(1,306)	$1,314
Core deposits	676	(299)	377	661	(277)	384
Other	132	(85)	47	132	(80)	52
Total	$3,429	$(1,736)	$1,693	$3,413	$(1,663)	$1,750

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	June 30, 2017	December 31, 2016
Receivable - securities lending(1)	$22,531	$21,204
Derivative instruments, net	4,128	7,321
Bank-owned life insurance	3,197	3,158
Investments in joint ventures and other unconsolidated entities	2,115	2,363
Collateral, net	726	2,236
Accounts receivable	719	886
Prepaid expenses	475	333
Receivable for securities settlement	420	40
Income taxes receivable	221	106
Deferred tax assets, net of valuation allowance(2)	211	210
Deposits with clearing organizations	117	132
Other(3)	431	339
Total	$35,291	$38,328

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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of June 30, 2017 and December 31, 2016, we had recorded approximately $3.51 billion and $1.99 billion, respectively, of cash collateral received from counterparties and approximately $1.83 billion and

$4.39 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of June 30, 2017 and December 31, 2016 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of June 30, 2017 totaled approximately $1.51 billion, against which we provided $1 million of underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of June 30, 2017 was approximately $1.51 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
Derivatives Not Designated as Hedging Instruments:
In connection with our trading activities, we use derivative financial instruments in our role as a financial intermediary and as both a manager and servicer of financial assets, in order to accommodate our clients' investment and risk management needs. In addition, we use derivative financial instruments for risk management purposes as economic hedges, which are not formally designated as accounting hedges, in order to contribute to our overall corporate earnings and liquidity. These activities are designed to generate trading services revenue and to manage volatility in our NII. The level of market risk that we assume is a function of our overall objectives and liquidity needs, our clients' requirements and market volatility. For additional information on derivative not designated as hedging instruments, refer to pages 161 to 162 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Derivatives Designated as Hedging Instruments:
In connection with our asset-and-liability management activities, we use derivative financial instruments to manage our interest rate risk and foreign currency risk. Interest rate risk, defined as the sensitivity of income or financial condition to

State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

variations in interest rates, is a significant non-trading market risk to which our assets and liabilities are exposed. We manage our interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative financial instruments, most frequently interest-rate swaps. Interest rate swap agreements alter the interest-rate characteristics of specific balance sheet assets or liabilities. We use foreign exchange forward and swap contracts to hedge foreign exchange exposure to various foreign currencies with respect to certain assets and liabilities. Our hedging relationships are formally designated, and qualify for hedge accounting, as fair value, cash flow or net investment hedges. For additional information on derivatives designated as hedging instruments, refer to pages 162 to 166 in Note 10 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 4.3 years as of June 30, 2017, compared to 4.5 years as of December 31, 2016.
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

June 30, 2017	Maturity	Paid Fixed Interest Rate
Senior Notes
	2020	2.55%
	2021	4.38
	2021	1.95
	2022	2.65
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2023	3.10

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
We have entered into an interest rate swap agreement to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of June 30, 2017, the maximum maturity date of the underlying loans is approximately 5.0 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$12,154	$13,455
Foreign exchange contracts:
Forward, swap and spot	1,568,130	1,414,765
Options purchased	348	337
Options written	184	202
Futures	1	—
Other:
Stable value contracts	25,400	27,182
Deferred value awards(1)(2)	594	409
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,157	10,169
Foreign exchange contracts:
Forward and swap	17,539	8,564

(1) Represents grants of deferred value awards to employees; refer to discussion in this note under "Derivatives Not Designated as Hedging Instruments."
(2) Amount as of December 31, 2016 reflects $249 million related to the acceleration of expense associated with certain cash settled deferred incentive compensation awards.
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	June 30, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,364	$—	$1,364
Long-term debt(1)	8,493	—	8,493
Floating-rate loans	—	300	300
Total	$9,857	$300	$10,157

December 31, 2016(2)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,444
Long-term debt(1)	8,725
Total	$10,169

(1) As of June 30, 2017, these fair value hedges increased the carrying value of long-term debt presented in our consolidated statement of condition by $12 million. As of December 31, 2016, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $15 million.
(2) As of December 31, 2016, there were no interest-rate contracts designated as cash flow hedges.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended June 30,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.34%	2.61%	3.43%	2.24%

	Six Months Ended June 30,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.37%	2.58%	3.43%	2.22%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8 to the consolidated financial statements in this Form 10-Q.

	Derivative Assets(1)
	Fair Value
(In millions)	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13,323	$15,982
Total	$13,323	$15,982

Derivatives designated as hedging instruments:
Foreign exchange contracts	$48	$502
Interest-rate contracts	—	68
Total	$48	$570

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$13,166	$15,881
Other derivative contracts	356	380
Total	$13,522	$16,261

Derivatives designated as hedging instruments:
Foreign exchange contracts	$146	$75
Interest-rate contracts	124	348
Total	$270	$423

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$170	$162	$333	$316
Interest-rate contracts	Processing fees and other revenue	—	—	—	1
Interest-rate contracts	Trading services revenue	8	(3)	9	(4)
Credit derivative contracts	Trading services revenue	—	—	—	(1)
Other derivative contracts	Trading services revenue	—	(4)	—	(4)
Other derivative contracts	Compensation and employee benefits	(29)	57	(95)	127
Total		$149	$212	$247	$435

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended June 30,				Three Months Ended June 30,
(In millions)		2017	2016			2017	2016
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$4	$(25)	Investment securities	Processing fees and other revenue	$(4)	$25
Foreign exchange contracts	Processing fees and other revenue	102	(2)	FX deposit	Processing fees and other revenue	(101)	2
Interest-rate contracts	Processing fees and other revenue	3	(6)	Available-for-sale securities	Processing fees and other revenue(1)	(2)	6
Interest-rate contracts	Processing fees and other revenue	64	128	Long-term debt	Processing fees and other revenue	(63)	(121)
Total		$173	$95			$(170)	$(88)

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Six Months Ended June 30,				Six Months Ended June 30,
		2017	2016			2017	2016
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$2	$19	Investment securities	Processing fees and other revenue	$(2)	$(19)
Foreign exchange contracts	Processing fees and other revenue	1,081	246	FX deposit	Processing fees and other revenue	(1,081)	(246)
Interest-rate contracts	Processing fees and other revenue	15	(36)	Available-for-sale securities	Processing fees and other revenue(2)	(13)	37
Interest-rate contracts	Processing fees and other revenue	44	376	Long-term debt	Processing fees and other revenue	(44)	(361)
Total		$1,142	$605			$(1,140)	$(589)

(1) In the three months ended June 30, 2017 and 2016, $3 million and $(3) million, respectively, of net unrealized gains (losses) on AFS investment securities designated in fair value hedges were recognized in OCI.
(2) In the six months ended June 30, 2017 and 2016, $9 million and $(22) million, respectively, of net unrealized gains (losses) on AFS investment securities designated in fair value hedges were recognized in OCI.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in NII, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(In millions)	2017	2016		2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$—	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	14	(114)	Net interest income	—	—	Net interest income	7	6
Total	$13	$(114)		$—	$—		$7	$6

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(87)	$51	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$(87)	$51		$—	$—		$—	$—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016		2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$—	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	(92)	(227)	Net interest income	—	—	Net interest income	13	11
Total	$(93)	$(227)		$—	$—		$13	$11

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(101)	$51	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$(101)	$51		$—	$—		$—	$—

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
As of June 30, 2017 and December 31, 2016, the fair value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $2.69 billion and $1.77 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $10.5 million and $166 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	June 30, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$13,371	$(6,146)	$7,225		$7,225
Cash collateral and securities netting	NA	(3,097)	(3,097)	$(167)	(3,264)
Total derivatives	13,371	(9,243)	4,128	(167)	3,961
Other financial instruments:
Resale agreements and securities borrowing(6)	60,700	(34,997)	25,703	(25,703)	—
Total derivatives and other financial instruments	$74,071	$(44,240)	$29,831	$(25,870)	$3,961

Assets:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,484	$(8,257)	$8,227		$8,227
Interest-rate contracts	68	(68)	—		—
Cash collateral and securities netting	NA	(906)	(906)	$(247)	(1,153)
Total derivatives	16,552	(9,231)	7,321	(247)	7,074
Other financial instruments:
Resale agreements and securities borrowing(6)	58,677	(35,517)	23,160	(22,939)	221
Total derivatives and other financial instruments	$75,229	$(44,748)	$30,481	$(23,186)	$7,295

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
(4) Includes securities in connection with our securities borrowing transactions.
(5) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
(6) Included in the $25,703 million as of June 30, 2017 were $3,172 million of resale agreements and $22,531 million of collateral provided related to securities borrowing. Included in the $23,160 million as of December 31, 2016 were $1,956 million of resale agreements and $21,204 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
NA Not applicable

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	June 30, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$13,312	$(6,145)	$7,167		$7,167
Interest-rate contracts(6)	124	(2)	122		122
Other derivative contracts	356	—	356		356
Cash collateral and securities netting	NA	(1,193)	(1,193)	$(318)	(1,511)
Total derivatives	13,792	(7,340)	6,452	(318)	6,134
Other financial instruments:
Repurchase agreements and securities lending(7)	43,168	(34,997)	8,171	(5,844)	2,327
Total derivatives and other financial instruments	$56,960	$(42,337)	$14,623	$(6,162)	$8,461

Liabilities:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,956	$(8,253)	$7,703		$7,703
Interest-rate contracts	348	(73)	275		275
Other derivative contracts	380	—	380		380
Cash collateral and securities netting	NA	(2,356)	(2,356)	$(180)	(2,536)
Total derivatives	16,684	(10,682)	6,002	(180)	5,822
Other financial instruments:
Resale agreements and securities lending(7)	44,933	(35,517)	9,416	(7,059)	2,357
Total derivatives and other financial instruments	$61,617	$(46,199)	$15,418	$(7,239)	$8,179

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
(4) Includes securities provided in connection with our securities lending transactions.
(5) Includes amounts secured by collateral not determined to be subject to enforceable netting arrangements.
(6) Variation margin payments presented as settlements rather than collateral.
(7) Included in the $8,171 million as of June 30, 2017 were $3,856 million of repurchase agreements and $4,315 million of collateral received related to securities lending. Included in the $9,416 million as of December 31, 2016 were $4,400 million of repurchase agreements and $5,016 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
NA Not applicable

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
The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2017
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$33,960	$—	$—	$33,960
Total	33,960	—	—	33,960
Securities lending transactions:
Corporate debt securities	45	—	—	45
Equity securities	8,670	—	437	9,107
Non-U.S. sovereign debt	56	—	—	56
Total	8,771	—	437	9,208
Gross amount of recognized liabilities for repurchase agreements and securities lending	$42,731	$—	$437	$43,168

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,509	$—	$—	$35,509
Total	35,509	—	—	35,509
Securities lending transactions:
Corporate debt securities	53	—	—	53
Equity securities	8,337	—	1,034	9,371
Total	8,390	—	1,034	9,424
Gross amount of recognized liabilities for repurchase agreements and securities lending	$43,899	$—	$1,034	$44,933

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

(In millions)	June 30, 2017	December 31, 2016
Commitments:
Unfunded credit facilities	$26,708	$26,993

Guarantees(1):
Indemnified securities financing	$370,472	$360,452
Stable value protection	25,400	27,182
Standby letters of credit	3,410	3,459

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of June 30, 2017, approximately 72% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	June 30, 2017	December 31, 2016
Fair value of indemnified securities financing	$370,472	$360,452
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	387,747	377,919
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	64,824	60,003
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	69,100	63,959
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of June 30, 2017 and December 31, 2016, we had approximately $22.53 billion and $21.20 billion, respectively, of collateral provided and approximately $4.31 billion and $5.02 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
We evaluate our needs for accruals of loss contingencies related to legal and regulatory proceedings on a case-by-case basis. When we have a liability that we deem probable, and we deem the amount of such liability can be reasonably estimated as of the date of our consolidated financial statements, we accrue for our estimate of the amount of loss. We also consider a loss probable and establish an accrual when we make, or intend to make, an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of legal and regulatory proceedings and the amount of reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, an amount (or range) of loss might not be reasonably estimated until the later stages of the proceeding due to many factors (collectively, "factors influencing reasonable estimates"), such as the presence of complex or novel legal theories, the discretion of governmental authorities in seeking sanctions or negotiating resolutions in civil and criminal matters, the pace and timing of discovery and other assessments of facts and the procedural posture of the matter.
As of June 30, 2017, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $45 million (excluding approximately $32 million relating to client reimbursements in connection with errors in invoicing certain of our Investment Servicing clients, described below). To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of June 30, 2017, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $15 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters, including the Invoicing Matter, Federal Reserve/Massachusetts Division of Banks Written Agreement and Shareholder Litigation discussed below, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss (including reasonably possible loss in excess of amounts

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accrued), and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to, among other factors, one or more considerations consistent with the factors influencing reasonable estimates described in the above discussion of probable loss accruals. These considerations are particularly prevalent in governmental and regulatory inquiries and investigations and, as a result, reasonably possible loss estimates often are not feasible until the later stages of the inquiry or investigation or of any related legal or regulatory proceeding. An adverse outcome in one or more of the matters for which we do not estimate the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, including matters that if adversely concluded may present material financial, regulatory and reputational risks, no conclusion as to the ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
The following discussion provides information with respect to significant legal, governmental and regulatory matters.
Transition Management
In January 2014, we entered into a settlement with the FCA, pursuant to which we paid a fine of £22.9 million (approximately $37.8 million), as a result of our having charged six clients of our U.K. transition management business during 2010 and 2011 amounts in excess of the contractual terms. The SEC and the DOJ opened separate investigations into this matter. The U.S. Attorney’s office in Boston has charged three former employees in our transition management business with criminal fraud in connection with their alleged role in this matter. Two of these individuals have pled guilty to one count of criminal conspiracy. Charges remain pending against the third individual. The SEC has also commenced a parallel civil enforcement proceeding against that individual.
On January 18, 2017, we announced that we had entered into a settlement agreement with the DOJ and the United States Attorney for the District of Massachusetts to resolve their investigation. Under the terms of the agreement, we, among other things, paid a fine of $32.3 million and entered into a deferred prosecution agreement. Under the deferred prosecution agreement, we agreed to retain an independent compliance and ethics monitor for a term of three years (subject to extension) which will, among other things, review and monitor the effectiveness of our compliance controls and business ethics and make related recommendations.
We have reached an agreement in principle with the Staff of the SEC and have offered to pay a penalty of $32.3 million (equal to the fine paid to the DOJ). The settlement, including our agreement to engage an independent ethics and compliance consultant, has been submitted to the SEC for its review and approval.
As of June 30, 2017, we had an accrual of $32.3 million with respect to the SEC investigation but had not yet finalized a settlement.
GovEx
We have been cooperating in connection with an inquiry by the SEC relating to the GovEx electronic trading platform, which was offered and operated by State Street Global Markets, LLC from September 2009 to July 2015. The subjects of the inquiry are our communications related to volume, pricing and functionalities of the platform. We have reached an agreement in principle with the Staff of the SEC and have offered to pay a penalty of $3 million. The settlement has been submitted to the SEC for its review and approval. As of June 30, 2017, we had accrued $3 million for this matter.
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
Invoicing Matter
In December 2015, we announced a review of the manner in which we invoiced certain expenses to

State Street Corporation | 89

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

some of our Investment Servicing clients, primarily in the United States, during an 18-year period going back to 1998, and our determination that we had incorrectly invoiced clients for certain expenses. We informed our clients in December 2015 that we will pay to them the amounts we concluded were incorrectly invoiced to them, plus interest. We currently expect the cumulative total of our payments to be at least $340 million (including interest), in connection with that review, which is ongoing, of which approximately $32 million has not yet been paid to clients and is accrued in our consolidated statement of condition at June 30, 2017. We are implementing enhancements to our billing processes, and we are reviewing the conduct of our employees and have taken appropriate steps to address conduct inconsistent with our standards, including, in some cases, termination of employment. We are also evaluating other billing practices relating to our Investment Servicing clients, including calculation of asset-based fees.
We have received a purported class action demand letter alleging that our invoicing practices were unfair and deceptive under Massachusetts law. A class of customers, or particular customers, may assert that we have not paid to them all amounts incorrectly invoiced, and may seek double or treble damages under Massachusetts law. In addition, in March 2017, a purported class action was commenced against us alleging that our invoicing practices violated duties owed to retirement plan customers under ERISA.
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL and the Massachusetts Attorney General, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing error merited civil or criminal sanctions, any fine or other penalty could be a significant percentage or a multiple of the portion of the overcharging serving as the basis of such a claim or of the full amount of the overcharging. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business.
Any governmental or regulatory proceeding or sanction or the outcome of any litigation could have a material adverse effect on our reputation or business, including the imposition of restrictions on the operation of our business or a reduction in client demand. Resolution of these matters could also have a material adverse effect on our consolidated results of operations for the period or periods in which such matters are resolved or an accrual is determined to be required. No accrual, other than a reserve for client reimbursement, is reflected on our consolidated statement of condition as of June 30, 2017.
Shareholder Litigation
In January 2017, a State Street shareholder filed a purported class action complaint against the Company alleging that statements made by the Company in its annual reports for the 2011-2015 period regarding its internal controls and procedures were misleading due to the failure of those controls and procedures to detect the practices at issue in the Transition Management and Invoicing Matters discussed above. In July 2017, a State Street shareholder filed a derivative complaint against the Company demanding that the Company take legal action against its past and present officers and directors to recover alleged damages from the incorrect invoicing of certain expenses and from the January 2016 settlement with the SEC concerning Ohio public retirement plans and that the Company institute various corporate governance reforms.
Income Taxes:
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $63 million as of June 30, 2017 decreased from $71 million as of December 31, 2016.
We are presently under audit by a number of tax authorities and the Internal Revenue Service is currently reviewing our U.S. income tax returns for

State Street Corporation | 90

STATE STREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2010. Management believes that we have sufficiently accrued liabilities as of June 30, 2017 for tax exposures.

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 174 to 175 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Tax-Exempt Investment Program:
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of June 30, 2017 and December 31, 2016, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.31 billion and $1.35 billion, respectively, and other short-term borrowings of $1.11 billion and $1.16 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.

The trusts had a weighted-average life of approximately 4.3 years as of June 30, 2017, compared to approximately 4.5 years as of December 31, 2016.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of June 30, 2017, our commitments to the trusts under these liquidity facilities and letters of credit totaled $1.13 billion and $351 million, respectively, and none of the liquidity facilities were utilized.
Interests in Investment Funds:
As of June 30, 2017 and December 31, 2016, we had no consolidated funds.
As of June 30, 2017 and December 31, 2016, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $94 million and $121 million as of June 30, 2017 and December 31, 2016, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock:
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of June 30, 2017:

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$7	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	—	—	—	—	—	—
Series G	1,338	0.33	7	951	0.24	5
Total			$36			$33

	Six Months Ended June 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$2,626	$0.66	$13	$2,626	$0.66	$13
Series D	2,950	0.74	22	2,950	0.74	22
Series E	3,000	0.76	22	3,000	0.76	22
Series F	2,625	26.25	20	2,625	26.25	20
Series G	2,676	0.66	14	951	0.24	5
Total			$91			$82

(1) Dividends were paid in June 2017.
In July 2017, we declared dividends on our Series C, D, E, F and G preferred stock of approximately $1,313, $1,475, $1,500, $2,625 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38, $26.25 and

State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million, $20 million and $7 million on our Series C, D, E, F and G preferred stock, respectively, which will be paid in September 2017.
Common Stock:
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). No shares were purchased by us under this program in the quarter ended June 30, 2017.
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under the 2016 Program during the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	2.7	$83.84	$227	9.4	$79.93	$750

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016		2017		2016
Common Stock	$0.38	$142	$0.34	$133	$0.76	$286	$0.68	$268
Accumulated Other Comprehensive Income (Loss):
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	June 30, 2017	December 31, 2016
Net unrealized gains (losses) on cash flow hedges	$(18)	$229
Net unrealized gains (losses) on available-for-sale securities portfolio	254	(225)
Net unrealized gains (losses) related to reclassified available-for-sale securities	18	25
Net unrealized gains (losses) on available-for-sale securities	272	(200)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(77)	(86)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(6)	95
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(7)	(9)
Net unrealized losses on retirement plans	(186)	(194)
Foreign currency translation	(1,248)	(1,875)
Total	$(1,270)	$(2,040)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Six Months Ended June 30, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(247)	505	(101)	2	(1)	627	785
Amounts reclassified into (out of) earnings	—	(24)	—	—	9	—	(15)
Other comprehensive income (loss)	(247)	481	(101)	2	8	627	770
Balance as of June 30, 2017	$(18)	$195	$(6)	$(7)	$(186)	$(1,248)	$(1,270)

State Street Corporation | 94

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gain (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(174)	522	51	4	(4)	43	442
Amounts reclassified into (out of) earnings	—	2	—	(1)	2	—	3
Other comprehensive income (loss)	(174)	524	51	3	(2)	43	445
Balance as of June 30, 2016	$119	$396	$37	$(13)	$(185)	$(1,351)	$(997)
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended June 30,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities	$—	$(1)	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	—	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of $1 and ($1), respectively	3	1	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$3	$(1)

	Six Months Ended June 30,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $16 and ($1), respectively	$(24)	$2	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	—	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($2) and ($3), respectively	9	2	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$(15)	$3

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
As of June 30, 2017, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of June 30, 2017, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since June 30, 2017 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 96

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches June 30, 2017(1)	Basel III Standardized Approach June 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches June 30, 2017(1)	Basel III Standardized Approach June 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,307	$10,307	$10,286	$10,286	$11,382	$11,382	$11,376	$11,376
Retained earnings			18,202	18,202	17,459	17,459	12,188	12,188	12,285	12,285
Accumulated other comprehensive income (loss)			(1,266)	(1,266)	(1,936)	(1,936)	(1,060)	(1,060)	(1,648)	(1,648)
Treasury stock, at cost			(8,367)	(8,367)	(7,682)	(7,682)	—	—	—	—
Total			18,876	18,876	18,127	18,127	22,510	22,510	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,714)	(6,714)	(6,348)	(6,348)	(6,417)	(6,417)	(6,060)	(6,060)
Other adjustments			(155)	(155)	(155)	(155)	(91)	(91)	(148)	(148)
Common equity tier 1 capital			12,007	12,007	11,624	11,624	16,002	16,002	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(38)	(38)	(103)	(103)	—	—	—	—
Tier 1 capital			15,165	15,165	14,717	14,717	16,002	16,002	15,805	15,805
Qualifying subordinated long-term debt			1,074	1,074	1,172	1,172	1,078	1,078	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			4	75	19	77	—	75	15	77
Other adjustments			—	—	1	1	—	—	—	—
Total capital			$16,243	$16,314	$15,909	$15,967	$17,080	$17,155	$16,999	$17,061
Risk-weighted assets:
Credit risk			$52,755	$105,785	$50,900	$98,125	$50,010	$102,642	$47,383	$94,413
Operational risk(4)			44,123	NA	44,579	NA	43,552	NA	44,043	NA
Market risk(5)			3,387	1,284	3,822	1,751	3,388	1,284	3,822	1,751
Total risk-weighted assets			$100,265	$107,069	$99,301	$99,876	$96,950	$103,926	$95,248	$96,164
Adjusted quarterly average assets			$216,940	$216,940	$226,310	$226,310	$214,022	$214,022	$222,584	$222,584

Capital Ratios:	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	12.0%	11.2%	11.7%	11.6%	16.5%	15.4%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.1	14.2	14.8	14.7	16.5	15.4	16.6	16.4
Total capital	10.0	9.0	16.2	15.2	16.0	16.0	17.6	16.5	17.8	17.7
Tier 1 leverage	4.0	4.0	7.0	7.0	6.5	6.5	7.5	7.5	7.1	7.1

(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of June 30, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of June 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of June 30, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of June 30, 2017.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016.
NA Not applicable

State Street Corporation | 97

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest income:
Deposits with banks	$41	$30	$76	$73
Investment securities:
U.S. Treasury and federal agencies	208	209	420	420
State and political subdivisions	56	54	114	108
Other investments	164	189	323	371
Securities purchased under resale agreements	69	35	115	71
Loans and leases	118	93	224	184
Other interest-earning assets	44	10	78	22
Total interest income	700	620	1,350	1,249
Interest expense:
Deposits	14	16	57	54
Securities sold under repurchase agreements	—	—	1	1
Short-term borrowings	3	2	5	2
Long-term debt	75	62	148	122
Other interest-bearing liabilities	33	19	54	37
Total interest expense	125	99	265	216
Net interest income	$575	$521	$1,085	$1,033
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Insurance	$28	$21	$58	$44
Regulatory fees and assessments	18	18	45	38
Securities processing	9	6	16	10
Litigation	(17)	—	(17)	—
Other	94	93	181	158
Total other expenses	$132	$138	$283	$250
Acquisition Costs
We recorded acquisition costs of $9 million and $7 million in the three months ended June 30, 2017 and 2016, respectively. Costs incurred in the three months ended June 30, 2017 related to our acquisition of GEAM on July 1, 2016.

Restructuring Charges
In the second quarter and first six months of 2017, we recorded restructuring charges of $62 million and $79 million, respectively, compared to $13 million and $110 million in the same periods of 2016. The charges were primarily related to State Street Beacon.
The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Consolidation	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for State Street Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Accrual Balance at March 31, 2016	$91	$10	$7	$108
Accruals for State Street Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Accrual Balance at June 30, 2016	$55	$22	$5	$82
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for State Street Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
Accruals for State Street Beacon	60	—	2	62
Payments and other adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100
Note 16.    Earnings Per Common Share
Basic EPS is calculated pursuant to the “two-class” method, by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS is calculated pursuant to the two-class method, by dividing net income available to common shareholders by the total weighted-average number of common shares outstanding for the period plus the shares representing the dilutive effect of equity-based awards. The effect of equity-based awards is excluded from the calculation of diluted EPS in periods in which their effect would be anti-dilutive.
The two-class method requires the allocation of undistributed net income between common and participating shareholders. Net income available to common shareholders, presented separately in our consolidated statement of income, is the basis for the calculation of both basic and diluted EPS. Participating securities are composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-

State Street Corporation | 98

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016
Net income	$620	$619
Less:
Preferred stock dividends	(36)	(33)
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)
Net income available to common shareholders	$584	$585
Average common shares outstanding (In thousands):
Basic average common shares	375,395	394,160
Effect of dilutive securities: equity-based awards	5,520	4,687
Diluted average common shares	380,915	398,847
Anti-dilutive securities(2)	293	3,277
Earnings per Common Share:
Basic	$1.56	$1.48
Diluted(3)	1.53	1.47

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016
Net income	$1,122	$987
Less:
Preferred stock dividends	(91)	(82)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$1,030	$904
Average common shares outstanding (In thousands):
Basic average common shares	378,293	396,790
Effect of dilutive securities: equity-based awards	5,196	4,323
Diluted average common shares	383,489	401,113
Anti-dilutive securities(2)	527	3,426
Earnings per Common Share:
Basic	$2.72	$2.28
Diluted(3)	2.69	2.25

(1) Represents the portion of net income available to common equity allocated to participating securities, composed of unvested and fully vested SERP shares and fully vested deferred director stock awards, which are equity-based awards that contain non-forfeitable rights to dividends, and are considered to participate with the common stock in undistributed earnings.
(2) Represents equity-based awards outstanding but not included in the computation of diluted average common shares, because their effect was anti-dilutive. Additional information about equity-based awards is provided in Note 18 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
(3) Calculations reflect allocation of earnings to participating securities using the two-class method, as this computation is more dilutive than the treasury stock method.

State Street Corporation | 99

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended June 30,
	Investment Servicing			Investment Management		Other		Total
(Dollars in millions)	2017	2016		2017	2016	2017	2016	2017	2016
Servicing fees	$1,339	$1,239		$—	$—	$—	$—	$1,339	$1,239
Management fees	—	—		397	293	—	—	397	293
Trading services	272	254		17	13	—	—	289	267
Securities finance	179	156		—	—	—	—	179	156
Processing fees and other	32	103		(1)	(5)	—	—	31	98
Total fee revenue	1,822	1,752		413	301	—	—	2,235	2,053
Net interest income	576	520		(1)	1	—	—	575	521
Gains (losses) related to investment securities, net	—	(1)		—	—	—	—	—	(1)
Total revenue	2,398	2,271		412	302	—	—	2,810	2,573
Provision for loan losses	3	4		—	—	—	—	3	4
Total expenses	1,649	1,599		311	244	71	17	2,031	1,860
Income before income tax expense	$746	$668		$101	$58	$(71)	$(17)	$776	$709
Pre-tax margin	31%	29%		25%	19%			28%	28%

	Six Months Ended June 30,
	Investment Servicing			Investment Management		Other		Total
(Dollars in millions)	2017	2016		2017	2016	2017	2016	2017	2016
Servicing fees	$2,635	$2,481		$—	$—	$—	$—	$2,635	$2,481
Management fees	—	—		779	563	—	—	779	563
Trading services	529	512		35	27	—	—	564	539
Securities finance	312	290		—	—	—	—	312	290
Processing fees and other	138	152		5	(2)	—	—	143	150
Total fee revenue	3,614	3,435		819	588	—	—	4,433	4,023
Net interest income	1,085	1,032		—	1	—	—	1,085	1,033
Gains (losses) related to investment securities, net	(40)	1		—	—	—	—	(40)	1
Total revenue	4,659	4,468	—	819	589	—	—	5,478	5,057
Provision for loan losses	1	8		—	—	—	—	1	8
Total expenses	3,377	3,286		640	500	100	124	4,117	3,910
Income before income tax expense	$1,281	$1,174		$179	$89	$(100)	$(124)	$1,360	$1,139
Pre-tax margin	27%	26%		22%	15%			25%	23%

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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,172	$1,638	$2,810	$1,136	$1,437	$2,573
Income before income taxes	324	452	776	344	365	709

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$2,268	$3,210	$5,478	$2,161	$2,896	$5,057
Income before income taxes	583	777	1,360	521	618	1,139
Non-U.S. assets were $73.2 billion and $84.6 billion as of June 30, 2017 and 2016, respectively.

State Street Corporation | 101

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three-and-six month periods ended June 30, 2017 and 2016, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Corporation's management.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
August 4, 2017

State Street Corporation | 102

ACRONYMS

2016 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2016, as amended	GAAP	Generally accepted accounting principles
ABS	Asset-backed securities	GEAM	General Electric Asset Management
AFS	Available-for-sale	G-SIB	Global systemically important bank
ALLL	Allowance for loan and lease losses	HQLA(1)	High-quality liquid assets
AML	Anti-money laundering	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured depository institution
ASU	Accounting Standards Update	IFDS U.K.	International Financial Data Services Limited U.K.
AUCA	Assets under custody and administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LGD	Loss given default
BCBS	Basel Committee on Banking Supervision	LTD	Long term debt
BFDS	Boston Financial Data Services, Inc.	MBS	Mortgage-backed securities
Board	Board of Directors	MRAC	Management Risk and Capital Committee
bps	basis points	NII	Net interest income
CAP	Capital adequacy process	NSFR(1)	Net stable funding ratio
CCAR	Comprehensive Capital Analysis and Review	OCI	Other comprehensive income (loss)
CD	Certificates of deposit	OCIO	Outsourced Chief Investment Officer
CET1(1)	Common equity tier 1	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligations	OTC	Over-the-counter
CRE	Commercial real estate	OTTI	Other-than-temporary-impairment
CVA	Credit valuation adjustment	Parent Company	State Street Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
DOJ	Department of Justice	P&L	Profit-and-loss
DOL	Department of Labor	RC	Risk Committee
ECB	European Central Bank	ROE	Return on average common equity
EPS	Earnings per share	RWA(1)	Risk-weighted assets
ERISA	Employee Retirement Income Security Act	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SERP	Supplemental executive retirement plans
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EVE	Economic value of equity	SPOE Strategy	Single Point of Entry Strategy
FASB	Financial Accounting Standards Board	SSGA	State Street Global Advisors
FCA	Financial Conduct Authority	SSIF	State Street Intermediate Funding, LLC
FDIC	Federal Deposit Insurance Corporation	State Street Bank	State Street Bank and Trust Company
Federal Reserve	Board of Governors of the Federal Reserve System	TLAC(1)	Total loss-absorbing capacity
FHLB	Federal Home Loan Bank of Boston	TMRC	Trading and Markets Risk Committee
FRBB	Federal Reserve Bank of Boston	UOM	Unit of measure
FSB	Financial Stability Board	VaR	Value-at-Risk
FX	Foreign exchange	VIE	Variable interest entity

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 103

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

State Street Corporation | 104

PART II. OTHER INFORMATION
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program). No shares were purchased by us under this program in the quarter ended June 30, 2017.
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program).
Stock purchases may be made using various types of mechanisms, including open market purchases, accelerated share repurchases or transactions off market, and may be made under Rule 10b5-1 trading programs. The timing of stock purchases, types of transactions and number of shares purchased will depend on several factors, including market conditions and State Street’s capital positions, financial performance and investment opportunities. Our common stock purchase programs do not have specific price targets and may be suspended at any time.
The following table presents purchases of our common stock under the 2016 Program and related information for each of the months in the quarter ended June 30, 2017. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
April 1 - April 30, 2017	118	$84.42	118	$217
May 1 - May 31, 2017	1,748	82.39	1,748	73
June 1 - June 30, 2017	846	86.75	846	—
Total	2,712	$83.84	2,712	$—
ITEM 6.    EXHIBITS
The exhibits listed in the Exhibit Index following the signature page of this Form 10-Q are filed herewith or are incorporated herein by reference to other SEC filings.

State Street Corporation | 105

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	August 4, 2017	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ SEAN P. NEWTH
Sean P. Newth,
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

State Street Corporation | 106

EXHIBIT INDEX

	10.1†	State Street's 2017 Stock Incentive Plan, and forms of award agreements thereunder

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Denotes management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and six months ended June 30, 2017 and 2016, (ii) consolidated statement of comprehensive income for the three and six months ended June 30, 2017 and 2016, (iii) consolidated statement of condition as of June 30, 2017 and December 31, 2016, (iv) consolidated statement of changes in shareholders' equity for the six months ended June 30, 2017 and 2016, (v) consolidated statement of cash flows for the six months ended June 30, 2017 and 2016, and (vi) notes to consolidated financial statements.

State Street Corporation | 107