Form 10-Q
period 2017-09-30
STATE STREET CORP
filed 2017-11-01
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2017 was 370,836,680.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2017

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

State Street Corporation | 3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
State Street Corporation, referred to as the Parent Company, is a financial holding company organized in 1969 under the laws of the Commonwealth of Massachusetts. Our executive offices are located at One Lincoln Street, Boston, Massachusetts 02111 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to “State Street,” “we,” “us,” “our” or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank, we provide a broad range of financial products and services to institutional investors worldwide, with $32.11 trillion of AUCA and $2.67 trillion of AUM as of September 30, 2017.
As of September 30, 2017, we had consolidated total assets of $235.99 billion, consolidated total deposits of $179.26 billion, consolidated total shareholders' equity of $22.50 billion and 36,303 employees. We operate in more than 100 geographic markets worldwide, including in the U.S., Canada, Europe, the Middle East and Asia.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in Line of Business Information in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Form 10-Q.
This Management's Discussion and Analysis is part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and updates the Management's Discussion and Analysis in our 2016 Form 10-K previously filed with the SEC. You should read the financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial and other information contained in our 2016 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to current-period presentation.
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
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies, refer to pages 119 - 122, "Significant Accounting Estimates," included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K. We did not change these significant accounting policies in the first nine months of 2017.
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

•
the impact on our compliance and controls enhancement programs of the appointment of a monitor under the deferred prosecution agreement with the DOJ and compliance consultant appointed under a settlement with the SEC, including the potential for such monitor and compliance consultant to require changes to our programs or to identify other issues that require substantial expenditures, changes in our operations, or payments to clients or reporting to U.S. authorities;

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

OVERVIEW OF FINANCIAL RESULTS

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Quarters Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total fee revenue	$2,242	$2,079	8%
Net interest income	603	537	12
Gains (losses) related to investment securities, net	1	4	nm
Total revenue	2,846	2,620	9
Provision for loan losses	3	—	—
Total expenses	2,021	1,984	2
Income before income tax expense	822	636	29
Income tax expense (benefit)	137	72	90
Net Income (loss) from non-controlling interest	—	(1)	nm
Net income	$685	$563	22
Adjustments to net income:
Dividends on preferred stock(1)	(55)	(55)	—
Earnings allocated to participating securities(2)	(1)	(1)	nm
Net income available to common shareholders	$629	$507	24
Earnings per common share:
Basic	$1.69	$1.31	29
Diluted	1.66	1.29	29
Average common shares outstanding (in thousands):
Basic	372,765	388,358
Diluted	378,518	393,212
Cash dividends declared per common share	$.42	$.38
Return on average common equity	13.0%	10.6%

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total fee revenue	$6,675	$6,102	9%
Net interest income	1,688	1,570	8
Gains (losses) related to investment securities, net	(39)	5	nm
Total revenue	8,324	7,677	8
Provision for loan losses	4	8	(50)
Total expenses	6,138	5,894	4
Income before income tax expense	2,182	1,775	23
Income tax expense (benefit)	375	226	66
Net income from non-controlling interest	—	1	nm
Net income	$1,807	$1,550	17
Adjustments to net income:
Dividends on preferred stock(1)	$(146)	$(137)	7
Earnings allocated to participating securities(2)	(2)	(2)	nm
Net income available to common shareholders	$1,659	$1,411	18
Earnings per common share:
Basic	$4.41	$3.58	23
Diluted	4.35	3.54	23
Average common shares outstanding (in thousands):
Basic	376,430	393,959
Diluted	381,779	398,413
Cash dividends declared per common share	$1.18	$1.06
Return on average common equity	11.9%	9.9%

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

State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following “Financial Results and Highlights” section provides information related to significant events, as well as highlights of our consolidated financial results for the quarter ended September 30, 2017 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including comparisons of our financial results for the third quarter and first nine months ended September 30, 2017 to those for the same periods in 2016, is provided under “Consolidated Results of Operations,” "Line of Business Information" and "Capital" which follows these sections, as well as in our consolidated financial statements included in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign exchange rates, those effects are determined by applying applicable weighted average foreign exchange rates from the relevant 2016 period to the relevant 2017 period results.
Financial Results and Highlights

•	EPS of $1.66 in the third quarter of 2017 increased 29% compared to $1.29 in the third quarter of 2016.

•	Third quarter 2017 ROE of 13.0% increased from 10.6% in the third quarter of 2016.

•	Pre-tax margin of 28.9% in the third quarter of 2017 increased from 24.3% in the third quarter of 2016.
Revenue

•
Total revenue and fee revenue increased 9% and 8%, respectively, in the third quarter of 2017 compared to the third quarter of 2016, primarily driven by higher global equity markets, net new asset servicing business and the impact of the weaker U.S. dollar, partially offset by lower trading services revenue.

•	Servicing fee revenue increased 4% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher global equity markets, net new business and the weaker U.S. dollar.

•
Management fee revenue increased 14% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher global equity markets, new business and higher revenue-yielding ETF inflows.

•
NII increased 12% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher U.S. market interest rates, loan portfolio growth, lower wholesale CD costs and disciplined liability pricing, partially offset by lower average interest earning assets.

Expenses

•
Total expenses increased 2% in the third quarter of 2017 compared to the third quarter of 2016, primarily reflecting installation of new business, annual merit and performance related incentive compensation increases and the impact of the weaker U.S. dollar, partially offset by Beacon savings (including approximately $35 million of Beacon savings attributable to the third quarter of 2017).

•	In the third quarter of 2017, we recorded restructuring charges of $33 million related to Beacon.
AUCA/AUM

•
AUCA increased 10% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher global equity markets and business activity. In the third quarter of 2017, we secured new asset servicing mandates of approximately $105 billion. Our AUCA pipeline of asset servicing mandates that have been won but not yet installed as of September 30, 2017 totaled approximately $390 billion.

•
AUM increased 9% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to higher global equity markets and positive ETF flows, partially offset by continuing institutional net outflows.

Capital

•
We declared a quarterly common stock dividend of $0.42 per share, totaling approximately $156 million in the third quarter of 2017, compared to $0.38 per share, totaling $147 million in the third quarter of 2016, representing an increase of approximately 11% on a per share basis.

•
In the third quarter of 2017, we acquired approximately 3.7 million shares of common stock at an average per-share cost of $93.39 and an aggregate cost of approximately $350 million under the common stock purchase program approved by our Board in June 2017.

•	CET1 capital ratio under the Basel III standardized approach was 11.6% as of September 30, 2017.

•	Tier 1 leverage ratio increased to 7.4% as of September 30, 2017.

State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the third quarter and first nine months ended September 30, 2017 compared to the same periods in 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes to the consolidated financial statements included in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Quarters Ended September 30,
(Dollars in millions)	2017	2016	% Change
Fee revenue:
Servicing fees	$1,351	$1,303	4%
Management fees	419	368	14
Trading services:
Foreign exchange trading	150	159	(6)
Brokerage and other trading services	109	108	1
Total trading services	259	267	(3)
Securities finance	147	136	8
Processing fees and other	66	5	nm
Total fee revenue	2,242	2,079	8
Net interest income:
Interest income	761	647	18
Interest expense	158	110	44
Net interest income	603	537	12
Gains (losses) related to investment securities, net	1	4	nm
Total revenue	$2,846	$2,620	9

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016	% Change
Fee revenue:
Servicing fees	$3,986	$3,784	5%
Management fees	1,198	931	29
Trading services:
Foreign exchange trading	492	472	4
Brokerage and other trading services	331	334	(1)
Total trading services	823	806	2
Securities finance	459	426	8
Processing fees and other	209	155	35
Total fee revenue	6,675	6,102	9
Net interest income:
Interest income	2,111	1,896	11
Interest expense	423	326	30
Net interest income	1,688	1,570	8
Gains (losses) related to investment securities, net	(39)	5	nm
Total revenue	$8,324	$7,677	8

nm Not meaningful

Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the quarters and nine months ended September 30, 2017 and 2016.
Servicing and management fees collectively made up approximately 79% and 78% of total fee revenue in the third quarter and first nine months of 2017, respectively, compared to approximately 80% and 77% in the third quarter and first nine months of 2016, respectively. The level of these fees is influenced by several factors, including the mix and volume of our AUCA and our AUM, the value and type of securities positions held (with respect to assets under custody), the volume of portfolio transactions, and the types of products and services used by our clients, and is generally affected by changes in worldwide equity and fixed-income security valuations and trends in market asset class preferences.
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
Management fees generally are affected by changes in month-end valuations of AUM. Management fees for certain components of managed assets, such as ETFs, are affected by daily average valuations of AUM. Management fee revenue is more sensitive to market valuations than servicing fee revenue, as a higher proportion of the underlying services provided, and the associated management fees earned, are dependent on equity and fixed-income security valuations. Additional factors, such as the relative mix of assets managed, may have a significant effect on our management fee revenue. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees may reflect other factors as well, including performance fee arrangements, as well as our relationship pricing for clients using multiple services.
Asset-based management fees for actively managed products are generally charged at a higher percentage of AUM than for passive products. Actively managed products may also include performance fee arrangements which are recorded when the performance period is complete.

State Street Corporation | 10

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In light of the above, we estimate, using relevant information as of September 30, 2017 and assuming that all other factors remain constant, that:

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
Further discussion of fee revenue is provided under Line of Business Information in this Management's Discussion and Analysis in this Form 10-Q.

TABLE 3: DAILY, MONTH-END AND QUARTER-END EQUITY INDICES(1)
	Daily Averages of Indices			Averages of Month-End Indices			Quarter-End Indices
	Quarters Ended September 30,			Quarters Ended September 30,			As of September 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,467	2,162	14%	2,487	2,171	15%	2,519	2,168	16%
MSCI EAFE®	1,934	1,678	15	1,947	1,692	15	1,974	1,702	16
MSCI® Emerging Markets	1,068	887	20	1,079	890	21	1,082	903	20
HFRI Asset Weighted Composite®	NA	NA	NA	1,358	1,274	7	1,361	1,277	7

	Daily Averages of Indices			Averages of Month-End Indices
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
S&P 500®	2,397	2,065	16%	2,410	2,078	16%
MSCI EAFE®	1,846	1,640	13	1,859	1,650	13
MSCI® Emerging Markets	996	821	21	1,004	830	21
HFRI Asset Weighted Composite®	NA	NA	NA	1,340	1,255	7

(1) The index names listed in the table are service marks of their respective owners.
NA Not applicable

TABLE 4: QUARTER-END DEBT INDICES(1)
	Quarter-End Indices
	As of September 30,
	2017	2016	% Change
Barclays Capital U.S. Aggregate Bond Index®	2,038	2,037	—%
Barclays Capital Global Aggregate Bond Index®	480	486	nm

(1) The index names listed in the table are service marks of their respective owners.

State Street Corporation | 11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the quarters and nine months ended September 30, 2017 and 2016.
NII is defined as interest income earned on interest-earning assets less interest expense incurred on interest-bearing liabilities. Interest-earning assets, which principally consist of investment securities, interest-bearing deposits with banks, repurchase agreements, loans and leases and other liquid assets, are financed primarily by client deposits, short-term borrowings and long-term debt.

NIM represents the relationship between annualized fully taxable-equivalent NII and average total interest-earning assets for the period. It is calculated by dividing fully taxable-equivalent NII by average interest-earning assets. Revenue that is exempt from income taxes, mainly that earned from certain investment securities (state and political subdivisions), is adjusted to a fully taxable-equivalent basis using a federal statutory income tax rate of 35%, adjusted for applicable state income taxes, net of the related federal tax benefit.

State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 5: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS
	Quarters Ended September 30,
	2017			2016
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$45,513	$45.40%		$57,580	$29.20%
Securities purchased under resale agreements(1)	2,167	74	13.53	2,667	40	6.01
Trading account assets	991	—	—	994	—	—
Investment securities	95,311	474	1.99	100,449	505	2.01
Loans and leases	22,843	143	2.49	18,744	97	2.06
Other interest-earning assets	23,091	67	1.18	21,721	18.30
Average total interest-earning assets	$189,916	$803	1.68	$202,155	$689	1.35
Interest-bearing deposits:
U.S.	$25,767	$21.32%		$33,668	$42.49%
Non-U.S.(2)	96,189	18.07		95,617	(22)	(.09)
Securities sold under repurchase agreements(3)	3,974	1.07		3,976	—	—
Federal funds purchased	—	—	—	24	—	—
Other short-term borrowings	1,277	3.81		1,566	2.57
Long-term debt	11,766	78	2.67	11,885	68	2.27
Other interest-bearing liabilities	4,063	37	3.70	5,647	20	1.41
Average total interest-bearing liabilities	$143,036	$158.44		$152,383	$110.29
Interest-rate spread			1.24%			1.06%
Net interest income—fully taxable-equivalent basis		$645			$579
Net interest margin—fully taxable-equivalent basis			1.35%			1.14%
Tax-equivalent adjustment		(42)			(42)
Net interest income—GAAP basis		$603			$537

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/ Expense	Rate	Average Balance	Interest Revenue/ Expense	Rate
Interest-bearing deposits with banks	$49,171	$121.33%		$52,423	$101.26%
Securities purchased under resale agreements(1)	2,192	189	11.52	2,610	112	5.73
Trading account assets	949	(1)	(.14)	908	1.09
Investment securities	95,716	1,410	1.96	101,243	1,486	1.96
Loans and leases	21,360	373	2.33	18,674	281	2.01
Other interest-earning assets	22,952	146.85		22,316	39.24
Average total interest-earning assets	$192,340	$2,238	1.56	$198,174	$2,020	1.36
Interest-bearing deposits:
U.S.	$25,821	$77.40%		$30,388	$99.44%
Non-U.S.(2)	96,860	19.03		95,013	(26)	(.04)
Securities sold under repurchase agreements	3,965	2.05		4,107	1.03
Federal funds purchased	1	—	—	33	—	—
Other short-term borrowings	1,313	7.75		1,727	4.34
Long-term debt	11,569	227	2.61	11,306	191	2.24
Other interest-bearing liabilities	4,881	91	2.50	5,550	57	1.38
Average total interest-bearing liabilities	$144,410	$423.39		$148,124	$326.29
Interest-rate spread			1.17%			1.07%
Net interest income—fully taxable-equivalent basis		$1,815			$1,694
Net interest margin—fully taxable-equivalent basis			1.26%			1.14%
Tax-equivalent adjustment		(127)			(124)
Net interest income—GAAP basis		$1,688			$1,570

(1) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $30 billion and $31 billion for the third quarter and first nine months of 2017, respectively, and $30 billion and $32 billion for the third quarter and first nine months of 2016, respectively. Excluding the impact of netting, the average interest rates would be approximately 0.92% and 0.76% for the third quarter and first nine months of 2017, respectively, and 0.49% and 0.44% for the third quarter and first nine months of 2016, respectively.
(2) Average rate includes the impact of FX swap expense of approximately $39 million and $84 million for the third quarter and first nine months of 2017, respectively, and $3 million and $24 million for the same periods in 2016, respectively.
(3) Interest for the third quarter of 2016 was less than $1 million, representing an average interest rate of 0.02%.

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

See Table 5: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII on a fully taxable-equivalent basis for the quarters and nine months ended September 30, 2017 and 2016. NII on a fully taxable-equivalent basis increased in the third quarter of 2017 compared to the same period in 2016, as benefits due to higher U.S. market interest rates, loan portfolio growth and disciplined liability pricing were partially offset by lower average interest earning assets and a smaller amount of discount accretion related to the asset-backed commercial paper conduits. Average balances in the third quarter of 2017 reflect management actions to reduce the usage of wholesale deposit funding on our balance sheet. Average deposits were approximately $12.06 billion lower in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a $14.91 billion reduction in wholesale deposit funding and were partially offset by an increase in less expensive client deposits.
We recorded aggregate discount accretion in interest income of $4 million and $15 million for the third quarter and first nine months of 2017, respectively, related to the assets we consolidated onto our balance sheet in 2009 from our asset-backed commercial paper conduits. Assuming that we hold the former conduit securities remaining in our investment portfolio until they mature or are sold, we expect to generate aggregate discount accretion in future periods of approximately $126 million over their remaining terms.
Changes in the components of interest-earning assets and interest-bearing liabilities are discussed in more detail below. Additional information about the components of interest income and interest expense is provided in Note 14 to the consolidated financial statements included in this Form 10-Q.
Average total interest-earning assets were $5.83 billion lower in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a smaller investment portfolio.
Interest-bearing deposits with banks averaged $45.51 billion and $49.17 billion for the third quarter and first nine months of 2017, respectively, compared to $57.58 billion and $52.42 billion for the same periods in 2016. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks.
Investment securities averaged $95.31 billion and $95.72 billion for the third quarter and first nine months of 2017, respectively, compared to $100.45 billion and $101.24 billion for the same periods in 2016. The decrease in average investment securities resulted from a reduction of our U.S. Treasury securities and our continued investment into loans and lease products.
Loans and leases averaged $22.84 billion and $21.36 billion for the third quarter and first nine months of 2017, respectively, compared to $18.74 billion and $18.67 billion for the same periods in 2016. The increase in average loans and leases resulted from growth in loans to municipalities, mutual fund lending, and continued investment in senior secured loans.

TABLE 6: U.S. AND NON-U.S. SHORT-DURATION ADVANCES
	Quarters Ended September 30,
(Dollars in millions)	2017	2016
Average U.S. short-duration advances	$2,233	$2,114
Average non-U.S. short-duration advances	1,566	1,299
Average total short-duration advances	$3,799	$3,413
Average short-duration advances to average loans and leases	17%	18%

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Average U.S. short-duration advances	$2,193	$2,163
Average non-U.S. short-duration advances	1,414	1,345
Average total short-duration advances	$3,607	$3,508
Average short-duration advances to average loans and leases	17%	19%
Average loans and leases also includes short-duration advances. The decline in the proportion of average short-duration advances to average loans and leases is primarily due to growth in the other segments of the loan and lease portfolio. Short-duration advances provide liquidity to clients in support of their investment activities.
Average other interest-earning assets increased to $23.09 billion and $22.95 billion for the third quarter and first nine months of 2017, respectively, from $21.72 billion and $22.32 billion for the same periods in 2016. Our average other interest-earning assets, largely associated with our enhanced custody business, comprised approximately 12% of our average total interest-earning assets for both the third quarter and first nine months of 2017, compared to approximately 11% for both the third quarter and first nine months of 2016. The enhanced custody business is our securities financing business where we act as principal with respect to our custody clients and generate securities finance revenue.
Aggregate average U.S. and non-U.S. interest-bearing deposits decreased to $121.96 billion and $122.68 billion for the third quarter and first nine months of 2017, respectively, from $129.29 billion and $125.40 billion for the same periods in 2016. The lower levels in the first nine months of 2017 compared to the prior year period were a result of higher U.S. and non-U.S. interest bearing client deposit levels during the year, offset by

State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

management's actions to reduce more expensive wholesale deposit funding. Future deposit levels will be influenced by the underlying asset servicing business, client deposit behavior, as well as market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings declined to $1.28 billion and $1.31 billion for the third quarter and first nine months of 2017, respectively, from $1.57 billion and $1.73 billion for the same periods in 2016, as bonds matured in the tax-exempt investment program.
Average long-term debt was $11.77 billion and $11.57 billion for the third quarter and first nine months of 2017, respectively, compared to $11.89 billion and $11.31 billion for the same periods in 2016. These amounts reflect issuances and maturities of senior debt during the respective periods.
Average other interest-bearing liabilities were $4.06 billion and $4.88 billion for the third quarter and first nine months of 2017, respectively, compared to $5.65 billion and $5.55 billion for the same periods in 2016. Other interest-bearing liabilities primarily reflect our level of cash collateral received from clients in connection with our enhanced custody business, which is presented on a net basis where we have enforceable netting agreements.
Several factors could affect future levels of NII and NIM, including the volume and mix of client liabilities; actions of various central banks; changes in the level of U.S. and non-U.S. interest rates and the slope of various yield curves around the world; revised or proposed regulatory capital or liquidity standards, or interpretations of those standards; the amount of discount accretion generated by the former conduit securities that remain in our investment securities portfolio; the yields earned on securities purchased compared to the yields earned on securities sold or matured; changes in the type and amount of credit or other loans we extend; and changes in our enhanced custody business.
Based on market conditions and other factors, including regulatory standards, we continue to reinvest the majority of the proceeds from pay-downs and maturities of investment securities in highly-rated securities, such as U.S. Treasury and agency securities, municipal securities, federal agency MBS and U.S. and non-U.S. mortgage- and ABS. The pace at which we continue to reinvest and the types of investment securities purchased will depend on the impact of market conditions, the implementation of regulatory standards, including interpretation of those standards and other factors over time. We expect these factors and the levels of global interest rates to influence what effect our reinvestment program will have on future levels of our NII and NIM.

Expenses
Table 7: Expenses, provides the breakout of expenses for the quarters and nine months ended September 30, 2017 and 2016.

TABLE 7: EXPENSES
	Quarters Ended September 30,
(Dollars in millions)	2017	2016	% Change
Compensation and employee benefits	$1,090	$1,013	8%
Information systems and communications	296	285	4
Transaction processing services	215	200	8
Occupancy	118	107	10
Acquisition costs	—	33	(100)
Restructuring charges, net	33	9	267
Other:
Professional services	71	95	(25)
Amortization of other intangible assets	54	55	(2)
Securities processing costs	4	10	(60)
Regulatory fees and assessments	24	28	(14)
Other	116	149	(22)
Total other	269	337	(20)
Total expenses	$2,021	$1,984	2
Number of employees at quarter-end	36,303	33,332	9

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016	% Change
Compensation and employee benefits	$3,327	$3,109	7%
Information systems and communications	866	827	5
Transaction processing services	619	601	3
Occupancy	344	331	4
Acquisition costs	21	47	(55)
Restructuring charges, net	112	119	(6)
Other:
Professional services	262	270	(3)
Amortization of other intangible assets	160	153	5
Securities processing costs	20	20	—
Regulatory fees and assessments	77	65	18
Other	330	352	(6)
Total other	849	860	(1)
Total expenses	$6,138	$5,894	4
Compensation and employee benefits expenses increased 8% in the third quarter of 2017 compared to the same period of 2016, primarily due to increased costs to support new business, annual merit and performance based incentive compensation increases and the impact of the weaker U.S. dollar, partially offset by Beacon savings.
Compensation and employee benefits expenses increased 7% in the first nine months of 2017 compared to the same period of 2016, primarily due to higher annual merit and performance based incentive compensation increases, including higher seasonal deferred incentive compensation expense for retirement-eligible employees and payroll taxes in the first quarter of 2017 compared to the first quarter of 2016, increased costs to support new business and costs related to the acquired GEAM operations.

State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

These increases were partially offset by Beacon savings.
Headcount increased 9% in the third quarter of 2017 compared to the same period of 2016. New business, including the impact of large client lift outs, as well as regulatory initiatives and contractor conversions to full-time employees contributed to this growth. The growth in headcount was primarily within low cost locations. These increases were partially offset by other reductions from Beacon initiatives.
Information systems and communications expenses increased 4% in the third quarter of 2017 compared to the same period of 2016 and 5% in the first nine months of 2017 compared to the same period of 2016. The increases were primarily related to technology infrastructure costs, new business and Beacon investments.
Other expenses decreased 20% in the third quarter of 2017 compared to the same period of 2016, primarily due to lower professional services fees.
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
Restructuring Charges
In connection with Beacon, we expect to incur aggregate pre-tax restructuring charges of approximately $300 million to $400 million beginning in 2016 through December 31, 2020. We estimate those charges will include approximately $250 million to $300 million in severance and benefits costs associated with targeted staff reductions (a substantial portion of which will result in future cash expenditures) and approximately $50 million to $100 million in information technology application rationalization and real estate actions. We expect to achieve estimated annual pre-tax net run-rate expense savings of $550 million by the end of 2020, relative to 2015, all else equal, for full effect in 2021. Actual expenses may increase or decrease in the future due to other factors.
In the third quarter and first nine months of 2017, we recorded restructuring charges of $33 million and $112 million, respectively, compared to

$10 million and $120 million in the same periods of 2016, related to Beacon.
In the third quarter of 2017, we recognized approximately $35 million in year-over-year expense savings related to Beacon. In the first nine months of 2017, we achieved approximately $100 million in expense savings relative to our 2017 target of $140 million.
The following table presents aggregate restructuring activity for the periods indicated.

TABLE 8: RESTRUCTURING CHARGES
(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Accrual Balance at March 31, 2016	$91	$10	$7	$108
Accruals for Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Accrual Balance at June 30, 2016	$55	$22	$5	$82
Accruals for Beacon	8	3	(1)	10
Payments and Other Adjustments	(14)	(3)	(1)	(18)
Accrual Balance at September 30, 2016	$49	$22	$3	$74
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
Accruals for Beacon	60	—	2	62
Payments and Other Adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100
Accruals for Beacon	23	9	1	33
Payments and Other Adjustments	(10)	(5)	(1)	(16)
Accrual Balance at September 30, 2017	$100	$15	$2	$117
Income Tax Expense
Income tax expense was $137 million in the third quarter of 2017 compared to $72 million in the third quarter of 2016. In the first nine months of 2017 and 2016, income tax expense was $375 million and $226 million, respectively. Our effective tax rate for the third quarter and first nine months of 2017 was 16.7% and 17.2%, respectively, compared to 11.4% and 12.8% for the same periods in 2016. The effective tax rate for the third quarter and first nine months of 2017 reflect a decrease in alternative energy investments, partially offset by benefits from share-based compensation and the effects of the disposition of BFDS.

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
For information about our two lines of business, as well as the revenues, expenses and capital allocation methodologies associated with them, refer to pages 188 to 189 provided in Note 24 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K and Note 17 to the consolidated financial statements included in this Form 10-Q.
Investment Servicing

TABLE 9: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Servicing fees	$1,351	$1,303	4%	$3,986	$3,784	5%
Trading services	239	248	(4)	768	760	1
Securities finance	147	136	8	459	426	8
Processing fees and other	65	12	442	203	164	24
Total fee revenue	1,802	1,699	6	5,416	5,134	5
Net interest income	606	536	13	1,691	1,567	8
Gains (losses) related to investment securities, net	1	4	nm	(39)	5	nm
Total revenue	2,409	2,239	8	7,068	6,706	5
Provision for loan losses	3	—	nm	4	8	nm
Total expenses	1,673	1,634	2	5,050	4,920	3
Income before income tax expense	$733	$605	21	$2,014	$1,778	13
Pre-tax margin	30%	27%		28%	27%

nm Not meaningful
Servicing Fees
Servicing fees increased 4% in the third quarter of 2017 compared to the same period in 2016, primarily due to higher global equity markets, net new business and the weaker U.S. dollar, partially offset by continued outflows and liquidations from hedge funds that we service.
Servicing fees increased 5% in the first nine months of 2017 compared to the same period in 2016, primarily due to higher global equity markets and net new business, partially offset by continued outflows and liquidations from hedge funds that we service. The first nine months of 2016 included a revenue reduction of $48 million related to reimbursements to our clients related to the manner in which we invoiced certain expenses to our clients, as further described below.
Servicing fees generated outside the U.S. were approximately 47% and 45% of total servicing fees in both the third quarter and first nine months of 2017 compared to approximately 43% and 42% for the same periods in 2016, respectively.
In December 2015, we announced a review of the manner in which we invoiced certain expenses to certain of our Investment Servicing clients, primarily in the United States, during a period going back to 1998. We have substantially completed the reimbursement to our clients of an amount equal to

State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the expenses we concluded were incorrectly invoiced to them, plus interest. Additional information about the invoicing matter is provided in Note 10 to the consolidated financial statements included in this Form 10-Q.

TABLE 10: ASSETS UNDER CUSTODY AND ADMINISTRATION BY PRODUCT
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
Mutual funds	$7,394	$6,841	$6,906
Collective funds	9,190	7,501	7,541
Pension products	6,571	5,584	5,671
Insurance and other products	8,955	8,845	9,060
Total	$32,110	$28,771	$29,178

TABLE 11: ASSETS UNDER CUSTODY AND ADMINISTRATION BY ASSET CLASS
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
Equities	$18,423	$16,189	$16,400
Fixed-income	9,883	9,231	9,500
Short-term and other investments	3,804	3,351	3,278
Total	$32,110	$28,771	$29,178

TABLE 12: GEOGRAPHIC MIX OF ASSETS UNDER CUSTODY AND ADMINISTRATION(1)
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
North America	$23,675	$21,544	$21,561
Europe/Middle East/Africa	6,806	5,734	6,107
Asia/Pacific	1,629	1,493	1,510
Total	$32,110	$28,771	$29,178

(1) Geographic mix is based on the location in which the assets are serviced.
The increase in total AUCA as of September 30, 2017 compared to December 31, 2016 primarily resulted from higher global equity markets. Asset levels as of September 30, 2017 do not reflect the approximately $390 billion of new business in assets to be serviced, which was awarded to us in the first nine months of 2017 and prior periods but not installed prior to September 30, 2017, including approximately $105 billion of new asset servicing mandates awarded to us in the third quarter of 2017. This new business will be reflected in AUCA in future periods after installation and will generate servicing fee revenue in subsequent periods. The $390 billion of new business assets to be serviced does not include new business which has been contracted, but for which the client has not yet provided permission to publicly disclose and is not yet installed. Also not included is the loss of business which occurs from time to time or changes in AUCA, usually from changes in market values of customer assets, subscriptions or redemptions from our customer investment products.

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
Trading Services

TABLE 13: TRADING SERVICES REVENUE
	Quarters Ended September 30,
(Dollar in millions)	2017	2016	% Change
Foreign exchange trading:
Direct sales and trading	$84	$94	(11)%
Indirect foreign exchange trading	66	65	2
Total foreign exchange trading	150	159	(6)
Brokerage and other trading services:
Electronic foreign exchange services	39	41	(5)
Other trading, transition management and brokerage	50	48	4
Total brokerage and other trading services	89	89	—
Total trading services revenue	$239	$248	(4)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016	% Change
Foreign exchange trading:
Direct sales and trading	$282	$271	4%
Indirect foreign exchange trading	210	201	4
Total foreign exchange trading	492	472	4
Brokerage and other trading services:
Electronic foreign exchange services	119	128	(7)
Other trading, transition management and brokerage	157	160	(2)
Total brokerage and other trading services	276	288	(4)
Total trading services revenue	$768	$760	1
Trading services revenue is composed of revenue generated by FX trading, as well as revenue generated by brokerage and other trading services as noted in Table 13: Trading Services Revenue.

State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Foreign Exchange Trading Revenue
We primarily earn FX trading revenue by acting as a principal market-maker. We offer a range of FX products, services and execution models. Most of our FX products and execution services can be grouped into two broad categories, which are further explained below: “direct sales and trading” and “indirect foreign exchange trading.” Total FX trading revenue decreased 6% and increased 4% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The decrease in the third quarter of 2017 was primarily due to lower foreign exchange volatility, partially offset by higher client-related volumes. The increase in the first nine months of 2017 was primarily due to higher client-related volumes.
We also offer a range of brokerage and other trading products tailored specifically to meet the needs of the global pension community, including transition management and commission recapture. These products and services are generally offered by us as agent of the institutional investor. Revenue earned from these services is recorded in other trading, transition management and brokerage revenue within brokerage and other trading services revenue.
Our FX trading revenue is influenced by multiple factors, including: the volume and type of client FX transactions and related spreads; currency volatility, reflecting market conditions; and our management of exchange rate, interest rate and other market risks associated with our foreign exchange activities. The relative impact of these factors on our total FX trading revenues often differs from period to period. For example, assuming all other factors remain constant, increases or decreases in volumes or bid-offer spreads across product mix tend to result in increases or decreases, as the case may be, in client-related FX revenue. Revenue earned from direct sales and trading and indirect FX trading is recorded in FX trading revenue.
Total FX trading revenue is comprised of:

•
Direct sales and trading: We enter into FX transactions with clients and investment managers that contact our trading desk directly. These trades are all executed at negotiated rates. We refer to this activity, and our principal market-making activities, as “direct sales and trading” and it includes many transactions for funds serviced by third party custodians or prime brokers, as well as those funds under custody at State Street. Direct sales and trading revenue represents all of the FX trading revenue other than the revenue attributed to indirect FX trading. Direct sales and trading revenue represented

56% and 57% of total FX trading revenue in the third quarter and first nine months of 2017, respectively, compared to 59% and 57% for the same periods in 2016.

•
Indirect FX trading: Clients or their investment managers may elect to route FX transactions to our FX desk through our asset-servicing operation; we refer to this activity as “indirect FX trading” and, in all cases, we are the funds' custodian. We execute indirect FX trades as a principal at rates disclosed to our clients. Estimated indirect sales and trading revenue represented 44% and 43% of total FX trading revenue in the third quarter and first nine months of 2017, respectively, compared to 41% and 43% for the same periods in 2016. We calculate revenue for indirect FX trading using an attribution methodology. This methodology takes into consideration estimated mark-ups/downs and observed client volumes.

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
Total brokerage and other trading services revenue was flat in the third quarter of 2017 and decreased 4% in the first nine months of 2017 compared to the same periods in 2016, primarily due to lower foreign exchange volatility compared to 2016, as well as the absence of revenue associated with the WM/ Reuters business, which we disposed of in the second quarter of 2016. Total brokerage and other trading services revenue comprises:

•	Electronic FX services: Our clients may choose to execute FX transactions through one of our electronic trading platforms. These transactions generate revenue through a “click” fee.

State Street Corporation | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
Other trading, transition management and brokerage revenue: As our clients look to State Street to enhance and preserve portfolio values, they may choose to utilize our Transition or Currency Management capabilities or transact with our Equity Trade execution group. These transactions generate revenue via commissions charged for trades transacted during the management of these portfolios.

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

Securities finance revenue as presented in Table 9: Investment Servicing Line of Business Results, increased 8% in both the third quarter and first nine months of 2017 compared to the same periods in 2016, primarily the result of higher revenue in our enhanced custody business.
Market influences may continue to affect client demand for securities finance, and as a result our revenue from, and the profitability of, our securities lending activities in future periods. In addition, the constantly evolving regulatory environment, including revised or proposed capital and liquidity standards, and interpretations of those standards, may influence modifications to the way in which we deliver our agency lending or enhanced custody businesses, the volume of our securities lending activity and related revenue and profitability in future periods.
Processing Fees and Other
Processing fees and other revenue includes diverse types of fees and revenue, including fees from our structured products business, fees from software licensing and maintenance, equity income from our joint venture investments, gains and losses on sales of other assets, derivative financial instruments to support our clients' needs and to manage our interest-rate and currency risk, and amortization of our tax-advantaged investments.
Processing fees and other revenue, presented in Table 9: Investment Servicing Line of Business Results, increased 442% and 24% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase in the third quarter of 2017 compared to the third quarter of 2016 is primarily due to a pre-tax gain of approximately $26 million on the sale of an equity trading platform business in the third quarter of 2017. The increase in the first nine months of 2017 is primarily due to a pre-tax gain of $30 million on the dispositions of our joint venture interests in IFDS U.K. and BFDS in the first quarter of 2017 and the aforementioned sale of an equity trading platform business in the third quarter of 2017, partially offset by a pre-tax gain of approximately $53 million related to the sale of WM/Reuters in 2016.

State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Total expenses for Investment Servicing increased 2% in the third quarter of 2017 compared to the same period in 2016, primarily reflecting installation of new business, annual merit and performance related incentive compensation expenses and the impact of the weaker U.S. dollar.
Total expenses increased 3% in the first nine months of 2017 compared to the same period in 2016, primarily due to higher annual merit and performance based incentive compensation increases, including higher seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes of approximately $28 million in the first quarter of 2017 compared to the first quarter of 2016, and increased costs to support new business.
The increases for both the three- and nine-month periods were partially offset by Beacon savings.
Additional information about expenses is provided under "Expenses" in this Management's Discussion and Analysis in this Form 10-Q.

Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Management fees	$419	$368	14%	$1,198	$931	29%
Trading services(1)	20	19	5	55	46	20
Processing fees and other	1	(7)	nm	6	(9)	nm
Total fee revenue	440	380	16	1,259	968	30
Net interest income	(3)	1	nm	(3)	3	nm
Total revenue	437	381	15	1,256	971	29
Total expenses	314	317	(1)	954	817	17
Income before income tax expense	$123	$64	92	$302	$154	96
Pre-tax margin	28%	17%		24%	16%

(1) Includes revenues associated with the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, for which we act as the marketing agent.
nm Not meaningful
Management Fees
Through SSGA, we provide a broad range of investment management strategies, specialized investment management advisory services, OCIO and other financial services for corporations, public funds, and other sophisticated investors. SSGA offers an array of investment management strategies, including passive and active, such as enhanced indexing, using quantitative and fundamental methods for both U.S. and global equity and fixed income securities. SSGA also offers ETFs, such as the SPDR® ETF brand. While certain management fees are directly determined by the values of AUM and the investment strategies employed, management fees reflect other factors as well, including our relationship pricing for clients who use multiple services, and the benchmarks specified in the respective management agreements related to performance fees.

Management fees increased 14% in the third quarter of 2017 compared to the same period in 2016, primarily due to higher global equity markets, net new business and positive ETF flows, partially offset by institutional net outflows.
Management fees increased 29% in the first nine months of 2017 compared to the same period in 2016, primarily due to the acquired GEAM operations, higher global equity markets and higher revenue yielding ETF inflows.
Management fees generated outside the U.S. were approximately 28% of total management fees in both the third quarter and first nine months of 2017, compared to 29% and 33% in the same periods in 2016, respectively. The percentage of management fees generated outside the U.S. for the first nine months of 2017 decreased from the same period in 2016 primarily due to the acquired GEAM operations.

State Street Corporation | 21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 15: ASSETS UNDER MANAGEMENT BY ASSET CLASS AND INVESTMENT APPROACH
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
Equity:
Active	$95	$73	$70
Passive	1,545	1,401	1,340
Total Equity	1,640	1,474	1,410
Fixed-Income:
Active	73	70	73
Passive	326	308	318
Total Fixed-Income	399	378	391
Cash(1)	347	333	351
Multi-Asset-Class Solutions:
Active	18	19	19
Passive	116	107	106
Total Multi-Asset-Class Solutions	134	126	125
Alternative Investments(2):
Active	24	28	29
Passive	129	129	140
Total Alternative Investments	153	157	169
Total	$2,673	$2,468	$2,446

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 16: EXCHANGE - TRADED FUNDS BY ASSET CLASS(1)
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
Alternative Investments(2)	$48	$42	$54
Cash	2	2	2
Equity	478	426	370
Fixed-income	61	51	52
Total Exchange-Traded Funds	$589	$521	$478

(1) ETFs are a component of AUM presented in the preceding table.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.

TABLE 17: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2017	December 31, 2016	September 30, 2016
North America	$1,845	$1,691	$1,641
Europe/Middle East/Africa	510	482	495
Asia/Pacific	318	295	310
Total	$2,673	$2,468	$2,446

(1) Geographic mix is based on client location or fund management location.

State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 18: ACTIVITY IN ASSETS UNDER MANAGEMENT BY PRODUCT CATEGORY
(In billions)	Equity	Fixed-Income	Cash(1)	Multi-Asset-Class Solutions	Alternative Investments(2)	Total
Balance as of December 31, 2015	$1,326	$312	$368	$103	$136	$2,245
Long-term institutional inflows(3)	161	62	—	34	9	266
Long-term institutional outflows(3)	(206)	(71)	—	(26)	(16)	(319)
Long-term institutional flows, net	(45)	(9)	—	8	(7)	(53)
ETF flows, net	(3)	7	(1)	—	13	16
Cash fund flows, net	—		(21)	—	—	(21)
Total flows, net	(48)	(2)	(22)	8	6	(58)
Market appreciation	84	19	1	11	15	130
Foreign exchange impact	10	6	—	—	1	17
Total market/foreign exchange impact	94	25	1	11	16	147
Acquisitions and transfers(4)	38	56	4	3	11	112
Balance as of September 30, 2016	$1,410	$391	$351	$125	$169	$2,446

Balance as of December 31, 2016	$1,474	$378	$333	$126	$157	$2,468
Long-term institutional inflows(3)	182	65	—	30	16	293
Long-term institutional outflows(3)	(242)	(73)	—	(33)	(32)	(380)
Long-term institutional flows, net	(60)	(8)	—	(3)	(16)	(87)
ETF flows, net	(1)	8	—	—	3	10
Cash fund flows, net	—	—	13	—	—	13
Total flows, net	(61)	—	13	(3)	(13)	(64)
Market appreciation	203	12	(2)	6	4	223
Foreign exchange impact	24	9	3	5	5	46
Total market/foreign exchange impact	227	21	1	11	9	269
Balance as of September 30, 2017	$1,640	$399	$347	$134	$153	$2,673

(1) Includes both floating- and constant-net-asset-value portfolios held in commingled structures or separate accounts.
(2) Includes real estate investment trusts, currency and commodities, including SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF. State Street is not the investment manager for the SPDR® Gold ETF and SPDR® Long Dollar Gold Trust ETF, but acts as the marketing agent.
(3) Amounts represent long-term portfolios, excluding ETFs.
(4) Includes AUM acquired as part of the acquisition of GEAM on July 1, 2016.
The preceding table does not include approximately $29 billion of new asset management business which was awarded but not installed as of September 30, 2017. New business will be reflected in AUM in future periods after installation, and will generate management fee revenue in subsequent periods. Total AUM as of September 30, 2017 included managed assets lost but not liquidated. Lost business occurs from time to time and it is difficult to predict the timing of client behavior in transitioning these assets. This timing can vary significantly.

State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Total expenses for Investment Management remained flat in the third quarter of 2017 compared to the same period in 2016.
Total expenses for Investment Management increased 17% in the first nine months of 2017 compared to the same period in 2016 primarily due to higher annual merit and performance based incentive compensation increases, including higher seasonal deferred incentive compensation expense for retirement eligible employees and payroll taxes in the first quarter of 2017 compared to the first quarter of 2016 and increased costs to support new business. These increases were partially offset by Beacon savings.
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
Deposits and other liabilities resulting from client initiated transactions are invested in assets that generally have contractual maturities significantly longer than our liabilities; however, we evaluate the operational nature of our deposits and seek to maintain appropriate short-term liquidity of those liabilities that are not operational in nature and maintain longer-termed assets for our operational deposits. Our assets consist primarily of securities held in our AFS or HTM portfolios and short-duration financial instruments, such as interest-bearing deposits with banks and securities purchased under resale agreements. The actual mix of assets is determined by the characteristics of the client liabilities and our desire to maintain a well-diversified portfolio of high-quality assets.

TABLE 19: AVERAGE STATEMENT OF CONDITION(1)

	Nine Months Ended September 30,
	2017	2016
(In millions)	Average Balance	Average Balance
Assets:
Interest-bearing deposits with banks	$49,171	$52,423
Securities purchased under resale agreements	2,192	2,610
Trading account assets	949	908
Investment securities	95,716	101,243
Loans and leases	21,360	18,674
Other interest-earning assets	22,952	22,316
Average total interest-earning assets	192,340	198,174
Cash and due from banks	3,181	3,402
Other non-interest-earning assets	24,973	27,052
Average total assets	$220,494	$228,628

Liabilities and shareholders’ equity:
Interest-bearing deposits:
U.S.	$25,821	$30,388
Non-U.S.	96,860	95,013
Total interest-bearing deposits	122,681	125,401
Securities sold under repurchase agreements	3,965	4,107
Federal funds purchased	1	33
Other short-term borrowings	1,313	1,727
Long-term debt	11,569	11,306
Other interest-bearing liabilities	4,881	5,550
Average total interest-bearing liabilities	144,410	148,124
Non-interest-bearing deposits	42,043	43,806
Other non-interest-bearing liabilities	12,130	14,697
Preferred shareholders’ equity	3,197	3,015
Common shareholders’ equity	18,714	18,986
Average total liabilities and shareholders’ equity	$220,494	$228,628

(1) Additional information about our average statement of condition, primarily our interest-earning assets and interest-bearing liabilities, is provided in "Net Interest Income" in this Management's Discussion and Analysis included in this Form 10-Q.
State Street Corporation | 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investment Securities

TABLE 20: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$620	$4,263
Mortgage-backed securities	11,000	13,257
Asset-backed securities:
Student loans(1)	4,826	5,596
Credit cards	1,548	1,351
Sub-prime	—	272
Other	1,221	905
Total asset-backed securities	7,595	8,124
Non-U.S. debt securities:
Mortgage-backed securities	7,074	6,535
Asset-backed securities	2,839	2,516
Government securities	6,658	5,836
Other	5,818	5,613
Total non-U.S. debt securities	22,389	20,500
State and political subdivisions	9,738	10,322
Collateralized mortgage obligations	1,528	2,593
Other U.S. debt securities	2,928	2,469
U.S. equity securities	46	42
Non-U.S. equity securities	—	3
U.S. money-market mutual funds	394	409
Non-U.S. money-market mutual funds	—	16
Total	$56,238	$61,998

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$17,456	$17,527
Mortgage-backed securities	12,375	10,334
Asset-backed securities:
Student loans(1)	3,116	2,883
Credit cards	798	897
Other	1	35
Total asset-backed securities	3,915	3,815
Non-U.S. debt securities:
Mortgage-backed securities	1,000	1,150
Asset-backed securities	325	531
Government securities	483	286
Other	47	113
Total non-U.S. debt securities	1,855	2,080
Collateralized mortgage obligations	1,249	1,413
Total	$36,850	$35,169

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) Includes securities at amortized cost or fair value on the date of transfer from AFS.
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
Approximately 91% of the carrying value of the portfolio was rated “AAA” or “AA” as of September 30, 2017 and December 31, 2016.

TABLE 21: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2017	December 31, 2016
AAA(1)	76%	78%
AA	15	13
A	5	5
BBB	3	3
Below BBB	1	1
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s.
As of September 30, 2017, the investment portfolio of 10,703 securities was diversified with respect to asset class. Approximately 53% of the aggregate carrying value of the portfolio as of September 30, 2017 was composed of MBS and ABS, compared to 52% as of December 31, 2016. The ABS portfolio, of which approximately 96% and 93% of the carrying value as of September 30, 2017 and December 31, 2016, respectively, was floating-rate, consisted primarily of student loan-backed and credit card-backed securities. MBS were composed of securities issued by FNMA and FHLMC, as well as U.S. and non-U.S. large-issuer collateralized mortgage obligations.

State Street Corporation | 25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Non-U.S. Debt Securities
Approximately 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2017, compared to approximately 23% as of December 31, 2016.

TABLE 22: NON-U.S. DEBT SECURITIES
(In millions)	September 30, 2017	December 31, 2016
Available-for-sale:
United Kingdom	$5,320	$5,093
Australia	4,461	4,272
Canada	3,749	2,989
France	1,658	1,013
Netherlands	1,338	1,283
Japan	1,020	1,388
Italy	999	676
Belgium	774	360
Hong Kong	633	664
Germany	488	713
Sweden	479	188
Spain	424	266
Norway	419	508
South Korea	201	634
Finland	124	223
Other(1)	302	230
Total	$22,389	$20,500
Held-to-maturity:
United Kingdom	$452	$504
Netherlands	390	473
Singapore	364	180
Australia	250	374
Germany	171	329
Spain	104	98
Other(2)	124	122
Total	$1,855	$2,080

(1) Included approximately $182 million and $164 million as of September 30, 2017 and December 31, 2016, respectively, related to Ireland, Austria and Portugal, all of which were related to MBS and auto loans.
(2) Included approximately $76 million and $80 million as of September 30, 2017 and December 31, 2016, respectively, related to Italy, Portugal and Norway all of which were related to MBS and auto loans.
Approximately 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AAA” or “AA” as of both September 30, 2017 and December 31, 2016. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2017 and December 31, 2016, approximately 65% of the aggregate carrying value of these non-U.S. debt securities was floating-rate, and accordingly, we consider these securities to have minimal interest-rate risk.

As of September 30, 2017, our non-U.S. debt securities had an average market-to-book ratio of 100.6%, and an aggregate pre-tax net unrealized gain of approximately $146 million, composed of gross unrealized gains of $176 million and gross unrealized losses of $30 million. These unrealized amounts included a pre-tax net unrealized gain of $66 million, composed of gross unrealized gains of $89 million and gross unrealized losses of $23 million, associated with non-U.S. debt securities available-for-sale.
As of September 30, 2017, the underlying collateral for non-U.S. MBS and ABS primarily included Australian, Dutch, Italian and U.K. prime mortgages and German auto loans. The securities listed under “Canada” were composed of Canadian government securities and corporate debt and covered bonds. The securities listed under “France” were composed of auto loans, prime mortgages, and corporate debt and covered bonds. The securities listed under “Japan” were substantially composed of Japanese government securities and corporate debt.
Municipal Obligations
We carried approximately $9.74 billion of municipal securities classified as state and political subdivisions in our investment securities portfolio as of September 30, 2017 as shown in Table 20: Carrying Values of Investment Securities, all of which were classified as AFS. As of the same date, we also provided approximately $9.52 billion of credit and liquidity facilities to municipal issuers.

TABLE 23: STATE AND MUNICIPAL OBLIGORS(1)
(Dollars in millions)	Total Municipal Securities	Credit and Liquidity Facilities(2)	Total	% of Total Municipal Exposure
As of September 30, 2017
State of Issuer:
Texas	$1,774	$1,764	$3,538	18%
California	461	2,266	2,727	14
New York	743	1,288	2,031	11
Massachusetts	891	992	1,883	10
Washington	682	327	1,009	5
Total	$4,551	$6,637	$11,188

As of December 31, 2016
State of Issuer:
Texas	$1,781	$1,685	$3,466	18%
California	523	2,298	2,821	14
New York	740	1,293	2,033	10
Massachusetts	916	1,071	1,987	10
Washington	708	234	942	5
Maryland	488	411	899	5
Total	$5,156	$6,992	$12,148

(1) Represented 5% or more of our aggregate municipal credit exposure of approximately $19.26 billion and $19.57 billion across our businesses as of September 30, 2017 and December 31, 2016, respectively.
(2) Includes municipal loans which are also presented within Table 25.

State Street Corporation | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our aggregate municipal securities exposure presented in Table 23: State and Municipal Obligors, was concentrated primarily with highly-rated counterparties, with approximately 92% of the obligors rated “AAA” or “AA” as of September 30, 2017. As of that date, approximately 49% and 50% of our aggregate municipal securities exposure was associated with general obligation and revenue bonds, respectively. The portfolios are also diversified geographically, with the states that represent our largest exposures widely dispersed across the U.S.
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
The change in the net unrealized gain/(loss) position as of September 30, 2017 compared to December 31, 2016, presented in Table 24: Amortized Cost, Fair Value and Net Unrealized Gains (Losses) of Investment Securities, was primarily attributable to higher interest rates.

TABLE 24: AMORTIZED COST, FAIR VALUE AND NET UNREALIZED GAINS (LOSSES) OF INVESTMENT SECURITIES
	September 30, 2017
(In millions)	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Available-for-sale(1)	$55,882	$356	$56,238
Held-to-maturity(2)	36,850	(14)	36,836
Total investment securities	$92,732	$342	$93,074
Net after-tax unrealized gain (loss)		$205

	December 31, 2016
(In millions)	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Available-for-sale(1)	$62,056	$(58)	$61,998
Held-to-maturity(2)	35,169	(175)	34,994
Total investment securities	$97,225	$(233)	$96,992
Net after-tax unrealized gain (loss)		$(140)

(1) AFS securities are carried at fair value, with after-tax net unrealized gains and losses recorded in AOCI.
(2) HTM securities are carried at amortized cost, and unrealized gains and losses are not recorded in our consolidated financial statements, other than for those that have been impaired.

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
We recorded less than $1 million of OTTI in the third quarter of 2017 and $2 million in the third quarter of 2016. Management considers the aggregate decline in fair value of the remaining investment securities and the resulting gross unrealized losses of $434 million as of September 30, 2017 to be temporary and not the result of any material changes in the credit characteristics of the securities. Additional information with respect to OTTI, net impairment losses and gross unrealized losses is provided in Note 3 to the consolidated financial statements included in this Form 10-Q.
Our evaluation of potential OTTI of structured credit securities with collateral in the U.K. and Italy takes into account the outcome from the Brexit referendum and the Italian constitutional referendum, and assumes no disruption of payments on these securities.

State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Loans and Leases

TABLE 25: U.S. AND NON- U.S. LOANS AND LEASES
(In millions)	September 30, 2017	December 31, 2016
Domestic:
Commercial and financial	$18,273	$16,412
Commercial real estate	—	27
Lease financing	283	338
Total domestic	18,556	16,777
Non-U.S.:
Commercial and financial	4,652	2,476
Lease financing	430	504
Total non-U.S.	5,082	2,980
Total loans and leases	$23,638	$19,757
The increase in loans in the commercial and financial segment as of September 30, 2017 compared to December 31, 2016 was primarily driven by higher levels of loans to investment funds and loans to municipalities.
As of September 30, 2017 and December 31, 2016, our investment in senior secured loans totaled approximately $3.9 billion and $3.5 billion, respectively. In addition, we had binding unfunded commitments as of September 30, 2017 and December 31, 2016 of $332 million and $76 million, respectively, to participate in such syndications.
These senior secured loans, which are primarily rated “speculative” under our internal risk-rating framework, are externally rated “BBB,” “BB” or “B,” with approximately 90% of the loans rated “BB” or “B” as of September 30, 2017 and December 31, 2016. Information about our internal risk-rating framework is provided in Note 4 to the consolidated financial statements included in this Form 10-Q. Our investment strategy involves generally limiting our investment to larger, more liquid credits underwritten by major global financial institutions, applying our internal credit analysis process to each potential investment, and diversifying our exposure by counterparty and industry segment. However, these loans have significant exposure to credit losses relative to higher-rated loans.
Loans to municipalities included in the commercial and financial segment were $2.0 billion and $1.4 billion as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, unearned income deducted from our investment in leveraged lease financing was $77 million and $94 million, respectively, for U.S. leases and $161 million and $192 million, respectively, for non-U.S. leases.
Additional information about all of our loan-and-leases segments, as well as underlying classes, is provided in Note 4 to the consolidated financial statements included in this Form 10-Q.
No loans were modified in troubled debt restructurings during the nine months ended September 30, 2017 and the year ended December 31, 2016.

TABLE 26: ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine Months Ended September 30,
(In millions)	2017	2016
Allowance for loan and lease losses:
Beginning balance	$53	$46
Provision for loan and lease losses(1)	4	8
Charge-offs(2)	—	(3)
Ending balance	$57	$51

(1) The provision for loan and lease losses is related to commercial and financial loans in the quarters ended September 30, 2017 and 2016.
(2) The charge-offs are related to commercial and financial loans.
As of September 30, 2017, approximately $49 million of our allowance for loan and lease losses were related to senior secured loans included in the commercial and financial segment. As this portfolio grows and matures, our allowance for loan and lease losses related to these loans may increase through additional provisions for credit losses. The remaining $9 million was related to other components of commercial and financial loans.
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
The cross-border outstandings presented in Table 27: Cross-Border Outstandings, represented approximately 30% and 28% of our consolidated total assets as of September 30, 2017 and December 31, 2016, respectively.

TABLE 27: CROSS-BORDER OUTSTANDINGS(1)
(In millions)	Investment Securities and Other Assets	Derivatives and Securities on Loan	Total Cross-Border Outstandings
September 30, 2017
United Kingdom	$17,808	$1,225	$19,033
Germany	18,727	267	18,994
Japan	15,607	674	16,281
Australia	5,344	631	5,975
Canada	4,334	1,060	5,394
France	2,273	300	2,573
Switzerland	2,023	457	2,480
December 31, 2016
United Kingdom	$18,712	$1,761	$20,473
Japan	17,922	1,171	19,093
Germany	13,812	484	14,296
Australia	5,122	986	6,108
Luxembourg	3,389	762	4,151
Canada	3,179	781	3,960

(1) Cross-border outstandings included countries in which we do business, and which amounted to at least 1% of our consolidated total assets as of the dates indicated.
As of September 30, 2017, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $2.15 billion to Netherlands. As of December 31, 2016, aggregate cross-border outstandings in countries which amounted to between 0.75% and 1% of our consolidated assets totaled approximately $1.84 billion and $2.38 billion to France and the Netherlands, respectively.
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

State Street Corporation | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We manage our liquidity on a global, consolidated basis. We also manage liquidity on a stand-alone basis at the Parent Company, as well as at certain branches and subsidiaries of State Street Bank. State Street Bank generally has access to markets and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. Our Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Our Parent Company typically holds, or has direct access to, primarily through SSIF and the support agreement, as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis, enough cash to meet its current debt maturities and cash needs, as well as those projected over the next one-year period. As of September 30, 2017, the value of our Parent Company's net liquid assets decreased to $0.57 billion from $3.64 billion as of December 31, 2016. The decrease was due to the funding of SSIF in connection with our SPOE Strategy as discussed in the "Uses of Liquidity" section of this Management's Discussion and Analysis. Absent certain triggers reflecting financial distress at the Parent Company, the liquidity transferred to SSIF continues to be available to the Parent Company. As of September 30, 2017, our Parent Company and State Street Bank had approximately $1 billion of senior notes and junior subordinated debentures outstanding that will mature in the next twelve months.
As a systemically important financial institution, our liquidity risk management activities are subject to heightened and evolving regulatory requirements, including interpretations of those requirements, under specific U.S. and international regulations and also resulting from published and unpublished guidance, supervisory activities, such as stress tests, resolution planning, examinations and other regulatory interactions. Satisfaction of these requirements could, in some cases, result in changes in the composition of our investment portfolio, reduced NII or NIM, a reduction in the level of certain business activities or modifications to the way in which we deliver our products and services. If we fail to meet regulatory requirements to the satisfaction of our regulators, we could receive negative regulatory stress test results, incur a resolution plan deficiency or determination of a non-credible resolution plan or otherwise receive an adverse regulatory finding. Our efforts to satisfy, or our failure to satisfy, these regulatory requirements could materially adversely affect our business, financial condition or results of operations.
For additional information on our liquidity risk management, as well as liquidity risk metrics, refer to page 91 included under Item 7, Management's

Discussion and Analysis of Financial Condition and Results of Operation, in our 2016 Form 10-K. For additional information on our liquidity ratios, including LCR and NSFR, refer to pages 7 and 8 included under Item 1, Business, in our 2016 Form 10-K.
Asset Liquidity
Central to the management of our liquidity is asset liquidity, which consists primarily of unencumbered highly liquid securities, cash and cash equivalents reported on our consolidated statement of condition. We restrict the eligibility of securities to be characterized as asset liquidity to U.S. Government and federal agency securities (including MBS), selected non-U.S. Government and supranational securities as well as certain other high-quality securities which generally are more liquid than other types of assets even in times of stress. In 2014, U.S. banking regulators issued a final rule to implement the BCBS' LCR in the United States. The LCR is intended to promote the short-term resilience of internationally active banking organizations, like State Street, to improve the banking industry's ability to absorb shocks arising from market stress over a 30 calendar day period and improve the measurement and management of liquidity risk. The LCR measures an institution’s HQLA against its net cash outflows. The LCR was fully implemented beginning on January 1, 2017. We report LCR to the Federal Reserve daily. In addition, in December 2016, the Federal Reserve issued a final rule requiring large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their LCR. We were required to comply with the disclosure requirements beginning on April 1, 2017. As of September 30, 2017 and December 31, 2016, our LCR was in excess of 100%. With the release of the new disclosure requirements, we are now presenting average quarterly HQLA balances versus our historical presentation of the period end balances. The average HQLA for our Parent Company under the LCR final rule was $67.23 billion and $87.20 billion, post-prescribed haircuts, as of September 30, 2017 and December 31, 2016, respectively.

TABLE 28: COMPONENTS OF AVERAGE HQLA BY TYPE OF ASSET
	Quarters Ended
(In millions)	September 30, 2017	December 31, 2016
Excess central bank balances	$38,222	$48,407
U.S. Treasuries	10,804	17,770
Other investment securities	11,796	15,442
Foreign government	6,409	5,585
Total	$67,231	$87,204
With respect to highly liquid short-term investments presented in the preceding table, we

State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

maintained cash balances in excess of regulatory requirements governing deposits with the Federal Reserve of approximately $38.22 billion at the Federal Reserve, the ECB and other non-U.S. central banks, compared to $48.41 billion as of December 31, 2016. The lower levels of deposits with central banks as of quarter-end September 30, 2017 compared to quarter-end December 31, 2016 was due to normal deposit volatility. The decrease in other investment securities as of September 30, 2017 compared to December 31, 2016, presented in the table above, was primarily associated with repositioning the investment portfolio in light of the liquidity requirements of the LCR.
Liquid securities carried in our asset liquidity include securities pledged without corresponding advances from the FRBB, the FHLB, and other non-U.S. central banks. State Street Bank is a member of the FHLB. This membership allows for advances of liquidity in varying terms against high-quality collateral, which helps facilitate asset-and-liability management.
Access to primary, intra-day and contingent liquidity provided by these utilities is an important source of contingent liquidity with utilization subject to underlying conditions. As of September 30, 2017 and December 31, 2016, we had no outstanding primary credit borrowings from the FRBB discount window or any other central bank facility, and as of the same dates, no FHLB advances were outstanding.
In addition to the securities included in our asset liquidity, we have significant amounts of other unencumbered investment securities. The aggregate fair value of those securities was $38.05 billion as of September 30, 2017, compared to $54.40 billion as of December 31, 2016. These securities are available sources of liquidity, although not as rapidly deployed as those included in our asset liquidity.
Uses of Liquidity
Significant uses of our liquidity could result from the following: withdrawals of client deposits; draw-downs by our custody clients of lines of credit; advances to clients to settle securities transactions; or other permitted purposes. Such circumstances would generally arise under stress conditions including deterioration in credit ratings. A recurring significant use of our liquidity involves our deployment of HQLA from our investment portfolio to post collateral to financial institutions serving as sources of securities under our enhanced custody program.
We had unfunded commitments to extend credit with gross contractual amounts totaling $27.01 billion and $26.99 billion as of September 30, 2017 and December 31, 2016, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2017, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
We submitted our 2017 resolution plan describing our preferred resolution strategy to the Federal Reserve and FDIC on June 30, 2017. Subsequently, the Federal Reserve and FDIC extended the next resolution plan filing deadline for eight large domestic banks, including State Street, to July 1, 2019. The agencies' review of the 2017 resolution plans is on-going and the extension does not affect any actions the agencies may take concerning our resolution plan.
In the event of material financial distress or failure, our preferred resolution strategy is the SPOE Strategy. For additional information about the SPOE Strategy, refer to pages 11 and 12 included under Item 1, Business, in our 2016 Form 10-K. The SPOE Strategy provides that prior to the bankruptcy of the Parent Company and pursuant to a support agreement among the Parent Company, SSIF (a recently formed direct subsidiary of the Parent Company), State Street’s Beneficiary Entities (as defined below) and certain other State Street entities, SSIF is obligated, up to its available resources, to recapitalize and/or provide liquidity to State Street Bank and the other State Street entities benefiting from such capital and/or liquidity (collectively with State Street Bank, “Beneficiary Entities”), in amounts designed to prevent the Beneficiary Entities from themselves entering into resolution proceedings. Following the recapitalization of, or provision of liquidity to the Beneficiary Entities, the Parent Company would enter into a bankruptcy proceeding under the U.S. Bankruptcy Code. The Beneficiary Entities and other State Street subsidiaries would be transferred to a newly organized holding company

State Street Corporation | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

held by a reorganization trust for the benefit of the Parent Company’s claimants.
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
In the event a Recapitalization Event occurs, the obligations outstanding under the Parent Company Funding Notes would automatically convert into or be exchanged for capital contributed to SSIF. The obligations of the Parent Company and SSIF under the support agreement are secured through a security agreement that grants a lien on the assets that the Parent Company and SSIF would use to fulfill their obligations under the support agreement to the Beneficiary Entities. SSIF is a distinct legal entity separate from the Parent Company and the Parent Company’s other affiliates.
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
State Street Bank is also required to submit annually to the FDIC a plan for resolution in the event of its failure, referred to as an IDI plan. The FDIC has extended the date for the next IDI plan submission to July 1, 2018. This IDI plan will satisfy the annual plan submission requirements under the IDI Rule for 2016, 2017 and 2018.
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, foreign exchange services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable, low-cost source of funds. As a global custodian, clients place deposits with State Street entities in various currencies. As of September 30, 2017 and December 31, 2016, approximately 60% of our average client deposit balances were denominated in U.S. dollars.
For the past several years, we have frequently experienced higher client deposit inflows toward the end of each fiscal quarter or the end of the fiscal year. As a result, we believe average client deposit balances are more reflective of ongoing funding than period-end balances.

TABLE 29: TOTAL DEPOSITS
			Average Balance
	September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Client deposits	$176,263	$183,900	$159,564	$153,612
Wholesale CDs	3,000	14,865	5,160	15,595
Total deposits	$179,263	$198,765	$164,724	$169,207
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

Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight, and are collateralized by high-quality investment securities. These balances were $3.86 billion and $4.40 billion as of September 30, 2017 and December 31, 2016, respectively.
State Street Bank currently maintains a line of credit with a financial institution of CAD 1.40 billion, or approximately $1.12 billion as of September 30, 2017, to support its Canadian securities processing operations. The line of credit has no stated termination date and is cancelable by either party with prior notice. As of September 30, 2017, there was no balance outstanding on this line of credit.
Long-Term Funding
State Street Corporation maintains an effective universal shelf registration statement that allows for the public offering and sale of debt securities, capital securities, common stock, depositary shares and preferred stock, and warrants to purchase such securities, including any shares into which the preferred stock and depositary shares may be convertible, or any combination thereof. We have issued in the past, and we may issue in the future, securities pursuant to our shelf registration statement. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors.
As of September 30, 2017, State Street Bank had Board authority to issue unsecured senior debt securities from time to time, provided that the aggregate principal amount of such unsecured senior debt outstanding at any one time does not exceed $5 billion. As of September 30, 2017, $3.25 billion was available for issuance pursuant to this authority. As of September 30, 2017, State Street Bank also had Board authority to issue an additional $500 million of subordinated debt.
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
As part of our trading activities, we assume positions in the foreign exchange and interest-rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange and interest-rate options and interest-rate swaps, interest-rate forward contracts, and interest-rate futures. As of September 30, 2017, the notional amount of these derivative contracts was $1.67 trillion, of which $1.65 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of minimizing related currency and interest-rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We had no back-testing exceptions in the quarters ended September 30, 2017 and June 30, 2017.
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2017 and June 30, 2017, and as of September 30, 2017 and June 30, 2017, as measured by our VaR methodology:

TABLE 30: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended September 30, 2017			Quarter Ended June 30, 2017			As of September 30, 2017	As of June 30, 2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	VaR	VaR
Global Markets	$7,592	$13,703	$3,295	$7,759	$16,160	$4,590	$9,524	$7,577
Global Treasury	342	790	145	433	1,408	89	723	528
Total VaR	$7,546	$13,652	$3,337	$7,740	$16,119	$4,598	$9,463	$7,481

TABLE 31: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Quarter Ended September 30, 2017			Quarter Ended June 30, 2017			As of September 30, 2017	As of June 30, 2017
(In thousands)	Average	Maximum	Minimum	Average	Maximum	Minimum	Stressed VaR	Stressed VaR
Global Markets	$23,981	$45,399	$13,363	$26,691	$44,875	$14,301	$24,755	$15,192
Global Treasury	5,309	10,549	2,584	4,814	12,329	1,321	5,150	6,223
Total Stressed VaR	$24,382	$44,364	$13,887	$26,934	$43,754	$14,646	$24,362	$14,943

State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The three month average of our stressed VaR-based measure was approximately $24 million for the quarter ended September 30, 2017, compared to an average of approximately $27 million for the quarter ended June 30, 2017.
The decrease in the total stressed VaR-based measures as of September 30, 2017, compared to June 30, 2017, was mainly driven by lower interest rate risk in emerging market currencies as of September 30, 2017 as compared to June 30, 2017.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest-rate risk and volatility risk as of September 30, 2017 and June 30, 2017. The totals of the VaR-based and stressed VaR-based measures for the three attributes in total exceeded the related total VaR and total stressed VaR presented in the foregoing tables as of each period-end, primarily due to the benefits of diversification across risk types.

TABLE 32: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2017			As of June 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$7,876	$2,930	$201	$6,167	$3,042	$506
Global Treasury	62	736	—	59	552	—
Total VaR	$7,883	$2,564	$201	$6,186	$3,035	$506

TABLE 33: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	As of September 30, 2017			As of June 30, 2017
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
Global Markets	$16,864	$20,608	$214	$10,514	$13,782	$520
Global Treasury	98	5,273	—	104	6,439	—
Total Stressed VaR	$16,862	$21,940	$214	$10,570	$15,036	$520

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
In the table below, we report the expected change in NII over the next twelve months from +/-100 bps instantaneous and gradual parallel rate shocks. Each scenario assumes no management action is taken to mitigate the adverse effects of interest rate changes on our financial performance. While investment securities balances can fluctuate with the level of rates as prepayment assumptions change, our deposit balances remain consistent with the baseline.
We also routinely measure NII sensitivity to non-parallel rate shocks to isolate the impact of short-term or long-term market rates. In the up 100 bps instantaneous shock, approximately 80% of the expected benefit stems from the short-end of the yield curve. Additionally, we quantify how much of the change is a result of shifts in U.S. and non-U.S. rates. In the up 100 bps instantaneous shock, approximately 50% of the expected benefit is driven by U.S. rates.

TABLE 34: NII SENSITIVITY
(In millions)	September 30, 2017	December 31, 2016
Rate change:	Benefit (Exposure)
+100 bps shock	$515	$585
–100 bps shock	(352)	(265)
+100 bps ramp	198	284
–100 bps ramp	(119)	(161)
As of September 30, 2017, NII sensitivity remains positioned to benefit from rising interest rates. Compared to December 31, 2016, the decreased benefit to the up 100 bps instantaneous shock is driven by a mix shift in client deposits and the repricing characteristics of other wholesale liabilities, partially offset by investment portfolio activity. The increased exposure to the down 100 bps instantaneous shock is driven by higher observed short-term interest rates relative to year-end and investment portfolio activity, partially offset by a mix shift in client deposits. Gradual rate shocks have a similar asset sensitive positioning, but are less impactful due to the severity and timing of the rate shift.

The following table highlights our economic value of equity sensitivity to a +/-200 bps instantaneous rate shock, relative to spot interest rates. Management compares the change in EVE sensitivity against State Street's aggregate tier 1 and tier 2 risk-based capital, calculated in conformity with current applicable regulatory requirements. Economic value of equity sensitivity is dependent on the timing of interest and principal cash flows. Also, the measure only evaluates the spot balance sheet and does not include the impact of new business assumptions.

TABLE 35: EVE SENSITIVITY
(In millions)	September 30, 2017	December 31, 2016
Rate change:	Benefit (Exposure)
+200 bps shock	$(924)	$(1,092)
–200 bps shock	118	877
As of September 30, 2017, economic value of equity sensitivity remains exposed to upward shifts in interest rates. The change in each scenario was primarily driven by investment portfolio repositioning and the mix of client deposits. The -200 bps scenario is also impacted by the low level of interest rates, which limits the size of the rate shock.
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

State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Global Systemically Important Bank
We are one among a group of 30 institutions worldwide that have been identified by the FSB and the BCBS as G-SIBs. Our designation as a G-SIB requires us to maintain an additional capital buffer above the Basel III final rule minimum CET1 capital ratio of 4.5%, based on a number of factors, as evaluated by banking regulators.
In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for large bank holding companies, including State Street. On August 14, 2015, the Federal Reserve published a final rule on the implementation of capital requirements that impose a capital surcharge on U.S. G-SIBs. The surcharge requirements within the final rule began to phase-in on January 1, 2016 and will be fully effective on January 1, 2019. The eight U.S. banks deemed to be G-SIBs, including State Street, are required to calculate the G-SIB surcharge according to two methods, and be bound by the higher of the two:

•	Method 1: Assesses systemic importance based upon twelve indicators across: size, interconnectedness, complexity, cross-jurisdictional activity and substitutability

•
Method 2: Alters the calculation from Method 1 by factoring in a wholesale funding score in place of substitutability and applying a coefficient to the nine systemic indicators across size, interconnectedness, complexity and cross jurisdictional activity

As part of the final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012 to 2014. Method 2 is identified as the binding methodology for State Street and the applicable surcharge on January 1, 2017 was calculated to be 1.5%. Assuming a countercyclical buffer of 0%, a capital conservation buffer of 2.5%, and a G-SIB surcharge of 1.5% in 2019, the minimum fully phased-in capital ratios State Street would be required to have as of January 1, 2019 are: 8.5% for CET1 Capital, 10.0% for tier 1 risk-based capital and 12.0% for total risk-based capital, in order to make capital distributions and discretionary bonus payments without limitation.
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
Among other things, the TLAC final rule requires State Street to comply with minimum requirements for external TLAC and external LTD, plus an external TLAC buffer. Specifically, State Street must hold (1) combined eligible tier 1 regulatory capital and eligible LTD in the amount equal to at least 21.5% of total risk-weighted assets (using an estimated G-SIB method 1 surcharge of 1%) and 9.5% (7.5% SLR plus eSLR buffer of 2%) of total leverage exposure, as defined by the SLR final rule, and (2) qualifying external LTD equal to the greater of 7.5% of risk-weighted assets (using an estimated G-SIB method 2 surcharge of 1.5%) and 4.5% of total leverage exposure, as defined by the SLR final rule.
In forecasting our compliance with these requirements, we presently include our junior subordinated debentures maturing in 2028 and 2047 as TLAC and LTD eligible debt. Based upon current estimates, assumptions and guidance, we project that compliance with TLAC and LTD will result in increasing our outstanding long-term debt by approximately $2 billion at December 31, 2018 compared to the TLAC eligible debt outstanding at September 30, 2017.
For additional information on our TLAC requirements, refer to page 7 under "Regulatory Capital Adequacy and Liquidity Standards" in "Total Loss-Absorbing Capacity (TLAC)" included under Item 1, Business, in our 2016 Form 10-K
State Street must comply with the TLAC final rule starting on January 1, 2019.

State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Regulatory Capital
We and State Street Bank, as advanced approaches banking organizations, are subject to the current Basel III minimum risk-based capital and leverage ratio guidelines. The Basel III final rule incorporates several multi-year transition provisions for capital components and minimum ratio requirements for CET1 capital, tier 1 capital and total capital. The transition period started in January 2014 and will be completed by January 1, 2019, which is concurrent with the full implementation of the Basel III final rule in the U.S.
Among other things, the Basel III final rule introduced a minimum CET1 risk-based capital ratio of 4.5% and raises the minimum tier 1 risk-based capital ratio from 4% to 6%. In addition, for advanced approaches banking organizations such as State Street, the Basel III final rule imposes a minimum supplementary tier 1 leverage ratio of 3%, the numerator of which is tier 1 capital and the denominator of which includes both on-balance sheet assets and certain off-balance sheet exposures.
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
Under the Basel III final rule, certain new items are deducted from CET1 capital and certain regulatory capital deductions were modified as compared to the previously applicable capital regulations. Among other things, the final rule requires significant investments in the common stock of unconsolidated financial institutions, as defined, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from common equity tier 1 capital. As an advanced approaches banking organization, after-tax unrealized gains and losses on AFS investment securities flow through to and affect State Street’s and State Street Bank's CET1 capital, subject to a phase-in schedule.
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

TABLE 36: BASEL III FINAL RULES TRANSITION ARRANGEMENTS AND MINIMUM RISK-BASED CAPITAL RATIOS(1)

	2015	2016	2017	2018	2019
Capital conservation buffer (CET1)	—%	0.625%	1.250%	1.875%	2.500%
G-SIB surcharge (CET1)(2)	—	0.375	0.750	1.125	1.500

Minimum common equity tier 1(3)	4.500	5.500	6.500	7.500	8.500
Minimum tier 1 capital(3)	6.000	7.000	8.000	9.000	10.000
Minimum total capital(3)	8.000	9.000	10.000	11.000	12.000

(1) Minimum ratios shown above do not reflect the countercyclical buffer, currently set at zero by U.S. banking regulators.
(2) As part of the G-SIB Surcharge final rule, the Federal Reserve published estimated G-SIB surcharges for the eight U.S. G-SIBs based on relevant data from 2012-2014 and the estimated resulting G-SIB surcharge for State Street is 1.5%. Including the 1.5% surcharge, State Street's minimum risk-based capital ratio requirements, as of January 1, 2019 would be 8.5% for CET1, 10.0% for tier 1 capital and 12.0% for total capital.
(3) Minimum CET1 capital, minimum tier 1 capital and minimum total capital presented include the transitional capital conservation buffer as well as the estimated transitional G-SIB surcharge being phased-in beginning January 1, 2016 through January 1, 2019 based on an estimated 1.5% surcharge in all periods.
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

State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 37: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2017(1)	Basel III Standardized Approach September 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches September 30, 2017(1)	Basel III Standardized Approach September 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,307	$10,307	$10,286	$10,286	$11,382	$11,382	$11,376	$11,376
Retained earnings			18,675	18,675	17,459	17,459	12,286	12,286	12,285	12,285
Accumulated other comprehensive income (loss)			(985)	(985)	(1,936)	(1,936)	(808)	(808)	(1,648)	(1,648)
Treasury stock, at cost			(8,697)	(8,697)	(7,682)	(7,682)	—	—	—	—
Total			19,300	19,300	18,127	18,127	22,860	22,860	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,739)	(6,739)	(6,348)	(6,348)	(6,447)	(6,447)	(6,060)	(6,060)
Other adjustments			(122)	(122)	(155)	(155)	(90)	(90)	(148)	(148)
Common equity tier 1 capital			12,439	12,439	11,624	11,624	16,323	16,323	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(29)	(29)	(103)	(103)	—	—	—	—
Tier 1 capital			15,606	15,606	14,717	14,717	16,323	16,323	15,805	15,805
Qualifying subordinated long-term debt			1,072	1,072	1,172	1,172	1,076	1,076	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			5	79	19	77	—	79	15	77
Other adjustments			1	1	1	1	—	—	—	—
Total capital			$16,684	$16,758	$15,909	$15,967	$17,399	$17,478	$16,999	$17,061
Risk-weighted assets:
Credit risk			$50,197	$106,377	$50,900	$98,125	$47,282	$103,024	$47,383	$94,413
Operational risk(4)			45,795	NA	44,579	NA	45,270	NA	44,043	NA
Market risk(5)			3,005	1,203	3,822	1,751	3,005	1,203	3,822	1,751
Total risk-weighted assets			$98,997	$107,580	$99,301	$99,876	$95,557	$104,227	$95,248	$96,164
Adjusted quarterly average assets			$211,396	$211,396	$226,310	$226,310	$208,308	$208,308	$222,584	$222,584

Capital Ratios(1):	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	12.6%	11.6%	11.7%	11.6%	17.1%	15.7%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.8	14.5	14.8	14.7	17.1	15.7	16.6	16.4
Total capital	10.0	9.0	16.9	15.6	16.0	16.0	18.2	16.8	17.8	17.7
Tier 1 leverage	4.0	4.0	7.4	7.4	6.5	6.5	7.8	7.8	7.1	7.1

(1) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) CET1 capital, tier 1 capital and total capital ratios as of September 30, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule. We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2017. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016. See Table 36: Basel III Final Rules Transition Arrangements and Minimum Risk Based Capital Ratios.
NA Not applicable

State Street Corporation | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of January 1, 2015, we used the standardized provisions of the Basel III final rule in addition to the advanced approaches provisions which were previously implemented in the second quarter of 2014, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the standardized approach are applied in the assessment of our capital adequacy for regulatory capital purposes. Beginning in the second quarter of 2014, until January 1, 2015, we used the advanced approaches provisions in the Basel III final rule, and transitional provisions of the Basel III final rule, and the lower of our regulatory capital ratios calculated under the advanced approaches and those ratios calculated under the transitional provisions were applied in the assessment of our capital adequacy for regulatory capital purposes.
Our CET1 capital increased $815 million as of September 30, 2017 compared to December 31, 2016 primarily due to net income of $1.81 billion and an increase in accumulated other comprehensive income of $951 million. The increases in CET1 capital were partially offset by capital distributions of $1.69 billion from common stock purchases and dividends, and the impact from the 2017 phase-in of the deduction of intangibles (80% in 2017 compared to 60% in 2016). In the same comparative period, our tier 1 capital increased $889 million, due to the increase in CET1 capital. Total capital increased $775 million under advanced approaches and increased $791 million under standardized approach due to the changes to tier 1 capital. State Street Bank's tier 1 capital increased $518 million, and total capital increased $400 million and $417 million under the advanced and standardized approaches, respectively, as of September 30, 2017, compared to December 31, 2016. The increase is a result of higher CET1.

The table below presents a roll-forward of CTE1 capital, tier 1 capital and total capital for the quarter ended September 30, 2017 and for the year ended December 31, 2016.

TABLE 38: CAPITAL ROLL-FORWARD
	State Street
(In millions)	Basel III Advanced Approaches September 30, 2017	Basel III Standardized Approach September 30, 2017	Basel III Advanced Approaches December 31, 2016	Basel III Standardized Approach December 31, 2016
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$11,624	$11,624	$12,433	$12,433
Net income	1,807	1,807	2,143	2,143
Changes in treasury stock, at cost	(1,015)	(1,015)	(1,225)	(1,225)
Dividends declared	(588)	(588)	(732)	(732)
Goodwill and other intangible assets, net of associated deferred tax liabilities	(391)	(391)	(421)	(421)
Effect of certain items in accumulated other comprehensive income (loss)	951	951	(514)	(514)
Other adjustments	51	51	(60)	(60)
Changes in common equity tier 1 capital	815	815	(809)	(809)
Common equity tier 1 capital balance, end of period	12,439	12,439	11,624	11,624
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	14,717	14,717	15,264	15,264
Change in common equity tier 1 capital	815	815	(809)	(809)
Net issuance of preferred stock	—	—	493	493
Trust preferred capital securities phased out of tier 1 capital	—	—	(237)	(237)
Other adjustments	74	74	6	6
Changes in tier 1 capital	889	889	(547)	(547)
Tier 1 capital balance, end of period	15,606	15,606	14,717	14,717
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,192	1,250	2,085	2,139
Net issuance and changes in long-term debt qualifying as tier 2	(100)	(100)	(186)	(186)
Trust preferred capital securities phased into tier 2 capital	—	—	(713)	(713)
Changes in ALLL and other	(14)	2	7	11
Change in other adjustments	—	—	(1)	(1)
Changes in tier 2 capital	(114)	(98)	(893)	(889)
Tier 2 capital balance, end of period	1,078	1,152	1,192	1,250
Total capital:
Total capital balance, beginning of period	15,909	15,967	17,349	17,403
Changes in tier 1 capital	889	889	(547)	(547)
Changes in tier 2 capital	(114)	(98)	(893)	(889)
Total capital balance, end of period	$16,684	$16,758	$15,909	$15,967

State Street Corporation | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents a roll-forward of the Basel III advanced approaches risk-weighted assets for the quarter ended September 30, 2017 and for the year ended December 31, 2016.

TABLE 39: ADVANCED APPROACHES RWA ROLL-FORWARD
	State Street
(In millions)	September 30, 2017	December 31, 2016
Total risk-weighted assets, beginning of period	$99,301	$99,552
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	1,477	(1,027)
Net increase (decrease) in loans and leases	1,432	575
Net increase (decrease) in securitization exposures	(250)	(3,246)
Net increase (decrease) in repo-style transaction exposures	298	606
Net increase (decrease) in OTC derivatives exposures	(2,194)	1,812
Net increase (decrease) in all other(1)	(1,466)	447
Net increase (decrease) in credit risk-weighted assets	(703)	(833)
Net increase (decrease) in credit valuation adjustment	(269)	512
Net increase (decrease) in market risk-weighted assets	(548)	(627)
Net increase (decrease) in operational risk-weighted assets	1,216	697
Total risk-weighted assets, end of period	$98,997	$99,301

(1) Includes assets not in a definable category, cleared transactions, non-material portfolio, other wholesale, cash and due from, and interest-bearing deposits with banks, equity exposures, and 6% credit risk supervisory charge.
As of September 30, 2017, total advanced approaches risk-weighted assets decreased $304 million compared to December 31, 2016, mainly due to a decrease in credit risk and market risk, partially offset by an increase in operational risk. The decrease in credit risk was mainly due to lower volatility in our FX derivative portfolio leading to a lower positive marked-to-market, offset by an increase in leveraged loans stemming from a new LGD model being introduced. Market risk reduction of $548 million resulted from a lower stressed VaR. The decrease in credit valuation adjustment was also driven by the lower marked-to-market in our FX derivative portfolios. Operational risk increased approximately $1.22 billion due to a recalibration of the Operational Risk Advanced Measurement Approach Capital model.
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
The following table presents a roll-forward of the Basel III standardized approach risk-weighted assets for the quarter ended September 30, 2017 and year ended December 31, 2016.

TABLE 40: STANDARDIZED APPROACH RWA ROLL-FORWARD
	State Street
(In millions)	September 30, 2017	December 31, 2016
Total estimated risk-weighted assets, beginning of period(1)	$99,876	$95,893
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	2,068	(1,471)
Net increase (decrease) in loans and leases	3,523	998
Net increase (decrease) in securitization exposures	(216)	(3,144)
Net increase (decrease) in repo-style transaction exposures	3,128	4,994
Net increase (decrease) in OTC derivatives exposures	(1,268)	3,462
Net increase (decrease) in all other(2)	1,017	(229)
Net increase (decrease) in credit risk-weighted assets	8,252	4,610
Net increase (decrease) in market risk-weighted assets	(548)	(627)
Total risk-weighted assets, end of period	$107,580	$99,876

(1) Standardized approach risk-weighted assets as of the periods noted above were calculated using State Street’s estimates, based on our then current interpretation of the Basel III final rule.
(2) Includes assets not in a definable category, cleared transactions, other wholesale, cash and due from, and interest-bearing deposits with banks and equity exposures.
As of September 30, 2017, total standardized approach risk-weighted assets increased $7.70 billion compared to December 31, 2016, primarily the result of an increase in credit risk partially offset by a decrease in market risk resulting from a lower stressed VaR. The main drivers of the credit risk change are an increase in equities within the securities finance portfolio, an increase in the investment portfolio due to purchases exceeding sales and an increase in overdrafts due to an increase in U.S. short-duration advances to clients, offset by a decrease in FX contracts due to a shift to counterparties with a lower weighted-average risk-weight.

State Street Corporation | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2016, total standardized approach risk-weighted assets increased $3.98 billion compared to December 31, 2015, primarily the result of an increase in securities finance agency lending, an increase in market values of FX contracts, partially offset by a decrease in securitization exposures, wholesale investments and market risk. The decrease in securitization was due to sell-offs and maturities while the decrease in wholesale investments was due to calls of agency debt securities. Market risk reduction resulted from a lower stressed VaR.
The regulatory capital ratios as of September 30, 2017, presented in Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the standardized approach and advanced approaches in conformity with the Basel III final rule. The advanced approaches-based ratios (actual and estimated pro forma) reflect calculations and determinations with respect to our capital and related matters as of September 30, 2017, based on State Street and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by State Street for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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

State Street Corporation | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Estimated Basel III Fully Phased-in Capital Ratios
Table 41: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street, and Table 42: Regulatory Capital Structure and Related Regulatory Capital Ratios - State Street Bank, present our capital ratios for State Street and State Street Bank as of September 30, 2017, calculated in conformity with the advanced approaches provisions and standardized approach of the Basel III final rule on a pro forma basis under the fully phased-in provisions of the Basel III final rule.

TABLE 41: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET
September 30, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$19,300	$3	$19,303	$19,300	$3	$19,303
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,739)	(270)	(7,009)	(6,739)	(270)	(7,009)
Other adjustments				(122)	(30)	(152)	(122)	(30)	(152)
Common equity tier 1 capital				12,439	(297)	12,142	12,439	(297)	12,142
Additional tier 1 capital:
Preferred stock				3,196	—	3,196	3,196	—	3,196
Trust preferred capital securities				—	—	—	—	—	—
Other adjustments				(29)	29	—	(29)	29	—
Additional tier 1 capital				3,167	29	3,196	3,167	29	3,196
Tier 1 capital				15,606	(268)	15,338	15,606	(268)	15,338
Tier 2 capital:
Qualifying subordinated long-term debt				1,072	1	1,073	1,072	1	1,073
Trust preferred capital securities				—	—	—	—	—	—
ALLL and other				5	1	6	79	—	79
Other				1	(1)	—	1	(1)	—
Tier 2 capital				1,078	1	1,079	1,152	—	1,152
Total capital				$16,684	$(267)	$16,417	$16,758	$(268)	$16,490
Risk weighted assets				$98,997	$(57)	$98,940	$107,580	$(54)	$107,526
Adjusted average assets				211,396	(184)	211,212	211,396	(184)	211,212
Total assets for SLR				240,636	(270)	240,366	240,636	(270)	240,366

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	12.6%		12.3%	11.6%		11.3%
Tier 1 capital	6.0	8.0	10.0	15.8		15.5	14.5		14.3
Total capital	8.0	10.0	12.0	16.9		16.6	15.6		15.3
Tier 1 leverage	4.0	NA	NA	7.4		7.3	7.4		7.3
Supplementary leverage	5.0	NA	NA	6.5		6.4	6.5		6.4

(1) CET1 ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio, or SLR, is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) CET1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.
NA Not applicable

State Street Corporation | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 42: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS - STATE STREET BANK
September 30, 2017 (In millions)				Basel III Advanced Approaches	Phase-In Provisions	Basel III Advanced Approaches Fully Phased-In Pro-Forma Estimate	Basel III Standardized Approach	Phase-In Provisions	Basel III Standardized Approach Fully Phased-In Pro-Forma Estimate
Total common shareholders' equity				$22,860	$5	$22,865	$22,860	$5	$22,865
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities				(6,447)	(260)	(6,707)	(6,447)	(260)	(6,707)
Other adjustments				(90)	(1)	(91)	(90)	(1)	(91)
Common equity tier 1 capital				16,323	(256)	16,067	16,323	(256)	16,067
Additional tier 1 capital:
Preferred stock				—	—	—	—	—	—
Other adjustments				—	—	—	—	—	—
Additional tier 1 capital				—	—	—	—	—	—
Tier 1 capital				16,323	(256)	16,067	16,323	(256)	16,067
Tier 2 capital:
Qualifying subordinated long-term debt				1,076	—	1,076	1,076	—	1,076
ALLL and other				—	—	—	79	—	79
Tier 2 capital				1,076	—	1,076	1,155	—	1,155
Total capital				$17,399	$(256)	$17,143	$17,478	$(256)	$17,222
Risk weighted assets				$95,557	$(100)	$95,457	$104,227	$(95)	$104,132
Adjusted average assets				208,308	(176)	208,132	208,308	(176)	208,132
Total assets for SLR				237,579	(260)	237,319	237,579	(260)	237,319

Capital ratios(1):	Minimum Requirement	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2017	Minimum Requirement Including Capital Conservation Buffer and G-SIB Surcharge 2019
Common equity tier 1 capital(2)	4.5%	6.5%	8.5%	17.1%		16.8%	15.7%		15.4%
Tier 1 capital	6.0	8.0	10.0	17.1		16.8	15.7		15.4
Total capital	8.0	10.0	12.0	18.2		18.0	16.8		16.5
Tier 1 leverage	4.0	NA	NA	7.8		7.7	7.8		7.7
Supplementary leverage	6.0	NA	NA	6.9		6.8	6.9		6.8

(1) CET1 capital ratio is calculated by dividing common equity tier 1 capital (numerator) by risk-weighted assets (denominator); tier 1 capital ratio is calculated by dividing tier 1 capital (numerator) by risk-weighted assets (denominator); total capital ratio is calculated by dividing total capital (numerator) by risk-weighted assets (denominator); tier 1 leverage ratio is calculated by dividing tier 1 capital (numerator) by adjusted average assets (denominator); and supplementary leverage ratio is calculated by dividing tier 1 capital (numerator) by total assets for SLR (denominator).
(2) CET1 ratios were calculated in conformity with the provisions of the Basel III final rule; refer to Table 37: Regulatory Capital Structure and Related Regulatory Capital Ratios.
NA Not applicable
Fully phased-in pro-forma estimates of common shareholders' equity include 100% of AOCI, including AOCI attributable to AFS securities, cash flow hedges and defined benefit pension plans. Fully phased-in pro-forma estimates of CET1 capital reflect 100% of applicable deductions, including but not limited to, intangible assets net of deferred tax liabilities. Fully phased-in tier 1 capital reflects the transition of trust preferred capital securities from tier 1 capital to tier 2 capital. For both Basel III advanced and standardized approaches, fully phased-in pro-forma estimates of risk-weighted assets reflect the exclusion of intangible assets, offset by additions related to non-significant equity exposures and deferred tax assets related to temporary differences.

The Volcker rule, including the required capital deduction for investments in a covered fund, became effective on July 21, 2015, for investments in and relationships with a covered fund made after December 31, 2013. For legacy covered funds, the Volcker rule capital deduction became effective on July 21, 2017. For additional information on the Volcker rule, refer to pages 9 to 10 included under Item 1, Business, in our 2016 Form 10-K.

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

TABLE 43: SUPPLEMENTARY LEVERAGE RATIO
September 30, 2017	Transitional SLR	Phase-In Provisions	Fully Phased-in Pro-Forma SLR Estimate
(Dollars in millions)
State Street:
Tier 1 capital	$15,606	$(268)	$15,338

On-and off-balance sheet leverage exposure	247,527	—	247,527
Less: regulatory deductions	(6,891)	(270)	(7,161)
Total assets for SLR	$240,636	$(270)	$240,366
Supplementary leverage ratio	6.5%	(0.1)%	6.4%

State Street Bank:
Tier 1 capital	$16,323	$(256)	$16,067

On-and off-balance sheet leverage exposure	244,114	—	244,114
Less: regulatory deductions	(6,535)	(260)	(6,795)
Total assets for SLR	$237,579	$(260)	$237,319
Supplementary leverage ratio	6.9%	(0.1)%	6.8%
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2017:

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

State Street Corporation | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 45: PREFERRED STOCK DIVIDENDS QUARTERS TO DATE
	Quarters Ended September 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

TABLE 46: PREFERRED STOCK DIVIDENDS
	Nine Months Ended September 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	2,289	0.57	12
Total			$146			$137

(1) Dividends were paid in September 2017.
In October 2017, we declared dividends on our Series C, D, E and G preferred stock of approximately $1,313, $1,475, $1,500 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38 and $0.33, respectively, per depositary share. These dividends total approximately $6 million, $11 million, $11 million and $7 million on our Series C, D, E and G preferred stock, respectively, which will be paid in December 2017.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program).
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under both the 2017 Program and 2016 Program during the periods indicated:

TABLE 47: SHARES REPURCHASED
	Quarter Ended September 30, 2017			Nine Months Ended September 30, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	—	$—	$—	9.4	$79.93	$750
2017 Program	3.7	93.39	350	3.7	93.39	350
Total	3.7	$93.39	$350	13.1	$83.77	$1,100

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.

State Street Corporation | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below presents the dividends declared on common stock for the periods indicated:

TABLE 48: COMMON STOCK DIVIDENDS
	Quarters Ended September 30,				Nine Months Ended September 30,
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
	2017		2016		2017		2016
Common Stock	$0.42	$156	$0.38	$147	$1.18	$442	$1.06	$414
Federal and state banking regulations place certain restrictions on dividends paid by subsidiary banks to the parent holding company. In addition, banking regulators have the authority to prohibit bank holding companies from paying dividends. For information concerning limitations on dividends from our subsidiary banks, refer to pages 49 to 50 included under Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and to Note 15 on pages 176 to 178 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K. Our common stock and preferred stock dividends, including the declaration, timing and amount thereof, are subject to consideration and approval by the Board at the relevant times.

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

State Street Corporation | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $379.46 billion as of September 30, 2017, compared to $360.45 billion as of December 31, 2016. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $396.12 billion and $377.92 billion as collateral for indemnified securities on loan as of September 30, 2017 and December 31, 2016, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $396.12 billion and $377.92 billion, referenced above, $68.24 billion and $60.00 billion was invested in indemnified repurchase agreements as of September 30, 2017 and December 31, 2016, respectively. We or our agents held $73.16 billion and $63.96 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2017 and December 31, 2016, respectively.
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

State Street Corporation | 51

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information provided under Financial Condition - Market Risk Management in Management’s Discussion and Analysis, included in this Form 10-Q, is incorporated by reference herein. For more information on our market risk refer to pages 98 to 105 included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
CONTROLS AND PROCEDURES
State Street has established and maintains disclosure controls and procedures that are designed to ensure that information related to State Street and its subsidiaries on a consolidated basis required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to State Street's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2017, State Street's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of State Street's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that State Street's disclosure controls and procedures were effective as of September 30, 2017.
State Street has also established and maintains internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with GAAP. In the ordinary course of business, State Street routinely enhances its internal controls and procedures for financial reporting by either upgrading its current systems or implementing new systems. Changes have been made and may be made to State Street's internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2017, no change occurred in State Street's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, State Street's internal control over financial reporting.

State Street Corporation | 52

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Fee revenue:
Servicing fees	$1,351	$1,303	$3,986	$3,784
Management fees	419	368	1,198	931
Trading services	259	267	823	806
Securities finance	147	136	459	426
Processing fees and other	66	5	209	155
Total fee revenue	2,242	2,079	6,675	6,102
Net interest income:
Interest income	761	647	2,111	1,896
Interest expense	158	110	423	326
Net interest income	603	537	1,688	1,570
Gains (losses) related to investment securities, net:
Gains (losses) from sales of available-for-sale securities, net	1	6	(39)	7
Losses from other-than-temporary impairment	—	(2)	—	(2)
Gains (losses) related to investment securities, net	1	4	(39)	5
Total revenue	2,846	2,620	8,324	7,677
Provision for loan losses	3	—	4	8
Expenses:
Compensation and employee benefits	1,090	1,013	3,327	3,109
Information systems and communications	296	285	866	827
Transaction processing services	215	200	619	601
Occupancy	118	107	344	331
Acquisition and restructuring costs	33	42	133	166
Professional services	71	95	262	270
Amortization of other intangible assets	54	55	160	153
Other	144	187	427	437
Total expenses	2,021	1,984	6,138	5,894
Income before income tax expense	822	636	2,182	1,775
Income tax expense (benefit)	137	72	375	226
Net income from non-controlling interest	—	(1)	—	1
Net income	$685	$563	$1,807	$1,550
Net income available to common shareholders	$629	$507	$1,659	$1,411
Earnings per common share:
Basic	$1.69	$1.31	$4.41	$3.58
Diluted	1.66	1.29	4.35	3.54
Average common shares outstanding (in thousands):
Basic	372,765	388,358	376,430	393,959
Diluted	378,518	393,212	381,779	398,413
Cash dividends declared per common share	$.42	$.38	$1.18	$1.06

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 53

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2017	2016
Net income	$685	$563
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of ($7) and ($14), respectively	259	38
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $28 and ($11), respectively	47	(13)
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $4 and $9, respectively	4	13
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $1 and $1, respectively	1	2
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($15) and ($27), respectively	(27)	(39)
Net unrealized gains (losses) on retirement plans, net of related taxes of $0 and ($1), respectively	2	3
Other comprehensive income (loss)	286	4
Total comprehensive income	$971	$567

	Nine Months Ended September 30,
(In millions)	2017	2016
Net income	$1,807	$1,550
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $6 and ($24), respectively	785	132
Net unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment and net of related taxes of $336 and $347, respectively	519	533
Net unrealized gains (losses) on available-for-sale securities designated in fair value hedges, net of related taxes of $9 and ($6), respectively	13	(9)
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $2 and $3, respectively	3	5
Net unrealized gains (losses) on cash flow hedges, net of related taxes of ($179) and ($144), respectively	(274)	(213)
Net unrealized gains (losses) on retirement plans, net of related taxes of $2 and $2, respectively	10	1
Other comprehensive income (loss)	1,056	449
Total comprehensive income	$2,863	$1,999

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 54

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)

(Dollars in millions, except per share amounts)	September 30, 2017	December 31, 2016
Assets:	(Unaudited)
Cash and due from banks	$3,939	$1,314
Interest-bearing deposits with banks	60,956	70,935
Securities purchased under resale agreements	3,465	1,956
Trading account assets	1,135	1,024
Investment securities available-for-sale	56,238	61,998
Investment securities held-to-maturity (fair value of $36,836 and $34,994)	36,850	35,169
Loans and leases (less allowance for losses of $57 and $53)	23,581	19,704
Premises and equipment (net of accumulated depreciation of $3,750 and $3,333)	2,167	2,062
Accrued interest and fees receivable	3,043	2,644
Goodwill	5,997	5,814
Other intangible assets	1,658	1,750
Other assets	36,957	38,328
Total assets	$235,986	$242,698
Liabilities:
Deposits:
Non-interest-bearing	$49,850	$59,397
Interest-bearing—U.S.	49,394	30,911
Interest-bearing—non-U.S.	80,019	96,855
Total deposits	179,263	187,163
Securities sold under repurchase agreements	3,867	4,400
Other short-term borrowings	1,253	1,585
Accrued expenses and other liabilities	17,390	16,901
Long-term debt	11,716	11,430
Total liabilities	213,489	221,479
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series C, 5,000 shares issued and outstanding	491	491
Series D, 7,500 shares issued and outstanding	742	742
Series E, 7,500 shares issued and outstanding	728	728
Series F, 7,500 shares issued and outstanding	742	742
Series G, 5,000 shares issued and outstanding	493	493
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued	504	504
Surplus	9,803	9,782
Retained earnings	18,675	17,459
Accumulated other comprehensive income (loss)	(984)	(2,040)
Treasury stock, at cost (133,038,955 and 121,940,502 shares)	(8,697)	(7,682)
Total shareholders’ equity	22,497	21,219
Total liabilities and shareholders' equity	$235,986	$242,698

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 55

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	PREFERRED STOCK	COMMON STOCK		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	TREASURY STOCK		Total
		Shares	Amount				Shares	Amount
Balance as of December 31, 2015	$2,703	503,880	$504	$9,746	$16,049	$(1,442)	104,228	$(6,457)	$21,103
Net income					1,550				1,550
Other comprehensive income (loss)						449			449
Preferred stock issued	493								493
Cash dividends declared:
Common stock - $1.06 per share					(414)				(414)
Preferred stock					(137)				(137)
Common stock acquired							16,861	(1,040)	(1,040)
Common stock awards and options exercised, including income tax benefit of $6				32			(2,765)	114	146
Other					(1)		(15)	1	—
Balance as of September 30, 2016	$3,196	503,880	$504	$9,778	$17,047	$(993)	118,309	$(7,382)	$22,150
Balance as of December 31, 2016	$3,196	503,880	$504	$9,782	$17,459	$(2,040)	121,941	$(7,682)	$21,219
Net income					1,807				1,807
Other comprehensive income (loss)						1,056			1,056
Cash dividends declared:
Common stock - $1.18 per share					(442)				(442)
Preferred stock					(146)				(146)
Common stock acquired							13,131	(1,100)	(1,100)
Common stock awards exercised				21			(2,033)	85	106
Other					(3)				(3)
Balance as of September 30, 2017	$3,196	503,880	$504	$9,803	$18,675	$(984)	133,039	$(8,697)	$22,497

The accompanying condensed notes are an integral part of these consolidated financial statements.

State Street Corporation | 56

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2017	2016
Operating Activities:
Net income	$1,807	$1,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit)	(217)	31
Amortization of other intangible assets	160	153
Other non-cash adjustments for depreciation, amortization and accretion, net	636	517
Losses (gains) related to investment securities, net	39	(5)
Change in trading account assets, net	(111)	(214)
Change in accrued interest and fees receivable, net	(399)	(248)
Change in collateral deposits, net	(1,232)	(615)
Change in unrealized losses on foreign exchange derivatives, net	1,136	853
Change in other assets, net	(2,063)	(457)
Change in accrued expenses and other liabilities, net	1,733	399
Other, net	368	312
Net cash provided by operating activities	1,857	2,276
Investing Activities:
Net decrease in interest-bearing deposits with banks	9,979	(3,752)
Net (increase) decrease in securities purchased under resale agreements	(1,509)	962
Proceeds from sales of available-for-sale securities	7,122	424
Proceeds from maturities of available-for-sale securities	21,619	21,564
Purchases of available-for-sale securities	(20,891)	(22,625)
Proceeds from maturities of held-to-maturity securities	2,647	7,184
Purchases of held-to-maturity securities	(3,961)	(5,581)
Net (increase) in loans and leases	(3,859)	(2,678)
Business acquisitions	—	(437)
Purchases of equity investments and other long-term assets	(32)	(265)
Purchases of premises and equipment, net	(485)	(477)
Proceeds from sale of joint venture investment	172	—
Other, net	77	129
Net cash provided by (used in) investing activities	10,879	(5,552)
Financing Activities:
Net (decrease) increase in time deposits	(16,790)	9,077
Net increase (decrease) in all other deposits	8,890	(1,938)
Net (decrease) in other short-term borrowings	(865)	(476)
Proceeds from issuance of long-term debt, net of issuance costs	747	1,492
Payments for long-term debt and obligations under capital leases	(482)	(1,430)
Proceeds from issuance of preferred stock, net	—	493
Purchases of common stock	(942)	(1,029)
Excess tax benefit related to stock-based compensation	—	6
Repurchases of common stock for employee tax withholding	(101)	(95)
Payments for cash dividends	(577)	(541)
Other, net	9	—
Net cash (used in) provided by financing activities	(10,111)	5,559
Net increase	2,625	2,283
Cash and due from banks at beginning of period	1,314	1,207
Cash and due from banks at end of period	$3,939	$3,490

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
Dispositions
In the first quarter of 2017, we completed the sale of our joint venture interest in IFDS U.K. for approximately $175 million in cash and the exchange of our joint venture interest in BFDS stock for $158 million in State Street's common stock. We recognized a pre-tax gain of $30 million, in the aggregate, in the nine months ended September 30, 2017 on these dispositions.

State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Developments

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

We continue to monitor industry developments and focus our assessment on areas such as costs that may require capitalization under the new standard and the impact of changes to the principal and agent guidance. The new standard modified the principal and agent guidance which we expect to result in recognition of certain expenses on a gross basis, rather than offset against revenue. We are still assessing the completeness and materiality of these changes. We continue to assess the operational and disclosure impacts of each transition method and have not yet finalized the transition method to be applied.

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
January 1, 2018
Based on our assessment, we do not anticipate this standard to have a material impact on our consolidated financial statements due to the limited number of investments on our consolidated statement of condition that are within scope of the standard.

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
January 1, 2020
We are currently assessing the impact of the standard on our consolidated financial statements, and a significant implementation project is in place to ensure that expected credit losses are calculated in accordance with the standard.  We have established a steering committee to provide cross-functional governance over the project plan and key decisions, and are currently developing key accounting policies, assessing existing credit loss models against the new guidance and processes and identifying a complete set of data requirements and sources.  We have commenced the development of new or modified credit loss models and based on our analysis to date, we expect the timing of the allowance for credit losses to accelerate under the new standard. We are continuing to assess the extent of the impact on the allowance for credit losses.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	The standard amends the statement of cash flow guidance to address specific cash flow issues with the objective of reducing the existing diversity in practice.	January 1, 2018	Based on our current presentation we do not anticipate a significant change to our presentation of the statement of cash flows.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
The standard incorporates gating criteria to determine when an integrated set of assets and activities is not a business. When substantially all the fair value of gross assets acquired (or group of similar identifiable assets) is concentrated in a single identifiable asset, it would not represent a business.
		January 1, 2018, early adoption permitted	We will apply this standard prospectively to transactions occurring after January 1, 2018, as applicable.
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
		January 1, 2020, early adoption permitted	We are evaluating the impacts of early adoption, and will apply this standard prospectively upon adoption.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium amortization on Purchased Callable Debt Securities	The standard shortens the amortization period for certain purchased callable debt securities to the earliest call date.	January 1, 2019, early adoption permitted	We are currently evaluating the impact of the new standard and the early adoption provisions.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The standard amends the hedge accounting model to better portray the economics of risk management activities in the financial statements and enhances the presentation of hedge results. The amendments also make targeted changes to simplify the application of hedge accounting in certain situations.
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

As required by the transition provisions of the standard, excess tax benefits previously recognized in surplus prior to January 1, 2017 remain in surplus, and excess tax benefits recognized after January 1, 2017 are included in income tax expense. In connection with this change, we recognized a tax benefit of $18.6 million in the first nine months of 2017. We elected to make no changes to our current policy of estimating forfeitures. Lastly, we did not make any changes to tax withholding rates.

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.    Fair Value
Fair Value Measurements
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
The following tables present information with respect to our financial assets and liabilities carried at fair value in our consolidated statement of condition on a recurring basis as of the dates indicated. During the nine months ended September 30, 2017, approximately $9 million of assets were transferred between levels 1 and 2. No transfers of financial assets or liabilities between levels 1 and 2 occurred during the year ended December 31, 2016.

State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2017
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$39	$—	$—		$39
Non-U.S. government securities	387	174	—		561
Other	20	515	—		535
Total trading account assets	446	689	—		1,135
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	231	389	—		620
Mortgage-backed securities	—	10,975	25		11,000
Asset-backed securities:
Student loans	—	4,626	200		4,826
Credit cards	—	1,548	—		1,548
Other(2)	—	35	1,186		1,221
Total asset-backed securities	—	6,209	1,386		7,595
Non-U.S. debt securities:
Mortgage-backed securities	—	6,956	118		7,074
Asset-backed securities	—	2,742	97		2,839
Government securities	—	6,658	—		6,658
Other(3)	—	5,617	201		5,818
Total non-U.S. debt securities	—	21,973	416		22,389
State and political subdivisions	—	9,700	38		9,738
Collateralized mortgage obligations	—	1,528	—		1,528
Other U.S. debt securities	—	2,909	19		2,928
U.S. equity securities	—	46	—		46
U.S. money-market mutual funds	—	394	—		394
Total AFS investment securities	231	54,123	1,884		56,238
Other assets:
Derivative instruments:
Foreign exchange contracts	—	11,735	2	$(7,026)	4,711
Interest-rate contracts	—	3	—	(2)	1
Total derivative instruments	—	11,738	2	(7,028)	4,712
Other	22	—	—	—	22
Total assets carried at fair value	$699	$66,550	$1,886	$(7,028)	$62,107
Liabilities:
Accrued expenses and other liabilities:
Trading account liabilities:
Other	$19	$—	$—	$—	$19
Derivative instruments:
Foreign exchange contracts	—	11,581	2	(7,465)	4,118
Interest-rate contracts	10	97	—	(1)	106
Other derivative contracts	—	319	—	—	319
Total derivative instruments	10	11,997	2	(7,466)	4,543
Other	22	—	—	—	22
Total liabilities carried at fair value	$51	$11,997	$2	$(7,466)	$4,584

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $637 million and $1,074 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of September 30, 2017, the fair value of other ABS was primarily composed of $1,221 million of CLOs.
(3) As of September 30, 2017, the fair value of other non-U.S. debt securities was primarily composed of $3,600 million of covered bonds and $1,503 million of corporate bonds.

State Street Corporation | 63

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2016
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$30	$—	$—		$30
Non-U.S. government securities	495	174	—		669
Other	—	325	—		325
Total trading account assets	525	499	—		1,024
AFS investment securities:
U.S. Treasury and federal agencies:
Direct obligations	3,824	439	—		4,263
Mortgage-backed securities	—	13,257	—		13,257
Asset-backed securities:
Student loans	—	5,499	97		5,596
Credit cards	—	1,351	—		1,351
Sub-prime	—	272	—		272
Other(2)	—	—	905		905
Total asset-backed securities	—	7,122	1,002		8,124
Non-U.S. debt securities:
Mortgage-backed securities	—	6,535	—		6,535
Asset-backed securities	—	2,484	32		2,516
Government securities	—	5,836	—		5,836
Other(3)	—	5,365	248		5,613
Total non-U.S. debt securities	—	20,220	280		20,500
State and political subdivisions	—	10,283	39		10,322
Collateralized mortgage obligations	—	2,577	16		2,593
Other U.S. debt securities	—	2,469	—		2,469
U.S. equity securities	—	42	—		42
Non-U.S. equity securities	—	3	—		3
U.S. money-market mutual funds	—	409	—		409
Non-U.S. money-market mutual funds	—	16	—		16
Total AFS investment securities	3,824	56,837	1,337		61,998
Other assets:
Derivatives instruments:
Foreign exchange contracts	—	16,476	8	$(9,163)	7,321
Interest-rate contracts	—	68	—	(68)	—
Total derivative instruments	—	16,544	8	(9,231)	7,321
Total assets carried at fair value	$4,349	$73,880	$1,345	$(9,231)	$70,343
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$—	$15,948	$8	$(10,456)	$5,500
Interest-rate contracts	—	348	—	(226)	122
Other derivative contracts	—	380	—	—	380
Total derivative instruments	—	16,676	8	(10,682)	6,002
Total liabilities carried at fair value	$—	$16,676	$8	$(10,682)	$6,002

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between State Street and the counterparty. Netting also reflects asset and liability reductions of $906 million and $2,356 million, respectively, for cash collateral received from and provided to derivative counterparties.
(2) As of December 31, 2016, the fair value of other ABS was primarily composed of $905 million of CLOs.
(3) As of December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,769 million of covered bonds and $988 million of corporate bonds.

State Street Corporation | 64

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present activity related to our level 3 financial assets during the three and nine months ended September 30, 2017 and 2016, respectively. Transfers into and out of level 3 are reported as of the beginning of the period presented. During the three and nine months ended September 30, 2017, transfers into level 3 were mainly related to certain ABS and MBS, including non-U.S. debt securities, for which fair value was measured using information obtained from third-party sources, including non-binding broker or dealer quotes. During the nine months ended September 30, 2017 and 2016, transfers out of level 3 were mainly related to certain MBS and ABS, including non-U.S. debt securities, for which fair value was measured using prices for which observable market information became available.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2017
	Fair Value as of June 30, 2017	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Fair Value as of September 30, 2017(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$—	—	$—	$25	$25
Asset-backed securities:
Student loans	—	—	—	200	—	—	—	200
Other	951	1	1	60	—	(2)	175	1,186
Total asset-backed securities	951	1	1	260	—	(2)	175	1,386
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	118	—	—	—	118
Asset-backed securities	63	—	—	29	(10)	—	15	97
Other	274	—	—	—	(80)	7	—	201
Total non-U.S. debt securities	337	—	—	147	(90)	7	15	416
State and political subdivisions	38	—	—	—	—	—	—	38
Other U.S. debt securities	19	—	—	—	—	—	—	19
Total AFS investment securities	1,345	1	1	407	(90)	5	215	1,884
Other assets:
Derivative instruments:
Foreign exchange contracts	5	—	—	2	—	(5)	—	2	$(2)
Total derivative instruments	5	—	—	2	—	(5)	—	2	(2)
Total assets carried at fair value	$1,350	$1	$1	$409	$(90)	$—	$215	$1,886	$(2)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets out of level 3 during the three months ended September 30, 2017.

State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2017
	Fair Value as of December 31, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30, 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2017
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—	$25	$—	$25
Asset-backed securities:
Student loans	97	—	1	200	—	—	—	(98)	200
Other	905	2	—	415	—	(412)	276	—	1,186
Total asset-backed securities	1,002	2	1	615	—	(412)	276	(98)	1,386
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	118	—	—	—	—	118
Asset-backed securities	32	1	(1)	60	(10)	(21)	67	(31)	97
Other	248	—	—	5	(80)	28	—	—	201
Total non-U.S. debt securities	280	1	(1)	183	(90)	7	67	(31)	416
State and political subdivisions	39	—	—	—	—	(1)	—	—	38
Collateralized mortgage obligations	16	—	—	23	—	—	—	(39)	—
Other U.S. debt securities	—	—	—	19	—	—	—	—	19
Total AFS investment securities	1,337	3	—	840	(90)	(406)	368	(168)	1,884
Other assets:
Derivative instruments:
Foreign exchange contracts	8	(6)	—	4	—	(4)	—	—	2	$(1)
Total derivative instruments	8	(6)	—	4	—	(4)	—	—	2	(1)
Total assets carried at fair value	$1,345	$(3)	$—	$844	$(90)	$(410)	$368	$(168)	$1,886	$(1)

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.

	Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended September 30, 2016
	Fair Value as of June 30, 2016	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$25	$—	$—	$25	$—	$—	$50
Asset-backed securities:
Student loans	190	—	2	—	—	—	192
Other	1,710	13	(8)	118	(560)	—	1,273
Total asset-backed securities	1,900	13	(6)	118	(560)	—	1,465
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	90
Asset-backed securities	111	—	—	90	(9)	(54)	138
Other	261	—	—	194	3	—	458
Total non-U.S. debt securities	372	—	—	374	(6)	(54)	686
State and political subdivisions	33	—	7	—	—	—	40
Collateralized mortgage obligations	68	—	1	36	(3)	—	102
Total AFS investment securities	2,398	13	2	553	(569)	(54)	2,343
Total assets carried at fair value	$2,398	$13	$2	$553	$(569)	$(54)	$2,343	$—

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized Gains (Losses)		Purchases	Settlements	Transfers out of Level 3	Fair Value as of September 30, 2016(2)	Change in Unrealized Gains (Losses) Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue(1)	Recorded in Other Comprehensive Income(1)
Assets:
AFS Investment securities:
U.S. Treasury and federal agencies, mortgage-backed securities	$—	$—	$—	$325	$—	$(275)	$50
Asset-backed securities:
Student loans	189	1	2	—	—	—	192
Other	1,764	29	(21)	250	(749)	—	1,273
Total asset-backed securities	1,953	30	(19)	250	(749)	—	1,465
Non-U.S. debt securities:
Mortgage-backed securities	—	—	—	90	—	—	90
Asset-backed securities	174	—	(1)	196	(43)	(188)	138
Other	255	—	—	223	9	(29)	458
Total non-U.S. debt securities	429	—	(1)	509	(34)	(217)	686
State and political subdivisions	33	—	9	—	(2)	—	40
Collateralized mortgage obligations	39	—	2	86	(25)	—	102
Other U.S. debt securities	10	—	—	—	(10)	—	—
Total AFS investment securities	2,464	30	(9)	1,170	(820)	(492)	2,343
Other assets:
Derivative instruments:
Foreign exchange contracts	5	3	—	—	(8)	—	—	$—
Total derivative instruments	5	3	—	—	(8)	—	—	—
Total assets carried at fair value	$2,469	$33	$(9)	$1,170	$(828)	$(492)	$2,343	$—

	Fair Value Measurements Using Significant Unobservable Inputs
	Nine Months Ended September 30, 2016
	Fair Value as of December 31, 2015	Total Realized and Unrealized (Gains) Losses	Settlements	Fair Value as of September 30, 2016(3)	Change in Unrealized (Gains) Losses Related to Financial Instruments Held as of September 30, 2016
(In millions)		Recorded in Revenue
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$5	$5	$(10)	$—	$—
Total derivative instruments	5	5	(10)	—	—
Total liabilities carried at fair value	$5	$5	$(10)	$—	$—

(1) Total realized and unrealized gains (losses) on AFS investment securities are included within gains (losses) related to investment securities, net. Total realized and unrealized gains (losses) on derivative instruments are included within trading services.
(2) There were no transfers of assets into level 3 during the nine months ended September 30, 2016.
(3) There were no transfers of liabilities into or out of level 3 during the nine months ended September 30, 2016.

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted-Average
(Dollars in millions)	As of September 30, 2017	As of December 31, 2016	Valuation Technique	Significant Unobservable Input(1)	As of September 30, 2017	As of December 31, 2016
Significant unobservable inputs readily available to State Street:
Assets:
Asset-backed securities, other	$—	$1	Discounted cash flows	Credit spread	—%	0.3%
State and political subdivisions	38	39	Discounted cash flows	Credit spread	1.7	1.8
Derivative instruments, foreign exchange contracts	2	8	Option model	Volatility	8.3	14.4
Total	$40	$48
Liabilities:
Derivative instruments, foreign exchange contracts	$2	$8	Option model	Volatility	8.3	14.4
Total	$2	$8

(1) Significant changes in these unobservable inputs would result in significant changes in fair value measurement.

Fair Value Estimates
Estimates of fair value for financial instruments not carried at fair value on a recurring basis in our consolidated statement of condition are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information.
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair value hierarchy, as of the dates indicated.

			Fair Value Hierarchy
(In millions)	Reported Amount	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2017
Financial Assets:
Cash and due from banks	$3,939	$3,939	$3,939	$—	$—
Interest-bearing deposits with banks	60,956	60,956	—	60,956	—
Securities purchased under resale agreements	3,465	3,465	—	3,465	—
Investment securities held-to-maturity	36,850	36,836	17,362	19,351	123
Net loans (excluding leases)	22,868	22,866	—	22,811	55
Financial Liabilities:
Deposits:
Non-interest-bearing	$49,850	$49,850	$—	$49,850	$—
Interest-bearing - U.S.	49,394	49,394	—	49,394	—
Interest-bearing - non-U.S.	80,019	80,019	—	80,019	—
Securities sold under repurchase agreements	3,867	3,867	—	3,867	—
Other short-term borrowings	1,253	1,253	—	1,253	—
Long-term debt	11,716	12,022	—	11,725	297

State Street Corporation | 68

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Fair Value Hierarchy
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

State Street Corporation | 70

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the amortized cost, fair value and associated unrealized gains and losses of investment securities as of the dates indicated:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$617	$4	$1	$620	$4,265	$7	$9	$4,263
Mortgage-backed securities	11,044	51	95	11,000	13,340	76	159	13,257
Asset-backed securities:
Student loans(1)	4,795	39	8	4,826	5,659	12	75	5,596
Credit cards	1,567	3	22	1,548	1,377	—	26	1,351
Sub-prime	—	—	—	—	289	1	18	272
Other(2)	1,213	8	—	1,221	895	10	—	905
Total asset-backed securities	7,575	50	30	7,595	8,220	23	119	8,124
Non-U.S. debt securities:
Mortgage-backed securities	7,041	36	3	7,074	6,506	35	6	6,535
Asset-backed securities	2,833	6	—	2,839	2,513	4	1	2,516
Government securities	6,666	8	16	6,658	5,834	8	6	5,836
Other(3)	5,783	39	4	5,818	5,587	31	5	5,613
Total non-U.S. debt securities	22,323	89	23	22,389	20,440	78	18	20,500
State and political subdivisions	9,444	322	28	9,738	10,233	201	112	10,322
Collateralized mortgage obligations	1,522	15	9	1,528	2,610	18	35	2,593
Other U.S. debt securities	2,923	20	15	2,928	2,481	18	30	2,469
U.S. equity securities	40	8	2	46	39	6	3	42
Non-U.S. equity securities	—	—	—	—	3	—	—	3
U.S. money-market mutual funds	394	—	—	394	409	—	—	409
Non-U.S. money-market mutual funds	—	—	—	—	16	—	—	16
Total	$55,882	$559	$203	$56,238	$62,056	$427	$485	$61,998
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$17,456	$20	$37	$17,439	$17,527	$17	$58	$17,486
Mortgage-backed securities	12,375	38	169	12,244	10,334	20	221	10,133
Asset-backed securities:
Student loans(1)	3,116	25	13	3,128	2,883	5	30	2,858
Credit cards	798	3	—	801	897	2	—	899
Other	1	—	—	1	35	—	—	35
Total asset-backed securities	3,915	28	13	3,930	3,815	7	30	3,792
Non-U.S. debt securities:
Mortgage-backed securities	1,000	84	7	1,077	1,150	70	15	1,205
Asset-backed securities	325	1	—	326	531	—	—	531
Government securities	483	2	—	485	286	3	—	289
Other	47	—	—	47	113	1	—	114
Total non-U.S. debt securities	1,855	87	7	1,935	2,080	74	15	2,139
Collateralized mortgage obligations	1,249	44	5	1,288	1,413	42	11	1,444
Total	$36,850	$217	$231	$36,836	$35,169	$160	$335	$34,994

(1) Primarily composed of securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(2) As of September 30, 2017 and December 31, 2016, the fair value of other ABS was primarily composed of $1,221 million and $905 million, respectively, of CLOs.
(3) As of September 30, 2017 and December 31, 2016, the fair value of other non-U.S. debt securities was primarily composed of $3,600 million and $3,769 million, respectively, of covered bonds and $1,503 million and $988 million, as of September 30, 2017 and December 31, 2016, respectively, of corporate bonds.

State Street Corporation | 71

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate investment securities with carrying values of approximately $52 billion and $46 billion as of September 30, 2017 and December 31, 2016, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.

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
The following tables present the aggregate fair values of investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	Less than 12 months		12 months or longer		Total
September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$—	$—	$153	$1	$153	$1
Mortgage-backed securities	4,382	51	1,880	44	6,262	95
Asset-backed securities:
Student loans	—	—	1,191	8	1,191	8
Credit cards	499	22	—	—	499	22
Total asset-backed securities	499	22	1,191	8	1,690	30
Non-U.S. debt securities:
Mortgage-backed securities	780	2	569	1	1,349	3
Government securities	4,965	16	—	—	4,965	16
Other	447	3	229	1	676	4
Total non-U.S. debt securities	6,192	21	798	2	6,990	23
State and political subdivisions	1,052	15	525	13	1,577	28
Collateralized mortgage obligations	550	7	56	2	606	9
Other U.S. debt securities	1,141	14	75	1	1,216	15
U.S. equity securities	—	—	6	2	6	2
Total	$13,816	$130	$4,684	$73	$18,500	$203
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$9,660	$36	$77	$1	$9,737	$37
Mortgage-backed securities	6,939	152	493	17	7,432	169
Asset-backed securities:
Student loans	544	8	389	5	933	13
Total asset-backed securities	544	8	389	5	933	13
Non-U.S. debt securities:
Mortgage-backed securities	—	—	259	7	259	7
Total non-U.S. debt securities	—	—	259	7	259	7
Collateralized mortgage obligations	245	2	176	3	421	5
Total	$17,388	$198	$1,394	$33	$18,782	$231

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

State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents contractual maturities of debt investment securities by carrying amount as of September 30, 2017. The maturities of certain ABS, MBS, and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	Under 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total
(In millions)
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$232	$7	$55	$326	$620
Mortgage-backed securities	270	1,311	3,424	5,995	11,000
Asset-backed securities:
Student loans	408	1,634	1,159	1,625	4,826
Credit cards	—	1,296	252	—	1,548
Other	—	120	1,101	—	1,221
Total asset-backed securities	408	3,050	2,512	1,625	7,595
Non-U.S. debt securities:
Mortgage-backed securities	837	4,128	1,046	1,063	7,074
Asset-backed securities	395	2,182	262	—	2,839
Government securities	3,000	2,288	1,370	—	6,658
Other	1,485	3,607	726	—	5,818
Total non-U.S. debt securities	5,717	12,205	3,404	1,063	22,389
State and political subdivisions	433	2,525	5,020	1,760	9,738
Collateralized mortgage obligations	7	148	343	1,030	1,528
Other U.S. debt securities	404	1,052	1,472	—	2,928
Total	$7,471	$20,298	$16,230	$11,799	$55,798
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$1,827	$15,552	$14	$63	$17,456
Mortgage-backed securities	—	172	1,427	10,776	12,375
Asset-backed securities:
Student loans	87	240	298	2,491	3,116
Credit cards	178	620	—	—	798
Other	—	—	—	1	1
Total asset-backed securities	265	860	298	2,492	3,915
Non-U.S. debt securities:
Mortgage-backed securities	173	221	49	557	1,000
Asset-backed securities	84	241	—	—	325
Government securities	364	119	—	—	483
Other	—	47	—	—	47
Total non-U.S. debt securities	621	628	49	557	1,855
Collateralized mortgage obligations	9	117	373	750	1,249
Total	$2,722	$17,329	$2,161	$14,638	$36,850

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a roll-forward with respect to net impairment losses that have been recognized in income for the periods indicated.

	Nine Months Ended September 30,
(In millions)	2017	2016
Balance, beginning of period	$66	$92
Additions:
Losses for which OTTI was previously recognized	—	2
Deductions:
Previously recognized losses related to securities sold or matured	(2)	(26)
Balance, end of period	$64	$68
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

Impairment
We conduct periodic reviews of individual securities to assess whether OTTI exists. For additional information about the review of securities for impairment, refer to pages 149 to 152 in Note 3 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
We recorded less than $1 million of OTTI in the nine months ended September 30, 2017 and $2 million of OTTI in the nine months ended September 30, 2016, which resulted from adverse changes in the timing of expected future cash flows from the securities.
After a review of the investment portfolio, taking into consideration current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considers the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $434 million related to 1,151 securities as of September 30, 2017 to be temporary, and not the result of any material changes in the credit characteristics of the securities.
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

State Street Corporation | 75

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, by segment, as of the dates indicated:

(In millions)	September 30, 2017	December 31, 2016
Domestic:
Commercial and financial:
Loans to investment funds	$12,886	$11,734
Senior secured bank loans	3,377	3,256
Loans to municipalities	1,955	1,352
Other	55	70
Commercial real estate	—	27
Lease financing	283	338
Total domestic	18,556	16,777
Non-U.S.:
Commercial and financial:
Loans to investment funds	4,138	2,224
Senior secured bank loans	514	252
Lease financing	430	504
Total non-U.S.	5,082	2,980
Total loans and leases	23,638	19,757
Allowance for loan and lease losses	(57)	(53)
Loans and leases, net of allowance	$23,581	$19,704
The commercial and financial segment is composed of primarily floating-rate loans to mutual fund clients, purchased senior secured bank loans, and loans to municipalities. Investment fund lending is composed of short-duration revolving credit lines providing liquidity to fund clients in support of their transaction flows associated with securities' settlement activities.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2017 and December 31, 2016, the loans pledged as collateral totaled $1.7 billion and $1.5 billion, respectively.

The following tables present our recorded investment in each class of loans and leases by credit quality indicator as of the dates indicated:

September 30, 2017	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$18,270	$—	$713	$18,983
Speculative(2)	4,655	—	—	4,655
Total	$22,925	$—	$713	$23,638

December 31, 2016	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
(In millions)
Investment grade(1)	$14,889	$27	$842	$15,758
Speculative(2)	3,984	—	—	3,984
Substandard(3)	15	—	—	15
Total	$18,888	$27	$842	$19,757

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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents our recorded investment in loans and leases, disaggregated based on our impairment methodology, as of the dates indicated:

	September 30, 2017				December 31, 2016
(In millions)	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases	Commercial and Financial	Commercial Real Estate	Lease Financing	Total Loans and Leases
Loans and leases(1):
Individually evaluated for impairment	$—	$—	$—	$—	$15	$—	$—	$15
Collectively evaluated for impairment	22,925	—	713	23,638	18,873	27	842	19,742
Total	$22,925	$—	$713	$23,638	$18,888	$27	$842	$19,757

(1) For those portfolios where there are a small number of loans each with a large balance, we review each loan annually for indicators of impairment. For those loans where no such indicators are identified, the loans are collectively evaluated for impairment. As of September 30, 2017, no loans were individually evaluated for impairment. As of December 31, 2016, $0.2 million of the allowance for loan and lease loss related to commercial and financial loans were individually evaluated for impairment.

As of September 30, 2017, we had no impaired loans and leases. As of December 31, 2016, we identified one commercial and financial loan as impaired, with both a recorded investment and unpaid principal balance of $15 million. The impaired loan had zero related interest income and an associated allowance for loan losses of $0.2 million.
In certain circumstances, we restructure troubled loans by granting concessions to borrowers experiencing financial difficulty. Once restructured, the loans are generally considered impaired until their maturity, regardless of whether the borrowers perform under the modified terms of the loans. There were no loans modified in troubled debt restructurings during the nine months ended September 30, 2017 and the year ended December 31, 2016.
As of September 30, 2017, there were no loans or leases on non-accrual status. As of December 31, 2016, there was one commercial and financial loan on non-accrual status and no CRE loans or leases were on non-accrual status. There were no loans and leases 90 days or more contractually past due as of September 30, 2017 and December 31, 2016.

Allowance for loan and lease losses
The following table presents activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,
	2017	2016
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$54	$51
Provision for loan and lease losses	3	—
Charge-offs	—	—
Ending balance	$57	$51

	Nine Months Ended September 30,
	2017	2016
(In millions)	Total Loans and Leases	Total Loans and Leases
Allowance for loan and lease losses(1):
Beginning balance	$53	$46
Provision for loan and lease losses	4	8
Charge-offs	—	(3)
Ending balance	$57	$51

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

State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Beginning balance January 1, 2016	$5,641	$30	$5,671
Acquisitions(1)	—	236	236
Divestitures and other reductions	(11)	—	(11)
Foreign currency translation	(80)	(2)	(82)
Ending balance December 31, 2016	$5,550	$264	$5,814
Acquisitions	17	—	17
Divestitures and other reductions	(9)	—	(9)
Foreign currency translation	170	5	175
Ending balance September 30, 2017	$5,728	$269	$5,997

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Beginning balance January 1, 2016	$1,753	$15	$1,768
Acquisitions(1)	—	217	217
Divestitures	(8)	—	(8)
Amortization	(186)	(21)	(207)
Foreign currency translation and other, net	(20)	—	(20)
Ending balance December 31, 2016	$1,539	$211	$1,750
Acquisitions	16	—	16
Divestitures	(11)	—	(11)
Amortization	(137)	(23)	(160)
Foreign currency translation and other, net	63	—	63
Ending balance September 30, 2017	$1,470	$188	$1,658

(1) Investment Management includes our acquisition of GEAM on July 1, 2016.
The following table presents the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2017			December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Client relationships	$2,654	$(1,418)	$1,236	$2,620	$(1,306)	$1,314
Core deposits	683	(311)	372	661	(277)	384
Other	141	(91)	50	132	(80)	52
Total	$3,478	$(1,820)	$1,658	$3,413	$(1,663)	$1,750

State Street Corporation | 78

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2017	December 31, 2016
Receivable - securities lending(1)	$23,628	$21,204
Derivative instruments, net	4,712	7,321
Bank-owned life insurance	3,219	3,158
Investments in joint ventures and other unconsolidated entities	2,099	2,363
Collateral, net	902	2,236
Accounts receivable	393	886
Prepaid expenses	422	333
Receivable for securities settlement	441	40
Income taxes receivable	368	106
Deferred tax assets, net of valuation allowance(2)	213	210
Deposits with clearing organizations	125	132
Other(3)	435	339
Total	$36,957	$38,328

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
Derivative financial instruments are also subject to credit and counterparty risk, which we manage by performing credit reviews, maintaining individual counterparty limits, entering into netting arrangements and requiring the receipt of collateral. Cash collateral received from and provided to counterparties in connection with derivative financial instruments is recorded in accrued expenses and other liabilities and other assets, respectively, in our consolidated statement of condition. As of September 30, 2017 and December 31, 2016, we had recorded approximately $1.18 billion and $1.99 billion, respectively, of cash collateral received from counterparties and approximately $1.85 billion and

$4.39 billion, respectively, of cash collateral provided to counterparties in connection with derivative financial instruments in our consolidated statement of condition.
Certain of our derivative assets and liabilities as of September 30, 2017 and December 31, 2016 are subject to master netting agreements with our derivative counterparties. Certain of these agreements contain credit risk-related contingent features in which the counterparty has the right to declare us in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event that our credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position as of September 30, 2017 totaled approximately $1.94 billion, against which we provided no underlying collateral. If our credit rating were downgraded below levels specified in the agreements, the maximum additional amount of payments related to termination events that could have been required pursuant to these contingent features, assuming no change in fair value, as of September 30, 2017 was approximately $1.94 billion. Such accelerated settlement would be at fair value and therefore not affect our consolidated results of operations.
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
Derivatives Designated as Hedging Instruments
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
 Fair Value Hedges
We have entered into interest rate swap agreements to modify our interest income from certain AFS investment securities from a fixed rate to a floating rate. The hedged AFS investment securities included hedged trusts that had a weighted-average life of approximately 4.4 years as of September 30, 2017, compared to 4.5 years as of December 31, 2016.
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

September 30, 2017	Maturity	Paid Fixed Interest Rate
Senior Notes
	2020	2.55%
	2021	4.38
	2021	1.95
	2022	2.65
	2023	3.70
	2024	3.30
	2025	3.55
	2026	2.65

Subordinated Notes
	2023	3.10

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
We have entered into an interest rate swap agreement to hedge the forecasted cash flows associated with LIBOR-indexed floating-rate loans. The interest rate swaps synthetically convert the loan interest receipts from a variable-rate to a fixed-rate, thereby mitigating the risk attributable to changes in the LIBOR benchmark rate. As of September 30, 2017, the maximum maturity date of the underlying loans is approximately 5.0 years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments entered into in connection with our trading and asset-and-liability management activities as of the dates indicated:

(In millions)	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest-rate contracts:
Futures	$14,262	$13,455
Foreign exchange contracts:
Forward, swap and spot	1,618,670	1,414,765
Options purchased	455	337
Options written	262	202
Futures	—	—
Other:
Stable value contracts	25,351	27,182
Deferred value awards(1)(2)	531	409
Derivatives designated as hedging instruments:
Interest-rate contracts:
Swap agreements	10,616	10,169
Foreign exchange contracts:
Forward and swap	27,429	8,564

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
In connection with our asset-and-liability management activities, we have entered into interest-rate contracts designated as fair value and cash flow hedges to manage our interest rate risk. The following tables present the aggregate notional amounts of these interest rate contracts and the related assets or liabilities being hedged as of the dates indicated:

	September 30, 2017
(In millions)	Fair Value Hedges	Cash Flow Hedges	Total
Investment securities available-for-sale	$1,323	$—	$1,323
Long-term debt(1)	8,493	—	8,493
Floating-rate loans	—	800	800
Total	$9,816	$800	$10,616

December 31, 2016(2)
(In millions)	Fair Value Hedges
Investment securities available-for-sale	$1,444
Long-term debt(1)	8,725
Total	$10,169

(1) As of September 30, 2017, these fair value hedges decreased the carrying value of LTD presented in our consolidated statement of condition by $1 million. As of December 31, 2016, these fair value hedges decreased the carrying value of long-term debt presented in our consolidated statement of condition by $15 million.
(2) As of December 31, 2016, there were no interest-rate contracts designated as cash flow hedges.

The following table presents the contractual and weighted-average interest rates for long-term debt, which include the effects of the fair value hedges presented in the table above, for the periods indicated:

	Three Months Ended September 30,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.30%	2.67%	3.37%	2.27%

	Nine Months Ended September 30,
	2017		2016
	Contractual Rates	Rate Including Impact of Hedges	Contractual Rates	Rate Including Impact of Hedges
Long-term debt	3.35%	2.61%	3.41%	2.24%
The following tables present the fair value of derivative financial instruments, excluding the impact of master netting agreements, recorded in our consolidated statement of condition as of the dates indicated. The impact of master netting agreements is provided in Note 8 to the consolidated financial statements in this Form 10-Q.

	Derivative Assets(1)
	Fair Value
(In millions)	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,667	$15,982
Total	$11,667	$15,982

Derivatives designated as hedging instruments:
Foreign exchange contracts	$70	$502
Interest-rate contracts	3	68
Total	$73	$570

(1) Derivative assets are included within other assets in our consolidated statement of condition.

	Derivative Liabilities(1)
	Fair Value
(In millions)	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$11,506	$15,881
Other derivative contracts	319	380
Total	$11,825	$16,261

Derivatives designated as hedging instruments:
Foreign exchange contracts	$77	$75
Interest-rate contracts	107	348
Total	$184	$423

(1) Derivative liabilities are included within other liabilities in our consolidated statement of condition.

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Trading services revenue	$152	$161	$485	$477
Interest-rate contracts	Processing fees and other revenue	—	—	—	1
Foreign exchange contracts	Processing fees and other revenue	(9)	(3)	(11)	(13)
Interest-rate contracts	Trading services revenue	(2)	(1)	7	(6)
Credit derivative contracts	Trading services revenue	—	—	—	(1)
Other derivative contracts	Trading services revenue	—	1	—	(2)
Other derivative contracts	Compensation and employee benefits	(25)	41	(120)	168
Total		$116	$199	$361	$624

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Three Months Ended September 30,				Three Months Ended September 30,
(In millions)		2017	2016			2017	2016
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$19	$24	Investment securities	Processing fees and other revenue	$(19)	$(24)
Foreign exchange contracts	Processing fees and other revenue	200	1	FX deposit	Processing fees and other revenue	(200)	(1)
Interest-rate contracts	Processing fees and other revenue	9	22	Available-for-sale securities	Processing fees and other revenue(1)	(9)	(22)
Interest-rate contracts	Processing fees and other revenue	(8)	(79)	Long-term debt	Processing fees and other revenue	5	78
Total		$220	$(32)			$(223)	$31

	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
		Nine Months Ended September 30,				Nine Months Ended September 30,
		2017	2016			2017	2016
Derivatives designated as fair value hedges:
Foreign exchange contracts	Processing fees and other revenue	$21	$43	Investment securities	Processing fees and other revenue	$(21)	$(43)
Foreign exchange contracts	Processing fees and other revenue	1,282	247	FX deposit	Processing fees and other revenue	(1,282)	(247)
Interest-rate contracts	Processing fees and other revenue	23	(15)	Available-for-sale securities	Processing fees and other revenue(2)	(21)	15
Interest-rate contracts	Processing fees and other revenue	37	297	Long-term debt	Processing fees and other revenue	(39)	(282)
Total		$1,363	$572			$(1,363)	$(557)

(1) In the three months ended September 30, 2017 and 2016, $4 million and $13 million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.
(2) In the nine months ended September 30, 2017 and 2016, $13 million and $(9) million, respectively, of net unrealized (losses) gains on AFS investment securities designated in fair value hedges were recognized in OCI.

State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Differences between the gains (losses) on the derivative and the gains (losses) on the hedged item, excluding any amounts recorded in NII, represent hedge ineffectiveness.

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(In millions)	2017	2016		2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(1)	$—	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	(1)	(65)	Net interest income	—	—	Net interest income	5	6
Total	$(2)	$(65)		$—	$—		$5	$6

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(47)	$4	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$(47)	$4		$—	$—		$—	$—

	Amount of Gain (Loss) on Derivative Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income	Amount of Gain (Loss) Reclassified from OCI to Consolidated Statement of Income		Location of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016		2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Interest-rate contracts	$(2)	$—	Net interest income	$—	$—	Net interest income	$—	$—
Foreign exchange contracts	(93)	(293)	Net interest income	—	—	Net interest income	18	17
Total	$(95)	$(293)		$—	$—		$18	$17

Derivatives designated as net investment hedges:
Foreign exchange contracts	$(148)	$55	Gains (Losses) related to investment securities, net	$—	$—	Gains (Losses) related to investment securities, net	$—	$—
Total	$(148)	$55		$—	$—		$—	$—

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
As of September 30, 2017 and December 31, 2016, the fair value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $2.96 billion and $1.77 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $41.2 million and $166 million, respectively.
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,737	$(6,389)	$5,348		$5,348
Interest-rate contracts	3	(2)	1		1
Cash collateral and securities netting	NA	(637)	(637)	$(106)	(743)
Total derivatives	11,740	(7,028)	4,712	(106)	4,606
Other financial instruments:
Resale agreements and securities borrowing(6)	63,821	(36,728)	27,093	(27,093)	—
Total derivatives and other financial instruments	$75,561	$(43,756)	$31,805	$(27,199)	$4,606

Assets:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$16,484	$(8,257)	$8,227		$8,227
Interest-rate contracts	68	(68)	—		—
Cash collateral and securities netting	NA	(906)	(906)	$(247)	(1,153)
Total derivatives	16,552	(9,231)	7,321	(247)	7,074
Other financial instruments:
Resale agreements and securities borrowing(6)	58,677	(35,517)	23,160	(22,939)	221
Total derivatives and other financial instruments	$75,229	$(44,748)	$30,481	$(23,186)	$7,295

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
(6) Included in the $27,093 million as of September 30, 2017 were $3,465 million of resale agreements and $23,628 million of collateral provided related to securities borrowing. Included in the $23,160 million as of December 31, 2016 were $1,956 million of resale agreements and $21,204 million of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
NA Not applicable

State Street Corporation | 84

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2017
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$11,583	$(6,390)	$5,193		$5,193
Interest-rate contracts(6)	107	(1)	106		106
Other derivative contracts	319	—	319		319
Cash collateral and securities netting	NA	(1,074)	(1,074)	$(262)	(1,336)
Total derivatives	12,009	(7,465)	4,544	(262)	4,282
Other financial instruments:
Repurchase agreements and securities lending(7)	45,864	(36,728)	9,136	(6,564)	2,572
Total derivatives and other financial instruments	$57,873	$(44,193)	$13,680	$(6,826)	$6,854

Liabilities:	December 31, 2016
				Gross Amounts Not Offset in Statement of Condition
(In millions)	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Cash and Securities Provided(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$15,956	$(8,253)	$7,703		$7,703
Interest-rate contracts	348	(73)	275		275
Other derivative contracts	380	—	380		380
Cash collateral and securities netting	NA	(2,356)	(2,356)	$(180)	(2,536)
Total derivatives	16,684	(10,682)	6,002	(180)	5,822
Other financial instruments:
Resale agreements and securities lending(7)	44,933	(35,517)	9,416	(7,059)	2,357
Total derivatives and other financial instruments	$61,617	$(46,199)	$15,418	$(7,239)	$8,179

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
(7) Included in the $9,136 million as of September 30, 2017 were $3,867 million of repurchase agreements and $5,269 million of collateral received related to securities lending. Included in the $9,416 million as of December 31, 2016 were $4,400 million of repurchase agreements and $5,016 million of collateral received related to securities lending. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Additional information about principal securities finance transactions is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
NA Not applicable

State Street Corporation | 85

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The securities transferred under resale and repurchase agreements typically are U.S. Treasury, agency and agency MBS. In our principal securities borrowing and lending arrangements, the securities transferred are predominantly equity securities and some corporate debt securities. The fair value of the securities transferred may increase in value to an amount greater than the amount received under our repurchase and securities lending arrangements, which exposes the Company with counterparty risk. We require the review of the price of the underlying securities in relation to the carrying value of the repurchase agreements and securities lending arrangements on a daily basis and when appropriate, adjust the cash or security to be obtained or returned to counterparties that is reflective of the required collateral levels.
The following tables summarize our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements as of the periods indicated:

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2017
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,009			$35,009
Total	35,009	—	—	35,009
Securities lending transactions:
Corporate debt securities	103			103
Equity securities	10,433		297	10,730
Non-U.S. sovereign debt	22			22
Total	10,558	—	297	10,855
Gross amount of recognized liabilities for repurchase agreements and securities lending	$45,567	$—	$297	$45,864

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
(In millions)	Overnight and Continuous	Up to 30 days	30 – 90 days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$35,509	$—	$—	$35,509
Total	35,509	—	—	35,509
Securities lending transactions:
Corporate debt securities	53	—	—	53
Equity securities	8,337	—	1,034	9,371
Total	8,390	—	1,034	9,424
Gross amount of recognized liabilities for repurchase agreements and securities lending	$43,899	$—	$1,034	$44,933

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

(In millions)	September 30, 2017	December 31, 2016
Commitments:
Unfunded credit facilities	$27,008	$26,993

Guarantees(1):
Indemnified securities financing	$379,459	$360,452
Stable value protection	25,351	27,182
Standby letters of credit	3,255	3,459

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Unfunded Credit Facilities
Unfunded credit facilities consist of liquidity facilities for our fund and municipal lending clients and undrawn lines of credit related to senior secured bank loans.
As of September 30, 2017, approximately 73% of our unfunded commitments to extend credit expire within one year. Since many of these commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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

The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2017	December 31, 2016
Fair value of indemnified securities financing	$379,459	$360,452
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	396,123	377,919
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	68,243	60,003
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	73,157	63,959
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either a State Street client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2017 and December 31, 2016, we had approximately $23.63 billion and $21.20 billion, respectively, of collateral provided and approximately $5.27 billion and $5.02 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
As of September 30, 2017, our aggregate accruals for loss contingencies for legal and regulatory matters totaled approximately $15 million. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Except where otherwise noted below, we have not established accruals with respect to the claims discussed and do not believe that potential exposure is probable and can be reasonably estimated.
We have identified certain matters for which loss is reasonably possible (but not probable) in future periods, whether in excess of an accrued liability or where there is no accrued liability, and for which we are able to estimate a range of reasonably possible loss. As of September 30, 2017, our estimate of the range of reasonably possible loss for these matters is from zero to approximately $15 million in the aggregate. Our estimate with respect to the aggregate range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
In certain other pending matters , including the Invoicing Matter, Federal Reserve/Massachusetts Division of Banks Written Agreement and Shareholder Litigation discussed below, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss (including reasonably possible loss in excess of amounts accrued), and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to,

State Street Corporation | 88

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

among other factors, one or more considerations consistent with the factors influencing reasonable estimates described in the above discussion of probable loss accruals. These considerations are particularly prevalent in governmental and regulatory inquiries and investigations and, as a result, reasonably possible loss estimates often are not feasible until the later stages of the inquiry or investigation or of any related legal or regulatory proceeding. An adverse outcome in one or more of the matters for which we do not estimate the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, including matters that if adversely concluded may present material financial, regulatory and reputational risks, no conclusion as to the ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
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
In September 2017, we entered into a settlement with the SEC and paid a penalty of $32.3 million (equal to the fine paid to the DOJ). The SEC settlement also required us to retain an independent ethics and compliance consultant. The monitor appointed in connection with the previously announced DOJ settlement will fulfill that role.
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
We are also responding to requests for information from, and are cooperating with investigations by, governmental and regulatory authorities on these matters, including the civil and criminal divisions of the DOJ, the SEC, the DOL, the Massachusetts Attorney General, and the New Hampshire Bureau of Securities Regulation, which could result in significant fines or other sanctions, civil and criminal, against us. If these governmental or regulatory authorities were to conclude that all or a portion of the billing error merited civil or criminal sanctions, any fine or other penalty could be a significant percentage or a multiple of the portion of the overcharging serving as the basis of such a claim or of the full amount of the overcharging. The governmental and regulatory authorities have significant discretion in civil and criminal matters as to the fines and other penalties they seek to impose. The severity of such fines or other penalties could take into account factors such as the amount and duration of our incorrect invoicing, the government’s or regulator's assessment of the conduct of our employees, as well as prior conduct such as that which resulted in our January 2017 deferred prosecution agreement in connection with transition management services and our recent settlement of civil claims regarding our indirect foreign exchange business.
Any governmental or regulatory proceeding or sanction or the outcome of any litigation could have a material adverse effect on our reputation or business, including the imposition of restrictions on the operation of our business or a reduction in client demand. Resolution of these matters could also have a material adverse effect on our consolidated results of operations for the period or periods in which such matters are resolved or an accrual is determined to be required. No accrual, other than a reserve for client reimbursement, is reflected on our consolidated statement of condition as of September 30, 2017.
Shareholder Litigation
A State Street shareholder has filed a purported class action complaint against the Company alleging that the Company’s financial statements in its annual reports for the 2011-14 period were misleading due to the inclusion of revenues associated with the Transition Management and Invoicing matters. In addition, a State Street shareholder has filed a derivative complaint against the Company's past and present officers and directors to recover alleged losses incurred by the Company relating to the Invoicing Matter and to our January 2016 settlement with the SEC concerning Ohio public retirement plans.
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits of approximately $63 million as of September 30, 2017 decreased from $71 million as of December 31, 2016.
We are presently under audit by a number of tax authorities and the Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2014 and 2015. The earliest tax year open to examination in jurisdictions where we have material operations is 2010. Management believes that we have sufficiently accrued liabilities as of September 30, 2017 for tax exposures.

State Street Corporation | 90

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.    Variable Interest Entities
For additional information on our VIEs, refer to pages 174 to 175 in Note 14 to the consolidated financial statements included under Item 8, Financial Statements and Supplementary Data, in our 2016 Form 10-K.
Tax-Exempt Investment Program
In the normal course of our business, we structure and sell certificated interests in pools of tax-exempt investment-grade assets, principally to our mutual fund clients. We structure these pools as partnership trusts, and the assets and liabilities of the trusts are recorded in our consolidated statement of condition as AFS investment securities and other short-term borrowings. As of September 30, 2017 and December 31, 2016, we carried AFS investment securities, composed of securities related to state and political subdivisions, with a fair value of $1.29 billion and $1.35 billion, respectively, and other short-term borrowings of $1.10 billion and $1.16 billion, respectively, in our consolidated statement of condition in connection with these trusts. The interest income and interest expense generated by the investments and certificated interests, respectively, are recorded as components of NII when earned or incurred.
The trusts had a weighted-average life of approximately 4.4 years as of September 30, 2017, compared to approximately 4.5 years as of December 31, 2016.
Under separate legal agreements, we provide liquidity facilities to these trusts and, with respect to certain securities, letters of credit. As of September 30, 2017, our commitments to the trusts under these liquidity facilities and letters of credit totaled $1.12 billion and $351 million, respectively, and none of the liquidity facilities were utilized.
Interests in Investment Funds
As of September 30, 2017, the average assets and liabilities of our consolidated sponsored investment funds totaled $119.82 million and $19.44 million, respectively. As of December 31, 2016, we had no consolidated funds.
As of September 30, 2017, our potential maximum total exposure associated with the consolidated sponsored investment funds totaled $100 million and represented the value of our economic ownership interest in the funds.
As of September 30, 2017 and December 31, 2016, we managed certain funds, considered VIEs, in which we held a variable interest but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $79 million and $121 million as of September 30, 2017 and December 31, 2016, respectively, and represented the carrying value of our investments, which are recorded in either AFS investment securities or other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.

State Street Corporation | 91

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2017:

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
The following tables present the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)(1)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$1,313	$0.33	$6	$1,313	$0.33	$6
Series D	1,475	0.37	11	1,475	0.37	11
Series E	1,500	0.38	11	1,500	0.38	11
Series F	2,625	26.25	20	2,625	26.25	20
Series G	1,338	0.33	7	1,338	0.33	7
Total			$55			$55

	Nine Months Ended September 30,
	2017			2016
	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total (In millions)
Preferred Stock:
Series C	$3,939	$0.99	$19	$3,939	$0.99	$19
Series D	4,425	1.11	33	4,425	1.11	33
Series E	4,500	1.14	33	4,500	1.14	33
Series F	5,250	52.50	40	5,250	52.50	40
Series G	4,014	0.99	21	2,289	0.57	12
Total			$146			$137

(1) Dividends were paid in September 2017.
In October 2017, we declared dividends on our Series C, D, E and G preferred stock of approximately $1,313, $1,475, $1,500 and $1,338, respectively, per share, or approximately $0.33, $0.37, $0.38 and $0.33, respectively,

State Street Corporation | 92

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

per depositary share. These dividends total approximately $6 million, $11 million, $11 million and $7 million on our Series C, D, E and G preferred stock, respectively, which will be paid in December 2017.
Common Stock
In June 2017, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2018 (the 2017 Program).
In June 2016, our Board approved a common stock purchase program authorizing the purchase of up to $1.4 billion of our common stock through June 30, 2017 (the 2016 Program). The table below presents the activity under both the 2017 Program and 2016 Program during the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2016 Program(1)	—	$—	$—	9.4	$79.93	$750
2017 Program	3.7	93.39	350	3.7	93.39	350
Total	3.7	$93.39	$350	13.1	$83.77	$1,100

(1) Includes $158 million relating to shares acquired in exchange for BFDS stock during the first quarter of 2017. Additional information about the exchange is provided in Note 1 to the consolidated financial statements included in this Form 10-Q.
The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.42	$156	$0.38	$147	$1.18	$442	$1.06	$414
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI as of the dates indicated:

(In millions)	September 30, 2017	December 31, 2016
Net unrealized gains (losses) on cash flow hedges	$(45)	$229
Net unrealized gains (losses) on available-for-sale securities portfolio	301	(225)
Net unrealized gains (losses) related to reclassified available-for-sale securities	18	25
Net unrealized gains (losses) on available-for-sale securities	319	(200)
Net unrealized losses on available-for-sale securities designated in fair value hedges	(73)	(86)
Net unrealized gains (losses) on hedges of net investments in non-U.S. subsidiaries	(52)	95
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit	(6)	(9)
Net unrealized losses on retirement plans	(184)	(194)
Foreign currency translation	(943)	(1,875)
Total	$(984)	$(2,040)
The following table presents changes in AOCI by component, net of related taxes, for the periods indicated:

	Nine Months Ended September 30, 2017
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2016	$229	$(286)	$95	$(9)	$(194)	$(1,875)	$(2,040)
Other comprehensive income (loss) before reclassifications	(274)	555	(147)	3	—	932	1,069
Amounts reclassified into (out of) earnings	—	(23)	—	—	10	—	(13)
Other comprehensive income (loss)	(274)	532	(147)	3	10	932	1,056
Balance as of September 30, 2017	$(45)	$246	$(52)	$(6)	$(184)	$(943)	$(984)

State Street Corporation | 93

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2016
(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Gain (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Other-Than-Temporary Impairment on Held-to-Maturity Securities	Net Unrealized Losses on Retirement Plans	Foreign Currency Translation	Total
Balance as of December 31, 2015	$293	$(128)	$(14)	$(16)	$(183)	$(1,394)	$(1,442)
Other comprehensive income (loss) before reclassifications	(213)	520	55	6	—	77	445
Amounts reclassified into (out of) earnings	—	4	—	(1)	1	—	4
Other comprehensive income (loss)	(213)	524	55	5	1	77	449
Balance as of September 30, 2016	$80	$396	$41	$(11)	$(182)	$(1,317)	$(993)
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains from sales of available-for-sale securities, net of related taxes of ($1) and ($2), respectively	$4	$2	Net gains (losses) from sales of available-for-sale securities
Retirement plans:
Amortization of actuarial losses, net of related taxes of $0 and $1, respectively	2	(1)	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$6	$1

	Nine Months Ended September 30,
	2017	2016
(In millions)	Amounts Reclassified into (out of) Earnings		Affected Line Item in Consolidated Statement of Income
Available-for-sale securities:
Net realized gains (losses) from sales of available-for-sale securities, net of related taxes of $15 and ($3), respectively	$(23)	$4	Net gains (losses) from sales of available-for-sale securities
Held-to-maturity securities:
Other-than-temporary impairment on held-to-maturity securities related to factors other than credit, net of related taxes of $0 and $1, respectively	—	(1)	Losses reclassified (from) to other comprehensive income
Retirement plans:
Amortization of actuarial losses, net of related taxes of ($2) and ($2), respectively	10	1	Compensation and employee benefits expenses
Total reclassifications (out of) into AOCI	$(13)	$4

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
As of September 30, 2017, State Street and State Street Bank exceeded all regulatory capital adequacy requirements to which they were subject. As of September 30, 2017, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2017 that have changed the capital categorization of State Street Bank.
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

State Street Corporation | 95

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			State Street				State Street Bank
(In millions)			Basel III Advanced Approaches September 30, 2017(1)	Basel III Standardized Approach September 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)	Basel III Advanced Approaches September 30, 2017(1)	Basel III Standardized Approach September 30, 2017(2)	Basel III Advanced Approaches December 31, 2016(1)	Basel III Standardized Approach December 31, 2016(2)
Common shareholders' equity:
Common stock and related surplus			$10,307	$10,307	$10,286	$10,286	$11,382	$11,382	$11,376	$11,376
Retained earnings			18,675	18,675	17,459	17,459	12,286	12,286	12,285	12,285
Accumulated other comprehensive income (loss)			(985)	(985)	(1,936)	(1,936)	(808)	(808)	(1,648)	(1,648)
Treasury stock, at cost			(8,697)	(8,697)	(7,682)	(7,682)	—	—	—	—
Total			19,300	19,300	18,127	18,127	22,860	22,860	22,013	22,013
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities(3)			(6,739)	(6,739)	(6,348)	(6,348)	(6,447)	(6,447)	(6,060)	(6,060)
Other adjustments			(122)	(122)	(155)	(155)	(90)	(90)	(148)	(148)
Common equity tier 1 capital			12,439	12,439	11,624	11,624	16,323	16,323	15,805	15,805
Preferred stock			3,196	3,196	3,196	3,196	—	—	—	—
Trust preferred capital securities subject to phase-out from tier 1 capital			—	—	—	—	—	—	—	—
Other adjustments			(29)	(29)	(103)	(103)	—	—	—	—
Tier 1 capital			15,606	15,606	14,717	14,717	16,323	16,323	15,805	15,805
Qualifying subordinated long-term debt			1,072	1,072	1,172	1,172	1,076	1,076	1,179	1,179
Trust preferred capital securities phased out of tier 1 capital			—	—	—	—	—	—	—	—
ALLL and other			5	79	19	77	—	79	15	77
Other adjustments			1	1	1	1	—	—	—	—
Total capital			$16,684	$16,758	$15,909	$15,967	$17,399	$17,478	$16,999	$17,061
Risk-weighted assets:
Credit risk			$50,197	$106,377	$50,900	$98,125	$47,282	$103,024	$47,383	$94,413
Operational risk(4)			45,795	NA	44,579	NA	45,270	NA	44,043	NA
Market risk(5)			3,005	1,203	3,822	1,751	3,005	1,203	3,822	1,751
Total risk-weighted assets			$98,997	$107,580	$99,301	$99,876	$95,557	$104,227	$95,248	$96,164
Adjusted quarterly average assets			$211,396	$211,396	$226,310	$226,310	$208,308	$208,308	$222,584	$222,584

Capital Ratios:	2017 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(6)	2016 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(7)
Common equity tier 1 capital	6.5%	5.5%	12.6%	11.6%	11.7%	11.6%	17.1%	15.7%	16.6%	16.4%
Tier 1 capital	8.0	7.0	15.8	14.5	14.8	14.7	17.1	15.7	16.6	16.4
Total capital	10.0	9.0	16.9	15.6	16.0	16.0	18.2	16.8	17.8	17.7
Tier 1 leverage	4.0	4.0	7.4	7.4	6.5	6.5	7.8	7.8	7.1	7.1

(1) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2017 and December 31, 2016 were calculated in conformity with the advanced approaches provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(2) Common equity tier 1 capital, tier 1 capital and total capital ratios as of September 30, 2017 and December 31, 2016 were calculated in conformity with the standardized approach provisions of the Basel III final rule. Tier 1 leverage ratio as of September 30, 2017 and December 31, 2016 were calculated in conformity with the Basel III final rule.
(3) Amounts for State Street and State Street Bank as of September 30, 2017 consisted of goodwill, net of associated deferred tax liabilities, and 80% of other intangible assets, net of associated deferred tax liabilities. Amounts for State Street and State Street Bank as of December 31, 2016 consisted of goodwill, net of deferred tax liabilities and 60% of other intangible assets, net of associated deferred tax liabilities. Intangible assets, net of associated deferred tax liabilities is phased in as a deduction from capital, in conformity with the Basel III final rule.
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
(5) Market risk risk-weighted assets reported in conformity with the Basel III advanced approaches included a CVA which reflected the risk of potential fair value adjustments for credit risk reflected in our valuation of over-the-counter derivative contracts.  The CVA was not provided for in the final market risk capital rule; however, it was required by the advanced approaches provisions of the Basel III final rule.  We used a simple CVA approach in conformity with the Basel III advanced approaches.
(6) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of September 30, 2017.
(7) Minimum requirements will be phased in up to full implementation beginning on January 1, 2019; minimum requirements listed are as of December 31, 2016.
NA Not applicable

State Street Corporation | 96

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest income:
Deposits with banks	$45	$29	$121	$101
Investment securities:
U.S. Treasury and federal agencies	207	200	627	620
State and political subdivisions	56	55	171	162
Other investments	173	208	495	581
Securities purchased under resale agreements	74	40	189	112
Loans and leases	139	97	362	281
Other interest-earning assets	67	18	146	39
Total interest income	761	647	2,111	1,896
Interest expense:
Deposits	39	20	96	73
Securities sold under repurchase agreements	1	—	2	1
Short-term borrowings	3	2	7	4
Long-term debt	78	68	227	191
Other interest-bearing liabilities	37	20	91	57
Total interest expense	158	110	423	326
Net interest income	$603	$537	$1,688	$1,570
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Insurance	$27	$31	$84	$74
Regulatory fees and assessments	24	28	77	65
Securities processing	4	10	20	20
Litigation	3	47	(15)	47
Other	86	71	261	231
Total other expenses	$144	$187	$427	$437
Restructuring Charges
In the third quarter and first nine months of 2017, we recorded restructuring charges of $33 million and $112 million, respectively, compared to $10 million and $120 million in the same periods of 2016. The charges were primarily related to Beacon.

The following table presents aggregate restructuring activity for the periods indicated:

(In millions)	Employee Related Costs	Real Estate Actions	Asset and Other Write-offs	Total
Accrual Balance at December 31, 2015	$9	$11	$3	$23
Accruals for Beacon	86	—	11	97
Payments and Other Adjustments	(4)	(1)	(7)	(12)
Accrual Balance at March 31, 2016	$91	$10	$7	$108
Accruals for Beacon	(1)	15	(1)	13
Payments and Other Adjustments	(35)	(3)	(1)	(39)
Accrual Balance at June 30, 2016	$55	$22	$5	$82
Accruals for Beacon	8	3	(1)	10
Payments and Other Adjustments	(14)	(3)	(1)	(18)
Accrual Balance at September 30, 2016	$49	$22	$3	$74
Accrual Balance at December 31, 2016	$37	$17	$2	$56
Accruals for Beacon	14	—	2	16
Payments and Other Adjustments	(13)	(3)	(2)	(18)
Accrual Balance at March 31, 2017	$38	$14	$2	$54
Accruals for Beacon	60	—	2	62
Payments and other adjustments	(11)	(3)	(2)	(16)
Accrual Balance at June 30, 2017	$87	$11	$2	$100
Accruals for Beacon	23	9	1	33
Payments and Other Adjustments	(10)	(5)	(1)	(16)
Accrual Balance at September 30, 2017	$100	$15	$2	$117
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
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016
Net income	$685	$563
Less:
Preferred stock dividends	(55)	(55)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)
Net income available to common shareholders	$629	$507
Average common shares outstanding (In thousands):
Basic average common shares	372,765	388,358
Effect of dilutive securities: equity-based awards	5,753	4,854
Diluted average common shares	378,518	393,212
Anti-dilutive securities(2)	—	2,166
Earnings per Common Share:
Basic	$1.69	$1.31
Diluted(3)	1.66	1.29

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016
Net income	$1,807	$1,550
Less:
Preferred stock dividends	(146)	(137)
Dividends and undistributed earnings allocated to participating securities(1)	(2)	(2)
Net income available to common shareholders	$1,659	$1,411
Average common shares outstanding (In thousands):
Basic average common shares	376,430	393,959
Effect of dilutive securities: equity-based awards	5,349	4,454
Diluted average common shares	381,779	398,413
Anti-dilutive securities(2)	250	3,027
Earnings per Common Share:
Basic	$4.41	$3.58
Diluted(3)	4.35	3.54

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

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Servicing fees	$1,351	$1,303	$—	$—	$—	$—	$1,351	$1,303
Management fees	—	—	419	368	—	—	419	368
Trading services	239	248	20	19	—	—	259	267
Securities finance	147	136	—	—	—	—	147	136
Processing fees and other	65	12	1	(7)	—	—	66	5
Total fee revenue	1,802	1,699	440	380	—	—	2,242	2,079
Net interest income	606	536	(3)	1	—	—	603	537
Gains (losses) related to investment securities, net	1	4	—	—	—	—	1	4
Total revenue	2,409	2,239	437	381	—	—	2,846	2,620
Provision for loan losses	3	—	—	—	—	—	3	—
Total expenses	1,673	1,634	314	317	34	33	2,021	1,984
Income before income tax expense	$733	$605	$123	$64	$(34)	$(33)	$822	$636
Pre-tax margin	30%	27%	28%	17%			29%	24%

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Servicing fees	$3,986	$3,784	$—	$—	$—	$—	$3,986	$3,784
Management fees	—	—	1,198	931	—	—	1,198	931
Trading services	768	760	55	46	—	—	823	806
Securities finance	459	426	—	—	—	—	459	426
Processing fees and other	203	164	6	(9)	—	—	209	155
Total fee revenue	5,416	5,134	1,259	968	—	—	6,675	6,102
Net interest income	1,691	1,567	(3)	3	—	—	1,688	1,570
Gains (losses) related to investment securities, net	(39)	5	—	—	—	—	(39)	5
Total revenue	7,068	6,706	1,256	971	—	—	8,324	7,677
Provision for loan losses	4	8	—	—	—	—	4	8
Total expenses	5,050	4,920	954	817	134	157	6,138	5,894
Income before income tax expense	$2,014	$1,778	$302	$154	$(134)	$(157)	$2,182	$1,775
Pre-tax margin	28%	27%	24%	16%			26%	23%

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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$1,219	$1,627	$2,846	$1,117	$1,503	$2,620
Income before income taxes	342	480	822	314	322	636

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In millions)	Non-U.S.	U.S.	Total	Non-U.S.	U.S.	Total
Total revenue	$3,494	$4,830	$8,324	$3,278	$4,399	$7,677
Income before income taxes	919	1,263	2,182	835	940	1,775
Non-U.S. assets were $81.5 billion and $86.7 billion as of September 30, 2017 and 2016, respectively.

State Street Corporation | 100

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of
State Street Corporation
We have reviewed the consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-and-nine month periods ended September 30, 2017 and 2016, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Corporation's management.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
November 1, 2017

State Street Corporation | 101

ACRONYMS

2016 Form 10-K	State Street Corporation Annual Report on Form 10-K for the year ended December 31, 2016, as amended	GAAP	Generally accepted accounting principles
ABS	Asset-backed securities	GEAM	General Electric Asset Management
AFS	Available-for-sale	G-SIB	Global systemically important bank
ALLL	Allowance for loan and lease losses	HQLA(1)	High-quality liquid assets
AML	Anti-money laundering	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income (loss)	IDI	Insured depository institution
ASU	Accounting Standards Update	IFDS U.K.	International Financial Data Services Limited U.K.
AUCA	Assets under custody and administration	LCR(1)	Liquidity coverage ratio
AUM	Assets under management	LGD	Loss given default
BCBS	Basel Committee on Banking Supervision	LTD	Long term debt
BFDS	Boston Financial Data Services, Inc.	MBS	Mortgage-backed securities
Board	Board of Directors	MRAC	Management Risk and Capital Committee
bps	Basis points	NII	Net interest income
CAP	Capital adequacy process	NIM	Net interest margin
CCAR	Comprehensive Capital Analysis and Review	NSFR(1)	Net stable funding ratio
CD	Certificates of deposit	OCI	Other comprehensive income (loss)
CET1(1)	Common equity tier 1	OCIO	Outsourced Chief Investment Officer
CLO	Collateralized loan obligations	OFAC	Office of Foreign Assets Control
CRE	Commercial real estate	OTC	Over-the-counter
CVA	Credit valuation adjustment	OTTI	Other-than-temporary-impairment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	Parent Company	State Street Corporation
DOJ	Department of Justice	PCA	Prompt corrective action
DOL	Department of Labor	P&L	Profit-and-loss
ECB	European Central Bank	RC	Risk Committee
EPS	Earnings per share	ROE	Return on average common equity
ERISA	Employee Retirement Income Security Act	RWA(1)	Risk-weighted assets
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SERP	Supplemental executive retirement plans
EVE	Economic value of equity	SLR(1)	Supplementary leverage ratio
FASB	Financial Accounting Standards Board	SPOE Strategy	Single Point of Entry Strategy
FCA	Financial Conduct Authority	SSGA	State Street Global Advisors
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
Federal Reserve	Board of Governors of the Federal Reserve System	State Street Bank	State Street Bank and Trust Company
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FHLMC	Federal Home Loan Mortgage Corporation	TMRC	Trading and Markets Risk Committee
FNMA	Federal National Mortgage Association	UOM	Unit of measure
FRBB	Federal Reserve Bank of Boston	VaR	Value-at-Risk
FSB	Financial Stability Board	VIE	Variable interest entity
FX	Foreign exchange

(1) As defined by the applicable U.S. regulations.

State Street Corporation | 102

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

Beacon: A multi-year program, announced in October 2015, to create cost efficiencies through changes in our operational processes and to further digitize our processes and interfaces with our clients.

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

State Street Corporation | 103

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
The following table presents purchases of our common stock under the 2017 Program and related information for each of the months in the quarter ended September 30, 2017. We may employ third-party broker/dealers to acquire shares on the open market in connection with our common stock purchase programs.

(Dollars in millions, except per share amounts, shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under Publicly Announced Program
Period:
July 1 - July 31, 2017	158	$93.42	158	$1,385
August 1 - August 31, 2017	2,399	93.38	2,399	1,161
September 1 - September 30, 2017	1,191	93.41	1,191	1,050
Total	3,748	$93.39	3,748	$1,050

State Street Corporation | 104

ITEM 6.    EXHIBITS

Exhibit No.		Exhibit Description

	12	Statement of Ratios of Earnings to Fixed Charges

	15	Letter regarding unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32	Section 1350 Certifications

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Label Linkbase Document

*	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2017 and 2016, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2017 and 2016, (iii) consolidated statement of condition as of September 30, 2017 and December 31, 2016, (iv) consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2017 and 2016, (v) consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016, and (vi) notes to consolidated financial statements.

State Street Corporation | 105

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	November 1, 2017	By:	/s/ ERIC W. ABOAF
Eric W. Aboaf,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2017	By:	/s/ ELIZABETH M. SCHAEFER
Elizabeth M. Schaefer,
Senior Vice President, Deputy Controller and Interim Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 106